Form 10-Q
period 2007-06-30
Blackstone Group L.P.
filed 2007-08-13
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s common units representing limited partner interests outstanding as of August 13, 2007 was 260,171,676, which includes 106,838,343 non-voting common units.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus dated June 21, 2007, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on June 25, 2007, which is accessible on the SEC’s website at sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to “Blackstone,” “we,” “us” or “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure in June 2007 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Reorganization”, to Blackstone Group, which comprised certain consolidated and combined entities historically under the common ownership of (a) our two founders, Mr. Stephen A. Schwarzman and Mr. Peter G. Peterson, and our other senior managing directors, (b) selected other individuals engaged in some of our businesses and (c) a subsidiary of American International Group, Inc. and (2) after our reorganization, to The Blackstone Group L.P. and its consolidated subsidiaries.

“Blackstone funds,” “our funds” and “our investment funds” refer to the corporate private equity funds, real estate opportunity funds, funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the corporate private equity funds, real estate opportunity funds and mezzanine funds that are managed by Blackstone. “Our hedge funds” refer to the funds of hedge funds and proprietary hedge funds that are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equal the sum of:

(1) the fair market value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair market value of co-investments arranged by us that were made by limited partners of our corporate private equity and real estate opportunity funds in portfolio companies of such funds and as to which we receive fees or a carried interest allocation);

(2) the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and

(3) the amount of capital raised for our senior debt vehicles.

Our calculation of assets under management may differ from the calculations of other asset managers and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2007	December 31, 2006
Assets
Cash and Cash Equivalents	$1,433,363	$129,443
Cash Held by Blackstone Funds	467,766	810,725
Investments, at Fair Value	10,779,425	31,263,573
Accounts Receivable	294,124	656,165
Due from Brokers	604,312	398,196
Investment Subscriptions Paid in Advance	879,073	280,917
Due from Affiliates	373,011	257,225
Other Assets	93,258	94,800
Intangible Assets	715,088	—
Goodwill	1,551,175	—
Deferred Tax Assets	1,589,296	—

Total Assets	$18,779,891	$33,891,044

Liabilities and Partners’ Capital
Loans Payable	$176,930	$975,981
Amounts Due to Non-Controlling Interest Holders	293,310	647,418
Securities Sold, Not Yet Purchased	638,982	422,788
Due to Affiliates	2,092,719	103,428
Accrued Compensation and Benefits	108,891	66,301
Accounts Payable, Accrued Expenses and Other Liabilities	149,874	157,355

Total Liabilities	3,460,706	2,373,271

Commitments and Contingencies

Non-Controlling Interests in Consolidated Entities	10,760,330	28,794,894

Partners’ Capital
Partners’ Capital (common units, 260,171,677 issued and outstanding as of June 30, 2007)	4,558,505	2,712,605
Accumulated Other Comprehensive Income	350	10,274

Total Partners’ Capital	4,558,855	2,722,879

Total Liabilities and Partners’ Capital	$18,779,891	$33,891,044

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Management and Advisory Fees (includes fees earned from affiliates of $97,183 and $91,966 for the three months ended June 30, 2007 and 2006, respectively, and $327,115 and $158,803 for the six months ended June 30, 2007 and 2006, respectively)	$341,695	$278,668	$789,096	$484,109
Performance Fees and Allocations	453,750	47,781	1,116,247	313,457
Investment Income and Other	179,875	(1,883)	296,345	82,497

Total Revenues	975,320	324,566	2,201,688	880,063

Expenses
Compensation and Benefits	345,545	56,463	424,752	109,313
Interest	15,180	12,692	26,302	20,180
General, Administrative and Other	50,687	31,009	78,819	51,191
Fund Expenses	19,531	38,694	30,968	56,770

Total Expenses	430,943	138,858	560,841	237,454

Other Income
Net Gains from Fund Investment Activities	601,682	55,500	1,197,563	1,407,373

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision (Benefit) for Taxes	1,146,059	241,208	2,838,410	2,049,982
Non-Controlling Interests in Income of Consolidated Entities	374,117	7,498	920,423	1,323,244

Income Before Provision (Benefit) for Taxes	771,942	233,710	1,917,987	726,738
Provision (Benefit) for Taxes	(2,409)	9,647	11,560	15,520

Net Income	$774,351	$224,063	$1,906,427	$711,218

			June 19, 2007 through June 30, 2007
Net Loss			$(52,324)

Net Loss Per Common Unit
Basic			$(0.20)

Diluted			$(0.20)

Weighted-Average Common Units
Basic			256,502,271

Diluted			256,502,271

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net Income	$1,906,427	$711,218
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income of Consolidated Entities	38,830	2,649,017
Net Realized Gains on Investments	(1,178,043)	(3,368,904)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(13,185)	42,329
Non-Cash Performance Fees and Allocations	(483,101)	325,666
Equity Based Compensation Expense	236,228	—
Intangible Amortization	7,200	—
Other Non-Cash Amounts Included in Net Income	4,775	(25,084)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds	255,222	8,811
Due from Brokers	(206,116)	—
Accounts Receivable	425,157	(110,689)
Due from Affiliates	(18,329)	(85,522)
Other Assets	(16,860)	(10,135)
Accrued Compensation and Benefits	41,856	11,647
Accounts Payable, Accrued Expenses and Other Liabilities	18,913	38,206
Due to Affiliates	68,010	71,119
Amounts Due to Non-Controlling Interest Holders	(3,385)	82,588
Blackstone Funds Related:
Investments Purchased	(4,738,010)	(5,871,192)
Cash Proceeds from Sale of Investments	4,325,631	5,436,338

Net Cash Provided By (Used in) Operating Activities	671,220	(94,587)

Cash Flows from Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(14,518)	(3,458)
Elimination of Cash for Non-Contributed Entities	(23,292)	—

Net Cash Used in Investing Activities	(37,810)	(3,458)

Cash Flows from Financing Activities
Issuance of Units in Initial Public Offering	7,501,240	—
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,350,623)	(4,490,993)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,125,077	5,123,864
Contributions from Predecessor Owners	222,909	158,269
Distributions to Predecessor Owners	(1,861,117)	(1,185,804)
Purchase of Interests from Predecessor Owners	(4,569,110)	—
Proceeds from Loans Payable	1,617,483	4,547,854
Repayment of Loans Payable	(2,015,349)	(4,077,464)

Net Cash Provided By Financing Activities	670,510	75,726

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1,008

Net Increase (Decrease) in Cash and Cash Equivalents	1,303,920	(21,311)
Cash and Cash Equivalents, Beginning of Period	129,443	86,414

Cash and Cash Equivalents, End of Period	$1,433,363	$65,103

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information:
Payments for Interest	$26,080	$16,211

Payments for Income Taxes	$42,859	$7,271

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Investment Transactions of Consolidated Blackstone Funds	$139,219	$148,240

Supplemental Non-Cash Financing Activities
Non-Cash Distributions to Non-Controlling Interest Holders	$46,837	$136,821

Non-Cash Distributions to Partners	$9,619	$34,159

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$139,219	$148,240

Elimination of Non-Controlling Interests of Non-Contributed Entities	$823,030	$—

Elimination of Capital of Non-Contributed Entities	$118,947	$—

Transfer of Partners’ Capital to Non-Controlling Interests	$2,058,065	$—

Distribution Payable to Predecessor Owners	$623,942	$—

Reorganization of the Partnership
Goodwill as a Result of Reorganization	$(1,551,175)	$—

Intangibles as a Result of Reorganization	$(722,288)	$—

Accounts Payable, Accrued Expenses and Other Liabilities	$17,659	$—

Non-Controlling Interest in Consolidated Entities	$2,255,804	$—

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings
Deferred Tax Asset	$(1,589,296)	$—

Due to Affiliates	$1,350,902	$—

Partners’ Capital	$238,392	$—

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services based in New York. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds, collectively referred to as the “Blackstone Funds.” Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Basis of Presentation – The accompanying unaudited condensed consolidated and combined financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated and combined financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated and combined financial statements are presented fairly and that estimates made in preparing its condensed consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with the combined financial statements of the Partnership for the year ended December 31, 2006 included in the Partnership’s prospectus dated June 21, 2007 filed with the Securities and Exchange Commission on June 25, 2007.

The accompanying condensed consolidated and combined financial statements include (1) subsequent to the reorganization as described below, the consolidated accounts of Blackstone, and (2) prior to the reorganization the entities engaged in the above businesses under the common ownership of the two founders of Blackstone, Stephen A. Schwarzman and Peter G. Peterson (the “Founders”), Blackstone’s other senior managing directors and selected other individuals engaged in some of our businesses, personal planning vehicles beneficially owned by the families of these individuals and a subsidiary of American International Group, Inc. (“AIG”), whom are referred to collectively as the “predecessor owners”.

Certain of the Blackstone Funds are included in the consolidated and combined financial statements of the Partnership. Consequently, the condensed consolidated and combined financial statements of the Partnership reflect the assets, liabilities, revenues, expenses and cash flows of these consolidated Blackstone Funds on a gross basis. The majority economic ownership interests in these funds are reflected as Non-Controlling Interests in Consolidated Entities in the condensed consolidated and combined financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital.

The Partnership’s interest in Blackstone Holdings (see “Reorganization of the Partnership” below) is within the scope of the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interest for the economic interest in Blackstone Holdings held directly by the Founders and the senior managing directors and selected other individuals engaged in some of Blackstone’s businesses and AIG.

Certain prior period financial statement balances have been reclassified to conform to the current presentation.

Reorganization of the Partnership – The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by Blackstone’s senior managing directors and the Founders.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Blackstone’s business was historically conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its predecessor owners. In order to facilitate the initial public offering, as described in further detail below, the predecessor owners completed a reorganization as of the close of business on June 18, 2007 (the “Reorganization”) whereby, with certain limited exceptions, each of the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name, were contributed (“Contributed Businesses”) to five newly-formed holding partnerships (Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P. (collectively, “Blackstone Holdings”)) or sold to wholly-owned subsidiaries of the Partnership (which in turn contributed them to Blackstone Holdings). The Partnership, through wholly-owned subsidiaries, is the sole general partner of each of the Blackstone Holdings partnerships.

The Reorganization was accounted for as an exchange of entities under common control for the interests in the Contributed Businesses which were contributed by the Founders and the other senior managing directors (collectively, the “Control Group”) and as an acquisition of non-controlling interests using the purchase method of accounting for all the predecessor owners other than the Control Group pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).

Blackstone also entered into an exchange agreement with holders of partnership units in Blackstone Holdings (other than the Partnership’s wholly-owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year exchange their Blackstone Holdings Partnership Units for the Partnership common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for one common unit in the Partnership. The terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” refer collectively to a partnership unit in each of the Blackstone Holdings partnerships.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of the predecessor owners. Such amounts totaled $839 million, of which $215 million had been distributed prior to June 30, 2007. The undistributed balance of $624 million as of June 30, 2007 has been recorded as a component of Due to Affiliates.

Initial Public Offering – On June 27, 2007, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership completed the sale of non-voting common units, representing approximately 9.3% of the equity in Blackstone, to Beijing Wonderful Investments, an investment vehicle established by the People’s Republic of China with respect to its foreign exchange reserve. Beijing Wonderful Investments is restricted in the future from purchasing Blackstone Common Units so that its equity interest in Blackstone remains under 10%.

The Partnership contributed the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to its wholly-owned subsidiaries, which in turn used these proceeds to (1) purchase interests in the Contributed Businesses from the predecessor owners (which interests were then contributed to Blackstone Holdings in exchange for newly-issued Blackstone Holdings Partnership Units) and (2) purchase additional newly-issued Blackstone Holdings Partnership Units from Blackstone Holdings.

Consolidation and Deconsolidation of Blackstone Funds – In accordance with GAAP, a number of the Blackstone Funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone Fund (with the exception of Blackstone’s proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights results in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements. For all Blackstone Funds where these rights were granted, with the exception of the funds of hedge funds, these

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

rights became effective on June 27, 2007. The effective date of these rights related to the applicable funds of hedge funds is July 1, 2007. Once the rights become effective, Blackstone’s interest in these funds are deconsolidated and accounted for under the equity method of accounting. As permitted by GAAP, the change from consolidation to equity method accounting has been retroactively presented as if the rights that became effective on June 27, 2007 had been granted effective January 1, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments, At Fair Value – The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. Thus, such funds reflect their investments, including Securities Sold, Not Yet Purchased, on the Condensed Consolidated and Combined Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, these funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

The fair value of the Partnership’s Investments and Securities Sold, Not Yet Purchased are based on observable market prices when available. Such prices are based on the last sales price on the measurement date, or, if no sales occurred on such date, at the “bid” price at the close of business on such date and if sold short, at the “ask” price at the close of business on such date. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

A significant number of the investments have been valued by the Partnership, in the absence of observable market prices, using the valuation methodologies described below. Additional information regarding these investments is provided in Note 4 to the condensed consolidated and combined financial statements. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions. The Partnership estimates the fair value of investments when market prices are not observable as follows.

Corporate private equity, real estate and mezzanine investments – For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined using valuation methodologies after giving consideration to a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

Funds of hedge funds – Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund.

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss associated with short positions are included in the Consolidated and Combined Statements of Income as Net Gains Fund from Investment Activities.

Securities transactions are recorded on a trade date basis.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Equity Method Investments – Blackstone’s general partner interests in the applicable Blackstone Funds is within the scope of EITF 04-5. Historically, Blackstone has consolidated its general partners’ interests in the private equity, real estate and mezzanine funds and certain funds of hedge funds that it manages. In conjunction with its IPO and as described in Note 1, Blackstone granted rights to unaffiliated limited partner fund investors to provide that a simple majority of the fund’s investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. Consequently, these general partners no longer control, but retain significant influence over, the activities of certain of the funds and will account for these general partners’ interests using the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Blackstone’s equity in earnings (losses) from equity method investees is included in Investment Income and Other in the Condensed Consolidated and Combined Statements of Income as such investments represent an integral part of Blackstone’s business.

Blackstone also invests in entities other than its managed funds. In such instances where Blackstone exerts significant influence, but not control, typically when its percentage voting interest in such investments is between 20% and 50%, the Partnership accounts for these investments using the equity method of accounting.

The Partnership evaluates for impairment its equity method investments, including any intangibles and goodwill related to the acquisition of such investments, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable in accordance with APB 18. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary.

Management and Advisory Fees – The Partnership has reclassified into a single revenue component the amounts historically reported as Fund Management Fees and Advisory Fees. Historically, in certain management fee arrangements, Blackstone received a fee attributable to fund performance. Such amounts have been reclassified and included in Performance Fees and Allocations.

Performance Fees and Allocations – Performance Fees and Allocations consist principally of the preferential allocations of profits (“carried interest”) which are a component of the general partners’ interests in the corporate private equity, real estate and mezzanine funds. Blackstone is entitled to carried interest from an investment fund when the fund achieves cumulative investment returns in excess of a specified rate. The Partnership records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date.

Investment Income and Other – Investment Income and Other principally reflects the investment performance, realized and unrealized, of Blackstone’s investments in the Blackstone Funds as well as Blackstone’s equity in earnings (loss) from equity method investees.

Business Combinations – The Partnership accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The unaudited condensed consolidated and combined financial statements of the Partnership for the periods presented does not reflect any business combinations. However, the acquisition of non-controlling interests described in Notes 1 and 3, is accounted for using the purchase method of accounting pursuant to SFAS No. 141.

Goodwill and Intangible Assets – SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), does not permit the amortization of goodwill and indefinite-lived assets. Under SFAS No. 142, these assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. Identifiable finite lived intangible assets are amortized over their estimated useful lives, which are periodically reevaluated for impairment or when circumstances indicate impairment may have occurred in accordance with SFAS No. 142.

Compensation and Benefits – Compensation includes salaries and bonuses (discretionary awards and guaranteed amounts). Bonuses are accrued over the service period to which they relate. Benefits includes both senior managing directors’ and employees’ benefit expense. Prior to the IPO, payments made to senior managing directors were accounted for as partnership distributions rather than as compensation.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Share-Based Payment – Share-based compensation is accounted for under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are recognized over the relevant service period. Further, as required under SFAS No. 123(R), the Partnership estimates forfeitures for share-based awards that are not expected to vest.

Profit Sharing Plan – A portion of the carried interest earned subsequent to the Reorganization with respect to certain funds is due to senior managing directors and employees. These amounts are accounted for by the Partnership as compensatory profit sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense. Currently, approximately 40% of the carried interest earned under these arrangements is paid to these individuals who work in the related operations.

Net Income (Loss) Per Common Unit – The Partnership computes Net Income (Loss) per Common Unit in accordance with SFAS No. 128, Earnings Per Share. Basic Net Income (Loss) per Common Unit is computed by dividing income (loss) available to common unitholders by the weighted-average number of common units outstanding for the period. Diluted Net Income (Loss) per Common Unit reflects the assumed conversion of all dilutive securities. Prior to the Reorganization, Blackstone’s business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its then existing owners. There was no single capital structure upon which to calculate historical earnings per unit information. Accordingly, earnings per unit information has not been presented for historical periods prior to the Reorganization.

Income Taxes – Blackstone has historically operated as a partnership for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, income has not been subject to U.S. federal and state income taxes. Taxes related to income earned by these entities represent obligations of the individual partners and members and have not been reflected in the historical combined financial statements. Income taxes shown on the historical combined statements of income are attributable to the New York City unincorporated business tax and income taxes on certain entities located in non-U.S. jurisdictions.

Following the Reorganization, the Blackstone Holdings partnerships and their subsidiaries continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions; accordingly, these entities in some cases continue to be subject to New York City unincorporated business tax, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership are subject to federal, state and local corporate income taxes at the entity level and these will be reflected in the consolidated financial statements.

Recent Accounting Pronouncements – In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. The Partnership adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Partnership’s condensed consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Partnership adopted SFAS No. 157 as of January 1, 2007. The adoption of SFAS No. 157 did not have a material impact on the Partnership’s condensed consolidated and combined financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

certain other items at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Partnership is currently evaluating the potential effect on the financial statements of adopting SFAS No. 159.

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46, as revised to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. FSP FIN 46(R)-7 amends FIN 46, as revised to make permanent the temporary deferral of the application of FIN 46, as revised to entities within the scope of the guide under Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Partnership.

In June 2007, the AICPA issued SOP No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. The adoption of SOP 07-1 is not expected to have a material impact on the Partnership.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Partnership expects to adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. The Partnership is currently evaluating the potential effect on the financial statements of adopting EITF 06-11.

3.	ACQUISITION OF NON-CONTROLLING INTERESTS

Pursuant to the Reorganization transaction described in Note 1, the Partnership acquired interests in the predecessor businesses from the predecessor owners. These interests were acquired, in part, through an exchange of Blackstone Holdings Partnership Units and, in part, through the payment of cash.

This transaction has been accounted for partially as a transfer of interests under common control and, partially, as an acquisition of non-controlling interests in accordance with SFAS No. 141. The vested Blackstone Holdings Partnership Units received by the Control Group in the Reorganization are reflected in the consolidated financial statements as non-controlling interests at the historical cost of the interests they contributed, as they are considered to be the Control Group of the predecessor organization. The vested Blackstone Holdings Partnership Units received by holders not included in the Control Group in the Reorganization are accounted for using the purchase method of accounting under SFAS No. 141 and reflected as non-controlling interests in the consolidated financial statements at the fair value of the interests contributed as these holders are not considered to have been in the group controlling Blackstone prior to the Reorganization. Additionally, ownership interests were purchased with proceeds from the IPO. The cash paid in excess of the cost basis of the interests acquired from members of the Control Group has been charged to equity. Cash payments related to the acquisition of interests from holders outside of the Control Group has been accounted for using the purchase method of accounting.

The total consideration paid to holders outside of the Control Group was $2,760 million and reflects (1) 68,279,449 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2,117 million based on the initial public offering price of $31.00 per common unit, and (2) cash of $643 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximates $2,256 million and has been included in the captions Goodwill and Intangible Assets in the Consolidated Statement of Financial Condition as of June 30, 2007.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The finite-lived intangible assets related to the contractual right to future fee income from management, advisory and incentive fee contracts and the contractual right to earn future carried interest from the corporate private equity, real estate and mezzanine funds was $722 million. The residual amount representing the purchase price in excess of tangible and intangible assets (including a deferred tax liability of $18 million) is $1,551 million and has been recorded as Goodwill.

The Partnership is in the early stages of gathering data and performing an analysis and evaluation of the excess of the cost over the net tangible assets acquired and liabilities assumed and is currently in the process of hiring an independent third party to assist in the valuation of the assets acquired. The Partnership has preliminarily determined the following estimated fair values for the acquired assets and liabilities assumed as of the date of acquisition. To the extent that the estimates used in the preliminary purchase price allocation need to be adjusted, the Partnership will do so upon making that determination but not later than one year from the date of acquisition.

Purchase Price	$2,759,981

Goodwill	$1,551,175
Finite-Lived Intangible Assets/Contractual Rights	722,288
Deferred Tax Liability	(17,659)

Increase to Non-Controlling Interests in Consolidated Entities	2,255,804
Net Assets Acquired, at Fair Value	504,177

Preliminary Purchase Price Allocation	$2,759,981

The estimated useful lives of the finite-lived intangibles are expected to range between 3 and 10 years. The Partnership is amortizing these finite-lived intangibles over their estimated useful lives using the straight line method.

4.	INVESTMENTS

Investments, At Fair Value

A condensed summary of Investments, at Fair Value, which consists primarily of financial instruments held by consolidated Blackstone Funds, follows:

	Fair Value
	June 30, 2007	December 31, 2006
Investments of Consolidated Blackstone Funds	$8,914,046	$31,066,974
Equity Method Investments	1,797,495	133,335
Other Investments	67,884	63,264

	$10,779,425	$31,263,573

The fair value decrease of Investments of Consolidated Blackstone Funds is as a result of the deconsolidation of Blackstone Funds as described in Note 1.

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Equity	$3,103,400	$2,408,012	34.8%	7.8%
Diversified Investments	2,393,169	2,145,729	26.8%	6.9%
Credit Driven	1,194,046	870,350	13.4%	2.8%
Other	381,330	473,908	4.3%	1.5%

Investment Funds Total (Cost: 2007 $5,456,197; 2006 $4,864,068)	7,071,945	5,897,999	79.3%	19.0%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	379,141	7,323,918	4.3%	23.6%
Life Sciences	30,520	1,818,875	0.3%	5.9%
Technology, Media and Telecommunications	26,141	2,119,259	0.3%	6.8%
Energy	15,046	138,174	0.2%	0.4%
Other	164,742	1,261,889	1.8%	4.1%

Partnership and LLC Interests Total
(Cost: 2007 $382,527; 2006 $8,169,518)	615,590	12,662,115	6.9%	40.8%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Common Stock
Manufacturing	461,868	1,858,483	5.2%	6.0%
Technology, Media and Telecommunications	74,639	2,104,697	0.8%	6.8%
Financial Services	40,297	1,055,661	0.5%	3.4%
Other	79,914	878,064	0.9%	2.8%

Common Stock Total (Cost: 2007 $571,789; 2006 $3,692,732)	656,718	5,896,905	7.4%	19.0%
Other, principally preferred stock and warrants
(Cost: 2007 $12,914; 2006 $34,729)	12,002	63,856	0.1%	0.2%

Equity Securities Total (Cost: 2007 $584,703; 2006 $3,727,461)	668,720	5,960,761	7.5%	19.2%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2007 $6,214; 2006 $394,805)	6,658	383,941	0.1%	1.2%

United States and Canada Total
(Cost: 2007 $6,429,641; 2006 $17,155,852)	8,362,913	24,904,816	93.8%	80.2%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Europe
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	$44,293	$1,239,778	0.5%	4.0%
Technology, Media and Telecommunications	97,613	1,099,904	1.1%	3.5%

Partnership and LLC Interests Total
(Cost: 2007 $102,496; 2006 $1,966,987)	141,906	2,339,682	1.6%	7.5%

Equity Securities, principally related to corporate private equity funds
Common Stock
Manufacturing	104,846	—	1.2%	—
Technology, Media and Telecommunications	32,649	1,879,921	0.4%	6.1%
Other	121,849	1,437,567	1.4%	4.6%

Common Stock Total
(Cost: 2007 $222,257; 2006 $2,595,354)	259,344	3,317,488	3.0%	10.7%
Other, principally preferred stock and warrants
(Cost: 2007 $2,761; 2006 $188,618)	2,761	188,456	—	0.6%

Equity Securities Total (Cost: 2007 $225,018; 2006 $2,783,972)	262,105	3,505,944	3.0%	11.3%

Debt Instruments, principally related to marketable alternative asset management funds
(Cost: 2007 $628; 2006 $44,774)	719	46,086	—	0.1%

Europe Total (Cost: 2007 $328,142; 2006 $4,795,733)	404,730	5,891,712	4.6%	18.9%

Asia, Africa, and Other (Cost: 2007 $128,035; 2006 $210,927, principally related to corporate private equity and marketable alternative asset management funds)	146,403	270,446	1.6%	0.9%

Total Investments of Consolidated Blackstone Funds
(Cost: 2007 $6,885,818; 2006 $22,162,512)	$8,914,046	$31,066,974	100.0%	100.0%

At June 30, 2007 and December 31, 2006 respectively, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5% of Blackstone’s net assets. At June 30, 2007 and December 31, 2006, consideration was given as to whether any individual consolidated fund of hedge funds, feeder fund or any other affiliate exceeded 5% of Blackstone’s net assets. At June 30, 2007, the following investments of consolidated feeder funds had fair values which exceeded the 5% threshold: Blackstone Partners Non-Taxable Offshore Master Fund Ltd., $1,657,909; Blackport Capital Fund Ltd., $795,562; and Blackstone Park Avenue Non-Taxable Offshore Master Fund Ltd., $780,522. At December 31, 2006 there were no such investments.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which are principally held by certain of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Description	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
United States – Equity Instruments
Index Funds	$246,063	$51,313	38.5%	12.1%
Manufacturing	158,744	133,991	24.8%	31.7%
Utilities	139,368	119,363	21.8%	28.3%
Financial Services	17,289	—	2.7%	—
Other	8,430	27,911	1.3%	6.6%

United States Total
(Proceeds: 2007 $556,017; 2006 $330,605)	569,894	332,578	89.1%	78.7%

Europe – Equity Instruments
Manufacturing	23,512	19,082	3.7%	4.5%
Utilities	—	34,331	—	8.1%
Other	8,831	—	1.4%

Europe Total (Proceeds: 2007 $33,145; 2006 $50,358)	32,343	53,413	5.1%	12.6%

All other regions – Equity Instruments – Manufacturing
(Proceeds: 2007 $36,222; 2006 $34,336)	36,745	36,797	5.8%	8.7%

Total (Proceeds: 2007 $625,384; 2006 $415,299)	$638,982	$422,788	100.0%	100.0%

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds. Net Gains from Fund Investment Activities on the Condensed Consolidated and Combined Statements of Income include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held through the consolidated Blackstone Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized Gains (Losses)	$235,485	$434,817	$470,074	$1,883,424
Net Change in Unrealized Gains (Losses)	473,088	(382,991)	897,598	(462,693)

	$708,573	$51,826	$1,367,672	$1,420,731

Investments in Variable Interest Entities. Blackstone consolidates certain variable interest entities (“VIEs”) in addition to those entities consolidated under EITF 04-5, when it is determined that Blackstone is the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. The assets of the consolidated VIEs are classified within Investments, at Fair Value. The liabilities of the consolidated VIEs are non-recourse to Blackstone’s general credit.

At June 30, 2007, Blackstone was the primary beneficiary of VIEs whose gross assets were $1,510 million, which is the carrying amount of such financial assets in the consolidated financial statements. The nature of these VIEs include investments in private equity, real estate and funds of hedge funds assets.

Blackstone is also a significant variable interest holder in other VIEs which are not consolidated, as Blackstone is not the primary beneficiary. These VIEs represent certain Blackstone Funds that are funds of hedge funds. At June 30, 2007, gross assets of these entities were approximately $1,577 million. Blackstone’s aggregate maximum exposure to loss is approximately $365 million as of June 30, 2007. Blackstone’s involvement with these entities began on the dates that they were formed, which range from July 2002 to January 2006.

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, mezzanine funds, funds of hedge funds and hedge funds which are not required to be consolidated. The Partnership accounts for these investments under the equity method of accounting and Blackstone’s share of operating income generated by these investments, which includes the unrealized gains or losses on a fair value basis, is recorded as a component of Investment Income and Other.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

A summary of Blackstone’s equity method investments follows:

	Equity Investment		Equity in Net Income
	June 30, 2007	December 31, 2006	Three Months Ended June 30,		Six Months Ended June 30,
			2007	2006	2007	2006
Equity Method Investments	$1,797,495	$133,335	$489,973	$50,015	$1,200,699	$376,766

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized Gains	$13,609	$123	$13,559	$103
Net Change in Unrealized Gains (Losses)	20,393	(1,219)	21,531	2,615

	$34,002	$(1,096)	$35,090	$2,718

Fair Value Measurements

The Partnership adopted SFAS No. 157 as of January 1, 2007, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories.

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, the Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, mezzanine funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2007:

	Total	Level I	Level II	Level III
Investments of Consolidated Blackstone Funds	$8,914,046	$962,565	$1,170	$7,950,311
Equity Method Investments	1,797,495	4,902	—	1,792,593
Other Investments	67,884	13,291	1,910	52,683
Securities Sold, Not Yet Purchased	638,982	637,635	1,347	—

The following table summarizes the Level III investments by valuation methodology as of June 30, 2007.

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total
Third-Party Fund Managers	—	—	72.6%	72.6%
Public / Private Company Comparables	10.7%	14.8%	1.9%	27.4%

Total	10.7%	14.8%	74.5%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows:

Six Months Ended June 30, 2007
Balance, December 31, 2006	$27,564,206
Transfers Out Due to Deconsolidation	(19,433,971)
Transfers In of Equity Method Investees Due to Deconsolidation	630,355
Transfers Out Due to Reorganization	(2,052,996)
Transfers In Due to Reorganization	430,449
Transfers Out	(60,821)
Purchases (Sales), Net	542,095
Realized and Unrealized Gains (Losses), Net	2,176,270

Balance, June 30, 2007	$9,795,587

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at Reporting Date	$856,916

Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income and Other and Net Gains from Fund Investment Activities in the Consolidated and Combined Statements of Income.

5.	LOANS PAYABLE

On June 11, 2007 Blackstone amended its revolving credit facility increasing the credit available from $1 billion to $1.35 billion for a period of up to 15 business days after the amendment or 5 business days after the consummation date of the IPO, which ever occurred first. Certain compliance waivers were also granted and, following the Reorganization, new guarantor entities were designated. On June 27, 2007, the entire loan balance outstanding was repaid.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

As a result of the deconsolidation of Blackstone Funds, the credit facilities related to such funds are no longer a component of the consolidated loans payable balance. In all other respects, Blackstone’s credit agreements have not significantly changed since December 31, 2006.

6.	INCOME TAXES

Prior to the Reorganization, Blackstone provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%. Following the Reorganization, the Blackstone Holdings Partnerships will continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions; accordingly, these entities in some cases continue to be subject to the New York City unincorporated business tax or, in the case of non-U.S. entities to non-U.S. corporate income taxes. In addition, certain newly formed wholly-owned entities of the Partnership are subject to federal, state and local corporate income taxes.

Blackstone’s effective income tax rate was approximately (0.3%) and 4.1% for the three months ended June 30, 2007 and 2006, respectively, and 0.6% and 2.1% for the six months ended June 30, 2007 and 2006, respectively. Blackstone’s provision (benefit) for income taxes totaled $(2) million and $10 million for the three months ended June 30, 2007 and 2006, respectively, and $12 million and $16 million for the six months ended June 30, 2007 and 2006, respectively.

The difference between the effective tax rate for the three months and six months ended June 30, 2007, and the comparable 2006 periods is due to the following: (1) as discussed above, prior to the Reorganization, Blackstone provided for New York City unincorporated business tax, (2) following the Reorganization, certain newly formed wholly-owned subsidiaries were subject to federal, state and local corporate income taxes, and (3) Blackstone incurred significant charges following the Reorganization which produced a tax benefit at corporate income tax rates. The impact of the tax benefit recorded following the Reorganization offset a substantial portion of the tax recorded for the periods prior to the Reorganization calculated using the applicable New York City unincorporated business tax rate.

As discussed in Note 2, Blackstone adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the consolidated and combined financial position or results of operations.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of January 1, 2007, the predecessor entities’ U.S. federal income tax returns for the years 2003 through 2006 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2002 through 2006. Currently, the City of New York is examining certain subsidiaries’ tax returns for the years 2001 through 2004. Blackstone does not believe that the outcome of this examination will have a material impact on the condensed consolidated and combined financial statements.

7.	NET INCOME (LOSS) PER COMMON UNIT

The Weighted-Average Common Units Outstanding, Basic and Diluted, are calculated as follows:

	June 19, 2007 Through June 30, 2007
	Basic	Diluted
The Blackstone Group L.P. Common Units Outstanding	256,502,271	256,502,271

Weighted-Average Common Units Outstanding	256,502,271	256,502,271

For purposes of calculating diluted earnings (loss) per unit, the Partnership applies the treasury stock method to account for its outstanding deferred restricted common unit awards.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Holders of Blackstone Holdings Partnership Units (other than the Partnership’s wholly-owned subsidiaries), subject to the vesting requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for common units of the Partnership (“Blackstone Common Units”) on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for one Blackstone Common Unit. Consequently, the Partnership applies the “if converted method” to determine the dilutive effect, if any, that the exchange of all Blackstone Holdings Partnership Units would have on basic earnings per common unit. The assumed exchange of Blackstone Holdings Partnership Units includes an assumed tax effect resulting from the increased income (loss) allocated to the Partnership on the exchange of the Blackstone Holdings Partnership Units.

Basic and diluted net income (loss) per common unit are calculated as follows:

	June 19, 2007 Through June 30, 2007
	Basic	Diluted
Net Loss Available to Common Unit Holders	$(52,324)	$(52,324)

Weighted-Average Common Units Outstanding	256,502,271	256,502,271

Net Loss per Common Unit	$(0.20)	$(0.20)

Basic and diluted loss per unit are identical for the period June 19, 2007 through June 30, 2007, as application of the treasury method for the Blackstone’s Common Unit equivalents and the “if converted” method for vested and unvested Blackstone Holdings Partnership Units are anti-dilutive. For the period June 19, 2007 through June 30, 2007, 32,619,295 deferred restricted common units, 387,651,827 vested Blackstone Holdings Partnership Units and 439,864,817 unvested Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

8.	EQUITY BASED COMPENSATION

In conjunction with the IPO, the Partnership granted share-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), which is described below. The Equity Plan is designed to promote the long-term financial interests and growth of the Partnership. Under the terms of the Equity Plan, the Partnership has the ability to grant up to 163,000,000 Blackstone Common Units or Blackstone Holdings Partnership Units. Additionally, the total number of units subject to the Equity Plan may be increased annually. The Equity Plan allows for the granting of options, unit appreciation rights or other unit based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units).

For the period from June 19, 2007 through June 30, 2007, the Partnership recorded compensation expense of $236 million in relation to its equity based awards and a corresponding tax benefit of $17 million. As of June 30, 2007, there was $13,123 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of 6 years. The total fair value of units vested during the period June 19, 2007 through June 30, 2007 was $151 million and represents the portion of the initial awards to the non-senior managing directors at the IPO date.

Total outstanding units, including Blackstone Holdings Partnership Units and deferred restricted common units, were 1,087,688,320 as of June 30, 2007. Total outstanding phantom units were 951,948 as of June 30, 2007.

A summary of the status of the Partnership’s non-vested equity based awards as of June 30, 2007, and changes during the period June 19, 2007 through June 30, 2007, is presented below.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Non-Vested Units	Partnership Units	Weighted-Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted-Average Grant Date Fair Value	Phantom Units	Weighted-Average Grant Date Fair Value
Balance, June 19, 2007	439,864,817	$31.00	—	$—	—	$—
Granted	—	—	38,165,071	27.46	968,609	27.28
Vested	—	—	(5,504,109)	27.34	(16,661)	29.16
Forfeited	—	—	(41,667)	27.60	—	—

Balance, June 30, 2007	439,864,817	$31.00	32,619,295	$27.48	951,948	$27.25

Units Expected to Vest

The following unvested units, as of June 30, 2007, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	429,860,152	6.1
Deferred Restricted Common Units	30,049,372	6.6

Total Equity Settled Awards	459,909,524	6.1

Phantom Units	809,564	2.7

The Partnership is in the process of evaluating how it will fund future unit issuances.

IPO Date Equity Awards

On June 27, 2007, the date of the consummation of the IPO, the Partnership granted 38,165,071 deferred restricted common units to the non-senior managing director professionals, analysts and senior finance and administrative personnel (of which 5,504,109 vested upon completion of the IPO), and 968,609 phantom units (deferred restricted cash settled equity awards) (of which 16,661 vested upon completion of the IPO) to the other non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash. Fair values have been derived based on the IPO price of $31 per unit, multiplied by the number of unvested awards, expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1.0% to 18.4% annually by employee class, and a per unit discount, ranging from $1.13 to $3.76 as these unvested awards do not contain distribution participation rights.

Equity Settled Awards. Subject to a non-senior managing director professional’s continued employment with Blackstone, the unvested deferred restricted common units granted to the non-senior managing director professional as part of the IPO Date Equity Award will vest, and the underlying Blackstone Common Units will be delivered, in one or more installments over a period of up to eight years following the IPO, predominantly five years; provided that a specified percentage of the Blackstone Common Units which would otherwise be delivered on each such vesting date will be retained, and delivery further deferred, until specified dates, subject to the non-senior managing director professional’s compliance with the restrictive covenants that are applicable to such non-senior managing director professional. The first such scheduled delivery date will occur on or after the first anniversary of the IPO.

The Partnership will not make any distributions with respect to unvested deferred restricted common units granted to its non-senior managing director professionals in connection with the IPO Date Award.

Unless otherwise determined by the Partnership, upon the termination of a non-senior managing director professional’s employment, for any reason, all unvested deferred restricted common units granted to the non-senior managing director professional as part of the IPO Date Equity Award and then held by the non-senior managing

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

director professional will be immediately forfeited without any payment or consideration, provided that (1) if such termination is due to death or permanent disability 100% of the unvested deferred units will become vested, or (2) if such termination occurs in connection with retirement, 50% of the unvested deferred units will become vested, and the underlying common units will be delivered in connection with such termination. In the event that a non-senior managing director professional breaches his or her restrictive covenants or is terminated for cause, all deferred restricted common units (whether vested or unvested), and any Blackstone Common Units then held by the non-senior managing director professional in respect of previously delivered deferred restricted common units, will be forfeited. Additionally, in connection with certain change of control events, any deferred restricted common units that are unvested will automatically be deemed vested as of immediately prior to such change in control and their delivery may be accelerated.

Cash-Settled Awards. Subject to a non-senior managing director employee’s continued employment with Blackstone, the phantom deferred cash settled equity awards granted to the non-senior managing director employee as part of the IPO Date Award will vest in equal installments on each of the first, second and third anniversaries of the IPO or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone will deliver cash to the non-senior managing employees in an amount equal to the number of phantom cash settled equity awards held by each such non-senior managing employee that will vest on such date multiplied by the then fair market value of the Blackstone Common Units on such date. Blackstone is accounting for these cash settled awards as a liability calculated in accordance with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

Blackstone paid $517 to non-senior managing director employees in settlement of phantom cash settled equity awards related to the period June 19 through June 30, 2007.

Exchange Units

At the time of the Reorganization, and under the Equity Plan, Blackstone’s predecessor owners received 827,516,644 Blackstone Holdings Partnership Units, of which 387,651,827 were vested and 439,864,817 will vest over a period of up to 8 years from the IPO date. The Partnership is accounting for the unvested Blackstone Holdings Partnership Units as compensation expense in accordance with SFAS No. 123(R). The unvested Blackstone Holdings Partnership Units are charged to compensation expense as the Blackstone Holdings Partnership Units vest over the service period on a straight-line basis. Compensation expense has been calculated based on the IPO value of $31 per unvested Blackstone Holdings Partnership Unit (based on the initial public offering price per Blackstone Common Unit), amortized to compensation expense over the service period, which ranges from 2 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 8%, based on historical experience.

Generally, upon the termination of a senior managing director’s employment, for any reason, all unvested Blackstone Holdings Partnership Units received by the senior managing director as part of the Reorganization and then held by the senior managing director will be immediately forfeited without any payment or consideration; provided that (1) if such termination is due to death or permanent disability 100% of the unvested Blackstone Holdings Partnership Units will become vested, or (2) if such termination occurs in connection with retirement, 50% of the unvested Blackstone Holdings Partnership Units will become vested. In the event that a senior managing director breaches his or her restrictive covenants or is terminated for cause, all Blackstone Holdings Partnership Units (whether vested or unvested), and any Blackstone Common Units then held by the senior managing director in respect of previously delivered unvested Blackstone Holdings Partnership Units, will be forfeited. Additionally, in connection with certain change of control events, any unvested Blackstone Holdings Partnership Units will automatically be deemed vested as of immediately prior to such change in control and their delivery may be accelerated.

Performance Awards

The Partnership has also granted performance based awards. These awards are based on the performance of certain businesses over the five-year period beginning January 2008, relative to a predetermined threshold. At this time, the Partnership has been unable to determine the probability that the threshold will be exceeded, and as such the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Partnership has not recorded any expense related to these awards in the current period. The Partnership will continue to review the performance of these businesses, and will record an expense over the corresponding service period based on the most probable level of anticipated performance. This award will be accounted for as a liability under the guidance provided in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the number of units to be granted in 2012 is dependent upon variations in something other than the fair value of the issuer’s equity shares, i.e., the businesses’ five-year profitability.

9.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, senior managing directors, employees, the Blackstone Funds, and the Portfolio Companies to be affiliates. As of June 30, 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30, 2007	December 31, 2006
Due from Affiliates
Payments Made on Behalf of Non-Consolidated Entities	$203,113	$63,857
Payments Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	166,541	189,373
Advances Made to Predecessor Owners	3,357	3,995

	$373,011	$257,225

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$1,350,902	$—
Due to Predecessor Owners in Connection with Reorganization	623,942	—
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	113,130	47,732
Distributions Received on Behalf of Non-Consolidated Entities	2,536	54,911
Payments Made by Non-Consolidated Entities	2,209	785

	$2,092,719	$103,428

Interests of the Founders, Senior Managing Directors and Employees

In addition, the Founders, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee arrangements. As of June 30, 2007, the Founders, senior managing directors and employees’ investments aggregated $1,648 million, and the Founders, senior managing directors and employees’ share of the Non-Controlling Interests in Income of Consolidated Entities aggregated $157 million and $(7) million for the three months ended June 30, 2007 and 2006, respectively, and $313 million and $97 million for the six months ended June 30, 2007 and 2006, respectively.

Revenues from Affiliates

Management and Advisory Fees earned from affiliates totaled $97,183 and $91,966 for the three months ended June 30, 2007 and 2006, respectively, and $327,115 and $158,803 for the six months ended June 30, 2007 and 2006, respectively.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1,748 and $1,680, respectively, for the three months ended June 30, 2007 and 2006, and $3,762 and $2,934, respectively, for the six months ended June 30, 2007 and 2006.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Contingent Repayment Guarantee

Blackstone personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap), to the corporate private equity, real estate and mezzanine funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that Blackstone fails to fulfill its clawback obligation, if any.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets of the Founders (“Personal Aircraft”). In addition, on occasion, the Founders and their families have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. The Founders paid for their respective purchases of the aircraft themselves and bear all operating, personnel and maintenance costs associated with their operation. In addition, the Founders are charged for their and their families’ personal use of Blackstone assets based on market rates and usage. Payment by the Founders for their and their families’ personal use of the Blackstone resources are principally, but not always, made at market rates. The transactions described herein are not material to the consolidated and combined financial statements.

Tax Receivable Agreement

Blackstone used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of partnership units in Blackstone Holdings (other than wholly-owned subsidiaries of Blackstone), subject to vesting requirements and transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings partnership units for Blackstone Common Units on a one-for-one basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future.

Certain subsidiaries of the Partnership which are corporate taxpayers have entered into a tax receivable agreement with the predecessor owners that provides for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $1,351 million over the next 15 years. The present value of these estimated payments totals $470 million assuming a 12.5% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon the predecessor owners’ continued ownership of Blackstone.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees – Blackstone had approximately $12 million of letters of credit outstanding to provide collateral support related to a credit facility at June 30, 2007.

Debt Covenants – Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone is in compliance with all of its loan covenants as of June 30, 2007.

Investment Commitments – The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1,270 million as of June 30, 2007. In addition, Blackstone had $63 million of unfunded commitments to an infrastructure fund as of June 30, 2007.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements, have unfunded investment commitments to unaffiliated hedge funds of $558 million as of June 30, 2007. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds. Additionally, one of Blackstone’s consolidated fund of hedge funds had an unfunded commitment of $21 million to an unaffiliated hedge fund.

Contingent Obligations (Clawback) – Included within Net Gains from Fund Investment Activities in the Consolidated and Combined Statements of Income are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest recorded to date exceeds the amount due to Blackstone based on cumulative results. If, at June 30, 2007, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1,898 million, on an after tax basis, at an assumed tax rate of 35%. As of June 30, 2007, Blackstone did not have a clawback obligation based upon the performance of the Blackstone Funds.

Contingent Performance Fees and Allocations – Performance fees and allocations related to marketable alternative asset management funds for the six month period ended June 30, 2007 includes $12.3 million attributable to arrangements where the measurement period has not ended.

Litigation – From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of June 30, 2007, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

Operating Leases – Blackstone leases office space under non-cancelable lease and sublease agreements. The related lease commitments have not changed materially since December 31, 2006.

11.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity – Blackstone’s corporate private equity segment comprises its management of corporate private equity funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

•	Real Estate – Blackstone’s real estate segment comprises its management of general real estate funds and two internationally focused real estate funds.

•

Marketable Alternative Asset Management – Blackstone’s marketable alternative asset management segment whose consistent focus is current earnings is comprised of its management of funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds.

•

Financial Advisory – Blackstone’s financial advisory segment comprises its mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

These business segments are differentiated by their various sources of income, with the Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments primarily earning their income from management fees and investment returns on assets under management, while the financial advisory segment primarily earns its income from fees related to investment banking services and advice and fund placement services.

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents Net Income excluding the impact of income taxes, non-cash charges related to the amortization of intangibles and the non-cash charges related to vesting of equity-based compensation. However, the historical combined financial statements do not include non-cash charges related to amortization of intangibles and vesting of equity-based compensation. Therefore, ENI is equivalent to Income Before Provision (Benefit) from Taxes in the historical combined financial statements. ENI is used by management of our segments in making resource deployment and employee compensation decisions.

Management makes operating decisions and assesses the performance of each of Blackstone’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Blackstone Funds that are consolidated into the consolidated and combined financial statements. Consequently, all segment data excludes the assets, liabilities and operating results related to the Blackstone Funds.

The following tables present the financial data for Blackstone’s four reportable segments as of and for the three and six month periods ended June 30, 2007, respectively:

	Three Months Ended June 30, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$106,268	$78,933	$75,602	$97,518	$358,321
Performance Fees and Allocations	254,466	157,425	61,906	—	473,797
Investment Income and Other	65,415	83,853	31,138	1,034	181,440

Total Revenues	426,149	320,211	168,646	98,552	1,013,558

Expenses
Compensation and Benefits	24,603	22,077	42,000	20,636	109,316
Other Operating Expenses	19,887	8,183	20,253	10,344	58,667

Total Expenses	44,490	30,260	62,253	30,980	167,983

Economic Net Income	$381,659	$289,951	$106,393	$67,572	$845,575

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	June 30, 2007 and the Six Months then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$166,026	$325,834	$138,571	$190,044	$820,475
Performance Fees and Allocations	394,888	633,783	129,967	—	1,158,638
Investment Income and Other	92,511	147,324	56,397	2,718	298,950

Total Revenues	653,425	1,106,941	324,935	192,762	2,278,063

Expenses
Compensation and Benefits	41,881	40,405	70,630	35,607	188,523
Other Operating Expenses	32,071	14,612	34,749	16,488	97,920

Total Expenses	73,952	55,017	105,379	52,095	286,443

Economic Net Income	$579,473	$1,051,924	$219,556	$140,667	$1,991,620

Segment Assets	$4,371,187	$3,139,697	$4,333,891	$142,517	$11,987,292

The following tables reconcile the Total Reportable Segments to Blackstone’s Income Before Provision (Benefit) for Taxes and Total Assets as of and for the three and six month periods ended June 30, 2007, respectively:

	Three Months Ended June 30, 2007
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$1,013,558	$(38,238	)(a)	$975,320
Expenses	$167,983	$262,960	(b)	$430,943
Other Income	$—	$601,682	(c)	$601,682
Economic Net Income	$845,575	$(73,633	)(d)	$771,942

	June 30, 2007 and the Six Months then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$2,278,063	$(76,375	)(a)	$2,201,688
Expenses	$286,443	$274,398	(b)	$560,841
Other Income	$—	$1,197,563	(c)	$1,197,563
Economic Net Income	$1,991,620	$(73,633	)(d)	$1,917,987
Total Assets	$11,987,292	$6,792,599	(e)	$18,779,891

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to share-based payments to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$38,238	$76,375
Fund Expenses Added in Consolidation	19,531	30,968
Non-Controlling Interests in Income of Consolidated Entities	543,913	1,090,220

Total Consolidation Adjustments	$601,682	$1,197,563

(d)	The reconciliation of Economic Net Income to Income Before Provision (Benefit) for Taxes as reported in the Consolidated and Combined Statements of Income consists of the following.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Economic Net Income	$845,575	$1,991,620

Consolidation Adjustments
Amortization of Intangibles	(7,200)	(7,200)
Expenses Related to Share-Based Payments	(236,228)	(236,228)
Decrease in Loss Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	169,795	169,795

Total Adjustments	(73,633)	(73,633)

Income Before Provision (Benefit) for Taxes	$771,942	$1,917,987

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

The following tables present financial data for Blackstone’s four reportable segments for the three and six month periods ended June 30, 2006, respectively:

	Three Months Ended June 30, 2006
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$108,155	$53,845	$43,390	$83,005	$288,395
Performance Fees and Allocations	22,228	30,920	(7,737)	—	45,411
Investment Income and Other	(4,765)	7,259	(3,181)	755	68

Total Revenues	125,618	92,024	32,472	83,760	333,874

Expenses
Compensation and Benefits	14,088	15,741	16,946	9,689	56,464
Other Operating Expenses	15,590	7,769	13,949	6,392	43,700

Total Expenses	29,678	23,510	30,895	16,081	100,164

Economic Net Income	$95,940	$68,514	$1,577	$67,679	$233,710

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Six Months Ended June 30, 2006
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$186,588	$111,291	$83,777	$121,418	$503,074
Performance Fees and Allocations	168,617	135,495	16,510	—	320,622
Investment Income and Other	32,174	28,889	21,292	1,371	83,726

Total Revenues	387,379	275,675	121,579	122,789	907,422

Expenses
Compensation and Benefits	27,204	31,257	32,452	18,399	109,312
Other Operating Expenses	24,324	14,220	23,459	9,369	71,372

Total Expenses	51,528	45,477	55,911	27,768	180,684

Economic Net Income	$335,851	$230,198	$65,668	$95,021	$726,738

The following tables reconcile the Total Reportable Segments to Blackstone’s Income Before Provision (Benefit) for Taxes for the three and six month periods ended June 30, 2006, respectively:

	Three Months Ended June 30, 2006
	Total Reportable Segments	Consolidation Adjustments		Blackstone Combined
Revenues	$333,874	$(9,308	)(a)	$324,566
Expenses	$100,164	$38,694	(b)	$138,858
Other Income	$—	$55,500	(c)	$55,500
Economic Net Income	$233,710	$—		$233,710

	Six Months Ended June 30, 2006
	Total Reportable Segments	Consolidation Adjustments		Blackstone Combined
Revenues	$907,422	$(27,359	)(a)	$880,063
Expenses	$180,684	$56,770	(b)	$237,454
Other Income	$—	$1,407,373	(c)	$1,407,373
Economic Net Income	$726,738	$—		$726,738

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Fund Management and Performance Fees and Allocations Eliminated in Consolidation	$9,308	$27,359
Fund Expenses Added in Consolidation	38,694	56,770
Non-Controlling Interests in Income of Consolidated Entities	7,498	1,323,244

Total Consolidation Adjustments	$55,500	$1,407,373

12.	SUBSEQUENT EVENTS

On July 1, 2007, each Blackstone subsidiary that acts as the general partner of certain consolidated funds of hedge funds granted rights to the unaffiliated investors in these funds to provide that a simple majority of the investors will have the right, without cause, to accelerate the liquidation date of these funds in accordance with certain procedures. The granting of these rights, which were effective July 1, 2007, will result in the deconsolidation of such funds of hedge funds from the consolidated financial statements. Accordingly, the Partnership will no longer record the non-controlling interests share of these funds of hedge funds’ partners’ capital and net income. The effect of this adjustment, if reflected at June 30, 2007 and for the six month period then ended, would have changed the June 30, 2007 condensed consolidated financial statements as follows: assets – decrease of 29%; liabilities – decrease of 4%; revenues – decrease of 22%; expenses – decrease of 1%; and non-controlling interests in income of consolidated entities – decrease of 52%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s condensed consolidated and combined financial statements and the related notes included within this Quarterly Report on Form 10-Q.

During the second quarter of 2007 we consummated a number of significant transactions, including the reorganization, the concurrent completion of our initial public offering and sale of non-voting common units to Beijing Wonderful Investments on June 27, 2007, and the deconsolidation of a number of Blackstone Funds. These transactions have had significant effects on many of the items within our condensed consolidated and combined financial statements and affects the comparison of the current year’s periods with those of the prior year’s. The deconsolidation of the Blackstone Funds became effective on June 27, 2007, with the exception of certain funds of hedge funds where the effective date of the deconsolidation is July 1, 2007. The pro forma effects of the deconsolidation of the funds on July 1, 2007 are described in Note 12 to our condensed consolidated and combined financial statements.

Our Business

Blackstone is one of the largest independent alternative asset managers in the world. We also provide a wide range of financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Our business is organized into four business segments:

•

Corporate Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. Through our corporate private equity funds, we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving start-up businesses in established industries, turnarounds, minority investments, corporate partnerships and industry consolidations.

•

Real Estate. Our real estate operation is diversified regionally and across a variety of sectors. We have managed six general real estate opportunity funds and two internationally focused real estate opportunity funds. Our real estate opportunity funds have made significant investments in lodging, major urban office buildings, residential properties, distribution and warehousing centers and a variety of real estate operating companies.

•

Marketable Alternative Asset Management. Established in 1990, our marketable alternative asset management segment is comprised of our management of funds of hedge funds, mezzanine funds and senior debt vehicles, proprietary hedge funds and publicly-traded closed-end mutual funds. These products are intended to provide investors with greater levels of current income, and for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our income from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. In certain management arrangements, we receive performance fees and allocations when the return on assets exceeds certain benchmark returns or other performance targets. We make significant investments in the funds we manage and, in most cases, we receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. Net investment gains and resultant Investment Income generated by the Blackstone funds, principally private equity and real estate funds, are driven by value created by our strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and revise those values when there have been significant changes in the fundamentals of the portfolio company, the portfolio company’s industry or the overall economy. As our strategic initiatives at the portfolio company produce results and overall market conditions change, our funds recognize changes in the value of the underlying investment.

Historically, our most significant expense has been compensation and benefits, which will increase prospectively due to (1) payments to our senior managing directors of profit sharing based compensation following our initial public offering; (2) grants of unvested Blackstone Holdings partnership units to our senior managing directors and selected other individuals engaged in some of our businesses as part of the Reorganization; (3) awards of unvested deferred restricted common units of our other employees; and (4) ownership by our senior managing directors and selected other individuals of a portion of the carried interest income earned in respect of certain of the funds.

Business Environment

Our businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe and to some extent elsewhere in the world. For a discussion of how market factors and economic conditions affect our performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Considerations” in our prospectus dated June 21, 2007 filed with the Securities and Exchange Commission on June 25, 2006.

During much of the second quarter of 2007, global economies and capital markets were favorable for our businesses, leading to strong year-over-year revenue growth in each of our four business segments. Despite pressure in the housing and sub-prime mortgage markets in the U.S., economic activity remained healthy, consumer spending was generally higher and equity markets were favorable, with U.S. and most global equities indices reaching new highs. Increased allocations by pension funds into alternative asset management products combined with improving equity markets and economic growth created favorable environments for our asset management and advisory businesses during the periods presented. Global merger and acquisition activity remained robust in the second quarter, leading to significant year-over-year increases in revenues from these activities.

During the past few years, private equity acquirers have benefited from particularly favorable conditions in the institutional loan and high yield markets, with interest rates being relatively low and lenders offering credit arrangements involving greater amounts of leverage, in many cases, less onerous covenants and other favorable terms. Beginning in the last week of June 2007, conditions in the institutional loan and high yield markets have become significantly less favorable for private equity acquirers, with lenders demanding higher interest rates and more covenants and offering considerably less leverage than had previously been available. Concerns about the sub-prime mortgage market and a large inventory of pending private equity and other leveraged finance transactions (including many that continued to seek the relatively favorable terms that had previously been available) appear to be the principal causes of these significant changes in the credit markets, rather than deterioration in corporate cash flows or borrowers’ ability to service debt. As a result of these developments, lenders have been unable to syndicate senior loans or market high yield debt for a number of pending private equity transactions, which may result in the lenders being required to extend bridge loans to private equity acquirers in some transactions to enable such transactions to be consummated. If current credit market conditions prevail for a sustained period, many of the leading lenders can be expected to substantially cut back their financing commitments for new private equity transactions and increase the costs of the financing commitments that they do make, which would reduce both the overall market volume of buyout activity for a period of time and the competitiveness of private equity acquirers as compared to strategic acquirers. The duration of the current credit market conditions pertaining to private equity transactions and the lending environment once this market correction has run its course are unknown, but a prolonged continuation of current conditions could have an adverse impact on aspects of the Partnership’s private equity business.

Bills have been introduced in the U.S. Congress that would (1) tax carried interest as ordinary income rather than capital gains for U.S. federal income tax purposes, and (2) have the effect of precluding the Partnership from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. If enacted, any such proposed legislation would materially increase the amount of taxes paid by the Partnership and its equity holders.

Significant Transactions

Reorganization

The Blackstone Group L.P. was formed as a Delaware limited partnership on March 12, 2007. The Blackstone Group L.P. is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned by Blackstone’s senior managing directors and controlled by the Founders.

Blackstone’s business was historically conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its predecessor owners. In order to facilitate the initial public offering, as described in further detail below, the predecessor owners completed a reorganization (the “Reorganization”) as of the close of business on June 18, 2007 whereby, with certain limited exceptions, each of the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name, were contributed to five newly-formed holding partnerships (Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P. (collectively, “Blackstone Holdings”)) or sold to wholly-owned subsidiaries of Blackstone (which in turn contributed them to Blackstone Holdings). Blackstone, through wholly-owned subsidiaries, is the sole general partner of each of the Blackstone Holdings partnerships.

The Reorganization was accounted for as an exchange of entities under common control for the interests in the Contributed Businesses which were contributed by the Founders and the other senior managing directors (collectively, the “Control Group”) and as an acquisition of non-controlling interests using the purchase method of accounting for all the predecessor owners other than the Control Group pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).

Blackstone also entered into an exchange agreement with holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly-owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year, exchange their Blackstone Holdings partnership units for the Partnership common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit in Blackstone.

Initial Public Offering

On June 27, 2007, The Blackstone Group L.P. completed the initial public offering (“IPO”) of its common units representing limited partner interests. Upon the completion of the IPO, public investors owned approximately 14.1% of Blackstone’s equity. Concurrently with the IPO, The Blackstone Group L.P. completed the sale of non-voting common units, representing approximately 9.3% of Blackstone’s equity to Beijing Wonderful Investments, an investment vehicle established by the People’s Republic of China with respect to its foreign exchange reserve. Beijing Wonderful Investments is restricted in the future from purchasing common units so that its equity interest in Blackstone remains under 10%.

Blackstone contributed the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to its wholly-owned subsidiaries, Blackstone Holdings, which in turn used these proceeds to (1) purchase interests in the Contributed Businesses from the predecessor owners (and contribute these interests to Blackstone Holdings in exchange for a number of newly-issued Blackstone Holdings partnership units) and (2) purchase a number of additional newly-issued Blackstone Holdings partnership units from Blackstone Holdings.

The net proceeds to the Partnership from the IPO totaling approximately $2.9 billion were used to repay $1,210 million of indebtedness outstanding under Blackstone’s revolving credit agreement, with the balance being invested and/or committed as general partner investments in Blackstone sponsored funds, including its corporate private equity funds, real estate funds, mezzanine funds, funds of hedge funds and hedge funds, and invested in temporary interest bearing investments.

Consolidation and Deconsolidation of Blackstone Funds

In accordance with GAAP, as described above, a number of the Blackstone Funds were historically consolidated into the Partnership’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of the Partnership’s proprietary hedge funds and four of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation of that fund in accordance with certain procedures. The granting of these rights results in the deconsolidation of such investment funds from the Partnership’s consolidated and combined financial statements. For all Blackstone funds where these rights were granted, with the exception of the funds of hedge funds, these rights became effective on June 27, 2007. The effective date of these rights related to the applicable funds of hedge funds was July 1, 2007. Once the rights become effective, the Partnership’s interests in these funds are deconsolidated and accounted for under the equity method of accounting. As permitted by GAAP, the change from consolidation to equity method accounting has been retroactively presented as if the rights that became effective June 27, 2007 had been granted effective January 1, 2007.

Key Financial Measures and Indicators

Revenues

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other.

Management and Advisory Fees. Management and advisory fees consist of (1) fund management fees and (2) advisory fees.

(1)	Fund Management Fees. Fund management fees are comprised of fees charged directly to funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees). Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees and expenses with the limited partners of the fund. These shared items (“management fee reduction amounts”) reduce the management fees received from the limited partners.

(2)	Advisory Fees. Advisory fees consist of advisory retainer and transaction based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partnership interests in the corporate private equity, real estate, and mezzanine funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Prior to the application of the deconsolidation of the carried interest funds, amounts related to carried interest were recorded as a component of Net Gains from Investment Activities. In certain performance fee arrangements related to hedge funds in our marketable alternative asset management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income. Blackstone and its consolidated funds generate realized and unrealized gains from underlying investments in corporate private equity, real estate and marketable alternative asset management funds. Net gains (losses) from our investment activities and resultant Investment Income reflect a combination of internal and external factors. The external factors affecting the net gains associated with our investing activities vary by asset class but are broadly driven by the market considerations discussed above. The key external measures that we monitor for purposes of deriving our investment income include: price/earnings ratios and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for benchmark public companies and comparable transactions and capitalization rates (“cap rates”) for real estate property investments. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments. These measures generally represent the relative value at which comparable entities have either been sold or at which they trade in the public marketplace. Other than the information from our hedge fund managers, we refer to these measures generally as exit multiples. Internal factors that are managed and monitored include a variety of cash flow and operating performance measures, most commonly EBITDA and net operating income.

The funds’ investments are diversified across a variety of industries and geographic locations, and as such we are broadly exposed to the market conditions and business environments referred to above. As a result, although our funds are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector.

Expenses

Compensation and Benefits Expense. Prior to the IPO, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid solely to our non-senior managing director employees. As a result of the IPO, compensation and benefits expense will reflect (1) employee compensation and benefits—employee compensation and benefits expense paid to our employees including our senior managing directors and our non-senior managing director employees, (2) equity based compensation—the recognition of expense associated with grants of unvested deferred restricted common and Blackstone Holdings partnership units awarded to senior managing directors and employees over the corresponding service period, and (3) profit sharing based compensation payments for existing owners and profit sharing interests in carried interest.

(1)	Employee Compensation and Benefits. Our compensation arrangements with our employees contain a significant profit sharing based bonus component. Therefore, as our net revenues increase, our compensation costs also rise. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new products and businesses. Historically, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses have been accounted for as partnership distributions rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense had not reflected payments for services rendered by these individuals. Following the IPO, we will be including all payments for services rendered by our senior managing directors in employee compensation and benefits expense.

(2)	Equity Based Compensation. As a result of the IPO, compensation and benefits reflects the recognition of significant non-cash equity-based compensation as unvested Blackstone Holdings partnership units received in the Reorganization by our senior managing directors and other individuals engaged in some of our businesses, and unvested deferred restricted common units granted to our non-senior managing director professionals at the time of the IPO are charged to expense over the corresponding service period.

(3)	Profit Sharing Arrangements. We have implemented profit sharing arrangements for our existing owners working in our businesses across our different operations designed to achieve a relationship between compensation levels and results that are appropriate for each operation given prevailing market conditions. In addition, the existing owners working in our businesses, other professionals and selected other individuals who work on our carry funds have a profit sharing interest in the carried interest earned in relation to these funds in order to better align their interests with our own and with those of the investors in these funds.

General, Administrative and Other. The balance of our expenses include interest expense, occupancy and equipment expenses and general, administrative and other expenses, which consist of professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. As part of the Reorganization we acquired interests in our businesses from our existing owners. We accounted for the acquisition of the interests from our existing owners other than our Founders and other senior managing directors using the purchase method of accounting, and reflect the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and intangible assets in our condensed consolidated and combined statement of financial condition. We preliminarily estimate that we will record in excess of $722 million of finite lived intangible assets (in addition to approximately $1.551 billion of goodwill). We anticipate amortizing these finite lived intangibles over their estimated useful lives, which are expected to range between three and ten years, using the straight line method. In addition, as part of the Reorganization, our existing owners received 827,516,644 Blackstone Holdings partnership units, of which 439,864,817 are unvested. The grant date fair value of the unvested Blackstone Holdings partnership units (which is based on the initial public offering price per common unit in the IPO) is charged to expense as the Blackstone Holdings partnership units vest over the assumed service periods, which range up to eight years, on a straight line basis. The amortization of these finite lived intangible assets and of this non cash equity based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

Fund Expenses. The expenses of our consolidated Blackstone funds consist primarily of interest expense, professional fees and other third-party expenses. These expenses will be significantly lower in our future financial statements as a result of the deconsolidation of the related investment funds effective July 1, 2007.

Non-Controlling Interests in Income of Consolidated Entities

On a historical basis, non-controlling interests in income of consolidated entities has primarily consisted of interests of unaffiliated third-party investors and AIG’s investments in Blackstone funds pursuant to AIG’s mandated limited partner capital commitments, on which we receive carried interest allocations and which we refer to collectively as “Limited Partners” or “LPs” as well as discretionary investments by the other existing owners and employees. Non-controlling interests related to the corporate private equity, real estate opportunity and mezzanine funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to our funds of hedge funds and hedge funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in our hedge funds following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years). When redeemed amounts become legally payable to investors in our hedge funds on a current basis, they are reclassified as a liability. On the date of the Reorganization, such non-controlling interests were initially recorded at their historical carry-over basis as those interests remained outstanding and were not being exchanged for partnership units of Blackstone Holdings.

Following the IPO, we are no longer consolidating most of our investment funds, as we have granted liquidation rights to the unrelated investors, see “Consolidation and Deconsolidation of Blackstone Funds”, and accordingly non-controlling interests in income of consolidated entities related to the Limited Partner interests in the deconsolidated funds are no longer reflected in our financial results. However, we record significant non-controlling interests in income of consolidated entities relating to the ownership interest of our existing owners in Blackstone Holdings and the limited partner interests in our investment funds that remain consolidated. As described in “Reorganization of The Blackstone Group L.P.”, The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as a non-controlling interest in The Blackstone Group L.P.’s condensed consolidated and combined financial statements.

Income Taxes

We have historically operated as a partnership for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income has not been subject to U.S. federal and state income taxes. Taxes related to income earned by these entities represent obligations of the individual partners and members. Income taxes shown on Blackstone Group’s historical combined income statements are attributable to the New York City unincorporated business tax and income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, the Blackstone Holdings partnerships and their subsidiaries continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions; accordingly, these entities in some cases will continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of The Blackstone Group L.P. will be subject to corporate federal, state and local income taxes that will be reflected in our condensed consolidated and combined financial statements.

As noted in “Business Environment”, bills have been introduced in the U.S. Congress that would (1) tax carried interest as ordinary income rather than capital gains for U.S. federal income tax purposes, and (2) have the effect of precluding the Partnership from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. If enacted, any such proposed legislation would materially increase the amount of taxes paid by the Partnership and its equity holders.

Operating Metrics

The alternative asset management business is a complex business that is unusual due to its ability to support rapid growth without requiring substantial capital investment. However, there also can be volatility associated with its earnings and cash flow. Since our inception, we have developed and used various key operating metrics to assess and monitor the operating performance of our various alternative asset management businesses in order to monitor the effectiveness of our value creating strategies.

Assets Under Management. Assets under management refers to the assets we manage. Our assets under management equal the sum of: (1) the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners of our corporate private equity and real estate opportunity funds in portfolio companies of such funds, as to which we receive fees or a carried interest allocation); (2) the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and (3) the amount of capital raised for our senior debt funds. The assets under management measure also includes assets under management relating to our own and our employees’ investments in funds for which we charge either no or nominal management fees. As a result of raising new funds with sizeable capital commitments, and increases in the net asset values of our funds and their retained profits, our fee earning assets under management have increased significantly over the periods discussed.

Limited Partner Capital Invested. Limited Partner capital invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented. Over our history we have earned aggregate multiples of invested capital for realized and partially realized investments of 2.6x and 2.4x in our corporate private equity and real estate opportunity funds, respectively.

We manage our business using traditional financial measures and our key operating metrics, since we believe that these metrics measure the productivity of our investment activities.

Condensed Consolidated and Combined Results of Operations

Following is a discussion of our condensed consolidated and combined results of operations for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our condensed consolidated and combined results of operations and certain key operating metrics for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$341,695	$278,668	$789,096	$484,109
Performance Fees and Allocation	453,750	47,781	1,116,247	313,457
Investment Income and Other	179,875	(1,883)	296,345	82,497

Total Revenues	975,320	324,566	2,201,688	880,063

Expenses
Compensation and Benefits	345,545	56,463	424,752	109,313
Interest	15,180	12,692	26,302	20,180
General, Administrative and Other	50,687	31,009	78,819	51,191
Fund Expenses	19,531	38,694	30,968	56,770

Total Expenses	430,943	138,858	560,841	237,454

Other Income
Net Gains from Fund Investment Activities	601,682	55,500	1,197,563	1,407,373

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision (Benefit) for Taxes	1,146,059	241,208	2,838,410	2,049,982
Non-Controlling Interests in Income of Consolidated Entities	374,117	7,498	920,423	1,323,244

Income Before Provision (Benefit) for Taxes	771,942	233,710	1,917,987	726,738
Provision (Benefit) for Taxes	(2,409)	9,647	11,560	15,520

Net Income	$774,351	$224,063	$1,906,427	$711,218

Assets Under Management (at Period End)	$91,768,870	$60,512,304	$91,768,870	$60,512,304

Capital Deployed:
Limited Partner Capital Invested	$1,729,914	$3,065,157	$5,608,276	$4,576,059

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues were $975.3 million for the three months ended June 30, 2007, an increase of $650.8 million or 200.5% versus the three months ended June 30, 2006. The increase was primarily due to an increase of $181.8 million in investment income, an increase of $406.0 million in performance fees and allocations, an increase of $48.5 million in fund management fees and an increase of $14.5 million in advisory fees. The increase in fund management fees was primarily due to increased fund related fees in both our Real Estate and Marketable Alternative Asset Management segments. Real Estate’s increase was driven by $34.7 million of management fees from our new fund, Blackstone Real Estate Partners VI. Marketable Alternative Asset Management’s increase was driven by a $15.2 billion increase in assets under management from June 30, 2006 to June 30, 2007, primarily due to significant inflows from institutional investors and positive fund performance. The increase in investment income and performance fees and allocations (general partner carried interest allocations) was comprised of increases in the Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments of $302.4 million, $203.1 million and $103.9 million respectively, as a result of the strong performance of the funds’ investments in each segment.

Other Income

Other Income was $601.7 million for the three months ended June 30, 2007, an increase of $546.2 million or 984.1% versus the three months ended June 30, 2006. These gains arose at the Blackstone Funds level of which $544.0 million and $7.5 million were allocated to non-controlling interest holders for the three months ended June 30, 2007 and June 30, 2006, respectively.

Expenses

Expenses were $430.9 million for the three months ended June 30, 2007, an increase of $292.1 million or 210.3% versus the three months ended June 30, 2006. The increase was primarily due to an increase in employee compensation and benefits of $289.1 million reflecting increased compensation to existing personnel based upon strong financial performance as well as the net addition of personnel to support the growth of each of our business segments including office openings and expansion in London, Hong Kong and India. Included in this increase is equity based compensation of $236.2 million and profit sharing arrangements of $6.8 million. Occupancy related and general, administrative and other expenses increased by $19.7 million as a result of the growth of our business including office openings and international expansion. These increases were offset by a decrease in fund expenses of $19.2 million due to the deconsolidation of certain Blackstone funds.

Capital Deployed

LP Capital Invested was $1.7 billion for the three months ended June 30, 2007, a decrease of $1.3 billion, or 43.6%, versus the three months ended June 30, 2006. The decrease represents a decrease in the amount of investments closed in both our corporate private equity and real estate segments. However, at June 30, 2007, our corporate private equity and real estate segments had a total of $4.8 billion of LP Capital committed to transactions scheduled to close in subsequent periods. Additionally, on July 3, 2007, we agreed to purchase Hilton Hotels Corporation and have committed approximately $4.0 billion of LP Capital to that purchase.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues were $2.2 billion for the six months ended June 30, 2007, an increase of $1.3 billion or 150.2% versus the six months ended June 30, 2006. The increase was primarily due to an increase of $236.4 million in fund management fees, an increase of $213.8 million in investment income and an increase of $802.8 million in performance fees and allocations, and an increase of $68.6 million in advisory fees. The increase in fund management fees was primarily due to increased fund related fees in both our Real Estate and Marketable Alternative Asset Management segments. Real Estate’s increase was driven by $44.1 million of management fees from our new fund, Blackstone Real Estate Partners VI. Marketable Alternative Asset Management’s increase was driven by a $15.2 billion increase in assets under management, primarily due to significant inflows from institutional investors and positive fund performance. The increase in investment income and performance fees and allocations (general partner carried interest allocations) was comprised of increases in the Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments of $286.6 million, $616.7 million and $148.6 million respectively, as a result of the strong performance of the funds’ investments in each segment. The increase in performance fees and allocations was primarily due to significant net appreciation of our funds’ investments in our Corporate Private Equity and Real Estate segments, specifically the technology, media and telecommunications, office and hotel sectors. Additionally, positive performance and a larger asset base in the Marketable Alternative Asset Management segment contributed to the increase in performance fees and allocations.

Other Income

Other Income was $1.2 billion for the six months ended June 30, 2007, a decrease of $209.8 million or 14.9% versus the six months ended June 30, 2006. These gains arose at the Blackstone Funds level of which $1.1 billion and $1.3 billion were allocated to non-controlling interest holders for the six months ended June 30, 2007 and June 30, 2006, respectively.

Expenses

Expenses were $560.8 million for the six months ended June 30, 2007, an increase of $323.4 million or 136.2% versus the six months ended June 30, 2006. The increase was primarily due to an increase in employee compensation and benefits of $315.4 million reflecting the increased investment activities in 2007 as well as the net addition of personnel. Included in this increase is equity based compensation of $236.2 million and profit sharing arrangements of $6.8 million. Occupancy related and general, administrative and other expenses increased by $27.6 million as a result of the growth of our business including office openings and international expansion. These increases were offset by a decrease in fund expenses of $25.8 million due to the deconsolidation of certain Blackstone funds.

Assets Under Management

Assets under management were $91.8 billion at June 30, 2007, an increase of $31.3 billion or 51.7% versus June 30, 2006. The increase was due to increases in assets under management of $4.0 billion in our corporate private equity segment, $12.1 billion in our real estate segment and $15.2 billion in our marketable alternative asset management segment.

Capital Deployed

LP Capital Invested was $5.6 billion for the six months ended June 30, 2007, an increase of $1.0 billion, or 22.6%, versus the six months ended June 30, 2006. The increase was primarily due to increased investment activity in our real estate segment ($2.6 billion), partially offset by a decrease in our corporate private equity segment ($1.6 billion). However, at June 30, 2007, our corporate private equity and real estate segments had a total of $4.8 billion of LP Capital committed to transactions scheduled to close in subsequent periods. Additionally, on July 3, 2007, we agreed to purchase Hilton Hotels Corporation and have committed approximately $4.0 billion of LP Capital to that purchase.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. A key performance measure historically used by management is Economic Net Income (“ENI”).

ENI represents net income excluding the impact of income taxes as well as the impact of non-cash charges related to vesting of certain compensation arrangements. However, our historical condensed consolidated and combined financial statements do not include non-cash charges related to vesting of equity based compensation. Therefore, ENI is equivalent to income before taxes in our historical condensed consolidated and combined financial statements. ENI is used by management for our segments in making resource deployment and compensation decisions.

Revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. As a result, segment revenues are greater than those presented on a combined GAAP basis because fund management fees recognized in certain segments are received from the Blackstone funds and eliminated in consolidation when presented on a combined GAAP basis. Furthermore, segment expenses are lower than related amounts presented on a combined GAAP basis due to the exclusion of fund expenses that are paid by LPs and the elimination of non-controlling interests.

Corporate Private Equity

The following table presents our results of operations for our corporate private equity segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees	$106,268	$108,155	$166,026	$186,588
Performance Fees and Allocations	254,466	22,228	394,888	168,617
Investment Income and Other	65,415	(4,765)	92,511	32,174

Total Revenues	426,149	125,618	653,425	387,379

Expenses
Compensation and Benefits	24,603	14,088	41,881	27,204
Other Operating Expenses	19,887	15,590	32,071	24,324

Total Expenses	44,490	29,678	73,952	51,528

Economic Net Income	$381,659	$95,940	$579,473	$335,851

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Assets Under Management (at Period End)	$31,758,025	$27,731,709	$31,758,025	$27,731,709

Capital Deployed:
Limited Partner Capital Invested	$1,603,508	$2,412,834	$1,660,203	$3,273,854

Our corporate private equity segment performed well in the three months ended and six months ended June 30, 2007, with revenues and ENI rising significantly above the same periods in 2006. Throughout much of the periods presented, the investing climate for our corporate private equity segment remained fundamentally positive, with the global economy, particularly in the United States, performing well, corporate sale transactions relatively active, private equity funds increasingly being considered for acquisitions of public and private companies and availability of debt financing on attractive terms. As discussed above under “Business Environment”, concerns over weakness in the U.S. housing market and sub-prime mortgage market, coupled with a large volume of debt financings in backlog for pending private equity transactions, created more challenging financing conditions starting in the final week of the quarter which have continued to date. The duration of the current credit market conditions pertaining to private equity transactions and the lending environment once this market correction has run its course are unknown, but a prolonged continuation of current conditions could have an adverse impact on aspects of the Partnership’s private equity business.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues were $426.1 million for the three months ended June 30, 2007, an increase of $300.5 million or 239.2% versus the three months ended June 30, 2006. The increase was primarily due to an increase of $232.2 million in performance fees and allocations (general partner carried interest allocations), an increase of $70.2 million in investment income and a decrease of $1.9 million in fund management fees. The increases in performance fees and allocations and investment income were primarily due to an increase of $1.7 billion in net appreciation in certain underlying funds’ portfolio investments. For the three months ended June 30, 2007, our funds’ investments in the technology, media and telecommunications and manufacturing sectors benefited from operating improvements (including cost savings initiatives) by the portfolio companies and increased share price of certain public investments resulting in an increase in the value of these investments. Comparatively, in the 2006 quarter, our funds’ investments incurred a net decline in fair market value of $129.6 million. Management fees for the three months ended June 30, 2007 totaled $106.3 million, a decrease of $1.9 million versus the three months ended June 30, 2006. This net decrease was primarily due to management fee reduction amounts increasing by $8.6 million over the comparable prior quarter reduction amounts of $4.0 million and transaction fees decreasing by approximately $2.2 million from the comparable prior quarter transaction fees of $46.9 million. These decreases were partially offset by a $2.6 million increase in base management fees over the comparable prior quarter base management fees of $60.2 million due to greater fee paying assets under management and an increase in monitoring fees related to portfolio companies of $7.5 million over the comparable prior quarter monitoring fees of $4.6 million.

Expenses

Expenses were $44.5 million for the three months ended June 30, 2007, an increase of $14.8 million or 49.9% versus the three months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits of $10.5 million, reflecting period over period expected increases, the growth of the team and increased investment activity and resultant revenues in 2007. In addition, professional fees increased by $4.4 million, primarily due to increased investment activity.

Capital Deployed

LP Capital Invested in private equity transactions was $1.6 billion for the three months ended June 30, 2007, a decrease of $809.3 million or 33.5%, versus the three months ended June 30, 2006. This decrease reflects a reduction in investments closed during the three months ended June 30, 2007, versus the three months ended June 30, 2006. However, at June 30, 2007, $4.4 billion of LP capital had been committed to transactions that are scheduled to close in subsequent periods and on July 3, 2007 we agreed to acquire Hilton Hotels Corporation and committed approximately $1.5 billion of LP Capital to that purchase.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues were $653.4 million for the six months ended June 30, 2007, an increase of $266.0 million or 68.7% versus the six months ended June 30, 2006. The increase was primarily due to an increase of $226.3 million in performance fees and allocations (general partner carried interest allocations), an increase of $60.3 million in investment income and a decrease of $20.6 million in fund management fees. The increases in performance fees and allocations and investment income were primarily due to an increase of $1.6 billion in net appreciation in certain underlying funds portfolio investments. For the six months ended June 30, 2007, our funds’ investments in the technology, media and telecommunications, manufacturing and waste services sectors benefited from operating improvements (including cost savings initiatives) by the portfolio companies and increased share price of certain public investments resulting in an increase in the value of these investments. Comparatively, in the six months ended June 30, 2006, the net appreciation of the funds’ investments was primarily in the healthcare sector. Management fees for the six months ended June 30, 2007 totaled $166.0 million, a decrease of $20.6 million versus the six months ended June 30, 2006. This net decrease was attributable primarily to management fee reduction amounts increasing by $11.3 million over the comparable prior period reduction amounts of $9.6 million and transaction fees decreasing by approximately $30.8 million from the comparable prior period transaction fees of $75.5 million. These decreases were partially offset by an $11.1 million increase in base management fees over the comparable prior period base management fees of $110.6 million due to greater fee paying assets under management and an increase in monitoring fees related to portfolio companies of $11.9 million over the comparable prior period monitoring fees of $9.1 million.

Expenses

Expenses were $74.0 million for the six months ended June 30, 2007, an increase of $22.4 million or 43.5% versus the six months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits of $14.7 million, reflecting the growth of the team and increased investment activity and resultant revenues in 2007. In addition, professional fees increased by $5.4 million primarily due to increased investment activity.

Assets Under Management

Assets under management were $31.8 billion at June 30, 2007, an increase of $4.0 billion or 14.5% versus June 30, 2006. The increase was due to $4.8 billion of additional capital raised for Blackstone Capital Partners V, partially offset by realizations in our other corporate private equity funds.

Capital Deployed

LP Capital Invested in private equity transactions was $1.7 billion for the six months ended June 30, 2007, a decrease of $1.6 billion or 49.3% versus the six months ended June 30, 2006. This reflects decreases in the size and volume of investment activity. However, at June 30, 2007, $4.4 billion of LP Capital had been committed to transactions that are scheduled to close in subsequent periods and on July 3, 2007 we agreed to acquire Hilton Hotels Corporation and committed approximately $1.5 billion of LP Capital to that purchase.

Real Estate

The following table presents our results of operations for our real estate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees	$78,933	$53,845	$325,834	$111,291
Performance Fees and Allocations	157,425	30,920	633,783	135,495
Investment Income and Other	83,853	7,259	147,324	28,889

Total Revenues	320,211	92,024	1,106,941	275,675

Expenses
Compensation and Benefits	22,077	15,741	40,405	31,257
Other Operating Expenses	8,183	7,769	14,612	14,220

Total Expenses	30,260	23,510	55,017	45,477

Economic Net Income	$289,951	$68,514	$1,051,924	$230,198

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Assets Under Management (at Period End)	$23,060,599	$11,006,750	$23,060,599	$11,006,750

Capital Deployed:
Limited Partner Capital Invested	$71,088	$612,709	$3,859,232	$1,252,146

During the periods presented, macroeconomic conditions generally supported continued economic growth. The strength of demand for real estate, particularly in the office and lodging sectors, continued to be heavily correlated with the strength of the U.S. economy, as indicated by gross domestic product and office employment growth.

The office market sector improved during the period and the hotel sector continued to show considerable year-over-year growth, two key sectors for Blackstone real estate fund investments. Overall new office supply remains below demand in most markets and the replacement costs of new construction continues to rise, allowing landlords to reduce concession packages to tenants. Furthermore, as vacancies and available sublease space declined, market rental rates showed continued growth. Within the lodging sector, hotel supply statistics continued to be favorable.

Conditions in the second quarter and six months of 2007 were favorable, as debt and equity investor demand for real estate assets remained strong and markets remained liquid. However, starting in the last week of June 2007, weakness in the sub-prime lending sector and tighter credit standards by lenders and rating agencies began to have an impact on the real estate capital markets. While these developments have negatively affected some pending real estate transactions, our real estate business has to date not been materially affected by these market conditions as we have been able to continue to finance transactions on reasonable terms and conditions. However, we cannot predict whether the current conditions in the real estate credit markets will worsen and begin to affect our business.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues were $320.2 million for the three months ended June 30, 2007, an increase of $228.2 million or 248.0% versus the three months ended June 30, 2006. The increase was primarily due to an increase of $126.5 million in performance fees and allocations (general partner carried interest allocations), an increase of $25.1 million in fund management fees and an increase of $76.6 million in investment income. The increases in performance fees and allocations and investment income reflect operating improvements by the portfolio companies and improvements in exit multiples from our investments in the office sector. For the three months ended June 30, 2006, net appreciation was primarily due to increased share prices of certain public investments. The increase in fund management fees was primarily due to a net increase in fund related fees of $29.0 million over the comparable prior quarter fund related fees of $30.2 million, offset by a decrease in portfolio company related fees of $3.9 million from the comparable prior quarter portfolio company related fees of $23.7 million (resulting from the reduction in LP Capital Deployed described below). The fund related fees’ net increase of $29.0 million was attributable to $34.7 million of management fees generated from our new fund, Blackstone Real Estate Partners VI (“BREP VI”), which commenced in February 2007, partially offset by reduced management fees from our existing funds after the termination of their investment periods.

Expenses

Expenses were $30.3 million for the three months ended June 30, 2007, an increase of $6.7 million or 28.7% versus the three months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits of $6.3 million, reflecting the growth of the team required to meet our increased investment activity including the launch of BREP VI in February 2007.

Capital Deployed

LP Capital Invested in real estate transactions was $71.1 million for the three months ended June 30, 2007, a decrease of $541.6 million, or 88.4%, versus the three months ended June 30, 2006. This decrease reflects a decrease in investments closed during the three months ended June 30, 2007 versus the three months ended June 30, 2006. However, at June 30, 2007, $378.6 million had been committed to transactions scheduled to close in subsequent periods and on July 3, 2007 we agreed to acquire Hilton Hotels Corporation and committed approximately $2.5 billion of LP Capital to that purchase.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues were $1,106.9 million for the six months ended June 30, 2007, an increase of $831.3 million or 301.5% versus the six months ended June 30, 2006. The increase was primarily due to an increase of $498.3 million in performance fees and allocations (general partner carried interest allocations), an increase of $214.5 million in fund management fees and an increase of $118.4 million in investment income. The increases in investment income and performance fees and allocations were primarily due to our funds’ investments in the office and limited service hotel portfolios, reflecting improvements in exit multiples and operating improvements by the portfolio companies. For the six months ended June 30, 2006, net appreciation was primarily due to operating improvements by the portfolio companies, improvements in exit multiples in the hotel sector and the share price of certain public investments. The increase in fund management fees was primarily due to a net increase in fund related fees of $38.2 million over the comparable prior period fund related fees of $58.5 million and an increase in portfolio company related fees of $176.4 million over the comparable prior period portfolio company related fees of $52.8 million resulting from the increase in LP Capital Deployed described below, primarily the acquisition of Equity Office Properties Trust in February 2007 which generated a fee of $203.7 million. The fund related fees’ net increase of $38.2 million was attributable to $44.1 million of management fees generated from our new fund, BREP VI, which commenced in February 2007, partially offset by reduced management fees from our existing funds after the termination of their investment periods.

Expenses

Expenses were $55.0 million for the six months ended June 30, 2007, an increase of $9.5 million or 21.0% versus the six months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits of $9.1 million, reflecting the growth of the team required to meet our increased investment activity (including the launch of BREP VI in February 2007).

Assets Under Management

Assets under management were $23.1 billion at June 30, 2007, an increase of $12.1 billion or 109.5% versus June 30, 2006. The increase was primarily due to $8.0 billion of capital raised for Blackstone Real Estate Partners VI and net appreciation of our real estate funds’ investments.

Capital Deployed

LP Capital Invested in real estate transactions was $3.9 billion for the six months ended June 30, 2007, an increase of $2.6 billion or 208.2% versus the six months ended June 30, 2006. This increase reflects the increased size and volume of investment activity in 2007, which included the acquisition of Equity Office Properties Trust, as well as additional investments in existing real estate fund properties. Additionally, at June 30, 2007, $378.6 million had been committed to transactions scheduled to close in subsequent periods and on July 3, 2007 we agreed to acquire Hilton Hotels Corporation and committed approximately $2.5 billion of LP Capital to that purchase.

Marketable Alternative Asset Management

The following table presents our results of operations for our marketable alternative asset management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees	$75,602	$43,390	$138,571	$83,777
Performance Fees and Allocations	61,906	(7,737)	129,967	16,510
Investment Income and Other	31,138	(3,181)	56,397	21,292

Total Revenues	168,646	32,472	324,935	121,579

Expenses
Compensation and Benefits	42,000	16,946	70,630	32,452
Other Operating Expenses	20,253	13,949	34,749	23,459

Total Expenses	62,253	30,895	105,379	55,911

Economic Net Income	$106,393	$1,577	$219,556	$65,668

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Assets Under Management (at Period End)	$36,950,246	$21,773,845	$36,950,246	$21,773,845

The marketable alternative asset management business grew significantly during the second quarter and first half of 2007 as we have expanded the range of products we offer, expanded and diversified our investor base and delivered favorable investment performance.

During the periods presented the funds of hedge funds experienced strong performance across most sectors, with particular strength exhibited by the hedged equity, event and credit hedge fund investments. Our performance was positively affected by deal activity in both the activist and event-oriented hedge funds, while long positions were particularly value-additive to the performance. Our research capabilities continue to expand globally to reflect our increased focus on both developing hedge fund relationships and capturing lucrative opportunities worldwide. We continue to experience significant investor inflows, and expand our predominately institutional investor base globally.

Within the distressed securities market, current market conditions have been affected by record low “high-yield” default rates and “stressed” bonds trading at tight credit spreads over treasuries. Starting in the last week of June 2007 and continuing thereafter, credit spreads have widened across most fixed income products.

Global equity markets performed well in the quarter, with most major indices closing near historical highs. Although we benefited from the strong performance of the markets, our performance in our equity hedge funds is not directly tied to the direction of the stock markets as it is dependent on our ability to shift exposures into a broad range of geographies and industries that offer opportunities on both the long and the short side of the market.

The current market environment of closed-end mutual funds is based on a variety of factors, including overall investor demand for long-only exposure in the Asia ex-Japan markets, increasing competition from exchange traded funds and index products and the performance of our underlying portfolio holdings relative to other closed-end mutual funds. Volatility of the markets is an inherent risk of investing in Asia.

The mezzanine market was active due to robust middle-market mergers and acquisition volume, primarily driven by middle-market private equity activity. Recent terms for mezzanine securities have been very aggressive with financial leverage levels increasing and yields being compressed. However, our mezzanine funds continued to find opportunities deemed to be attractive from a credit and investment perspective.

The current conditions in the credit markets restrict the ability of firms such as ours to create new traditional senior debt vehicles, which will adversely affect our senior debt business as long as these conditions continue. On the other hand, current conditions in the credit markets may afford us opportunities to expand the breadth of our debt market product offerings and we are currently exploring some of those opportunities. Unsettled current conditions in the syndicated loan market may also afford increased opportunities for our mezzanine debt business to expand its role in middle market transactions.

Our business is subject to unforeseen changes in market conditions and subsequent to June 30, 2007, as noted elsewhere (see “Business Environment”), conditions in the credit markets have weakened. We cannot predict how long the current conditions will continue.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues were $168.7 million for the three months ended June 30, 2007, an increase in total of $136.1 million or 419.4% versus the three months ended June 30, 2006. The increase was due to an increase of $32.2 million in fund management fees, an increase of $34.3 million in investment income and an increase of $69.6 million in performance fees and allocations. The increase in fund management fees was primarily due to an increase of $15.2 billion in assets under management as a result of significant inflows from institutional investors in new and existing funds, as well as the launch of our equity hedge fund business in October 2006. The increase in investment income represents the firm’s gains on investments held in various business units within the segment. The increase in performance fees and allocations was attributable to improved performance primarily in our funds of hedge funds and proprietary hedge funds’ groups and larger asset bases in several business units within the segment.

Expenses

Expenses were $62.3 million for the three months ended June 30, 2007, an increase of $31.4 million or 101.5% versus the three months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $25.1 million or 147.9%, which was primarily due to an increase in personnel to support expansion into new business initiatives, including the opening of an office in Hong Kong to expand our funds of hedge funds presence in Asia and higher compensation for existing employees, including profit sharing based compensation, to support asset growth and the creation of new investment products. Additionally, professional fees, communications and information services, occupancy and interest expense increased $5.8 million primarily as a result of increased investment activity and increased head count.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues were $324.9 million for the six months ended June 30, 2007, an increase in total of $203.4 million or 167.3% versus the six months ended June 30, 2006. The increase was primarily due to an increase of $54.8 million in fund management fees, an increase of $35.1 million in investment income and an increase of $113.5 million in performance fees and allocations. The increase in fund management fees was primarily due to an increase of $15.2 billion in assets under management as a result of significant inflows from institutional investors in new and existing funds, as well as the launch of our equity hedge fund business in October 2006. The increase in investment income represents our gains on investments held in various business units within the segment. The increase in performance fees and allocations was attributable to improved performance primarily in our funds of hedge funds and proprietary hedge funds’ groups and larger asset bases in several business units within the segment.

Expenses

Expenses were $105.4 million for the six months ended June 30, 2007, an increase of $49.5 million, or 88.5%, versus the six months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $38.2 million or 117.7% which was primarily due to an increase in personnel to support expansion into new business initiatives, including the opening of an office in Hong Kong to expand our funds of hedge funds presence in Asia and higher compensation for existing employees to support asset growth and the creation of new investment products. Additionally, professional fees, communications and information services, occupancy and interest expense increased $10.3 million primarily as a result of increased investment activity.

Assets Under Management

Assets under management were $37.0 billion at June 30, 2007, a net increase of $15.2 billion or 69.7% versus June 30, 2006. The increase was due to significant inflows from a more globally diverse base of clients. The funds of hedge funds business contributed $8.6 billion, or 56.9%, to the overall increase, primarily from pension funds and financial institutions worldwide.

Financial Advisory

The following table presents our results of operations for our financial advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$97,518	$83,005	$190,044	$121,418
Investment Income and Other	1,034	755	2,718	1,371

Total Revenues	98,552	83,760	192,762	122,789

Expenses
Compensation and Benefits	20,636	9,689	35,607	18,399
Other Operating Expenses	10,344	6,392	16,488	9,369

Total Expenses	30,980	16,081	52,095	27,768

Economic Net Income	$67,572	$67,679	$140,667	$95,021

The environment for the financial advisory business remained favorable during the second quarter of 2007. Strong global equity markets coupled with managements and boards of directors increasing their focus on shareholder value creation contributed to an increase in mergers and acquisitions and strategic initiatives. During the periods presented, considerable capital flows to the alternative investment sector led to the commencement, and the subsequent growth, of our fund placement business. The market for restructuring and reorganization advisory services activity continued to experience weakness as a result of the low level of bankruptcies and high level of liquidity in credit markets.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues were $98.6 million for the three months ended June 30, 2007, an increase of $14.8 million or 17.7% versus the three months ended June 30, 2006. The increase was primarily due to an increase of $4.3 million in fees from our fund placement business, and an increase of $18.3 million in fees from our mergers and acquisitions advisory services business, partially offset by an $8.1 million decrease in fees generated by our restructuring and reorganization advisory services business.

Expenses

Expenses were $31.0 million for the three months ended June 30, 2007, an increase of $14.9 million or 92.7% versus the three months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $10.9 million, primarily due to personnel additions in our fund placement and mergers and acquisitions businesses. In addition, operating expenses increased $4.0 million, primarily due to an increase in support service fees for our London-based fund placement business of $2.5 million and professional fees of $1.0 million.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues were $192.8 million for the six months ended June 30, 2007, an increase of $70.0 million or 57.0% versus the six months ended June 30, 2006. The increase was due to an increase of $31.2 million in fees from our mergers and acquisitions advisory services business, and an increase of $45.9 million in fees from our fund placement business, partially offset by a $8.5 million decrease in fees generated by our restructuring and reorganization advisory services business.

Expenses

Expenses were $52.1 million for the six months ended June 30, 2007, an increase of $24.3 million or 87.6% versus the six months ended June 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $17.2 million, primarily due to personnel additions in our fund placement and mergers and acquisitions businesses. In addition, operating expenses increased $7.1 million, primarily due to an increase in support service fees for our London-based fund placement business of $4.0 million, professional fees of $1.1 million, business development expenses of $1.2 million and interest expense of $1.1 million.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

On a historical basis we have drawn on the capital resources of our existing owners together with the committed capital from our Limited Partners in order to fund the investment requirements of the Blackstone funds. In addition, we require capital resources to support the working capital needs of our businesses as well as to fund growth and investments in new business initiatives. We have multiple sources of liquidity to meet these capital needs, including accumulated earnings in the businesses as well as access to the committed credit facilities described in Note 5 to the condensed consolidated and combined financial statements.

Our historical condensed consolidated and combined statements of cash flows reflect the cash flows of the Blackstone operating businesses as well as those of our consolidated Blackstone funds. The assets of the consolidated Blackstone funds, on a gross basis, are much larger than the assets of our operating businesses and therefore have a substantial effect on the reported cash flows reflected in our statement of cash flows. As stated above in “Combined Results of Operations,” our assets under management, which are primarily representative of the net assets within the Blackstone funds, have grown significantly during the periods reflected in our condensed consolidated and combined financial statements. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which were historically reflected in our combined statement of cash flows, increased substantially as a result of this growth. More specifically, the primary cash flow activities of the consolidated Blackstone funds have historically been in (1) raising capital from their investors, which have historically been reflected as non-controlling interests of consolidated entities in our condensed consolidated and combined financial statements, (2) using this capital to make investments, (3) financing certain investments with debt, (4) generating cash flow from operations through the realization of investments and (5) distributing cash flow to investors. The Blackstone funds are treated as investment companies for accounting purposes and therefore these amounts are included in cash flows from operations. As described above in “Consolidation and Deconsolidation of Blackstone Funds,” concurrently with the Reorganization, the Contributing Businesses that act as the general partners of a majority of the consolidated funds took steps to grant certain rights to their relevant unaffiliated investors. The granting of such rights results in the deconsolidation of such investment funds from the Partnership’s condensed consolidated and combined financial statements. For all Blackstone Funds where these rights were granted, with the exception of the funds of hedge funds, these rights became effective June 27, 2007. The effective date of these rights related to the applicable funds of hedge funds was July 1, 2007. Once these rights became effective, Blackstone’s interests in these funds were deconsolidated and accounted for under the equity method of accounting, including for the cash flows of such Blackstone funds. As permitted by GAAP, the change from consolidation to equity method accounting has been retroactively presented as if these rights had been granted effective January 1, 2007.

We have managed our historical liquidity and capital requirements by focusing on our deconsolidated cash flows. Our primary cash flow activities on the basis of deconsolidating the Blackstone funds are (1) generating cash flow from operations, (2) funding general partner capital commitments to Blackstone funds (which cash flows are eliminated in consolidation), (3) generating income from investment activities, (4) funding capital expenditures, (5) funding new business initiatives, (6) borrowings and repayments under credit agreements and (7) distributing cash flow to owners. Cash distributed to unitholders may be provided through distributions received from Blackstone funds or through borrowings from existing credit facilities described in Note 5 to the condensed consolidated and combined financial statements.

We have managed the historical liquidity and capital requirements of Blackstone Group by focusing on our cash flows before the consolidation of the Blackstone funds and the effect of normal changes in assets and liabilities which we anticipate will be settled for cash within one year. Normal movements in our short-term assets and liabilities do not affect our distribution decisions given our current and historically available borrowing capability. We use adjusted cash flow from operations as a supplemental non-GAAP measure to assess liquidity and amounts available for distribution to our existing owners. See “Cash Distribution Policy”. As noted above, in accordance with GAAP, certain of the Blackstone funds are consolidated into the condensed consolidated and combined financial statements of Blackstone Group, notwithstanding the fact that Blackstone Group has only a minority economic interest in these funds. Consequently, Blackstone Group’s condensed consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted cash flow from operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to cash flow from operations presented in accordance with GAAP, adjusted for cash flows relating to changes in operating assets and liabilities, Blackstone funds-related investment activity, net realized gains on investments, non-controlling interests in income of consolidated entities and other non-cash adjustments. We believe that adjusted cash flow from operations provides investors with useful information on the cash flows of Blackstone Group relating to our required capital investments and our ability to make annual cash distributions. However, adjusted cash flow from operations should not be considered in isolation or as alternative to cash flow from operations presented in accordance with GAAP.

Following is a reconciliation of Net Cash Provided By (Used In) Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Cash Flow Provided By (Used In) Operating Activities	$671,220	$(94,587)
Changes in operating assets and liabilities	(564,468)	(6,025)
Blackstone funds related investment activities	412,379	434,854
Net realized gains on investments	1,178,043	3,368,904
Non-controlling interests in income of consolidated entities	(38,830)	(2,649,017)
Other non-cash adjustments	(4,775)	25,084

Adjusted Cash Flow from Operations	$1,653,569	$1,079,213

Operating Activities

Our net cash flow provided by (used in) operating activities was $671.2 million and $(94.6) million during the six months ended June 30, 2007 and June 30, 2006. These amounts primarily include (1) net purchases of investments by consolidated Blackstone funds, after proceeds from sales of investments, of $412.4 million and $434.9 million during those periods, respectively, (2) net realized gains on investments of the Blackstone funds of, $1.2 billion, and $3.4 billion during those periods, respectively, and (3) non-controlling interests in income of consolidated entities of $(38.8) million and $(2.6) billion during those periods, respectively. These amounts also represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting. The increasing working capital needs reflect the growth of our business while the fund-related activities requirements vary based upon the specific investment activities being conducted at a point in time. These movements do not adversely impact our liquidity or earnings trends because we currently have, and anticipate having, access to available borrowing capability.

Investing Activities

Our net cash flow (used in) investing activities was $(37.8) million and $(3.5) million for the six months ended June 30, 2007 and June 30, 2006. Our investing activities included the purchases of furniture, equipment and leasehold improvements.

Financing Activities

Our net cash provided by financing activities was $670.5 million and $75.7 million during the six months ended June 30, 2007 and June 30, 2006. Our financing activities primarily include (1) contributions made by, net of distributions made to, the investors in our consolidated Blackstone funds, historically reflected as non-controlling interests in consolidated entities, of $(225.5) million and $632.9 million during those periods, respectively, (2) meeting the financing needs of Blackstone through the net (repayment) draws on our credit facilities of $(397.9) million and $470.4 million during those periods, respectively, (3) making distributions to, net of contributions by, our predecessor owners of $(1.6) billion and $(1.0) billion during those periods, respectively, (4) receiving $7.5 billion in cash proceeds from the issuance of units in our IPO during the six months ended June 30, 2007 (see “—Significant Transactions—Initial Public Offering”), and (5) the purchase of interests from our predecessor owners of $(4.6) billion for the six months ended June 30, 2007 (see “—Significant Transactions—Reorganization”; “—Significant Transactions—Initial Public Offering”).

Our Future Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing asset management and financial advisory businesses, including through funding a portion of our general partner commitments to and optional side-by-side investments alongside our carry funds, (2) provide capital to facilitate our expansion into new businesses that are complementary to our existing asset management and financial advisory businesses and that can benefit from being affiliated with us, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings partnership units in accordance with our distribution policy. In addition, our own capital commitments to our funds and funds we invest in as of June 30, 2007, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP V	$629,356	$503,297
BCP IV	150,000	41,072
BCOM	50,000	6,604
India Infrastructure	62,500	62,500

Real Estate Funds
BREP VI	648,489	617,858
BREP V	52,545	11,918
BREP International II	26,950	17,845
BREP IV	50,000	5,147
BREP International	20,000	3,901

Marketable Alternative Asset Management
BMEZZ II	17,692	12,790
BMEZZ	41,000	2,609
Strategic Alliance	50,000	47,294

Total	$1,798,532	$1,332,835

Taking into account generally expected market conditions, we believe that the sources of liquidity described below will be sufficient to fund our working capital requirements.

We also receive cash from time to time from (1) cash generated from operations, (2) carried interest and incentive income realizations and (3) realizations on the investments that we make. We expect to use this cash to assist us in making cash distributions to our common unitholders on a quarterly basis in accordance with our distribution policy. Our ability to make cash distributions to our common unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. Cash distributed to unitholders may be provided through distributions from the entities that comprise our business or through borrowings from our existing or future credit facilities.

In the future, we may also issue additional common units and other securities to investors and our employees with the objective of increasing our available capital which would be used for purposes similar to those noted above.

From time to time in the future, we may also repurchase our common units in open market transactions, privately negotiated transactions or otherwise, at times and in quantities that we will determine in our sole discretion.

We intend to use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. We do not anticipate approaching significant leverage levels over the next year or two since the net proceeds from the IPO and the sale of non-voting common units to the Beijing Wonderful Investments are expected to be our principal source of financing for our business during that period. However, our debt-to-equity ratio may increase substantially in the future. This strategy will expose us to the typical risks associated with the use of substantial leverage, including affecting the credit ratings that may be assigned to our debt by rating agencies. For a description of our credit facilities, see Note 5 in the condensed consolidated and combined financial statements.

Our corporate private equity funds, real estate opportunity funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors. Our corporate private equity funds and real estate opportunity funds make direct or indirect investments in companies that utilize leverage in their capital structure, including leverage incurred by the portfolio company resulting from the structuring of the fund’s investment in the portfolio company. The degree of leverage employed varies among portfolio companies based on market conditions and the portfolio company’s financial situation. Our corporate private equity funds and real estate opportunity funds do not monitor leverage employed by their portfolio companies in the aggregate. However, for companies under our funds’ control or over which our funds have significant influence, it is our policy to endeavor to cause the portfolio company to maintain appropriate controls over its liquidity and interest rate exposures.

Our mezzanine and hedge funds use leverage within the funds in order to obtain additional market exposure. The forms of leverage primarily employed are purchasing securities on margin or through other collateralized financing and the use of derivative instruments. Generally, gross leverage will be in the range of 150% to 250% of the fund’s net asset value. The fair value of derivatives generally will encompass 0% to 15% of the fund’s net asset value. Our mezzanine funds employ leverage in order to increase the funds’ returns on invested capital. The funds have typically employed leverage of between 0% and 50% of an investment’s cost, depending on the nature of the asset acquired, with an overall target of borrowings equating to approximately 33% of the funds’ invested assets. Our distressed securities hedge fund does not typically borrow money other than for short-term cash needs. It typically holds both long securities and short securities. Gross investment leverage generally ranges from 90% to 130% based on net asset value, and net exposure is generally 60% to 100% based on net asset value. The fund generally holds 10% to 15% of net asset value in cash and typically is net long. The fund generally utilizes credit derivatives to buy credit protection. Our equity hedge fund generally employs gross leverage in the range of 150% to 250% of the fund’s net asset value.

Critical Accounting Policies

We prepare our condensed consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Our assumptions and our actual results may be affected negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our condensed consolidated and combined financial statements for a summary of our significant accounting policies.

Principles of Consolidation

Our policy is to combine, or consolidate, as appropriate, those entities in which we through our existing owners have control over significant operating, financial or investing decisions of the entity.

For Blackstone funds that are determined to be VIE’s, we consolidate those entities where we absorb a majority of the expected losses or a majority of the expected residual returns, or both, of such entity pursuant to the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), as revised. The evaluation of whether a fund is subject to the requirements of FIN 46 as a VIE and the determination of whether we should consolidate such VIE requires management’s judgment. In addition, we consolidate those entities we control through a majority voting interest or otherwise, including those Blackstone funds in which the general partners are presumed to have control over them pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46 and EITF 04-5 have been applied retrospectively to prior periods. All significant intercompany transactions and balances have been eliminated.

For operating entities over which we may exercise significant influence but which do not meet the requirements for consolidation, we use the equity method of accounting whereby we record our share of the underlying income or losses of these entities.

In those cases where our investment is less than 20% (3% in the case of partnership interests) and significant influence does not exist, such investments are carried at fair value.

Revenue Recognition

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other revenues. Our revenue recognition policies are as follows:

(1)	Fund Management Fees. Fund management fees are comprised of fees charged directly to funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees). Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees and expenses with the limited partners of the fund. These shared items (“management fee reduction amounts”) reduce the management fees received from the limited partners.

(2)	Advisory Fees. Financial advisory fees consist of advisory retainer and transaction based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partnership interests in the corporate private equity, real estate and mezzanine funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. In certain performance fee arrangements related to hedge funds in our marketable alternative asset management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income. Blackstone and its consolidated funds generate realized and unrealized gains from underlying investments in corporate private equity, real estate and marketable alternative asset management funds. Net gains (losses) from our investment activities and resultant Investment Income reflect a combination of internal and external factors. The external factors affecting the net gains associated with our investing activities vary by asset class but are broadly driven by the market considerations discussed above. The key external measures that we monitor for purposes of deriving our investment income include: price/earnings ratios and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for benchmark public companies and comparable transactions and capitalization rates (“cap rates”) for real estate property investments. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments. These measures generally represent the relative value at which comparable entities have either been sold or at which they trade in the public marketplace. Other than the information from our hedge fund managers, we refer to these measures generally as exit multiples. Internal factors that are managed and monitored include a variety of cash flow and operating performance measures, most commonly EBITDA and net operating income.

Investments, at Fair Value

The Blackstone funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide: Investment Companies. Such funds reflect their investments, including securities sold, not yet purchased, on the combined statements of financial condition at their estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of other income in the combined statements of income. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, these funds do not consolidate their majority-owned and controlled investments. We have retained the specialized accounting of the Blackstone funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Effective January 1, 2007 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the condensed consolidated and combined financial statements for the additional information about the level of market observability associated with investments carried at fair value.

The fair value of our investments, including securities sold, not yet purchased, are based on observable market prices when available. Such prices are based on the last sales price on the date of determination, or, if no sales occurred on such day, at the “bid” price at the close of business on such day and if sold short at the “asked” price at the close of business on such day. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

Direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds’ management, which reflects our share of the fair value of the net assets of the investment fund.

We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Investments for which market prices are not observable are generally either private investments in the equity of operating companies or real estate properties or investments in funds managed by others. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the comparable referenced. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

The determination of fair value using these methodologies takes into consideration a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

After our adoption of SFAS 157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. The Partnership adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Partnership’s condensed consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted SFAS No. 157 as of January 1, 2007. The adoption of SFAS No. 157 did not have a material impact on the Partnership’s condensed consolidated and combined financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Partnership is currently evaluating the potential effect on the financial statements of adopting SFAS No. 159.

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46, as revised to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. FSP FIN 46(R)-7 amends FIN 46, as revised to make permanent the temporary deferral of the application of FIN 46, as revised to entities within the scope of the guide under AICPA Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Partnership.

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. The adoption of SOP 07-1 is not expected to have a material impact on the Partnership.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Partnership expects to adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. The Partnership is currently evaluating the potential effect on the financial statements of adopting EITF 06-11.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two types of SPEs—qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46, we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of collateralized debt obligations. For additional information about our involvement with VIEs, see Note 4, “Investments—Investment in Variable Interest Entities” in the Notes to the condensed consolidated and combined financial statements.

In addition to VIEs, in the ordinary course of business certain combined entities of the Blackstone funds issue various guarantees to counterparties in connection with investments, debt, leasing and other transactions. See Note 10, “Commitments and Contingencies” in Notes to the condensed consolidated and combined financial statements for a discussion of guarantees.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2007 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	July 1, 2007 to December 31, 2007	2008–2009	2010–2011	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$10,559	$42,321	$49,490	$251,167	$353,537
Purchase Obligations	1,700	2,713	392	—	4,805
Blackstone Operating Entities Loan and Credit Facilities Payable	21,398	54,128	32,399	—	107,925
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (2)	4,695	6,811	1,123	—	12,629
Blackstone Funds Debt Obligations Payable (3)	69,005	—	—	—	69,005
Interest on Blackstone Funds Debt Obligations Payable (4)	2,360	—	—	—	2,360
Blackstone Operating Entities Capital Commitments to Blackstone and Other Funds (5)	1,332,835	—	—	—	1,332,835

Consolidated Contractual Obligations	1,442,552	105,973	83,404	251,167	1,883,096
Blackstone Funds Debt Obligations Payable (3)	(69,005)	—	—	—	(69,005)
Interest on Blackstone Funds Debt Obligations Payable (4)	(2,360)	—	—	—	(2,360)

Blackstone Operating Entities Contractual Obligations	$1,371,187	$105,973	$83,404	$251,167	$1,811,731

(1)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the condensed consolidated and combined statement of financial condition as of June 30, 2007.

(2)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2007, at spreads to market rates pursuant to the financing agreements, and range from 6.50% to 9.25%.
(3)	These obligations are those of the Blackstone funds.
(4)	Represents interest to be paid over the maturity of the related Blackstone funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2007, at spreads to market rates pursuant to the financing agreements, and range from 4.67% to 6.25%.
(5)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12 million of letters of credit outstanding to provide collateral support related to a credit facility at June 30, 2007.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated and combined financial statements as of June 30, 2007.

Clawback Obligations

At June 30, 2007, due to the funds’ performance results, none of the general partners of our corporate private equity, real estate and mezzanine funds had a clawback obligation to any limited partners of the funds. Since the inception of the funds, the general partners have not been required to make a clawback payment.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance fees and allocations and investment income. There is no material market risk exposure to our net gains from fund investment activities after consideration of the allocation to non-controlling interest holders.

Although the Blackstone funds share many common themes, each of our alternative asset management operations runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy:

•

The investment process of our corporate private equity, real estate and mezzanine funds involves a detailed analysis of potential acquisitions, and asset management teams are assigned to oversee the operations, strategic development, financing and capital deployment decisions of each portfolio investment. These key investment decisions are subject to approval by the applicable investment committee, which is comprised of members of Blackstone senior management.

•

In our capacity as advisor to certain of our marketable alternative asset management funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analysis of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments.

We are sensitive to changes in market risk factors that affect our financial results.

Effect on Fund Management Fees

Our management fees are based on (1) capital commitments to a Blackstone fund, (2) capital invested in a Blackstone fund or (3) the net asset value, or NAV, of a Blackstone fund, as described in our condensed consolidated and combined financial statements. Management fees will only be directly affected by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone funds in existence and the current stage of each fund’s life cycle. As of June 30, 2007, taking into consideration the effect of the deconsolidation of certain funds of hedge funds that will be effective July 1, 2007, approximately 29% of our management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of June 30, 2007, taking into consideration the effect of the deconsolidation of certain funds of hedge funds that will be effective July 1, 2007 and the allocation of certain items to non-controlling interest holders, we estimate that a 10% decline in fair value of the investments and securities would have the following effects (1) management fees would decrease by $27.2 million on an annual basis, (2) performance fees and allocations would decrease by $643.5 million and (3) investment income would decrease by $130.9 million.

Exchange Rate Risk

The Blackstone funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of June 30, 2007, taking into consideration the effect of the deconsolidation of certain funds of hedge funds that will be effective July 1, 2007 and the allocation of certain items to non-controlling interest holders, a 10% decline in the rate of exchange against the U.S. dollar would have the following effects (1) management fees would decrease by $3.2 million on an annual basis, (2) performance fees and allocations would decrease by $105.2 million and (3) investment income would decrease by $16.5 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2007, taking into consideration the effect of the deconsolidation of certain funds of hedge funds that will be effective July 1, 2007 and the allocation of certain items to non-controlling interest holders, we estimate that interest expense relating to variable rate debt obligations payable would increase by $1.2 million on an annual basis, in the event interest rates were to increase by one percentage point.

Credit Risk

Certain Blackstone funds and the Investee Funds are subject to certain inherent risks through their investments.

Our entities generally invest substantially all of their excess cash in an open-end money market fund and a money market demand account, which are included in cash and cash equivalents. The money market fund invests primarily in government securities and other short-term, highly liquid instruments with a low risk of loss. We continually monitor the fund’s performance in order to manage any risk associated with these investments.

Certain of our entities hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks who meet established credit and capital guidelines. We do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated June 21, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on June 25, 2007, which is accessible on the Securities and Exchange Commission’s website at sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The effective date of The Blackstone Group L.P.’s registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-141504) (“Form S-1”) relating to The Blackstone Group L.P.’s initial public offering of common units representing limited partner interests was June 21, 2007. A total of 153,333,334 common units were sold, including common units sold pursuant to the underwriters’ option to purchase additional common units. Morgan Stanley & Co. Incorporated and Citigroup Global Markets Inc. acted as global coordinators and representatives of the underwriters and, together with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Lehman Brothers Inc. and Deutsche Bank Securities Inc., acted as joint book-running managers of the offering.

The offering was completed on June 27, 2007. The aggregate offering price for the common units sold pursuant to the initial public offering was $4.75 billion. The underwriting discounts were $202.1 million, none of which was paid to affiliates of The Blackstone Group L.P. The Blackstone Group L.P. incurred approximately $50.0 million of other expenses in connection with the offering. The net proceeds to The Blackstone Group L.P. from the initial public offering totaled approximately $4.50 billion.

Concurrently with the initial public offering of common units, The Blackstone Group L.P. sold 101,334,234 non-voting common units to an investment vehicle established by the People’s Republic of China with respect to its foreign exchange reserve that we refer to as the “State Investment Company” for $3 billion at a purchase price per common unit of $29.605, or 95.5% of the initial public offering price per common unit of $31.00. The sale of the non-voting common units was made to the State Investment Company without a registration statement under the Securities Act because the sale was effected outside of the United States and was offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

The Blackstone Group L.P. used approximately $4.57 billion of the proceeds from the initial public offering and the sale of non-voting common units to the State Investment Company to purchase interests in its business from its existing owners, including certain members of Blackstone’s senior management. Accordingly, The Blackstone Group L.P. did not retain any of these proceeds.

The Blackstone Group L.P. used all of the remaining proceeds from the initial public offering and the sale of non-voting common units to the State Investment Company, or approximately $2.93 billion (after deducting offering expenses of approximately $50.0 million), to purchase newly-issued Blackstone Holdings partnership units substantially currently with the consummation of the initial public offering. Blackstone Holdings used approximately $1.21 billion of these proceeds to repay short-term borrowings and the remaining $1.72 million has been or will be used:

•

to provide capital to facilitate the growth of The Blackstone Group L.P.’s existing asset management and financial advisory businesses, including through funding a portion of Blackstone Group Management L.L.C.’s capital commitments to The Blackstone Group L.P.’s carry funds;

•

to provide capital to facilitate The Blackstone Group L.P.’s expansion into new businesses that are complementary to its existing asset management and financial advisory businesses and that can benefit from being affiliated with it, including possibly through selected strategic acquisitions; and

•	for other general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2007, the partners of The Blackstone Group L.P. by unanimous written consent (1) approved and adopted The Blackstone Group L.P. 2007 Equity Incentive Plan and (2) approved, for the express purpose of exempting such transactions under Rule 16b-3 promulgated under the Exchange Act, certain specified acquisitions and dispositions by directors and officers of the general partner of The Blackstone Group L.P. of common units representing limited partner interests in The Blackstone Group L.P. and of partnership units in the Blackstone Holdings partnerships.

ITEM 5.	OTHER INFORMATION

Exhibit 10.3 filed with this report reflects that Blackstone Holdings III L.P. has been organized as a Québec société en commandite.

ITEM 6.	EXHIBITS

Exhibit Index:

3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) (“Form S-1”) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 27, 2007).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto.

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto.

10.3	Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of August 10, 2007, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto.

10.4	Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of June 18, 2007, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto.

10.5	Amended and Restated Limited Partnership Agreement of Blackstone Holdings V L.P., dated as of June 18, 2007, by and among Blackstone Holdings V GP L.P. and the limited partners of Blackstone Holdings V L.P. party thereto.

10.6	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto.

10.7	Exchange Agreement, dated as of June 18, 2007, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings V L.P. and the Blackstone Holdings Limited Partners. party thereto.

10.8	Registration Rights Agreement, dated as of June 18, 2007.

10.9	2007 Equity Incentive Plan.

10.10	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman.

10.11	Founding Member Agreement of Peter G. Peterson, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Peter G. Peterson.

10.12	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C.

10.13	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners.

10.14	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners.

10.15	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C.

10.16	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C.

10.17	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C.

10.18	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C.

10.19	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C.

10.20	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C.

10.21	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its general partner

/s/ Michael A. Puglisi
Name:	Michael A. Puglisi
Title:	Chief Financial Officer