Form 10-Q
period 2007-09-30
Blackstone Group L.P.
filed 2007-11-13
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

The number of the Registrant’s common units representing limited partner interests outstanding as of November 9, 2007 was 254,022,406, which includes 101,334,234 non-voting common units.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus dated June 21, 2007, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on June 25, 2007, as such factors may be updated from time to time in our periodic filings with the SEC which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in the prospectus. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Assets under management” refers to the assets we manage. Our assets under management equal the sum of:

(1)	the fair market value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation);

(2)	the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and

(3)	the amount of capital raised for our senior debt vehicles.

Our calculation of assets under management may differ from the calculations of other asset managers and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2007	December 31, 2006
Assets
Cash and Cash Equivalents	$610,193	$129,443
Cash Held by Blackstone Funds	312,865	810,725
Investments, at Fair Value	6,703,500	31,263,573
Accounts Receivable	352,766	656,165
Due from Brokers	1,231,497	398,196
Investment Subscriptions Paid in Advance	4,295	280,917
Due from Affiliates	596,126	257,225
Other Assets	99,161	94,800
Intangible Assets, Net	659,884	—
Goodwill	1,606,514	—
Deferred Tax Assets	793,213	—

Total Assets	$12,970,014	$33,891,044

Liabilities and Partners’ Capital
Loans Payable	$144,507	$975,981
Amounts Due to Non-Controlling Interest Holders	209,338	647,418
Securities Sold, Not Yet Purchased	1,084,803	422,788
Due to Affiliates	1,119,271	103,428
Accrued Compensation and Benefits	118,976	66,301
Accounts Payable, Accrued Expenses and Other Liabilities	164,899	157,355

Total Liabilities	2,841,794	2,373,271

Commitments and Contingencies

Non-Controlling Interests in Consolidated Entities	5,808,854	28,794,894

Partners’ Capital
Partners’ Capital (common units, 254,667,568 issued and 254,022,406 outstanding as of September 30, 2007)	4,318,973	2,712,605
Accumulated Other Comprehensive Income	393	10,274

Total Partners’ Capital	4,319,366	2,722,879

Total Liabilities and Partners’ Capital	$12,970,014	$33,891,044

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Management and Advisory Fees (includes fees earned from affiliates of $75,034 and $74,884 for the three months ended September 30, 2007 and 2006, respectively, and $401,398 and $233,687 for the nine months ended September 30, 2007 and 2006, respectively)	$329,445	$241,389	$1,118,541	$725,497
Performance Fees and Allocations	150,586	177,989	1,266,833	491,448
Investment Income and Other	46,655	42,152	319,808	124,648

Total Revenues	526,686	461,530	2,705,182	1,341,593

Expenses
Compensation and Benefits	929,721	61,561	1,354,472	170,873
Interest	2,258	7,268	28,560	27,449
General, Administrative and Other	111,814	23,367	190,633	74,558
Fund Expenses	7,202	40,579	126,448	97,349

Total Expenses	1,050,995	132,775	1,700,113	370,229

Other Income

Net Gains from Fund Investment Activities	9,884	815,172	5,406,709	2,222,545

Income (Loss) Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	(514,425)	1,143,927	6,411,778	3,193,909
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(407,076)	761,338	4,601,139	2,084,583

Income (Loss) Before Provision for Taxes	(107,349)	382,589	1,810,639	1,109,326
Provision for Taxes	5,841	10,041	17,402	25,560

Net Income (Loss)	$(113,190)	$372,548	$1,793,237	$1,083,766

			June 19, 2007 through September 30, 2007
Net Loss	$(113,190)		$(165,514)

Net Loss Per Common Unit
Basic	$(0.44)		$(0.65)

Diluted	$(0.44)		$(0.65)

Weighted-Average Common Units
Basic	254,390,192		254,422,197

Diluted	254,390,192		254,422,197

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net Income	$1,793,237	$1,083,766
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income of Consolidated Entities	2,033,096	3,150,605
Net Realized Gains on Investments	(3,825,604)	(4,013,509)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(43,835)	51,198
Non-Cash Performance Fees and Allocations	(322,293)	264,976
Equity-Based Compensation Expense	983,634	—
Intangible Amortization	62,404	—
Other Non-Cash Amounts Included in Net Income	5,488	(34,881)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds	494,240	(17,581)
Cash Relinquished with Deconsolidation of Partnership	(884,478)	—
Due from Brokers	(833,301)	—
Accounts Receivable	249,222	(117,732)
Due from Affiliates	(405,425)	(105,953)
Other Assets	(64,776)	(2,340)
Accrued Compensation and Benefits	49,616	34,917
Accounts Payable, Accrued Expenses and Other Liabilities	24,575	37,747
Due to Affiliates	433,581	39,430
Amounts Due to Non-Controlling Interest Holders	23,695	232,645
Blackstone Funds Related:
Investments Purchased	(12,371,959)	(8,588,714)
Cash Proceeds from Sale of Investments	11,504,828	6,694,836

Net Cash Used in Operating Activities	(1,094,055)	(1,290,590)

Cash Flows from Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(17,112)	(14,058)
Elimination of Cash for Non-Contributed Entities	(23,291)	—

Net Cash Used in Investing Activities	(40,403)	(14,058)

Cash Flows from Financing Activities
Issuance of Units in Initial Public Offering	7,501,240	—
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(5,825,845)	(5,365,450)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	7,181,625	7,696,273
Contributions from Predecessor Owners	282,335	227,384
Distributions to Predecessor Owners	(2,710,043)	(1,436,566)
Purchase of Interests from Predecessor Owners	(4,569,110)	—
Repurchase of Units	(17,691)	—
Proceeds from Loans Payable	5,251,934	6,007,501
Repayment of Loans Payable	(5,479,876)	(5,827,472)

Net Cash Provided By Financing Activities	1,614,569	1,301,670

Effect of Exchange Rate Changes on Cash and Cash Equivalents	639	1,309

Net Increase (Decrease) in Cash and Cash Equivalents	480,750	(1,669)
Cash and Cash Equivalents, Beginning of Period	129,443	86,414

Cash and Cash Equivalents, End of Period	$610,193	$84,745

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$26,513	$51,359

Payments for Income Taxes	$55,276	$19,115

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Investment Transactions of Consolidated Blackstone Funds	$—	$(543,163)

Redemption of Investments from One Investee Fund	$(21,265)	$(11,849)

Supplemental Non-Cash Financing Activities
Non-Cash Distributions to Non-Controlling Interest Holders	$—	$34,160

Non-Cash Distributions to Partners	$(3,399)	$136,822

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$(543,163)

Elimination of Capital of Non-Contributed Entities	$118,947	$—

Elimination of Non-Controlling Interests of Non-Contributed Entities	$823,030	$—

Contribution on Investments to Another Investee Fund within the Same Manager	$21,265	$11,849

Transfer of Partners’ Capital to Non-Controlling Interests	$2,058,065	$—

Distribution Payable to Predecessor Owners	$65,995	$—

Reorganization of the Partnership:
Goodwill as a Result of Reorganization	$(1,606,514)	$—

Intangibles as a Result of Reorganization	$(722,288)	$—

Accounts Payable, Accrued Expenses and Other Liabilities	$17,660	$—

Due to Affiliates	$55,339	$—

Non-Controlling Interest in Consolidated Entities	$2,255,803	$—

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(793,213)	$—

Due to Affiliates	$674,231	$—

Partners’ Capital	$118,982	$—

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

1.     ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services based in New York. The alternative asset management businesses include the management of corporate private equity funds, real estate opportunity funds, funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds, collectively referred to as the “Blackstone Funds.” Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

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

The accompanying condensed consolidated and combined financial statements include (1) subsequent to the reorganization as described below, the consolidated accounts of Blackstone, and (2) prior to the reorganization the entities engaged in the above businesses under the common ownership of the two founders of Blackstone, Stephen A. Schwarzman and Peter G. Peterson (the “Founders”), Blackstone’s other senior managing directors and selected other individuals engaged in some of Blackstone’s businesses, personal planning vehicles beneficially owned by the families of these individuals and a subsidiary of American International Group, Inc. (“AIG”), whom are referred to collectively as the “predecessor owners”.

Certain of the Blackstone Funds are included in the condensed consolidated and combined financial statements of the Partnership. Consequently, the condensed consolidated and combined financial statements of the Partnership reflect the assets, liabilities, revenues, expenses and cash flows of these consolidated Blackstone Funds on a gross basis. The majority economic ownership interests in these funds are reflected as Non-Controlling Interests in Consolidated Entities in the condensed consolidated and combined financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital.

The Partnership’s interest in Blackstone Holdings (see “Reorganization of the Partnership” below) is within the scope of the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interest for the economic interests in Blackstone Holdings held directly by the Founders and the senior managing directors and selected other individuals engaged in some of Blackstone’s businesses and AIG.

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

Blackstone also entered into an exchange agreement with holders of partnership units in Blackstone Holdings (other than the Partnership’s wholly-owned subsidiaries) so that these holders, subject to the vesting, minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year exchange their Blackstone Holdings Partnership Units for the Partnership common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for one common unit in the Partnership. The terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” refer collectively to a partnership unit in each of the Blackstone Holdings partnerships.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of the predecessor owners. Such amounts totaled $840.1 million. The undistributed balance of $66.0 million as of September 30, 2007 has been recorded as a component of Due to Affiliates.

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

The Partnership contributed the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to its wholly-owned subsidiaries, which in turn used these proceeds to (1) purchase interests in the Contributed Businesses from the predecessor owners (which interests were then contributed to Blackstone Holdings in exchange for newly-issued Blackstone Holdings Partnership Units), and (2) purchase additional newly-issued Blackstone Holdings Partnership Units from Blackstone Holdings.

Consolidation and Deconsolidation of Blackstone Funds – In accordance with GAAP, a number of the Blackstone Funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights results in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. In the Condensed Consolidated and Combined Statements of Income and Cash Flows for the applicable three and six month periods ended June 30, 2007, the change from consolidation to the equity method of accounting was presented retroactively as if the rights that became effective on June 27, 2007 had been granted effective January 1, 2007. During the third quarter of 2007, Blackstone changed the presentation of these funds to reflect the consolidated results of these funds in the Partnership’s condensed consolidated and combined financial statements until the rights became effective. This change has been reflected retrospectively to January 1, 2007. The retrospective change in the method of presentation had no impact to the financial statement information for prior years included within Blackstone’s filings.

If the current presentation method had been applied for the applicable three and six month periods ended June 30, 2007 as reported on Form 10-Q, the impact would have been as follows:

Condensed Consolidated and Combined Statements of Income (Unaudited)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Total Revenues	$975,320	$975,320	$—	$2,201,688	$2,201,688	$—
Total Expenses	(430,943)	(476,968)	(46,025)	(560,841)	(649,120)	(88,279)
Net Gains from Fund Investment Activities	601,682	2,337,151	1,735,469	1,197,563	5,373,634	4,176,071

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision (Benefit) for Taxes	1,146,059	2,835,503	1,689,444	2,838,410	6,926,202	4,087,792
Non-Controlling Interests in Income of Consolidated Entities	374,117	2,063,561	1,689,444	920,423	5,008,215	4,087,792

Income Before Provision (Benefit) for Taxes	771,942	771,942	—	1,917,987	1,917,987	—
Provision (Benefit) for Taxes	(2,409)	(2,409)	—	11,560	11,560	—

Net Income	$774,351	$774,351	$—	$1,906,427	$1,906,427	$—

As there would have been no impact on Blackstone’s Net Income, there would have been no effect on Basic Net Income (Loss) per Common Unit, or Diluted Net Income (Loss) per Common Unit.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2007
	As Originally Reported	As Adjusted	Effect of Change
Cash Flows from Operating Activities
Blackstone Funds Related:
Non-Controlling Interests in Income of Consolidated Entities	$38,830	$2,369,966	$2,331,136
Net Realized Gains on Investments	(1,178,043)	(3,474,975)	(2,296,932)
Investments Purchased	(4,738,010)	(10,469,572)	(5,731,562)
Cash Proceeds from Sale of Investments	4,325,631	9,142,902	4,817,271
Cash Relinquished with Deconsolidation of Partnerships	—	(702,246)	(702,246)
Due from Affiliates	(18,329)	(687,487)	(669,158)
Due to Affiliates	68,010	713,145	645,135
Other Operating Activities	2,173,131	2,281,158	108,027

Net Cash Provided by (Used in) Operating Activities	671,220	(827,109)	(1,498,329)

Cash Flows from Investing Activities	(37,810)	(37,810)	—

Cash Flows from Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,350,623)	(5,557,042)	(4,206,419)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,125,077	6,687,351	5,562,274
Proceeds from Loans Payable	1,617,483	5,221,308	3,603,825
Repayment of Loans Payable	(2,015,349)	(5,477,208)	(3,461,859)
Other Financing Activities	1,293,922	1,293,791	(131)

Net Cash Provided By Financing Activities	670,510	2,168,200	1,497,690

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	639	639

Net Increase in Cash and Cash Equivalents	1,303,920	1,303,920	—
Cash and Cash Equivalents, Beginning of Period	129,443	129,443	—

Cash and Cash Equivalents, End of Period	$1,433,363	$1,433,363	$—

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

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss associated with short positions are included in the Consolidated and Combined Statements of Income as Net Gains from Fund Investment Activities.

Securities transactions are recorded on a trade date basis.

Equity Method Investments – Blackstone’s general partner interests in the applicable Blackstone Funds are within the scope of EITF 04-5. Historically, Blackstone has consolidated its general partners’ interests in the corporate private equity, real estate and mezzanine funds and certain funds of hedge funds that it manages. In conjunction with its IPO and as described in Note 1, Blackstone granted rights to unaffiliated limited partner fund investors to provide that a simple majority of the fund’s investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. Consequently, these general partners no longer control, but retain significant influence over, the activities of certain of the funds and will account for these general partners’ interests using the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Blackstone’s equity in earnings (losses) from equity method investees is included in Investment Income and Other in the Condensed Consolidated and Combined Statements of Income as such investments represent an integral part of Blackstone’s business.

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

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts) and the amortization of equity-based compensation as described below. Bonuses are accrued over the service period to which they relate. Benefits includes both senior managing directors’ and employees’ benefit expense. Prior to the IPO, payments made to senior managing directors were accounted for as partnership distributions rather than as compensation.

Equity-based Compensation – Equity-based compensation is accounted for under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under SFAS No. 123(R), the Partnership estimates forfeitures for equity-based awards that are not expected to vest.

Profit Sharing Plan – A portion of the carried interest earned subsequent to the Reorganization with respect to certain funds is due to senior managing directors and employees. These amounts are accounted for by the Partnership as compensatory profit sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense. Currently, approximately 40% of the carried interest earned under these arrangements is paid to these individuals who work in the related operations. Departed partners are also entitled to their vested share of carried interest distributions received from our carry funds.

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

Following the Reorganization, the Blackstone Holdings partnerships and their subsidiaries continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions; accordingly, these entities in some cases continue to be subject to New York City unincorporated business tax, or in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership are subject to federal, state and local corporate income taxes at the entity level and these are reflected in the consolidated financial statements.

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

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 was to be effective for fiscal years beginning on or after

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

December 15, 2007 with earlier adoption encouraged. In October 2007, the FASB voted, subject to a thirty day comment period, to indefinitely defer and remove the early adoption alternative for SOP 07-1. The Partnership intends to monitor future developments associated with this statement in order to assess the impact, if any, that may result.

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

This transaction has been accounted for partially as a transfer of interests under common control and, partially, as an acquisition of non-controlling interests in accordance with SFAS No. 141. The vested Blackstone Holdings Partnership Units received by the Control Group in the Reorganization are reflected in the consolidated financial statements as non-controlling interests at the historical cost of the interests they contributed, as they are considered to be the Control Group of the predecessor organization. The vested Blackstone Holdings Partnership Units received by holders not included in the Control Group in the Reorganization are accounted for using the purchase method of accounting under SFAS No. 141 and reflected as non-controlling interests in the condensed consolidated financial statements at the fair value of the interests contributed as these holders are not considered to have been in the group controlling Blackstone prior to the Reorganization. Additionally, ownership interests were purchased with proceeds from the IPO. The cash paid in excess of the cost basis of the interests acquired from members of the Control Group has been charged to equity. Cash payments related to the acquisition of interests from holders outside of the Control Group has been accounted for using the purchase method of accounting.

The total consideration paid to holders outside of the Control Group was $2.76 billion and reflects (1) 68,279,449 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.12 billion based on the initial public offering price of $31.00 per common unit, and (2) cash of $643.3 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximates $2.26 billion and has been included in the captions Goodwill and Intangible Assets in the Condensed Consolidated Statement of Financial Condition as of September 30, 2007. The finite-lived intangible assets related to the contractual right to future fee income from management, advisory and incentive fee contracts and the contractual right to earn future carried interest from the corporate private equity, real estate and mezzanine funds was $722.3 million. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $73.0 million) is $1.61 billion and has been recorded as Goodwill.

The Partnership is finalizing the purchase price allocation and has engaged an independent third party to assist in this process. During the three months ended September 30, 2007 the preliminary estimate of goodwill and other liabilities increased by $55.3 million. To the extent that the estimates used in the preliminary purchase price allocation need to be adjusted further, the Partnership will do so upon making that determination but not later than one year from the date of acquisition.

The Partnership has preliminarily determined the purchase price allocation as of September 30, 2007 as follows:

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Purchase Price	$2,759,981

Goodwill	$1,606,514
Finite-Lived Intangible Assets/Contractual Rights	722,288
Other Liabilities	(72,998)

Increase to Non-Controlling Interests in Consolidated Entities	2,255,804
Net Assets Acquired, at Fair Value	504,177

Preliminary Purchase Price Allocation	$2,759,981

The estimated useful lives of the finite-lived intangibles are expected to range between 3 and 10 years. The Partnership is amortizing these finite lived intangibles over their estimated useful lives using the straight line method.

4.    INVESTMENTS

Investments, At Fair Value

A condensed summary of Investments, at Fair Value, which consists primarily of financial instruments held by consolidated Blackstone Funds, follows:

	Fair Value
	September 30, 2007	December 31, 2006
Investments of Consolidated Blackstone Funds	$3,833,246	$31,066,974
Equity Method Investments	2,809,271	133,335
Other Investments	60,983	63,264

	$6,703,500	$31,263,573

The fair value decrease of Investments of Consolidated Blackstone Funds and the increase of Equity Method Investments is the result of the deconsolidation of Blackstone Funds as described in Note 1.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$901,496	$870,350	23.5%	2.8%
Diversified Investments	849,802	2,145,729	22.2%	6.9%
Equity	143,336	2,408,012	3.7%	7.8%
Other	2,374	473,908	0.1%	1.5%

Investment Funds Total (Cost: 2007 $1,673,321; 2006 $4,864,068)	1,897,008	5,897,999	49.5%	19.0%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	353,524	7,323,918	9.2%	23.6%
Life Sciences	48,608	1,818,875	1.3%	5.9%
Technology, Media and Telecommunications	24,677	2,119,259	0.6%	6.8%
Manufacturing	24,145	1,236,693	0.6%	4.0%
Energy	15,299	138,174	0.4%	0.4%
Other	182,683	25,196	4.8%	0.1%

Partnership and LLC Interests Total (Cost: 2007 $474,227; 2006 $8,169,518)	648,936	12,662,115	16.9%	40.8%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Common Stock
Manufacturing	292,557	1,858,483	7.6%	5.9%
Technology, Media and Telecommunications	79,683	2,104,697	2.1%	6.8%
Financial Services	76,836	1,055,661	2.0%	3.4%
Energy	37,245	240,170	1.0%	0.8%
Other	45,414	637,894	1.2%	2.1%

Common Stock Total (Cost: 2007 $458,693; 2006 $3,692,732)	531,735	5,896,905	13.9%	19.0%
Other, principally preferred stock and warrants (Cost: 2007 $11,361; 2006 $34,729)	8,793	63,856	0.2%	0.2%

Equity Securities Total (Cost: 2007 $470,054; 2006 $3,727,461)	540,528	5,960,761	14.1%	19.2%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2007 $6,911; 2006 $394,805)	7,102	383,941	0.2%	1.2%

United States and Canada Total (Cost: 2007 $2,624,513; 2006 $17,155,852)	3,093,574	24,904,816	80.7%	80.2%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Europe
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	$42,207	$1,239,778	1.1%	4.0%
Technology, Media and Telecommunications	13,548	1,099,904	0.4%	3.5%
Other	95,693	—	2.5%	—

Partnership and LLC Interests Total (Cost: 2007 $110,907; 2006 $1,966,987)	151,448	2,339,682	4.0%	7.5%

Equity Securities, principally related to corporate private equity funds
Common Stock
Manufacturing	131,253	—	3.4%	—
Technology, Media and Telecommunications	41,553	1,879,921	1.1%	6.1%
Other	46,421	1,437,567	1.2%	4.6%

Common Stock Total (Cost: 2007 $185,832; 2006 $2,595,354)	219,227	3,317,488	5.7%	10.7%
Other, principally preferred stock and warrants (Cost: 2007 $126,602; 2006 $188,618)	175,616	188,456	4.6%	0.6%

Equity Securities Total
(Cost: 2007 $312,434; 2006 $2,783,972)	394,843	3,505,944	10.3%	11.3%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2007 $486; 2006 $44,774)	538	46,086	—	0.1%

Europe Total (Cost: 2007 $423,827; 2006 $4,795,733)	546,829	5,891,712	14.3%	18.9%

Asia, Africa, and Other (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2007 $159,211; 2006 $210,927)	192,843	270,446	5.0%	0.9%

Total Investments of Consolidated Blackstone Funds (Cost: 2007 $3,207,551; 2006 $22,162,512)	$3,833,246	$31,066,974	100.0%	100.0%

At September 30, 2007 and December 31, 2006 respectively, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At September 30, 2007 and December 31, 2006, consideration was given as to whether any individual consolidated fund of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At September 30, 2007, the Blackport Capital Fund Ltd., a consolidated feeder fund, had a fair value of $901,496 and was the sole feeder fund investment to exceed the 5.0% threshold. At December 31, 2006 there were no such investments.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which are principally held by certain of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
United States – Equity Instruments
Manufacturing	$294,293	$133,991	27.1%	31.7%
Utilities	237,655	119,363	21.9%	28.2%
Index Funds	234,750	51,313	21.7%	12.2%
Financial Services	82,278	—	7.6%	—
Technology, Media and Telecommunications	31,288	—	2.9%	—
Other	35,556	27,911	3.3%	6.6%

United States Total (Proceeds: 2007 $895,627; 2006 $330,605)	915,820	332,578	84.5%	78.7%

Europe – Equity Instruments
Manufacturing	72,954	19,082	6.7%	4.5%
Utilities	—	34,331	—	8.1%
Other	17,741	—	1.6%	—

Europe Total (Proceeds: 2007 $81,570; 2006 $50,358)	90,695	53,413	8.3%	12.6%
All other regions – Equity Instruments – Manufacturing (Proceeds: 2007 $73,334; 2006 $34,336)	78,288	36,797	7.2%	8.7%

Total (Proceeds: 2007 $1,050,541; 2006 $415,299)	$1,084,803	$422,788	100.0%	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized Gains	$160,926	$633,649	$3,497,538	$4,025,421
Net Change in Unrealized Gains (Losses)	(190,680)	303,277	2,911,029	(1,439,963)

	$(29,754)	$936,926	$6,408,567	$2,585,458

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

At September 30, 2007, Blackstone was the primary beneficiary of VIEs whose gross assets were approximately $1.21 billion, which is the carrying amount of such financial assets in the consolidated financial statements. The nature of these VIEs include investments in private equity, real estate and funds of hedge funds assets.

Blackstone is also a significant variable interest holder in other VIEs which are not consolidated, as Blackstone is not the primary beneficiary. These VIEs represent certain Blackstone Funds that are funds of hedge funds. At September 30, 2007, gross assets of these entities were approximately $935.5 million. Blackstone’s aggregate maximum exposure to loss is approximately $344.0 million as of September 30, 2007. Blackstone’s involvement with these entities began on the dates that they were formed, which range from July 2002 to January 2006.

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

A summary of Blackstone’s equity method investments follows:

			September 30, 2007	December 31, 2006
Equity Method Investments			$2,809,271	$133,335

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Equity in Net Income	$170,370	$4,100	$230,829	$18,142

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments which is recorded as a component of Investment Income and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized Gains	$534	$1,546	$14,093	$1,649
Net Change in Unrealized Gains (Losses)	4,613	(260)	26,144	2,355

	$5,147	$1,286	$40,237	$4,004

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

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of September 30, 2007:

	Total	Level I	Level II	Level III
Investments of Consolidated Blackstone Funds	$3,833,246	$1,003,833	$3,006	$2,826,407
Equity Method Investments	2,809,271	2,722	—	2,806,549
Other Investments	60,983	22,917	2,671	35,395
Securities Sold, Not Yet Purchased	1,084,803	1,084,803	—	—

The following table summarizes the Level III investments by valuation methodology as of September 30, 2007:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	54.0%	54.0%
Public / Private Company Comparables	20.9%	23.9%	1.2%	46.0%

Total	20.9%	23.9%	55.2%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows.

Nine Months Ended September 30, 2007
Balance, December 31, 2006	$27,564,206
Transfers Out Due to Deconsolidation	(29,956,708)
Transfers In of Equity Method Investees Due to Deconsolidation	1,760,954
Transfers Out Due to Reorganization	(1,898,565)
Transfers In Due to Reorganization	430,449
Transfers Out	(721,047)
Purchases (Sales), Net	2,735,857
Realized and Unrealized Gains (Losses), Net	5,753,205

Balance, September 30, 2007	$5,668,351

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at Reporting Date	$89,301

Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income and Other and Net Gains from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

5.	LOANS PAYABLE

With respect to Blackstone’s revolving credit facility, following the Reorganization, new guarantor entities were designated. As of September 30, 2007, there was no outstanding balance on this facility.

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

Blackstone’s effective income tax rate was approximately 5.4% and 2.6% for the three months ended September 30, 2007 and 2006, respectively, and 1.0% and 2.3% for the nine months ended September 30, 2007 and 2006, respectively. Blackstone’s provision for income taxes totaled $5.8 million and $10.0 million for the three months ended September 30, 2007 and 2006, respectively, and $17.4 million and $25.6 million for the nine months ended September 30, 2007 and 2006, respectively.

The difference between the effective tax rate for the three months and nine months ended September 30, 2007, and the comparable 2006 periods is due to the following: (1) as discussed above, prior to the Reorganization, Blackstone provided for New York City unincorporated business tax, (2) following the Reorganization, certain newly formed wholly-owned subsidiaries were subject to federal, state and local corporate income taxes, and (3) Blackstone incurred significant charges following the Reorganization which produced a tax benefit at corporate income tax rates. The impact of the tax benefit recorded following the Reorganization offset a substantial potion of the tax recorded for the periods prior to the Reorganization calculated using the applicable New York City unincorporated business tax rate.

As discussed in Note 2, Blackstone adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the consolidated and combined financial position or results of operations.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of January 1, 2007, the predecessor entities’ U.S. federal income tax returns for the years 2003 through 2006 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2002 through 2006. Currently, the City of New York is examining certain subsidiaries’ tax returns for the years 2001 through 2005. Blackstone does not believe that the outcome of this examination will have a material impact on the condensed consolidated and combined financial statements.

7.	NET INCOME (LOSS) PER COMMON UNIT

The Weighted-Average Common Units Outstanding, Basic and Diluted, are calculated as follows:

	Three Months Ended September 30, 2007		June 19, 2007 Through September 30, 2007
	Basic	Diluted	Basic	Diluted
The Blackstone Group L.P. Weighted-Average Common Units Outstanding	254,390,192	254,390,192	254,422,197	254,422,197

Total Weighted-Average Common Units Outstanding	254,390,192	254,390,192	254,422,197	254,422,197

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

Basic and diluted net income (loss) per common unit are calculated as follows:

	Three Months Ended September 30, 2007		June 19, 2007 Through September 30, 2007
	Basic	Diluted	Basic	Diluted
Net Loss Available to Common Unit Holders	$(113,190)	$(113,190)	$(165,514)	$(165,514)

Weighted-Average Common Units Outstanding	254,390,192	254,390,192	254,422,197	254,422,197

Net Loss per Common Unit	$(0.44)	$(0.44)	$(0.65)	$(0.65)

Basic and diluted (loss) per unit are identical for the quarter ended September 30, 2007 and for the period June 19, 2007 through September 30, 2007, as application of the treasury method for the Blackstone’s Common Unit equivalents and the “if converted” method for vested and unvested Blackstone Holdings Partnership Units are anti-dilutive. For the quarter ended September 30, 2007, a total of 39,261,719 deferred restricted common units and 827,365,412 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the period June 19, 2007 through September 30, 2007, a total of 39,239,256 deferred restricted common units and 827,382,860 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

During the three months ended September 30, 2007, Blackstone repurchased 645,162 Common Units in the open market for an aggregate purchase price of $16.0 million. These units are being held as treasury units and therefore not included in the total Common Units outstanding as of September 30, 2007. The units will be used in the fulfillment of awards vesting in the future.

8.	EQUITY-BASED COMPENSATION

In conjunction with the IPO, the Partnership granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), which is described below. The Equity Plan is designed to promote the long-term financial interests and growth of the Partnership. Under the terms of the Equity Plan, the Partnership has the ability to grant up to 163,000,000 Blackstone Common Units or Blackstone Holdings Partnership Units. Additionally, the total number of units subject to the Equity Plan may be increased annually. The Equity Plan allows for the granting of options, unit appreciation rights or other unit based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units).

For the three month period ended September 30, 2007 and for the period from June 19, 2007 through September 30, 2007, the Partnership recorded compensation expense of $747.4 million and $983.6 million, respectively, in relation to its equity-based awards and a corresponding tax benefit of $7.7 million and $24.3 million, respectively. As of September 30, 2007, there was $12.59 billion of estimated unrecognized compensation expense related to non-vested

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

equity-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.8 years. The total fair value of the deferred restricted common units vested during the period June 19, 2007 through September 30, 2007 was $179.4 million and represents the portion of the initial awards to the non-senior managing directors and selected external advisors at the IPO date.

Total outstanding units, including total Common Units, total Blackstone Holdings Partnership Units and unvested deferred restricted common units, were 1,121,219,915 as of September 30, 2007. Total outstanding unvested phantom units were 975,618 as of September 30, 2007.

A summary of the status of the Partnership’s non-vested equity-based awards as of September 30, 2007, and changes during the period June 19, 2007 through September 30, 2007, is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, June 19, 2007	439,711,537	$31.00	—	$—	—	$—
Granted	—	—	39,885,767	26.93	1,001,696	27.14
Vested	—	—	(5,804,294)	30.91	(16,661)	28.17
Reallocated	(743,409)	31.00	735,345	22.51	8,064	23.34
Forfeited	—	—	(133,499)	27.60	(17,481)	23.76

Balance, September 30, 2007	438,968,128	31.00	34,683,319	26.69	975,618	23.56

A limited number of the unvested Blackstone Holdings Partnership Units are subject to reallocations among certain personnel.

Units Expected to Vest

The following unvested units, as of September 30, 2007, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	403,881,039	5.8
Deferred Restricted Common Units	26,722,188	6.5

Total Equity Settled Awards	430,603,227	5.8

Phantom Units	759,207	2.3

The Partnership is in the process of evaluating how it will fund future unit issuances.

IPO Date Equity Awards

On June 27, 2007, the date of the consummation of the IPO, the Partnership granted 39,067,034 deferred restricted common units to the non-senior managing director professionals, analysts and senior finance and administrative personnel and selected external advisors (of which 5,804,294 vested upon completion of the IPO), and 974,190 phantom units (deferred restricted cash settled equity-based awards) (of which 16,661 vested upon completion of the IPO) to the other non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash. Fair values have been derived based on the IPO price of $31 per unit, multiplied by the number of unvested awards, expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1.0% to 18.4% annually by employee class, and a per unit discount, ranging from $0.58 to $9.83 as a majority of these unvested awards do not contain distribution participation rights.

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

Unless otherwise determined by the Partnership, upon the termination of a non-senior managing director professional’s employment, for any reason, all unvested deferred restricted common units granted to the non-senior managing director professional as part of the IPO Date Equity Award and then held by the non-senior managing director professional will be immediately forfeited without any payment or consideration, provided that (1) if such termination is due to death or permanent disability, 100% of the unvested deferred units will become vested, or (2) if such termination occurs in connection with a qualified retirement, 50% of the unvested deferred units will become vested, and the underlying common units will be delivered in connection with such termination. In the event that a non-senior managing director professional breaches his or her restrictive covenants or is terminated for cause, all deferred restricted common units (whether vested or unvested), and any Blackstone Common Units then held by the non-senior managing director professional in respect of previously delivered deferred restricted common units, will be forfeited. Additionally, in connection with certain change of control events, any deferred restricted common units that are unvested will automatically be deemed vested as of immediately prior to such change in control and their delivery may be accelerated.

Cash-Settled Awards. Subject to a non-senior managing director employee’s continued employment with Blackstone, the phantom deferred cash settled equity-based awards granted to the non-senior managing director employee as part of the IPO Date Award will vest in equal installments on each of the first, second and third anniversaries of the IPO or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone will deliver cash to the non-senior managing employees in an amount equal to the number of phantom cash settled equity-based awards held by each such non-senior managing employee that will vest on such date multiplied by the then fair market value of the Blackstone Common Units on such date. Blackstone is accounting for these cash settled awards as a liability calculated in accordance with the provisions of FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25.

Blackstone paid $0.5 million to non-senior managing director employees in settlement of phantom cash settled equity-based awards related to the period June 19 through September 30, 2007.

Exchange Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisors received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 will vest over a period of up to 8 years from the IPO date. The Partnership is accounting for the unvested Blackstone Holdings Partnership Units as compensation expense in accordance with SFAS No. 123(R). The unvested Blackstone Holdings Partnership Units are charged to compensation expense as the Blackstone Holdings Partnership Units vest over the service period on a straight-line basis. Compensation expense has been calculated based on the IPO value of $31.00 per unvested Blackstone Holdings Partnership Unit (based on the initial public offering price per Blackstone Common Unit), amortized to compensation expense over the service period, which ranges from 2 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 8%, based on historical experience.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

provided that (1) if such termination is due to death or permanent disability, 100% of the unvested Blackstone Holdings Partnership Units will become vested, or (2) if such termination occurs in connection with a qualified retirement, 50% of the unvested Blackstone Holdings Partnership Units will become vested. In the event that a senior managing director breaches his or her restrictive covenants or is terminated for cause, all Blackstone Holdings Partnership Units (whether vested or unvested), and any Blackstone Common Units then held by the senior managing director in respect of previously delivered unvested Blackstone Holdings Partnership Units, will be forfeited. Additionally, in connection with certain change of control events, any unvested Blackstone Holdings Partnership Units will automatically be deemed vested as of immediately prior to such change in control and their delivery may be accelerated.

Performance Awards

The Partnership has also granted performance based awards. These awards are based on the performance of certain businesses over the five-year period beginning January 2008, relative to a predetermined threshold. At this time, the Partnership has determined that there is too much uncertainty in the probability that the threshold will be exceeded, and as such the Partnership has not recorded any expense related to these awards in the current period. The Partnership will continue to review the performance of these businesses, and, if necessary, will record an expense over the corresponding service period based on the most probable level of anticipated performance. This award will be accounted for as a liability under the guidance provided in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the number of units to be granted in 2012 is dependent upon variations in something other than the fair value of the issuer’s equity shares, i.e., the businesses’ five-year profitability.

9.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, senior managing directors, employees, the Blackstone Funds, and the Portfolio Companies to be affiliates. As of September 30, 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2007	December 31, 2006
Due from Affiliates
Payments Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	$376,254	$189,373
Payments Made on Behalf of Non-Consolidated Entities	216,999	63,857
Advances Made to Predecessor Owners	2,873	3,995

	$596,126	$257,225

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$729,570	$—
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	316,229	47,732
Due to Predecessor Owners in Connection with Reorganization	65,995	—
Distributions Received on Behalf of Non-Consolidated Entities	5,776	54,911
Payments Made by Non-Consolidated Entities	1,701	785

	$1,119,271	$103,428

Interests of the Founders, Senior Managing Directors and Employees

In addition, the Founders, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee arrangements. As of September 30, 2007, the Founders, senior managing directors and employees’ investments

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

aggregated $1.26 billion, and the Founders, senior managing directors and employees’ share of the Non-Controlling Interests in Income of Consolidated Entities aggregated $(40.5) million and $55.4 million for the three months ended September 30, 2007 and 2006, respectively, and $272.2 million and $152.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Revenues from Affiliates

Management and Advisory Fees earned from affiliates totaled $75.0 million and $74.9 million for the three months ended September 30, 2007 and 2006, respectively, and $401.4 million and $233.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.3 million and $2.2 million, respectively, for the three months ended September 30, 2007 and 2006, and $5.1 million and $5.1 million, respectively, for the nine months ended September 30, 2007 and 2006.

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

Certain subsidiaries of the Partnership which are corporate taxpayers have entered into a tax receivable agreement with the predecessor owners that provides for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15.0% of cash savings, if any,

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement.

In connection with the restructuring and IPO, the Partnership engaged an independent third party valuation firm to assist in the valuation of the interests purchased and to assist with the allocation of these business interests to each of the five holdings entities. At June 30, 2007, the Partnership recorded a deferred tax asset based on the initial results of the work performed by the independent third party valuation firm. This estimate has subsequently been refined. Accordingly, during the third quarter of 2007 the Partnership reduced the deferred tax asset by approximately $796.1 million and reduced the predecessor owners’ share of any future tax benefits by approximately $676.7 million which is included in amounts payable to affiliates. A corresponding reduction of approximately $119.4 million was made to Partners’ Capital. This adjustment represents a reduction in the projected amount of future benefits to be realized by the Partnership over 15 years.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $729.6 million over the next 15 years. The present value of these estimated payments totals $204.4 million assuming a 12.5% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon the predecessor owners’ continued ownership of Blackstone.

Tax Distributions

In accordance with the Blackstone Holdings Partnership agreements, tax distributions of $88.6 million were made to their partners during the quarter ended September 30, 2007.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees – Blackstone had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at September 30, 2007.

Debt Covenants – Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone is in compliance with all of its loan covenants as of September 30, 2007.

Investment Commitments – The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.21 billion as of September 30, 2007. In addition, Blackstone had $62.5 million of unfunded commitments to an infrastructure fund as of September 30, 2007.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements, have unfunded investment commitments to unaffiliated hedge funds of $918.5 million as of September 30, 2007. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds. Additionally, one of Blackstone’s consolidated fund of hedge funds had an unfunded commitment of $11.1 million as of September 30, 2007 to an unaffiliated hedge fund.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Contingent Obligations (Clawback) – Included within Net Gains from Fund Investment Activities in the Consolidated and Combined Statements of Income are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest recorded to date exceeds the amount due to Blackstone based on cumulative results. If, at September 30, 2007, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.93 billion, on an after tax basis, at an assumed tax rate of 35.0%. As of September 30, 2007, Blackstone did not have a clawback obligation based upon the performance of the Blackstone Funds.

Contingent Performance Fees and Allocations – Performance fees and allocations related to marketable alternative asset management funds for the nine month period ended September 30, 2007 includes $47.7 million attributable to arrangements where the measurement period has not ended.

Litigation – From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of September 30, 2007, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Operating Leases – Blackstone leases office space under non-cancelable lease and sublease agreements. In the third quarter of 2007, Blackstone entered into a new long-term lease for additional office space at its New York City office. The aggregate future minimum lease obligation over the long-term life of this lease is $179.9 million. The other related lease commitments have not changed materially since December 31, 2006.

11.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity – Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate – Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Marketable Alternative Asset Management – Blackstone’s Marketable Alternative Asset Management segment whose consistent focus is current earnings is comprised of its management of funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds.

•

Financial Advisory – Blackstone’s Financial Advisory segment comprises its corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents Net Income excluding the impact of income taxes, non-cash charges associated with the vesting of transaction related equity-based compensation and the amortization of intangibles. However, the historical condensed combined financial statements do not include non-cash charges nor do such financial statements reflect compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to the IPO but are now included as a component of compensation and benefits expense. Therefore, ENI is equivalent to Income (Loss) Before Provision for Taxes in the historical combined financial statements. ENI is used by the management of Blackstone’s segments in making resource deployment and compensation decisions.

Management makes operating decisions and assesses the performance of each of Blackstone’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Blackstone Funds that are consolidated into the condensed consolidated and combined financial statements. Consequently, all segment data excludes the assets, liabilities and operating results related to the Blackstone Funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following tables present the financial data for Blackstone’s four reportable segments for the three month period ended September 30, 2007 and as of and for the nine month period ended September 30, 2007:

	Three Months Ended September 30, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$94,208	$76,223	$89,693	$81,911	$342,035
Performance Fees and Allocations	109,051	28,479	2,522	—	140,052
Investment Income and Other	24,032	4,398	32,658	2,354	63,442

Total Revenues	227,291	109,100	124,873	84,265	545,529

Expenses
Compensation and Benefits	56,319	39,325	34,006	50,020	179,670
Other Operating Expenses	22,798	12,639	17,779	13,485	66,701

Total Expenses	79,117	51,964	51,785	63,505	246,371

Economic Net Income	$148,174	$57,136	$73,088	$20,760	$299,158

	September 30, 2007 and the Nine Months then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$260,234	$402,056	$228,263	$271,954	$1,162,507
Performance Fees and Allocations	503,939	662,263	132,490	—	1,298,692
Investment Income and Other	116,541	151,722	89,055	5,073	362,391

Total Revenues	880,714	1,216,041	449,808	277,027	2,823,590

Expenses
Compensation and Benefits	98,200	79,729	104,637	88,273	370,839
Other Operating Expenses	54,869	27,252	52,527	27,327	161,975

Total Expenses	153,069	106,981	157,164	115,600	532,814

Economic Net Income	$727,645	$1,109,060	$292,644	$161,427	$2,290,776

Segment Assets	$3,145,795	$3,260,685	$2,565,701	$502,095	$9,474,276

The following tables reconcile the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets for the three month period ended September 30, 2007 and as of and for the nine month period ended September 30, 2007:

	Three Months Ended September 30, 2007
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$545,529	$(18,843)	(a)	$526,686
Expenses	$246,371	$804,624	(b)	$1,050,995
Other Income	$—	$9,884	(c)	$9,884
Economic Net Income (Loss)	$299,158	$(406,507)	(d)	$(107,349)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	September 30, 2007 and the Nine Months then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$2,823,590	$(118,408)	(a)	$2,705,182
Expenses	$532,814	$1,167,299	(b)	$1,700,113
Other Income	$—	$5,406,709	(c)	$5,406,709
Economic Net Income	$2,290,776	$(480,137)	(d)	$1,810,639
Total Assets	$9,474,276	$3,495,738	(e)	$12,970,014

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$18,843	$118,408
Intersegment Elimination	(5,187)	(5,187)
Fund Expenses Added in Consolidation	7,202	126,448
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(10,974)	5,167,040

Total Consolidation Adjustments	$9,884	$5,406,709

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision for Taxes as reported in the Consolidated and Combined Statements of Income consists of the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Economic Net Income	$299,158	$2,290,776

Consolidation Adjustments
Amortization of Intangibles	(55,204)	(62,404)
Expenses Related to Equity-Based Compensation	(747,406)	(983,634)
Decrease in Loss Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	396,103	565,901

Total Adjustments	(406,507)	(480,137)

Income (Loss) Before Provision for Taxes	$(107,349)	$1,810,639

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

The following tables present financial data for Blackstone’s four reportable segments for the three and nine month periods ended September 30, 2006, respectively:

	Three Months Ended September 30, 2006
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$83,777	$72,933	$43,215	$51,550	$251,475
Performance Fees and Allocations	61,918	108,103	7,730	—	177,751
Investment Income and Other	13,933	15,066	15,553	1,008	45,560

Total Revenues	159,628	196,102	66,498	52,558	474,786

Expenses
Compensation and Benefits	15,531	15,613	19,669	10,541	61,354
Other Operating Expenses	10,102	5,344	11,002	4,395	30,843

Total Expenses	25,633	20,957	30,671	14,936	92,197

Economic Net Income	$133,995	$175,145	$35,827	$37,622	$382,589

	Nine Months Ended September 30, 2006
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$270,364	$184,224	$126,991	$172,967	$754,546
Performance Fees and Allocations	230,536	243,597	24,240	—	498,373
Investment Income and Other	46,107	43,956	36,845	2,379	129,287

Total Revenues	547,007	471,777	188,076	175,346	1,382,206

Expenses
Compensation and Benefits	42,735	46,871	52,121	29,146	170,873
Other Operating Expenses	34,426	19,563	34,461	13,557	102,007

Total Expenses	77,161	66,434	86,582	42,703	272,880

Economic Net Income	$469,846	$405,343	$101,494	$132,643	$1,109,326

The following tables reconcile the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three and nine month periods ended September 30, 2006, respectively:

	Three Months Ended September 30, 2006
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$474,786	$(13,256)	(a)	$461,530
Expenses	$92,197	$40,578	(b)	$132,775
Other Income	$—	$815,172	(c)	$815,172
Economic Net Income	$382,589	$—		$382,589

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Nine Months Ended September 30, 2006
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$1,382,206	$(40,613)	(a)	$1,341,593
Expenses	$272,880	$97,349	(b)	$370,229
Other Income	$—	$2,222,545	(c)	$2,222,545
Economic Net Income	$1,109,326	$—		$1,109,326

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$13,256	$40,613
Fund Expenses Added in Consolidation	40,578	97,349
Non-Controlling Interests in Income of Consolidated Entities	761,338	2,084,583

Total Consolidation Adjustments	$815,172	$2,222,545

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s condensed consolidated and combined financial statements and the related notes included within this Quarterly Report on Form 10-Q.

During 2007 we consummated a number of significant transactions, including the reorganization, the concurrent completion of our initial public offering and sale of non-voting common units to Beijing Wonderful Investments on June 27, 2007, and the deconsolidation of a number of Blackstone Funds (effective June 27, 2007 and July 1, 2007). These transactions have had significant effects on many of the items within our condensed consolidated and combined financial statements and affect the comparison of the current year’s periods with those of the prior years.

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

•

Marketable Alternative Asset Management. Established in 1990, our marketable alternative asset management segment is comprised of our management of funds of hedge funds, mezzanine funds and senior debt vehicles, proprietary hedge funds and publicly-traded closed-end mutual funds. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our income from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. In certain management arrangements, we receive performance fees and allocations when the return on assets exceeds certain benchmark returns or other performance targets. We make significant investments in the funds we manage and, in most cases, we receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. Net investment gains and resultant Investment Income generated by the Blackstone funds, principally private equity and real estate funds, are driven by value created by our strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and revise those values when there have been changes in the fundamentals of the portfolio company, the portfolio company’s industry or the overall economy. As our strategic initiatives at the portfolio company produce results and overall market conditions change, our funds recognize changes in the value of the underlying investment.

Historically, our most significant expense has been compensation and benefits. This expense increased further due to (1) payments to our senior managing directors of profit sharing based compensation following our initial public offering; (2) grants of unvested Blackstone Holdings partnership units to our senior managing directors and selected other individuals engaged in some of our businesses as part of the Reorganization; (3) awards of unvested deferred restricted common units and phantom cash settled awards to our other employees; and (4) our senior managing directors and selected other individuals receiving a portion of the carried interest income earned in respect of certain of the funds.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe, Asia and to some extent elsewhere in the world.

The third quarter of 2007 experienced considerable turbulence in the housing and sub-prime mortgage markets in the U.S., which had a significant negative impact on other fixed income markets. As a result of reduced liquidity and greater volatility, several commercial and investment banks and hedge funds significantly reduced the carrying value of some of their fixed income holdings. The U.S. and other governments injected meaningful liquidity into the financial system during the third quarter in an attempt to avoid a liquidity crisis.

Deteriorating conditions in fixed income markets prevented lenders from syndicating senior loans and high yield debt. Debt underwriting declined meaningfully from the second quarter of 2007 and the backlog resulting from pending private equity-led transactions reached record levels. This backlog resulted in lenders becoming less willing to fund new, large-sized acquisitions and as a consequence, the volume of new private equity acquisitions declined significantly in the quarter. Recently announced private equity-led acquisitions have mostly been smaller in size, with less leverage and less favorable terms for the debt provided, including more onerous loan covenants. The duration of current conditions in the credit markets is unknown.

To date, the issues in the fixed income markets outside of sub-prime mortgages appear to relate more to a large inventory and concerns about spillover from sub-prime markets, rather than a rise in credit problems and defaults by corporate borrowers. However, the decline in housing, coupled with a sharp rise in oil prices, has led many economists to conclude that a slowdown in the U.S. economy is more likely.

Although private-equity led transactions have declined, conditions in the advisory businesses have continued to be relatively favorable. Relatively stable equity markets and global economic growth have contributed to generally sustained activity, particularly outside of the U.S.

Uncertainty remains regarding Blackstone’s future taxation levels. A bill has been introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, more recently and in addition to other bills relating to the taxation of investment partnerships that have previously been introduced in the U.S. House of Representatives, on November 1, 2007 the Ways & Means Committee of the U.S. House of Representatives approved a bill that would generally (1) treat carried interest as other than qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations starting in 2010, and (2) tax carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. If any such proposed legislation were to be enacted and apply to us, it would materially increase the amount of taxes payable by Blackstone and its unitholders.

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

The net proceeds to the Partnership from the IPO totaling approximately $2.93 billion were used to repay $1.21 billion of indebtedness outstanding under Blackstone’s revolving credit agreement, with the balance being invested and/or committed as general partner investments in Blackstone sponsored funds, including its corporate private equity funds, real estate funds, mezzanine funds, funds of hedge funds and hedge funds, and invested in temporary interest bearing investments.

Consolidation and Deconsolidation of Blackstone Funds

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), a number of the Blackstone Funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights results in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. In the Condensed Consolidated and Combined Statements of Income and Cash Flows for applicable three and the six month periods ended June 30, 2007, the change from consolidation to the equity method of accounting was presented retroactively as if the rights that became effective on June 27, 2007 had been granted effective January 1, 2007. During the third quarter of 2007, Blackstone changed the presentation of these funds to reflect the consolidated results of these funds in the Partnership’s condensed consolidated and combined financial statements until the rights became effective. This change has been reflected retrospectively to January 1, 2007. The retrospective change in the method of presentation had no impact on our financial statement information for prior years included within our filings.

If the current presentation method had been applied for the applicable three and six month periods ended June 30, 2007 as reported on Form 10-Q, the impact would have been as follows:

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Total Revenues	$975,320	$975,320	$—	$2,201,688	$2,201,688	$—
Total Expenses	(430,943)	(476,968)	(46,025)	(560,841)	(649,120)	(88,279)
Net Gains from Fund Investment Activities	601,682	2,337,151	1,735,469	1,197,563	5,373,634	4,176,071

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision (Benefit) for Taxes	1,146,059	2,835,503	1,689,444	2,838,410	6,926,202	4,087,792
Non-Controlling Interests in Income of Consolidated Entities	374,117	2,063,561	1,689,444	920,423	5,008,215	4,087,792

Income Before Provision (Benefit) for Taxes	771,942	771,942	—	1,917,987	1,917,987	—
Provision (Benefit) for Taxes	(2,409)	(2,409)	—	11,560	11,560	—

Net Income	$774,351	$774,351	$—	$1,906,427	$1,906,427	$—

As there would have been no impact on Blackstone’s Net Income, there would have been no effect on Basic Net Income (Loss) per Common Unit, or Diluted Net Income (Loss) per Common Unit.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30, 2007
	As Originally Reported	As Adjusted	Effect of Change
Cash Flows from Operating Activities
Blackstone Funds Related:
Non-Controlling Interests in Income of Consolidated Entities	$38,830	$2,369,966	$2,331,136
Net Realized Gains on Investments	(1,178,043)	(3,474,975)	(2,296,932)
Investments Purchased	(4,738,010)	(10,469,572)	(5,731,562)
Cash Proceeds from Sale of Investments	4,325,631	9,142,902	4,817,271
Cash Relinquished with Deconsolidation of Partnerships	—	(702,246)	(702,246)
Due from Affiliates	(18,329)	(687,487)	(669,158)
Due to Affiliates	68,010	713,145	645,135
Other Operating Activities	2,173,131	2,281,158	108,027

Net Cash Provided by (Used in) Operating Activities	671,220	(827,109)	(1,498,329)

Cash Flows from Investing Activities	(37,810)	(37,810)	—

Cash Flows from Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,350,623)	(5,557,042)	(4,206,419)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,125,077	6,687,351	5,562,274
Proceeds from Loans Payable	1,617,483	5,221,308	3,603,825
Repayment of Loans Payable	(2,015,349)	(5,477,208)	(3,461,859)
Other Financing Activities	1,293,922	1,293,791	(131)

Net Cash Provided By Financing Activities	670,510	2,168,200	1,497,690

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	639	639

Net Increase in Cash and Cash Equivalents	1,303,920	1,303,920	—
Cash and Cash Equivalents, Beginning of Period	129,443	129,443	—

Cash and Cash Equivalents, End of Period	$1,433,363	$1,433,363	$—

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

Expenses

Compensation and Benefits Expense. Prior to the IPO, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid solely to our non-senior managing director employees. As a result of the IPO, compensation and benefits expense will reflect (1) employee compensation and benefits - employee compensation and benefits expense paid to our employees including our senior managing directors and our non-senior managing director employees, (2) equity-based compensation - the recognition of expense associated with grants of unvested deferred restricted common and Blackstone Holdings partnership units awarded to senior managing directors and employees over the corresponding service period, and (3) profit sharing based compensation payments for existing owners and profit sharing interests in carried interest.

(1)

Employee Compensation and Benefits. Our compensation arrangements with our employees contain a significant profit sharing based bonus component. Therefore, as our net revenues increase, our compensation costs also rise. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new products and businesses. Historically, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses have been accounted for as partnership distributions rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense had not reflected payments for services rendered by these individuals. Following the IPO, we are including all payments for services rendered by our senior managing directors in employee compensation and benefits expense.

(2)	Equity-based Compensation. As a result of the IPO, compensation and benefits reflects the recognition of significant non-cash equity-based compensation as unvested Blackstone Holdings partnership units received in the Reorganization by our senior managing directors and other individuals engaged in some of our businesses, and unvested deferred restricted common units granted to our non-senior managing director professionals at the time of the IPO are charged to expense over the corresponding service period.

(3)	Profit Sharing Arrangements. We have implemented profit sharing arrangements for our existing owners working in our businesses across our different operations designed to achieve a relationship between compensation levels and results that are appropriate for each operation given prevailing market conditions. In addition, the existing owners working in our businesses, other professionals and selected other individuals who work on our carry funds have a profit sharing interest in the carried interest earned in relation to these funds in order to better align their interests with our own and with those of the investors in these funds. Departed partners are also entitled to their vested share of carried interest distributions received from our carry funds.

General, Administrative and Other. The balance of our expenses include interest expense, occupancy and equipment expenses and general, administrative and other expenses, which consist of professional fees, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. As part of the Reorganization we acquired interests in our businesses from our existing owners. We accounted for the acquisition of the interests from our existing owners other than our Founders and other senior managing directors using the purchase method of accounting, and reflect the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and intangible assets in our condensed consolidated statement of financial condition. We preliminarily estimate that we will record in excess of $722.3 million of finite lived intangible assets (in addition to approximately $1.61 billion of goodwill). We anticipate amortizing these finite lived intangibles over their estimated useful lives, which are expected to range between three and ten years, using the straight line method. In addition, as part of the Reorganization, our existing owners received 827,516,625 Blackstone Holdings partnership units, of which 439,711,537 are unvested. The grant date fair value of the unvested Blackstone Holdings partnership units (which is based on the initial public offering price per common unit in the IPO) is charged to expense as the Blackstone Holdings partnership units vest over the assumed service periods, which range up to eight years, on a straight line basis. The amortization of these finite lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

Fund Expenses. The expenses of our consolidated Blackstone funds consist primarily of interest expense, professional fees and other third-party expenses. These expenses are now significantly lower in our financial statements as a result of the completion of the deconsolidation of the Blackstone funds.

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

Following the IPO, we are no longer consolidating most of our investment funds, as we granted to the unaffiliated investors the right, without cause, to remove the general partner of each applicable fund or to accelerate the liquidation of each applicable fund in accordance with certain procedures, see “Consolidation and Deconsolidation of Blackstone Funds”, and accordingly non-controlling interests in income of consolidated entities related to the Limited Partner interests in the deconsolidated funds are no longer reflected in our financial results. However, we record significant non-controlling interests in income of consolidated entities relating to the ownership interest of our existing owners in Blackstone Holdings and the limited partner interests in our investment funds that remain consolidated. As described in “Reorganization of The Blackstone Group L.P.”, The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as a non-controlling interest in The Blackstone Group L.P.’s condensed consolidated and combined financial statements.

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

As noted in “Business Environment”, uncertainty remains regarding Blackstone’s future taxation levels. A bill has been introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, more recently and in addition to other bills relating to the taxation of investment partnerships that have previously been introduced in the U.S. House of Representatives, on November 1, 2007 the Ways & Means Committee of the U.S. House of Representatives approved a bill that would generally (1) treat carried interest as other than qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations starting in 2010, and (2) tax carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. If any such proposed legislation were to be enacted and apply to us, it would materially increase the amount of taxes payable by Blackstone and its unitholders.

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

Assets Under Management. Assets under management refers to the assets we manage. Our assets under management equal the sum of: (1) the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation); (2) the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and (3) the amount of capital raised for our senior debt funds. The assets under management measure also includes assets under management relating to our own and our employees’ investments in funds for which we charge either no or nominal management fees. As a result of raising new funds with sizeable capital commitments, and increases in the net asset values of our funds and their retained profits, our fee earning assets under management have increased significantly over the periods discussed.

Limited Partner Capital Invested. Limited Partner capital invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation. Over our history we have earned aggregate multiples of invested capital for realized and partially realized investments of 2.6x and 2.4x in our corporate private equity and real estate opportunity funds, respectively.

We manage our business using traditional financial measures and our key operating metrics since we believe that these metrics measure the productivity of our investment activities.

Condensed Consolidated and Combined Results of Operations

Following is a discussion of our condensed consolidated and combined results of operations for the three and nine months ended September 30, 2007 and 2006. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our condensed consolidated and combined results of operations and certain key operating metrics for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$329,445	$241,389	$1,118,541	$725,497
Performance Fees and Allocation	150,586	177,989	1,266,833	491,448
Investment Income and Other	46,655	42,152	319,808	124,648

Total Revenues	526,686	461,530	2,705,182	1,341,593

Expenses
Compensation and Benefits	929,721	61,561	1,354,472	170,873
Interest	2,258	7,268	28,560	27,449
General, Administrative and Other	111,814	23,367	190,633	74,558
Fund Expenses	7,202	40,579	126,448	97,349

Total Expenses	1,050,995	132,775	1,700,113	370,229

Other Income
Net Gains from Fund Investment Activities	9,884	815,172	5,406,709	2,222,545

Income (Loss) Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	(514,425)	1,143,927	6,411,778	3,193,909
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(407,076)	761,338	4,601,139	2,084,583

Income (Loss) Before Provision for Taxes	(107,349)	382,589	1,810,639	1,109,326
Provision for Taxes	5,841	10,041	17,402	25,560

Net Income (Loss)	$(113,190)	$372,548	$1,793,237	$1,083,766

Assets Under Management (at Period End)	$98,200,511	$62,707,114	$98,200,511	$62,707,114

Capital Deployed:
Limited Partner Capital Invested	$2,686,875	$1,930,606	$8,295,150	$6,506,666

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues were $526.7 million for the three months ended September 30, 2007, an increase of $65.2 million or 14.1% versus the three months ended September 30, 2006. The increase was due primarily to an increase of $57.7 million in management fees and an increase of $30.4 million in advisory fees, offset by a decrease of $27.4 million in performance fees and allocations. The increase in management fees was primarily due to increased fund-related fees in both our Marketable Alternative Asset Management and Corporate Private Equity segments of $46.5 million and $10.4 million, respectively. Marketable Alternative Asset Management’s increase was driven by a $16.61 billion increase in assets under management from September 30, 2006 to September 30, 2007, due primarily to significant inflows from institutional investors in new and existing funds as well as the launch of our equity hedge fund business in October 2006. Corporate Private Equity’s increase was driven primarily by an increase in transaction fees due to increased Limited Partner Capital Invested. Advisory fees increased as a result of an increase in fees generated from our Financial Advisory segment due primarily to growth in fund placement businesses and an increase in restructuring and reorganization advisory services revenues. The decreases in performance fees and allocations were comprised of decreases in the Real Estate and Marketable Alternative Asset Management segments of $79.6 million and $5.2 million, respectively, as a result of a decline in net appreciation in the underlying investments of certain real estate funds as compared with the prior year and volatility in the distressed securities and equity markets which adversely affected the performance of some investment vehicles in our Marketable Alternative Asset Management segment. These decreases were partially offset by an increase in our Corporate Private Equity segment of $47.2 million due to an increase in net appreciation in the underlying investments of certain funds as compared with the prior year. Growth in investment income was principally driven by a $1.25 billion investment of a portion of our IPO proceeds in our funds of hedge funds and proprietary hedge funds.

Other Income

Other Income was $9.9 million for the three months ended September 30, 2007, a decrease of $805.3 million or 98.8% versus the three months ended September 30, 2006. The decrease from 2006 is due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described in further detail in the section of this report titled “Consolidation and Deconsolidation of Blackstone Funds.” These gains (losses) arose at the Blackstone Funds level of which ($11.0) million and $761.3 million were allocated to non-controlling interest holders for the three months ended September 30, 2007 and September 30, 2006, respectively.

Expenses

Expenses were $1.05 billion for the three months ended September 30, 2007, an increase of $918.2 million or 691.6% versus the three months ended September 30, 2006. The increase was primarily due to an increase in employee compensation and benefits of $868.2 million, principally resulting from an increase in equity-based compensation of $747.4 million arising from transaction related equity-based compensation plans that did not exist prior to our IPO, and $92.2 million of increased compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners, and other selected employees which was accounted for as partnership distributions prior to our IPO. The net addition of personnel to support the growth of each of our business segments, including office openings and expansion in London, Hong Kong and India, also contributed to the increase in compensation and benefit expenses. Additionally, general, administrative and other expenses increased $88.4 million due primarily to $55.2 million of intangible amortization expenses and an increase in professional fees of $21.9 million primarily related to the costs of becoming a public company. We expect our compensation, general, administrative and other expenses to continue to increase in absolute dollars as compared to 2006 in order to meet the requirements of being a public company, including increased personnel costs for investor relations and financial reporting functions, financial statement audits, Sarbanes-Oxley Act compliance and professional fees relating to K-1 tax reporting. These increases were offset by a decrease in fund expenses of $33.4 million due to the deconsolidation of certain Blackstone funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments.

Capital Deployed

Limited Partner Capital Invested was $2.69 billion for the three months ended September 30, 2007, an increase of $756.3 million, or 39.2%, versus the three months ended September 30, 2006. The increase is due to increased capital deployed in our Corporate Private Equity segment of $1.42 billion, offset by a decrease in our Real Estate segment of $712.9 million. At September 30, 2007, our Corporate Private Equity and Real Estate segments had a total of $9.29 billion of Limited Partner Capital committed to transactions scheduled to close in subsequent periods. Since the quarter’s end, both the Real Estate and Corporate Private Equity funds together with certain limited partner co-investors closed on the purchase of Hilton Hotels on October 24, 2007. The total equity investment was $5.65 billion including $5.17 billion invested by our private equity and real estate limited partners.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues were $2.71 billion for the nine months ended September 30, 2007, an increase of $1.36 billion or 101.6% compared with the nine months ended September 30, 2006. The increase was primarily due to increases of $775.4 million in performance fees and allocations, $294.0 million in management fees, $195.2 million in investment income and other and $99.0 million in advisory fees. The increases in performance fees and allocations and investment income and other was comprised of increases in the Real Estate, Corporate Private Equity and Marketable Alternative Asset Management segments of $526.5 million, $343.8 million and $160.5 million respectively. The increases in performance fees and allocations and investment income and other was primarily due to significant net appreciation of our funds’ investments in our Corporate Private Equity and Real Estate segments, specifically the technology, media and telecommunications, foodservice, office, limited service hotel and hospitality sectors. Additionally, positive performance and a larger asset base in the Marketable Alternative Asset Management segment contributed to the increase in performance fees and allocations. The increase in management fees was primarily due to increased fund-related fees in both our Real Estate and Marketable Alternative Asset Management segments. Real Estate’s increase was driven by increased Limited Partner Capital Invested, primarily relating to the acquisition of Equity Office Properties Trust in February 2007 as well as $80.4 million of management fees generated from capital raised for our new real estate opportunity fund, Blackstone Real Estate Partners VI. Marketable Alternative Asset Management’s increase was primarily due to an increase of $16.6 billion in assets under management as a result of significant inflows from institutional investors in new and existing funds as well as the launch of our equity hedge fund business in October 2006.

Other Income

Other Income was $5.41 billion for the nine months ended September 30, 2007, an increase of $3.18 billion or 143.3% versus the nine months ended September 30, 2006. The increase from 2006 was primarily due to significant net appreciation of our funds’ investments in our Corporate Private Equity and Real Estate segments as well as positive performance and a larger asset base in the Marketable Alternative Asset Management segment. These gains arose at the Blackstone Funds level of which $5.17 billion and $2.08 billion were allocated to non-controlling interest holders for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Expenses

Expenses were $1.70 billion for the nine months ended September 30, 2007, an increase of $1.33 billion or 359.2% versus the nine months ended September 30, 2006. The increase was primarily due to an increase in employee compensation and benefits of $1.18 billion, principally resulting from increase in equity-based compensation of $983.6 million arising from transaction related equity-based compensation plans that did not exist prior to our IPO, and $99.0 million of increased compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners, and other selected employees which was accounted for as partnership distributions prior to our IPO. General, administrative and other expenses increased by $116.1 million principally due to $62.4 million of intangible amortization expenses and an increase in professional fees of $30.6 million primarily related to the costs of being a public company. We expect our compensation, general, administrative and other expenses to continue to increase in absolute dollars as compared to 2006 in order to meet the requirements of becoming a public company, including increased personnel costs for investor relations and financial reporting functions, financial statement audits, Sarbanes-Oxley Act compliance and professional fees relating to K-1 tax reporting. Additionally, fund expenses increased $29.1 million due to the growth of our Blackstone Capital Partners V fund and the launch of our Blackstone Real Estate Partners VI fund and equity hedge fund business in February 2007 and October 2006, respectively.

Assets Under Management

Assets under management were $98.20 billion at September 30, 2007, an increase of $35.49 billion or 56.6% versus September 30, 2006. The increase was due to a growth in assets under management of $16.61 billion in our Marketable Alternative Asset Management segment, $14.05 billion in our Real Estate segment and $4.83 billion in our Corporate Private Equity segment.

Capital Deployed

Limited Partner Capital Invested was $8.30 billion for the nine months ended September 30, 2007, an increase of $1.79 billion, or 27.5%, versus the nine months ended September 30, 2006. The increase was primarily due to increased investment activity in our Real Estate segment of $1.89 billion, partially offset by a decrease in our Corporate Private Equity segment of $191.5 million. At September 30, 2007, our Corporate Private Equity and Real Estate segments had a total of $9.29 billion of Limited Partner Capital committed to transactions scheduled to close in subsequent periods. Since the quarter’s end, both the Real Estate and Corporate Private Equity funds together with certain limited partner co-investors closed on the purchase of Hilton Hotels on October 24, 2007. The total equity investment was $5.65 billion including $5.17 billion invested by our private equity and real estate limited partners.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. A key performance measure historically used by management is Economic Net Income (“ENI”).

ENI represents net income excluding the impact of income taxes, non-cash charges associated with the vesting of transaction related equity-based compensation and the amortization of intangibles. However, our historical condensed combined financial statements do not include these non-cash charges nor do such financial statements reflect compensation expenses including profit-sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO but are now included as a component of compensation and benefits expense for the three and nine month periods ended September 30, 2007. Therefore, ENI is equivalent to income before taxes in our historical condensed combined financial statements. ENI is used by management for our segments in making resource deployment and compensation decisions.

Revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. As a result, segment revenues are greater than those presented on a combined GAAP basis because fund management fees recognized in certain segments are received from the Blackstone funds and eliminated in consolidation when presented on a combined GAAP basis. Furthermore, segment expenses are lower than related amounts presented on a combined GAAP basis due to the exclusion of fund expenses that are paid by Limited Partners and the elimination of non-controlling interests.

Corporate Private Equity

The following table presents our results of operations for our corporate private equity segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees	$94,208	$83,777	$260,234	$270,364
Performance Fees and Allocations	109,051	61,918	503,939	230,536
Investment Income and Other	24,032	13,933	116,541	46,107

Total Revenues	227,291	159,628	880,714	547,007

Expenses
Compensation and Benefits	56,319	15,531	98,200	42,735
Other Operating Expenses	22,798	10,102	54,869	34,426

Total Expenses	79,117	25,633	153,069	77,161

Economic Net Income	$148,174	$133,995	$727,645	$469,846

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Assets Under Management (at Period End)	$32,658,873	$27,829,015	$32,658,873	$27,829,015

Capital Deployed:
Limited Partner Capital Invested	$2,337,466	$915,287	$3,997,670	$4,189,141

Our corporate private equity segment generated favorable financial performance in the three and nine months ended September 30, 2007, with revenues and ENI rising significantly above the same periods in 2006. However, considerable debt market turbulence beginning in late June and continuing through the third quarter, which was triggered by adverse conditions in the housing and sub-prime mortgage lending sectors, has caused a reduction in overall market liquidity and a significant slowdown in new commitments for leveraged loan facilities. This reduction in credit availability has had a substantial dampening effect on new investment activity, particularly on large transactions. The duration of the current environment in the leveraged lending market is unknown, but a prolonged continuation of current conditions could have a significant adverse effect on our private equity business.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues were $227.3 million for the three months ended September 30, 2007, an increase of $67.7 million or 42.4% compared with the three months ended September 30, 2006. The increase was primarily due to an increase of $47.2 million in performance fees and allocations and to a lesser extent, increases in management fees of $10.4 million and investment income and other of $10.1 million. The increases in both performance fees and allocations and investment income and other reflects an increase in net appreciation, as compared with the three months ended September 30, 2006, in certain underlying funds’ portfolio investments, principally related to investments in the technology, media and telecommunications portfolio which benefited from operating improvements at portfolio companies. The increase in management fees was driven primarily by an increase in transaction fees of $11.9 million due to increased Limited Partner Capital Invested, and increased fund management fees of $8.2 million primarily due to $5.49 billion of capital raised for Blackstone Capital Partners V (“BCP V”) since September 30, 2006, partially offset by an increase in management fee reductions of $16.9 million. Additionally, monitoring fees related to our portfolio companies increased $5.5 million contributing to the overall increase in management fees.

Expenses

Expenses were $79.1 million for the three months ended September 30, 2007, an increase of $53.5 million or 208.7% compared with the three months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits of $40.8 million, principally resulting from compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which was accounted for as partnership distributions prior to our IPO. Additionally, operating expenses increased $12.7 million due to an $10.7 million increase in professional fees primarily related to the costs of becoming a public company.

Capital Deployed

Limited Partner Capital Invested in private equity transactions was $2.34 billion for the three months ended September 30, 2007, an increase of $1.42 billion or 155.4%, versus the three months ended September 30, 2006. This increase reflects increased investment activity during the three months ended September 30, 2007 versus the three months ended September 30, 2006. At September 30, 2007, $5.29 billion of Limited Partner Capital had been committed to transactions that are scheduled to close in subsequent periods. Since the quarter’s end, the Corporate Private Equity funds together with certain limited partner co-investors closed on the purchase of Hilton Hotels on October 24, 2007. The total equity investment was $1.67 billion including $1.45 billion invested by our private equity limited partners.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues were $880.7 million for the nine months ended September 30, 2007, an increase of $333.7 million or 61.0% over the nine months ended September 30, 2006. The increase was primarily due to an increase of $273.4 million in performance fees and allocations and $70.4 million in investment income and other. The increase in performance fees and allocations and investment income and other was due to an increase in net appreciation in underlying funds’ portfolio investments as compared with the prior year. The increase in net appreciation was due to strong performance from both our underlying funds’ publicly traded and privately held investments. The publicly traded investments benefited from initial public offerings of two of these investments and gains from several other publicly held investments. The privately held investments’ increase in performance was principally driven by our underlying funds’ investments in the technology, media and telecommunications and foodservice sectors, which benefited from operating improvements at portfolio companies. Comparatively, in the nine months ended September 30, 2006, the net appreciation of the underlying funds’ investments was primarily in the healthcare sector and publishing sectors. Management fees decreased of $10.1 million related to a decrease in transaction fees of $18.9 million due to decreased Limited Partner Capital Invested as well as decreases in the number and size of transactions on which we received transaction fees as compared to the comparable prior period. Additionally, an increase in management fee reductions of $28.1 million was partially offset by an increase in fund management fees of $19.3 million and by an increase in monitoring fees of $17.4 million related to our portfolio companies.

Expenses

Expenses were $153.1 million for the nine months ended September 30, 2007, an increase of $75.9 million or 98.4% versus the nine months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits of $55.5 million, principally resulting from compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which was accounted for as partnership distributions prior to our IPO. Additionally, operating expenses increased $20.4 million driven primarily by increased professional fees of $16.1 million due primarily to the costs of becoming a public company.

Assets Under Management

Assets under management were $32.66 billion at September 30, 2007, an increase of $4.83 billion or 17.4% versus September 30, 2006. The increase was due to $5.49 billion of additional capital raised for Blackstone Capital Partners V and net appreciation of our funds’ portfolio investments, partially offset by realizations in our other corporate private equity funds.

Capital Deployed

Limited Partner Capital Invested in private equity transactions was $4.00 billion for the nine months ended September 30, 2007, a decrease of $191.5 million or 4.6% versus the nine months ended September 30, 2006. This reflects decreases in the size and volume of investments closed during the period. At September 30, 2007, $5.29 billion of Limited Partner Capital had been committed to transactions that are scheduled to close in subsequent periods. Since the quarter’s end, the Corporate Private Equity funds together with certain limited partner co-investors closed on the purchase of Hilton Hotels on October 24, 2007. The total equity investment was $1.67 billion including $1.45 billion invested by our private equity limited partners.

Real Estate

The following table presents our results of operations for our real estate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees	$76,223	$72,933	$402,056	$184,224
Performance Fees and Allocations	28,479	108,103	662,263	243,597
Investment Income and Other	4,398	15,066	151,722	43,956

Total Revenues	109,100	196,102	1,216,041	471,777

Expenses
Compensation and Benefits	39,325	15,613	79,729	46,871
Other Operating Expenses	12,639	5,344	27,252	19,563

Total Expenses	51,964	20,957	106,981	66,434

Economic Net Income	$57,136	$175,145	$1,109,060	$405,343

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Assets Under Management (at Period End)	$25,025,741	$10,973,744	$25,025,741	$10,973,744

Capital Deployed:
Limited Partner Capital Invested	$269,846	$982,750	$4,129,077	$2,234,897

During the periods presented, weakness in the sub-prime residential lending area spread to general commercial lending, including real estate. Investment banks and other real estate commercial lenders found it difficult to resell their portfolios, limiting their willingness to initiate new, larger-sized portfolio loans. Single property and smaller portfolio loans are available, although current terms include higher interest rates and tighter lender underwriting standards than were previously available. At quarter end, the real estate lending environment began to show some signs of improvement.

Underlying fundamentals, with limited geographic exceptions, for both the hotel and office sector (two primary investment areas for Blackstone), continue to be favorable. Limited new supply, consistent demand and moderate economic growth have continued to drive office rents and hotel rates higher. Throughout the period there was little evidence that the credit problems described above had significantly affected the underlying operating fundamentals of our portfolio, although valuation multiples have declined modestly.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues were $109.1 million for the three months ended September 30, 2007, a decrease of $87.0 million or 44.4% compared with the three months ended September 30, 2006. The decrease was primarily due to lower performance fees and allocations and investment income and other, which decreased $79.6 million and $10.7 million, respectively. The decreases in performance fees and allocations and investment income and other reflects lower net appreciation in the underlying investments of certain funds as compared with the prior year. For the three months ended September 30, 2007, net appreciation was primarily due to improved performance in our European operating portfolio and certain assets in our office portfolio which was modestly offset by a write-down on our sole residential investment. Comparatively, the higher net appreciation in 2006 was due to higher exit multiples in the office sector. Management fees increased $3.3 million as compared to the three months ended September 30, 2006, primarily due to a $32.9 million increase in fund management fees, net of an increase in management fee reductions of $6.7 million, attributable to $9.95 billion of capital raised for our new fund, Blackstone Real Estate Partners VI (“BREP VI”), which commenced in February 2007. The net increase in fund management fees was substantially offset by a decrease in transaction fees of $30.1 million, reflecting a decrease in Limited Partner Capital Invested as well as decreases in number and size of transactions on which we received transaction fees as compared to the comparable prior period.

Expenses

Expenses were $52.0 million for the three months ended September 30, 2007, an increase of $31.0 million or 148.0% versus the three months ended September 30, 2006. The increase was primarily driven by an increase in compensation and benefits of $23.7 million, principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which was accounted for as partnership distributions prior to our IPO. Headcount additions necessary to meet our increased investment activity, including the launch of BREP VI, also contributed to the increase in compensation and benefits. To a lesser extent, operating expenses increased $7.3 million, primarily related to an increase in professional fees of $5.2 million due to the costs of becoming a public company.

Capital Deployed

Limited Partner Capital Invested in real estate transactions was $269.8 million for the three months ended September 30, 2007, a decrease of $712.9 million, or 72.5%, versus the three months ended September 30, 2006. This decrease reflects a decrease in volume and size of transactions during the three months ended September 30, 2007 compared with the three months ended September 30, 2006. At September 30, 2007, $4.00 billion had been committed to transactions scheduled to close in subsequent periods. Since the quarter’s end, the Real Estate funds together with certain limited partner co-investors closed on the purchase of Hilton Hotels on October 24, 2007. The total equity investment was $3.98 billion including $3.72 billion invested by our real estate limited partners.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues were $1.22 billion for the nine months ended September 30, 2007, an increase of $744.3 million or 157.8% compared with the nine months ended September 30, 2006. The increase was due to increases of $418.7 million in performance fees and allocations, $217.8 million in management fees and $107.8 million in investment income and other. The increases in performance fees and allocations and investment income were primarily due to an increase in net appreciation in the underlying investments as compared with the prior year. The valuation of our funds’ investments primarily benefited from accretive sales within existing office and limited service hotel portfolios. The increase in management fees was driven primarily by a $145.8 million increase in transactions fees resulting from increased Limited Partner Capital Invested, which is primarily related to the acquisition of Equity Office Properties Trust in February 2007. Additionally, fund management fees increased $71.0 million, net of an increase in management fee reductions of $0.5 million, primarily attributable to $80.4 million of management fees generated from $9.95 billion of capital raised for our new fund, BREP VI, partially offset by reduced management fees from our existing funds after the termination of their investment periods.

Expenses

Expenses were $107.0 million for the nine months ended September 30, 2007, an increase of $40.5 million or 61.0% versus the nine months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits of $32.9 million, principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which was accounted for as partnership distributions prior to our IPO. Headcount additions necessary to meet our increased investment activity, including the launch of BREP VI, also contributed to the increase in compensation and benefits. Additionally, operating expenses increased $7.7 million due to a $4.0 million increase in professional fees primarily related to the costs of becoming a public company.

Assets Under Management

Assets under management were $25.03 billion at September 30, 2007, an increase of $14.05 billion or 128.1% versus September 30, 2006. The increase was primarily due to $9.95 billion of capital raised for BREP VI and net appreciation of the Real Estate funds’ investments, primarily in office and hospitality portfolios.

Capital Deployed

Limited Partners Capital Invested in real estate transactions was $4.13 billion for the nine months ended September 30, 2007, an increase of $1.89 billion or 84.8% versus the nine months ended September 30, 2006. This increase reflects the increased size and volume of investment activity in 2007, which primarily included the acquisition of Equity Office Properties Trust of $3.27 billion as well as additional investments in existing real estate fund properties. At September 30, 2007, $4.00 billion had been committed to transactions scheduled to close in subsequent periods. Since the quarter’s end, the Real Estate funds together with certain limited partner co-investors closed on the purchase of Hilton Hotels on October 24, 2007. The total equity investment was $3.98 billion including $3.72 billion invested by our real estate limited partners.

Marketable Alternative Asset Management

The following table presents our results of operations for our marketable alternative asset management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees	$89,693	$43,215	$228,263	$126,991
Performance Fees and Allocations	2,522	7,730	132,490	24,240
Investment Income and Other	32,658	15,553	89,055	36,845

Total Revenues	124,873	66,498	449,808	188,076

Expenses
Compensation and Benefits	34,006	19,669	104,637	52,121
Other Operating Expenses	17,779	11,002	52,527	34,461

Total Expenses	51,785	30,671	157,164	86,582

Economic Net Income	$73,088	$35,827	$292,644	$101,494

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Assets Under Management (at Period End)	$40,515,897	$23,904,355	$40,515,897	$23,904,355

The marketable alternative asset management business grew significantly during the three months and nine months ended September 30, 2007 as we have expanded the range of products we offer, expanded our investor base and delivered favorable investment performance.

During the periods presented, the performance of our marketable alternative asset management business was primarily affected by the dislocation in the credit markets. Some of our investment funds in this segment realized positive performance in respect of the credit market dislocation (especially in respect of the related fallout in the sub-prime space), while the performance of some investment funds was adversely affected by the increased volatility and the more challenging financing environment caused by the credit market dislocation. Although the current conditions in the credit markets may somewhat temper investor demand for new traditional senior debt vehicles that we might seek to create, it may also afford us opportunities to expand the breadth of our investment market product offerings. Our business is subject to unforeseen changes in market conditions. As noted above and elsewhere (see “Business Environment”), conditions in the credit markets have recently been unsettled. We cannot predict how long the current conditions will continue.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues were $124.9 million for the three months ended September 30, 2007, an increase of $58.4 million or 87.8% versus the three months ended September 30, 2006. The increase was due to an increase of $46.5 million in management fees and an increase of $17.1 million in investment income, partially offset by a decrease in performance fees and allocations of $5.2 million. The increase in management fees was primarily due to an increase of $16.61 billion in assets under management resulting from significant inflows from institutional investors in new and existing funds. Additionally, the launch of our equity hedge fund business in October 2006 contributed to the increase. The increase in investment income represents the firm’s gains on investments held in various business units within the segment. The decrease in performance fees and allocations was attributable to volatility in the distressed securities and equities markets which adversely affected the performance of some of our investment vehicles. Growth in investment income was principally driven by a $1.25 billion investment of a portion of our IPO proceeds in our funds of hedge funds and proprietary hedge funds.

Expenses

Expenses were $51.8 million for the three months ended September 30, 2007, an increase of $21.1 million or 68.8% versus the three months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $14.3 million or 72.9%, which was principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which was accounted for as partnership distributions prior to our IPO. Personnel additions to support expansion into new business initiatives and higher compensation for existing employees to support asset growth and the creation of new investment products also contributed to the increase in compensation expenses. Additionally, operating expenses increased $6.8 million primarily due to a growth in professional fees associated with raising capital.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues were $449.8 million for the nine months ended September 30, 2007, an increase of $261.7 million or 139.2% versus the nine months ended September 30, 2006. The increase was primarily due to increases of $108.3 million in performance fees and allocations and $101.3 million in management fees. The increase in performance fees and allocations was attributable to strong performance primarily in our funds of hedge funds and proprietary hedge funds groups and larger asset bases in several business units within the segment. The management fees increase was primarily due to an increase of $16.6 billion in assets under management as a result of significant inflows from institutional investors in new and existing funds as well as the launch of our equity hedge fund business in October 2006. Additionally, an increase in investment income of $52.2 million contributed to the overall increase in total revenues. Investment income represents our gains on investments held in various business units within the segment. Growth in investment income was principally driven by a $1.25 billion investment of a portion of our IPO proceeds in our funds of hedge funds and proprietary hedge funds.

Expenses

Expenses were $157.2 million for the nine months ended September 30, 2007, an increase of $70.6 million, or 81.5%, compared with the nine months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $52.5 million or 100.8%, which was principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which was accounted for as partnership distributions prior to our IPO. Personnel additions to support expansion into new business and higher compensation for existing employees to support asset growth and the creation of new investment products also contributed to the increase in compensation expenses. Additionally, total operating expenses increased $18.1 million due to increases in professional fees, primarily due to the costs of becoming a public company and communications and information services and occupancy of $17.5 million due to increased headcount.

Assets Under Management

Assets under management were $40.52 billion at September 30, 2007, a net increase of $16.61 billion or 69.5% versus September 30, 2006. The increase was due to significant inflows from a globally diverse base of clients, as well as our $1.25 billion investment of some of our IPO proceeds in our funds of hedge funds and proprietary hedge funds. The funds of hedge funds business contributed $10.60 billion, or 63.8%, to the overall increase, primarily from pension funds and financial institutions worldwide as well as a $1.00 billion investment of some of our IPO proceeds in our funds of hedge funds. The launch of our equity hedge fund contributed $2.55 billion or 15.3% of the overall increase.

Financial Advisory

The following table presents our results of operations for our financial advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$81,911	$51,550	$271,954	$172,967
Investment Income and Other	2,354	1,008	5,073	2,379

Total Revenues	84,265	52,558	277,027	175,346

Expenses
Compensation and Benefits	50,020	10,541	88,273	29,146
Other Operating Expenses	13,485	4,395	27,327	13,557

Total Expenses	63,505	14,936	115,600	42,703

Economic Net Income	$20,760	$37,622	$161,427	$132,643

Financial advisory business related to acquisitions declined in the quarter as funding availability for large-sized transactions was greatly reduced and companies became more cautious, primarily in the U.S. Concurrently, corporate strategic investors emerged to a greater degree. While the activity in mergers and acquisitions has slowed in the U.S., European activity exceeded North American volume in the first six months of 2007. Activity in the private equity sector has also slowed due to the tightening credit conditions. However, corporate buyers have become more active. Although the tightening of the credit markets has caused some slowdown in the fund-raising environment, it has also created new opportunities for some private equity funds which have benefited our fund-raising business. The market for restructuring and reorganization advisory services activity has shown signs of improvement, due in part to the recent turmoil in the credit markets.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues were $84.3 million for the three months ended September 30, 2007, an increase of $31.7 million or 60.3% versus the three months ended September 30, 2006. The increase was driven primarily by increases in fees of $34.5 million generated from our fund placement business and $7.3 million from our restructuring and reorganization advisory services business, partially offset by a $11.5 million decrease in fees earned by our mergers and acquisitions advisory services business. The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $63.5 million for the three months ended September 30, 2007, an increase of $48.6 million or 325.2% compared with the three months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $39.5 million, principally related to compensation expenses associated with our senior managing directors and other selected employees which was accounted for as partnership distributions prior to our IPO. Personnel additions in our fund placement and mergers and acquisitions businesses also contributed to the overall increase in compensation expense. Additionally, operating expenses increased $9.1 million, primarily due to increased professional fees of $3.7 million due primarily to the costs of becoming a public company and occupancy costs of $1.4 million due primarily to the expansion of our London-based fund placement and merger and acquisitions businesses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues were $277.0 million for the nine months ended September 30, 2007, an increase of $101.7 million or 58.0% compared with the nine months ended September 30, 2006. The increase was driven primarily by an increase in fees earned of $80.4 million from our fund placement business and $19.7 million from our mergers and acquisitions advisory services business, partially offset by a decrease of $1.1 million in fees generated by our restructuring and reorganization advisory services business. As noted in the three month discussion above, the revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $115.6 million for the nine months ended September 30, 2007, an increase of $72.9 million or 170.7% from the nine months ended September 30, 2006. The increase was primarily due to an increase in compensation and benefits expense of $59.1 million, principally related to compensation expenses associated with our senior managing directors and other selected employees which was accounted for as partnership distributions prior to our IPO, as well as personnel additions in our fund placement and mergers and acquisitions businesses. In addition, operating expenses increased $13.8 million, primarily due to an increase in professional fees of $5.0 million due to the costs of being a public company, occupancy costs of $3.1 million due primarily to the expansion of our London-based fund placement and merger and acquisitions businesses, business development expenses of $2.3 million and interest expense of $1.8 million.

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

Our historical condensed consolidated and combined statements of cash flows reflect the cash flows of the Blackstone operating businesses as well as those of our consolidated Blackstone funds. The assets of the consolidated Blackstone funds, on a gross basis, are much larger than the assets of our operating businesses and therefore have a substantial effect on the reported cash flows reflected in our statement of cash flows. As stated above in “Combined Results of Operations,” our assets under management, which are primarily representative of the net assets within the Blackstone funds, have grown significantly during the periods reflected in our condensed consolidated and combined financial statements. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which were historically reflected in our combined statement of cash flows, increased substantially as a result of this growth. More specifically, the primary cash flow activities of the consolidated Blackstone funds have historically been in (1) raising capital from their investors, which have historically been reflected as non-controlling interests of consolidated entities in our condensed consolidated and combined financial statements, (2) using this capital to make investments, (3) financing certain investments with debt, (4) generating cash flow from operations through the realization of investments, and (5) distributing cash flow to investors. The Blackstone funds are treated as investment companies for accounting purposes and therefore these amounts are included in cash flows from operations. As described above in “Consolidation and Deconsolidation of Blackstone Funds,” concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights results in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. In the Condensed Consolidated and Combined Statements of Cash Flows for the six month period ended June 30, 2007, the change from consolidation to the equity method of accounting was presented retroactively as if the rights that became effective on June 27, 2007 had been granted effective January 1, 2007. During the third quarter of 2007, Blackstone changed the presentation of these funds to reflect the consolidated results of these funds in the Partnership’s condensed consolidated and combined financial statements until the rights became effective. This change has been reflected retrospectively to January 1, 2007. The retrospective change in the method of presentation had no impact on our financial statement information for prior years included within our filings. Refer to “-Significant Transactions-Consolidation and Deconsolidation of Blackstone Funds” for disclosure of the impact on the Condensed Consolidated and Combined Statements of Cash Flows for the six month period ended June 30, 2007 as reported on Form 10-Q if the current presentation method had been applied.

We have managed our historical liquidity and capital requirements by focusing on our deconsolidated cash flows. Our primary cash flow activities on the basis of deconsolidating the Blackstone funds are (1) generating cash flow from operations, (2) funding general partner capital commitments to Blackstone funds, (3) generating income from investment activities, (4) funding capital expenditures, (5) funding new business initiatives, (6) borrowings and repayments under credit agreements and (7) distributing cash flow to owners. Cash distributed to unitholders may be provided through distributions received from Blackstone funds or through borrowings from existing credit facilities described in Note 5 to the condensed consolidated and combined financial statements.

We have managed the historical liquidity and capital requirements of Blackstone Group by focusing on our cash flows before the consolidation of the Blackstone funds and the effect of normal changes in assets and liabilities which we anticipate will be settled for cash within one year. Normal movements in our short-term assets and liabilities do not affect our distribution decisions given our current and historically available borrowing capability. We use adjusted cash flow from operations as a supplemental non-GAAP measure to assess liquidity and amounts available for distribution to our existing owners. See “Cash Distribution Policy”. As noted above, in accordance with GAAP, certain of the Blackstone funds are consolidated into the condensed consolidated and combined financial statements of Blackstone Group, notwithstanding the fact that Blackstone Group has only a minority economic interest in these funds. Consequently, Blackstone Group’s condensed consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted cash flow from operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to cash flow from operations presented in accordance with GAAP, adjusted for cash flow relating to changes in our operating assets and liabilities, Blackstone funds-related investment activity, net realized gains on investments, differences in the timing of realized gains between Blackstone and Blackstone funds, minority interest related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. We believe that adjusted cash flow from operations provides investors with useful information on the cash flows of Blackstone Group relating to our required capital investments and our ability to make annual cash distributions. However, adjusted cash flow from operations should not be considered in isolation or as alternative to cash flow from operations presented in accordance with GAAP.

Following is a reconciliation of Net Cash Used In Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Net Cash Used in Operating Activities	$(1,094,055)	$(1,290,590)
Changes in operating assets and liabilities	913,053	(101,133)
Blackstone funds related investment activities	867,129	1,893,878
Net realized gains on investments	3,825,604	4,013,509
Non-controlling interests in income of consolidated entities	(2,033,096)	(3,150,605)
Other non-cash adjustments	77,033	(44,715)

Adjusted Cash Flow from Operations	$2,555,668	$1,320,344

Operating Activities

Our net cash flow used in operating activities was $1.09 billion and $1.29 billion during the nine months ended September 30, 2007 and September 30, 2006, respectively. These amounts primarily include net purchases of investments by consolidated Blackstone funds, after proceeds from sales of investments, of $867.1 million and $1.89 billion during those periods, respectively, net realized gains on investments of the Blackstone funds of, $3.83 billion, and $4.01 billion during those periods, respectively, partially offset by non-controlling interests in income of consolidated entities of $2.03 billion and $3.15 billion during those periods, respectively. These amounts also represent the significant variances between net income and cash flow from operations and are reflected as operating activities pursuant to investment company accounting. The increasing capital needs reflect the growth of our business while the fund-related activities requirements vary based upon the specific investment activities being conducted at a point in time. These movements do not adversely affect our liquidity or earnings trends because we currently have, and anticipate having, access to available borrowing capability.

Investing Activities

Our net cash flow used in investing activities was $40.4 million and $14.1 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Our investing activities included the purchases of furniture, equipment and leasehold improvements. The increase from 2006 is due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described in further detail in the section of this report titled “Consolidation and Deconsolidation of Blackstone Funds”.

Financing Activities

Our net cash provided by financing activities was $1.61 billion and $1.30 billion during the nine months ended September 30, 2007 and September 30, 2006, respectively. Our financing activities generated cash inflows primarily from receiving $7.50 billion in cash proceeds from the issuance of units in our IPO and the sale of non-voting common units to Beijing Wonderful Investments during the nine months ended September 30, 2007 (see “—Significant Transactions-Initial Public Offering”), contributions made by, net of distributions made to, the investors in our consolidated Blackstone funds, historically reflected as non-controlling interests in consolidated entities, of $1.36 billion and $2.33 billion during those periods, respectively, partially offset by the purchase of interests from our predecessor owners of $4.57 billion for the nine months ended September 30, 2007 (see “—Significant Transactions-Reorganization”; “—Significant Transactions-Initial Public Offering”), making distributions to, net of contributions by, our predecessor owners of $2.43 billion and $1.21 billion during those periods, respectively.

Our Future Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing asset management and financial advisory businesses, including through funding a portion of our general partner commitments to and optional side-by-side investments alongside our carry funds, (2) provide capital to facilitate our expansion into new businesses that are complementary to our existing asset management and financial advisory businesses and that can benefit from being affiliated with us, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) repay borrowings and related interest costs,

(6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings partnership units in accordance with our distribution policy. In addition, our own capital commitments to our funds and funds we invest in as of September 30, 2007, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP V	$629,356	$410,849
BCP IV	150,000	39,050
BCOM	50,000	6,578
India Infrastructure	62,500	62,500
Real Estate Funds
BREP VI	750,000	641,972
BREP V	52,545	10,888
BREP International II	28,544	16,857
BREP IV	50,000	5,147
BREP International	20,000	3,901
Marketable Alternative Asset Management
BMEZZ II	17,692	10,794
BMEZZ	41,000	2,609
Strategic Alliance	50,000	47,294
Credit Liquidity Partners (1)	14,225	14,225

Total	$1,915,862	$1,272,664

(1)	The initial closing of this fund was October 12, 2007.

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

Our MAAM entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by our funds are: purchasing securities on margin, utilizing collateralized financing; and, using derivative instruments. The fair value of derivatives generally will be between 0% to 15% of the funds’ net asset values. Generally, gross leverage will be in the range of 0% to 250% of our funds’ net asset values, and net leverage exposure on certain of our funds is generally in the range of 0% to 75% of our funds’ net asset values. Additionally, our funds generally hold between 0% to 15% of their net asset values in cash and cash equivalents.

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

For entities that are determined to be VIE’s, we consolidate those entities where we absorb a majority of the expected losses or a majority of the expected residual returns, or both, of such entity pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (revised)-an interpretation of ARB No. 51, (“FIN 46(R)”). The evaluation of whether a fund is subject to the requirements of FIN 46(R) as a VIE and the determination of whether we should consolidate such a VIE requires management’s judgment. In addition, we consolidate those entities we control through a majority voting interest or otherwise, including those Blackstone funds in which the general partners are presumed to have control over them pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46(R) and EITF 04-5 have been applied retrospectively to prior periods. All significant intercompany transactions and balances have been eliminated.

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

Investments for which market prices are not observable are generally either private investments in the equity of operating companies or real estate properties or investments in funds managed by others. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46(R) to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide Investment Companies, FSP FIN 46(R)-7 amends FIN 46(R), to make permanent the temporary deferral of the application of FIN 46(R), to entities within the scope of the guide under AIPCA Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Partnership.

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. In October 2007, the FASB voted, subject to a thirty day comment period, to indefinitely defer and remove the early adoption alternative for SOP 07-1. The Partnership intends to monitor future developments associated with this statement in order to assess the impact, if any, that may result.

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

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs—qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46(R), we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in private equity, real estate and funds of hedge funds. For additional information about our involvement with VIEs, see Note 4, “Investments—Investment in Variable Interest Entities” in the Notes to the condensed consolidated and combined financial statements.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2007 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	October 1, 2007 to December 31, 2007	2008–2009	2010–2011	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$5,553	$49,518	$79,695	$412,813	$547,579
Purchase Obligations	858	3,975	275	—	5,108
Blackstone Operating Entities Loan and Credit Facilities Payable (2)	49,303	55,635	30,957	—	135,895
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (3)	4,091	6,120	990	—	11,201
Blackstone Funds Debt Obligations Payable (4)	8,613	—	—	—	8,613
Interest on Blackstone Funds Debt Obligations Payable (5)	44	—	—	—	44
Blackstone Fund Capital Commitments to Investee Funds (6)	11,149	—	—	—	11,149
Blackstone Operating Entities Capital Commitments to Blackstone Funds (7)	1,272,664	—	—	—	1,272,664

Consolidated Contractual Obligations	1,352,275	115,248	111,917	412,813	1,992,253
Blackstone Funds Debt Obligations Payable (4)	(8,613)	—	—	—	(8,613)
Interest on Blackstone Funds Debt Obligations Payable (5)	(44)	—	—	—	(44)
Blackstone Fund Capital Commitments to Investee Funds (6)	(11,149)	—	—	—	(11,149)

Blackstone Operating Entities Contractual Obligations	$1,332,469	$115,248	$111,917	$412,813	$1,972,447

(1)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the condensed consolidated and combined statement of financial condition as of September 30, 2007.

(2)	Represents borrowings for employee term and bridge facilities program and for a corporate debt investment program.
(3)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2007, at spreads to market rates pursuant to the financing agreements, and range from 6.00% to 9.25%.
(4)	These obligations are those of the Blackstone funds.
(5)	Represents interest to be paid over the maturity of the related Blackstone funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2007, at spreads to market rates pursuant to the financing agreements, and range from 4.99% to 8.75%.
(6)	These obligations represent commitments of the consolidated Blackstone funds of hedge funds to make capital contributions to investee funds. These amounts are generally due on demand and are therefore presented in the less than one year category.
(7)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at September 30, 2007.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated and combined financial statements as of September 30, 2007.

Clawback Obligations

At September 30, 2007, due to the funds’ performance results, none of the general partners of our corporate private equity, real estate and mezzanine funds had a clawback obligation to any limited partners of the funds. Since the inception of the funds, the general partners have not been required to make a clawback payment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as general partner or investment advisor to the Blackstone funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance fees and allocations and investment income. There are no material market risk exposures to our net gains from fund investment activities after consideration of the allocation to non-controlling interest holders.

Although the Blackstone funds share many common themes, each of our alternative asset management operations runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy:

•

The investment process of our corporate private equity, real estate and mezzanine funds involves a detailed analysis of potential acquisitions and asset management teams are assigned to oversee the operations, strategic development, financing and capital deployment decisions of each portfolio investment. These key investment decisions are subject to approval by the applicable investment committee, which is comprised of members of Blackstone senior management.

•

In our capacity as advisor to certain of our marketable alternative asset management funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (1) capital commitments to a Blackstone fund, (2) capital invested in a Blackstone fund or (3) the net asset value, or NAV, of a Blackstone fund, as described in our condensed consolidated and combined financial statements. Management fees will only be directly affected by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2007 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 31.5% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of September 30, 2007, we estimate that a 10% decline in fair value of the investments and securities would have the following effects:(1) management fees would decrease by $26.5 million on an annual basis, (2) performance fees and allocations would decrease by $609.8 million and (3) investment income would decrease by $229.4 million.

Exchange Rate Risk

The Blackstone funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of September 30, 2007, a 10% decline in the rate of exchange against the U.S. dollar would have the following effects on an annual basis:(1) management fees would decrease by $5.7 million on an annualized basis, (2) performance fees and allocations would decrease by $135.1 million and (3) investment income would decrease by $20.9 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2007, we estimate that interest expense relating to variable rate debt obligations payable would increase by $1.4 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated June 21, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on June 25, 2007, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our prospectus.

The risks described in our prospectus (as updated above) are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of our common units during the quarter ended September 30, 2007:

Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2007	—		—	—	—
Aug. 1 — Aug. 31, 2007	645,162	(1)	$24.87	—	—
Sep. 1 — Sep. 30, 2007	—		—	—	—

Total	645,162			—

(1)	During the third quarter of 2007 Blackstone repurchased 645,162 common units representing limited partner interests of The Blackstone Group L.P. in open market repurchases. The repurchases were not pursuant to a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 9, 2007, William G. Parrett was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of the Partnership. In addition, on November 9, 2007, Mr. Parrett was appointed to the Audit Committee of the board of directors of Blackstone Group Management L.L.C. to serve as Chairman. Following such appointments, J. Tomilson Hill resigned from the Audit Committee. Each of the foregoing appointments were as contemplated and previously disclosed in the Partnership’s prospectus dated June 21, 2007 filed with the Securities and Exchange Commission on June 25, 2007. Until May 31, 2007, Mr. Parrett was a senior partner of Deloitte & Touche USA LLP and served as the Chief Executive Officer of Deloitte Touche Tohmatsu (“DTT”). Certain of the member firms of DTT or their subsidiaries and affiliates provide professional services to the Partnership or its affiliates. Mr. Parrett will receive an annual cash retainer of $100,000. In addition, upon his appointment Mr. Parrett received a grant of 10,000 deferred restricted common units under the Partnership’s 2007 Equity Incentive Plan. These deferred restricted common units will vest, and the underlying common units will be delivered, in equal installments on each of the first, second and third anniversaries of the date of grant, subject to Mr. Parrett’s continued service on the board of directors of Blackstone Group Management L.L.C.

ITEM 6. EXHIBITS

Exhibit Index:

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

Date: November 13, 2007

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C.,
its general partner

/s/ Michael A. Puglisi
	Name:	Michael A. Puglisi
	Title:	Chief Financial Officer