Form 10-K
period 2007-12-31
Blackstone Group L.P.
filed 2008-03-12
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant as of June 30, 2007 was approximately $7,454.1 million, which includes non-voting common units with a value of approximately $2,966.1 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of March 6, 2008 was 152,688,172. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of March 6, 2008 was 101,334,234.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to “Blackstone,” “we,” “us” or “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure in June 2007 as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Reorganization”, to Blackstone Group, which comprised certain consolidated and combined entities historically under the common ownership of (a) our two founders, Mr. Stephen A. Schwarzman and Mr. Peter G. Peterson, and our other senior managing directors, (b) selected other individuals engaged in some of our businesses and (c) a subsidiary of American International Group, Inc., to whom we refer collectively as our “predecessor owners” or “pre-IPO owners,” and (2) after our reorganization, to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of our founders and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

“Blackstone funds,” “our funds” and “our investment funds” refer to the corporate private equity funds, real estate funds, funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the corporate private equity funds, real estate funds and mezzanine funds that are managed by Blackstone. “Our hedge funds” refer to the funds of hedge funds and proprietary hedge funds that are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equal the sum of:

1.	the fair market value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair market value of co-investments arranged by us that were made by limited partners of our corporate private equity and real estate funds in portfolio companies of such funds and as to which we receive fees or a carried interest allocation);

2.	the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and

3.	the amount of capital raised for our senior debt vehicles.

Our calculation of assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading global alternative asset manager and provider of financial advisory services. We are one of the largest independent alternative asset managers in the world, with assets under management of $102.43 billion as of December 31, 2007. Our alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and closed-end mutual funds. We also provide various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

We seek to deliver superior returns to investors in our funds through a disciplined, value-oriented investment approach. Since we were founded in 1985, we have cultivated strong relationships with clients in our financial advisory business, where we endeavor to provide objective and insightful solutions and advice that our clients can trust. We believe our scaled, diversified businesses, coupled with our long track record of investment performance, proven investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.

As of December 31, 2007, we had 65 senior managing directors and employed approximately 395 other investment and advisory professionals at our headquarters in New York and our offices in Atlanta, Boston, Chicago, Dallas, Los Angeles, San Francisco, London, Paris, Tokyo, Mumbai and Hong Kong. We believe that the depth and breadth of the intellectual capital and experience of our professionals are key reasons why we have generated exceptional returns over many years for the investors in our funds. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

Business Segments

Our four business segments are (1) Corporate Private Equity, (2) Real Estate, (3) Marketable Alternative Asset Management, which comprises our management of funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and publicly-traded closed-end mutual funds, and (4) Financial Advisory, which comprises our corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

Information about our business segments should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Corporate Private Equity Segment

Our Corporate Private Equity segment, established in 1987, is a global business with approximately 95 investment professionals and offices in New York, London, Mumbai and Hong Kong. We are a world leader in private equity investing, having managed five general private equity funds as well as one specialized fund focusing on communications-related investments. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S.-based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving start-up businesses in established industries, turnarounds, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions supported by the subject company’s board of directors. Our Corporate Private Equity segment’s approach to investing is guided by several core investment principles: corporate partnerships, sector expertise, out-of-favor / under-appreciated industries, global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise and operations oversight. As of December 31, 2007, our Corporate Private Equity segment had $31.80 billion of assets under management, or 31% of our total assets under management. In addition, our Corporate Private Equity group is in the process of raising its seventh global buyout fund. For more information concerning the revenues and fees we derive from our Corporate Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate Segment

We are a world leader in real estate investing, having managed as of December 31, 2007, a total of six domestic and two non-U.S. real estate funds. In addition, our Real Estate segment is currently in the process of raising our third non-U.S. real estate fund that will focus on European real estate investments. We are also organizing a real estate fund that will focus primarily on debt and non-control equity investments in the real estate sector. The Real Estate segment is comprised of approximately 65 investment professionals and offices in New York, London, Hong Kong, Los Angeles, Mumbai, Tokyo and Paris. Our Real Estate segment’s approach to investing is guided by several core investment principles, many of which are similar to our Corporate Private Equity segment, including global scope, focus on large transactions, significant number of exclusive opportunities, superior financing expertise and operations oversight. As of December 31, 2007, our Real Estate segment had $26.13 billion of assets under management, or 26% of our total assets under management. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Marketable Alternative Asset Management Segment

Our Marketable Alternative Asset Management segment comprises our funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and publicly-traded closed-end mutual funds. For more information concerning the revenues and fees we derive from our Marketable Alternative Asset Management segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Funds of Hedge Funds. Our funds of hedge funds group was organized in 1990 and manages a variety of funds of hedge funds. Working with our clients over the past seventeen years, our funds of hedge fund group has developed into a leading manager of institutional funds of hedge funds with approximately 80 professionals and offices in New York, London and Hong Kong. Our funds of hedge fund group’s overall investment philosophy is to utilize leading non-traditional investment managers to achieve attractive risk-adjusted returns with relatively low volatility and low correlation to traditional asset classes. Diversification, risk management and a focus on downside protection are key tenets of our approach. Our funds of hedge funds operation had $26.92 billion of assets under management as of December 31, 2007.

Corporate Debt. Founded in 1999, our corporate debt operation, which comprises our mezzanine funds and our senior debt vehicles, has grown to become a major participant in the leveraged finance markets with $10.32 billion of assets under management as of December 31, 2007. Our corporate debt operations’ investment portfolio is comprised of securities spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity. Our corporate debt operation has 32 investment professionals and offices in New York and London. Our mezzanine funds invest primarily in mezzanine debt of middle-market companies arranged through privately negotiated transactions. It typically makes investments through direct negotiations with issuers and private equity sponsors. The senior debt vehicles we manage consist of a series of structured vehicles investing primarily in senior secured loans. These investment vehicles are of the type commonly referred to as collateralized loan obligation funds.

Proprietary Hedge Funds. In 2004, we commenced a strategy of sponsoring proprietary hedge funds managed by individuals affiliated with Blackstone. In 2005, we established our distressed securities hedge fund, which seeks to provide superior risk-adjusted returns on investments in the debt or equity of financially distressed companies and in other deep-value, catalyst-driven opportunities. The fund focuses primarily on financially distressed companies and seeks to invest in securities that, due to security specific and other complex circumstances, it believes are incorrectly valued. As of December 31, 2007, our distressed securities hedge fund had $1.60 billion of assets under management. In 2006, we established our equity hedge fund, which seeks to provide superior risk-adjusted returns by investing in a global portfolio consisting primarily of long and short equity investments. It uses a fundamentally driven, research-intensive approach that is intended to identify and evaluate investments where there is an opportunity to take advantage of mispriced and misunderstood securities. As of December 31, 2007, our equity hedge fund had $2.67 billion of assets under management. In 2007, we launched an Asian equity hedge fund, which seeks to provide superior risk-adjusted returns through a portfolio consisting primarily of long and short investments in equity securities of Asia ex-Japan companies. The Asian equity hedge fund employs a long-biased investment strategy intended to capture the attractive returns available in the Asia ex-Japan markets, but with lower volatility. As of December 31, 2007, our Asian equity hedge fund had $79.2 million of assets under management.

Closed-End Mutual Funds. In 2005, we were appointed the investment manager and adviser of two publicly-traded closed-end mutual funds called The India Fund and The Asia Tigers Fund. The India Fund, with $2.75 billion in assets under management as of December 31, 2007, trades on the New York Stock Exchange under the symbol “IFN.” The India Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Indian companies. The Asia Tigers Fund, with $148.1 million in assets under management as of December 31, 2007, trades on the New York Stock Exchange under the symbol “GRR.” The Asia Tigers Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Asian companies.

Other Marketable Alternative Asset Management Activities. During the last six months of 2007, we raised a private investment fund to seek to take advantage of investment opportunities arising from the credit market disruptions that occurred during the latter half of 2007. A total of $1.32 billion was raised for this fund.

Financial Advisory Business Segment

Our Financial Advisory segment comprises our corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with approximately 150 professionals and offices in New York, Atlanta, Chicago, Dallas, Boston, Los Angeles, San Francisco and London. For more information concerning the revenues and fees we derive from our Financial Advisory segment operation, see “Incentive Arrangements / Fee Structure” in this Item 1.

Corporate and Mergers and Acquisitions Advisory Services. Our corporate and mergers and acquisitions advisory operation has been an independent provider of financial and corporate and mergers and acquisitions advisory services for over 22 years. We provide financial and corporate and mergers and acquisitions advisory services with a wide range of transaction execution capability with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses and distressed sales. Some recent clients include Kraft Foods Inc., Microsoft Corporation, Northern Rock plc, The Procter & Gamble Company, Reuters Group PLC, SONY Corporation and Suez S.A. The success of our corporate and mergers and acquisitions advisory services has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 15 senior managing directors in our corporate and mergers and acquisitions services operation have an average of over 20 years of experience in providing financial and mergers and acquisitions advice.

Restructuring and Reorganization Advisory Services. Our restructuring and reorganization advisory operation is one of the leading advisers to companies and creditors in restructurings and bankruptcies with offices in New York and London. Our restructuring and reorganization advisory services clients include companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This operation is particularly active in large, complex and high-profile bankruptcies and restructurings. Some of the debtor clients that we have advised include Delta Air Lines, Enron, Global Crossing, W.R. Grace, Mirant, and Winn-Dixie Stores in their Chapter 11 reorganizations. In addition to restructuring advice, the group has provided general advice to such major companies as General Motors, Goodyear and Xerox. Senior-level attention and the ability to facilitate prompt resolutions are critical ingredients in our restructuring and reorganization advisory approach. We believe we have one of the most seasoned and experienced restructuring and reorganization advisory operations on Wall Street, working on a significant share of all major restructuring assignments. Our six senior managing directors in this area have an average of over 20 years of experience in restructuring assignments and employ the skills we feel are crucial to successful restructuring assignments.

Park Hill Group. Park Hill Group provides fund placement services for corporate private equity funds, real estate funds, venture capital funds and hedge funds. Park Hill Group primarily provides placement services to unrelated third-party sponsored funds. It also assists us in raising capital for our own investment funds from time to time and providing insights into new alternative asset products and trends. Park Hill Group has approximately 75 employees and offices in New York, San Francisco, Chicago, Dallas, Los Angeles and London. Park Hill Group and our investment funds each benefit from the others’ relationships with both limited partners and other fund sponsors.

Financial and Other Information by Segment

The following table illustrates assets under management and the percentage of total assets under management on a segment basis at December 31, 2007, 2006 and 2005:

	Assets Under Management
	At December 31,			% of Total
	2007	2006	2005	2007	2006	2005
Corporate Private Equity	$31,802,951	$29,808,110	$27,263,416	31%	43%	53%
Real Estate	26,128,049	12,796,999	6,927,990	26%	18%	14%
Marketable Alternative Asset Management	44,496,372	26,907,093	16,907,421	43%	39%	33%

	$102,427,372	$69,512,202	$51,098,827	100%	100%	100%

Financial and other information by segment for the years ended December 31, 2007, 2006 and 2005 is set forth in Note 15 to our consolidated and combined financial statements.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds. Each fund has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund will invest.

Corporate Private Equity Funds

Our Corporate Private Equity segment investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements. After an initial selection, evaluation and diligence process, the relevant team of investment professionals will present a proposed transaction to a weekly review committee comprised of the senior managing directors of our Corporate Private Equity segment, a number of whom participate in each weekly meeting. Review committee meetings are co-chaired by our President and Chief Operating Officer, Hamilton E. James, and senior managing director Garrett M. Moran. After discussing the contemplated transaction with the deal team, the review committee decides whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process and provides guidance on strategy, process and other pertinent considerations.

Once a proposed transaction has reached a more advanced stage, it undergoes a detailed interim review by the investment committee of our corporate private equity funds. The investment committee of our corporate private equity funds is comprised of certain members of our senior management, including Stephen A. Schwarzman and Hamilton E. James, and the senior managing directors of our Corporate Private Equity segment. Both the review committee and the investment committee processes involve a consensus approach to decision making among committee members. The investment committee is responsible for approving all investment decisions made on behalf of our corporate private equity funds. Members of the investment committee provide guidance to the deal team on strategy, process and other pertinent considerations.

The investment professionals of our corporate private equity funds are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. In addition to members of a deal team and our portfolio operations group responsible for monitoring and assisting in enhancing portfolio companies’ operations, all professionals in the Corporate Private Equity segment meet several times each year to review the performance of the funds’ portfolio companies.

Real Estate, Mezzanine and Senior Debt Funds

Each of our real estate, mezzanine and senior debt operations has an investment committee similar to that described under “ —Corporate Private Equity Funds.” The real estate investment committee, which includes Stephen A. Schwarzman, Hamilton E. James, Kenneth C. Whitney and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making of each investment as well as each disposition. The investment committees for the mezzanine and senior debt operations, which comprise Stephen A. Schwarzman, Hamilton E. James, Garrett M. Moran, Kenneth C. Whitney and senior members of the respective operations, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of these operations.

Funds of Hedge Funds

Before deciding to invest in a new hedge fund, our funds of hedge funds team conducts extensive due diligence, including an on-site “front office” review, a “back office” review, industry reference checks and a legal review of the fund investment structures and legal documents. Once initial due diligence procedures are completed and the investment professionals are satisfied with the results of the review, the team will present the potential hedge fund investment to the investment committee of our funds of hedge funds operation. The investment committee is comprised of the senior managing directors on the investment team and other senior investment personnel. This committee meets formally at least once a month to review, and potentially approve, investment and divestment suggestions. If the investment committee approves a potential hedge fund investment, the executive committee of our funds of hedge funds operation, chaired by J. Tomilson Hill, will make the ultimate decision to approve an investment decision. Our funds of hedge funds team monitors and reviews existing hedge fund investments.

Proprietary Hedge Funds

The senior managing director who leads each of our proprietary hedge funds is responsible for all investment and risk management activities for that fund. An oversight committee, including Stephen A. Schwarzman, Hamilton E. James and Garrett M. Moran, meets weekly to discuss investment and risk management activities and market conditions.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Hedge funds and other investment vehicles, such as many of our funds of hedge funds and our proprietary hedge funds, are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles.

Our investment funds generally have an investment adviser, which is registered under the Advisers Act. Substantially all of the responsibility for the day-to-day operations of the investment funds is typically delegated to the investment funds’ respective investment advisers pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable investment funds, the calculation of management fees to be borne by investors in our investment funds, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment funds and certain rights of termination with respect to our investment advisory agreements. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, please see “—Incentive Arrangements / Fee Structure” below. The investment funds themselves do not generally register as investment companies under the 1940 Act, in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act excepts from its registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers.” Section 3(c)(1) of the 1940 Act excepts from its registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all policy and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of our proprietary hedge funds and certain of our funds of hedge funds, third-party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds enable investors in those funds to vote to terminate the investment period by a simple majority vote in accordance with specified procedures or accelerate the withdrawal of their capital on an investor-by-investor basis in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our corporate private equity funds).

Incentive Arrangements / Fee Structure

The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1.0% to 2.0% of the investment fund’s capital commitments during the investment period and at least 0.75% of invested capital after the investment period. The investment adviser of each of our proprietary hedge funds receives an annual management fee that ranges from 1.5% to 2.0% of the hedge fund’s net asset value and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “highwater mark”). The investment adviser of each of our funds of hedge funds is generally entitled to a management fee with respect to each fund it manages ranging from 0.75% to 1.5% of assets under management per annum plus, in some cases, an incentive fee ranging from 5% to 10% of the applicable fund’s net appreciation per annum, subject to a highwater mark and in some cases a preferred return. The investment adviser of each of our senior debt vehicles receives annual management fees typically equal to 0.50% to 1.25% of each fund’s total assets, generally with additional management fees which are incentive based (that is, subject to meeting certain return criteria). The investment adviser of each of our closed-end mutual funds receives an annual management fee that ranges from 0.75% to 1.1% depending on the amount of assets in the applicable fund. The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees received by our funds of hedge funds and hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. Our ability to generate performance fees and allocations is an important element of our business and these items have historically accounted for a very significant portion of our income.

The general partner or an affiliate of each of our carry funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, as a result of diminished performance of later investments in a carry fund’s life, the carry fund does not achieve investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% of the fund’s net profits over the life of the fund, we will be obligated to repay the amount by which the carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. This obligation, which is known as a “clawback” obligation, operates with respect to a given carry fund’s own net investment performance only. Performances of other funds are not netted for this purpose. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a very significant portion of our income.

Our investment advisors receive customary transaction fees upon consummation of many of the funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition, and may from time to time receive disposition and other fees in connection with their activities. The transaction fees which they receive are generally calculated as a percentage (that can range up to 1%) of the total enterprise value of the acquired entity. Our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such transaction fees and certain other fees that they receive.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested our own capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities—Our Future Sources of Cash and Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our carry funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. The general partners may from time to time on an annual basis offer to our senior managing directors and employees a part of the general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest.

Investors in many of our carry funds also receive the opportunity to make additional “co-investments” with the investment funds. Our senior managing directors and employees, as well as Blackstone itself, also have the opportunity to make co-investments, which we refer to as “side-by-side investments,” with all of our carry funds. Co-investments and side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund. Co-investments refer to investments arranged by us that are made by our limited partner investors (and other investors in some instances) in a portfolio company or other assets alongside a carry fund. In certain cases, such co-investments may involve additional manager fees or carried interest. Side-by-side investments are similar to co-investments but are made pursuant to a binding election, subject to certain limitations, submitted in January of each year for the estimated activity during the ensuing 12 months under which the senior managing directors, employees and certain affiliates of Blackstone, as well as Blackstone itself, are permitted to make investments alongside a particular carry fund in all transactions of that fund for that year. Our side-by-side investments are funded in cash and are not subject to carried interest.

Competition

The asset management and financial advisory industries are intensely competitive, and we expect them to remain so. We compete both globally and on a regional, industry and niche basis. We compete on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, reputation, range of products and services, innovation and price.

Asset Management. We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we face competition primarily from other private equity funds, specialized investment funds, hedge fund sponsors, other financial institutions including sovereign wealth funds, corporate buyers and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could well lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.

Financial Advisory. Our competitors are other financial advisory and investment banking firms. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. Our competitors also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Asset Management Business—The asset management business is intensely competitive” and “—Risks Related to Our Financial Advisory Business—We face strong competition from other financial advisory firms”.

Employees

As of December 31, 2007, we employed approximately 1,020 people, including our 65 senior managing directors and approximately 395 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.

All of the investment advisers of our investment funds are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions.

Blackstone Advisory Services L.P., a subsidiary of ours through which we conduct our financial advisory business, is registered as a broker-dealer with the SEC and is a member of The Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 46 states, the District of Columbia and the Commonwealth of Puerto Rico. Park Hill Group LLC is registered as a broker-dealer with the SEC and is a member of FINRA and is registered as a broker-dealer in several states. Park Hill Group Real Estate Group LLC is also registered as a broker-dealer with the SEC and is a member of FINRA and is registered as a broker-dealer in several states. Our broker-dealer entities are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entities. State securities regulators also have regulatory or oversight authority over our broker-dealer entities.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

The Blackstone Group International Ltd. is an authorized investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000, or “FSMA,” and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the U.K. Financial Services Authority.

In addition, each of the closed-end mutual funds we manage is registered under the 1940 Act as a closed-end investment company. The closed-end mutual funds and the entities that serve as the funds’ investment advisers are subject to the 1940 Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

The SEC and various self-regulatory organizations have in recent years aggressively increased their regulatory activities in respect of asset management firms.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments (including, without limitation, India and Hong Kong), their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Legal Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

Our compliance group also monitors the information barriers that we maintain between each of our different businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. However, in order to maximize that access without compromising our compliance with the legal and contractual obligations to which we are subject, our compliance group oversees and monitors the communications between or among our firm’s different businesses to facilitate regulatory compliance.

Recent Developments

Acquisition of GSO Capital Partners

On March 3, 2008, we acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). The purchase price, subject to certain closing adjustments, paid by Blackstone consists of cash and Blackstone Holdings Partnership Units currently valued at $635 million in the aggregate, plus up to an additional targeted $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over that period. Additionally, profit sharing and other compensatory payments subject to performance and vesting may be paid to the GSO personnel. GSO is a credit focused alternative asset manager with $10 billion of assets under management as of December 31, 2007. It manages a multi-strategy credit opportunity fund, a mezzanine fund, a senior debt fund and various senior debt vehicles. As of December 31, 2007, GSO had 136 employees worldwide with offices in New York, Houston, Los Angeles and London. GSO’s businesses are being combined with our own credit businesses, including our mezzanine funds, distressed securities hedge fund and senior debt vehicles. The combined businesses will be managed by the three founding members of GSO, Bennett Goodman, Tripp Smith and Doug Ostrover. We expect this integrated credit platform to afford us significant competitive advantages and synergies such as increased deal flow and market knowledge that we expect to translate into superior returns for the investors in our funds.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition.

Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. In the event of a market downturn, each of our businesses could be affected in different ways. For instance, concerns over weakness in the U.S. housing market and sub-prime mortgage market, coupled with a large volume of debt financing backlog related to leveraged equity transactions, served to create very challenging financing conditions starting in the last week of June 2007, which continue to date. The lack of liquidity in the financing markets has materially hindered the initiation of new, large-sized corporate private equity transactions, significantly affecting the operating performance of our corporate private equity and real estate segments. Our operating performance may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

Our investment funds may be affected by reduced opportunities to exit and realize value from their investments and by the fact that we may not be able to find suitable investments for the investment funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns in a particular sector, companies in which we invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. For instance, during the latter half of 2007, weakness in the sub-prime residential lending area spread to general commercial real estate lending. Although there was no evidence that these credit problems have significantly affected the underlying operating fundamentals of the investment portfolio of our real estate funds, valuation multiples have declined. During such periods of weakness, companies owned by our investment funds may also have difficulty expanding their businesses and operations or be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions access to the financing markets generally becomes more challenging. Challenging financing conditions make it more difficult or impossible for us to obtain funding for additional investments and could harm our assets under management and operating results. A general market downturn, or a specific market dislocation, may result in lower investment returns for our investment funds, which would adversely affect our revenues and cash flow. Furthermore, such conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our mezzanine funds, senior debt vehicles and distressed securities hedge fund.

In addition, our financial advisory business can be materially affected by conditions in the global economy and various financial markets. For example, revenue generated by our financial advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of mergers and acquisitions transactions may decrease, thereby reducing the demand for our financial advisory services and increasing price competition among financial services companies seeking such engagements.

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common units to decline.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds and fees received by our advisory business can vary significantly from quarter to quarter. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our common units and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our common units or increased volatility in our common unit price generally.

The timing and receipt of carried interest generated by our carry funds is uncertain and will contribute to the volatility of our results. Carried interest depends on our carry funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur. In addition, upon the realization of a profitable investment by any of our carry funds and prior to us receiving any carried interest in respect of that investment, 100% of the proceeds of that investment must generally be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses.

Since the latter half of 2007, the credit dislocation and related reluctance of creditors such as commercial banks to provide financing has made it difficult for potential purchasers to secure financing to purchase companies in our investments funds’ portfolio, thereby decreasing potential realization events and the potential for carried interest. If we were to have a realization event in a particular quarter, it may have a significant impact on our results for that particular quarter which may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results.

With respect to our proprietary hedge funds and many of our funds of hedge funds, our incentive fees are paid annually or semi-annually if the net asset value of a fund has increased. Our hedge funds also have “high water marks” whereby we do not earn incentive fees during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If a hedge fund experiences losses, we will not be able to earn incentive fees from the fund until it surpasses the previous high water mark. The incentive fees we earn are therefore dependent on the net asset value of the hedge fund, which could lead to significant volatility in our quarterly results.

We also earn a portion of our revenue from financial advisory engagements, and in many cases we are not paid until the successful consummation of the underlying transaction, restructuring or closing of the fund. As a result, our financial advisory revenue is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. If a transaction, restructuring or funding is not consummated, we often do not receive any financial advisory fees other than the reimbursement of certain out-of-pocket expenses, despite the fact that we may have devoted considerable resources to these transactions.

Because our revenue, net income and cash flow can be highly variable from quarter to quarter and year to year, we do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our common unit price.

We depend on our founders and other key senior managing directors and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, skill, reputations and business contacts of our founders, Messrs. Schwarzman and Peterson, our President and Chief Operating Officer, Hamilton E. James, our Vice Chairman, J. Tomilson Hill,

and other key senior managing directors, the information and deal flow they and other senior managing directors generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Mr. Peterson has informed us that he intends to retire from our firm and relinquish his role as a founder by no later than December 31, 2008. We have experienced departures of several key senior managing directors in the past and may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.

Our senior managing directors and other key personnel possess substantial experience and expertise and have strong business relationships with investors in our funds, clients and other members of the business community. As a result, the loss of these personnel could jeopardize our relationships with investors in our funds, our clients and members of the business community and result in the reduction of assets under management or fewer investment opportunities. For example, if any of our senior managing directors were to join or form a competing firm, that could have a material adverse effect on our business, results and financial condition.

Our publicly traded structure may adversely affect our ability to retain and motivate our senior managing directors and other key personnel and to recruit, retain and motivate new senior managing directors and other key personnel, both of which could adversely affect our business, results and financial condition.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. The competition for talent remains fierce. As part of the reorganization we effected prior to our initial public offering in June 2007, our current senior managing directors and other senior personnel received partnership units in Blackstone Holdings. Distributions in respect of these equity interests may not equal the cash distributions previously received by our senior managing directors prior to our initial public offering. Until December 31, 2009, the income (and accordingly distributions) of Blackstone Holdings will be allocated on a priority basis to The Blackstone Group L.P.’s wholly-owned subsidiaries, which may reduce the amount of distributions received by our senior managing directors. Additionally, ownership of a portion of the Blackstone Holdings Partnership Units received by our senior managing directors is not dependent upon their continued employment with us as those equity interests were fully vested upon issuance. Moreover, the minimum retained ownership requirements and transfer restrictions to which these interests are subject in certain instances lapse over time, may not be enforceable in all cases and can be waived. There is no guarantee that the non-competition and non-solicitation agreements to which our senior managing directors are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In addition, these agreements will expire after a certain period of time, at which point each of our senior managing directors would be free to compete against us and solicit investors in our funds, clients and employees.

We might not be able to provide future senior managing directors with equity interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, if legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our unitholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Therefore, in order to recruit and retain existing and future senior managing directors, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior managing directors over time, we may increase the level of compensation we pay to our senior managing directors, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business to future senior managing directors would dilute public common unitholders.

We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses’ advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy (including our acquisition of GSO Capital Partners) will depend on, among other things: (1) the availability of suitable opportunities; (2) the level of competition from other companies that may have greater financial resources; (3) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities; (4) our ability to identify and enter into mutually beneficial relationships with venture partners; (5) and our ability to successfully integrate and oversee the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

Legislation has been introduced that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units.

On June 14, 2007, the Chairman and the Ranking Republican Member of the U.S. Senate Committee on Finance introduced legislation (the “Baucus-Grassley Bill”) that would tax as corporations publicly traded partnerships that directly or indirectly derive income from investment adviser or asset management services. In addition, they concurrently issued a press release stating that they do not believe that proposed public offerings of private equity and hedge fund management firms are consistent with the intent of the existing rules regarding publicly traded partnerships because the majority of their income is derived from the active provision of services to investment funds and limited partner investors in such funds.

If enacted, the Baucus-Grassley Bill would be effective as of June 14, 2007 but under a transition rule contained in the proposed legislation, it would apply to us beginning with our taxable year beginning January 1, 2013. On June 20, 2007, legislation was introduced in the House of Representatives that is substantially similar to the Baucus-Grassley Bill except that if enacted it would apply to us commencing with our taxable year beginning January 1, 2008. If either proposed legislation survives the legislative and executive process in its proposed form and were to be enacted into law, we would incur a material increase in our tax liability when such legislation begins to apply to us. If we were taxed as a corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 10%. If a variation of this proposed legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, this would materially increase our tax liability and could well result in a reduction in the value of our common units.

On November 1, 2007 the House Ways & Means Committee of the U.S. House of Representatives approved a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would generally require us to hold interests in entities earning such income through taxable subsidiary corporations starting in 2010, and (2) tax carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. If any such proposed legislation were to be enacted and apply to us, it would materially increase our tax liability, which would likely result in a reduction of the value of our common units.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a public entity, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, or “Exchange Act,” and requirements of the U.S. Sarbanes Oxley Act of 2002, or “Sarbanes Oxley Act.” These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which is discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements of the Securities and Exchange Commission, or “SEC,” transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act (“Section 404”) could have a material adverse effect on our business and common unit price.

In order to be in compliance with the requirements of Section 404, we are in the process of documenting our internal controls over financial reporting, identifying key financial reporting risks, assessing their potential impact and linking those risks to specific areas and activities within our organization. Commencing with the filing of our 10-K for the year ended December 31, 2008, we will be required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting and the inclusion of an opinion from our independent registered public accounting firm addressing these assessments. We expect to complete our preparation for compliance with Section 404 in time to achieve compliance by the required date, but if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. The lack of any certification from our independent registered public accounting firm or any material weakness in our internal controls or a combination of significant deficiencies in our internal controls could materially adversely affect us and lead to a decline in our common unit price.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in New York City, where most of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Changes in tax law and other legislative or regulatory changes could adversely affect us.

Our asset management and financial advisory businesses are subject to extensive regulation. We are subject to regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients. In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the U.S. Investment Company Act of 1940, as amended, or “1940 Act,” and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. See “—Risks Related to Our Organizational Structure—If The Blackstone Group L.P. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business”. Lastly, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities.

In addition, the regulatory environment in which our asset management and financial advisory clients operate may affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans. See “Business—Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.

The regulatory environment in which we operate is subject to further regulation. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Legislation has recently been adopted in Australia, Denmark, Germany and Italy that limits the tax deductibility of interest expense incurred by companies in those countries. These measures will most likely adversely affect portfolio companies in those countries in which our private equity funds have investments and limit the benefits of additional investments in those countries. Our corporate private equity business is subject to the risk that similar measures might be introduced in other countries in which our private equity funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

In addition, regulatory developments designed to increase oversight of hedge funds may adversely affect our business. In recent years, there has been debate in U.S. and foreign governments about new rules and regulations for hedge funds. For example, the SEC had recently adopted a rule, which was later struck down by a federal court, that would have required registration under the Investment Advisers Act of 1940, or “Advisers Act,” of hedge fund managers if they had 15 or more clients. While all of our entities that serve as advisers to our investment funds are already registered with the SEC under the Advisers Act as investment advisers, other new regulations could constrain or otherwise impose burdens on our business.

Our use of leverage to finance our business will expose us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

We intend to use a significant amount of borrowings to finance our business operations as a public company. That leverage exposes us to the typical risks associated with the use of substantial leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, the activities of our portfolio companies and a variety of other litigation claims. For example, from time to time we and our portfolio companies have been subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and attempt to enjoin them.

In addition, to the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our senior managing directors or our affiliates under the federal securities law and/or state law. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.

Our financial advisory activities may also subject us to the risk of liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws in connection with corporate transactions on which we render advice.

If any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and advisory clients and to pursue investment opportunities for our carry funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest or our financial advisory clients. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

Risks Related to Our Asset Management Business

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.

In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are often no readily ascertainable market prices for illiquid investments in our corporate private equity, real estate opportunity and mezzanine funds. We determine the value of the investments of each of our corporate private equity, real estate opportunity and mezzanine funds on a quarterly basis based on the fair value of such investments. The fair value of investments of a corporate private equity, real estate opportunity or mezzanine fund is determined using several methodologies described in the investment funds’ valuation policies.

Investments for which market prices are not observable are generally either private investments in the equity of operating companies or real estate properties or investments in funds managed by others. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Generally these valuations are derived by multiplying key performance metrics of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple (e.g., price/equity ratio) observed for comparable companies or transactions, adjusted by management for differences between the investment and the comparable referenced. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

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

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations and cash flow that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from our hedge funds.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.

The historical and potential future returns of the investment funds that we manage are not directly linked to returns on our common units. Therefore, any continued positive performance of the investment funds that we manage will not necessarily result in positive returns on an investment in our common units. However, poor performance of the investment funds that we manage would cause a decline in our revenue from such investment funds, and would therefore have a negative effect on our performance and in all likelihood the returns on an investment in our common units.

Moreover, with respect to the historical returns of our investment funds:

•

the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments;

•

in the past few years, the rates of returns of our corporate private equity and real estate opportunity funds have been positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;

•

our investment funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including favorable borrowing conditions in the debt markets, and there can be no assurance that our current or future investment funds will be able to avail themselves of comparable investment opportunities or market conditions; and

•

the rates of return reflect our historical cost structure, which may vary in the future due to various factors enumerated elsewhere in this report and other factors beyond our control, including changes in laws.

In addition, future returns will be affected by the applicable risks described elsewhere in this Form 10-K, including risks of the industries and businesses in which a particular fund invests.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. For instance, there has been little available financing at attractive rates during the latter half of 2007 and 2008 to date, which has significantly reduced the ability of our corporate private equity and real estate opportunity funds to consummate investments.

Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

•

give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

Our hedge funds, many of the hedge funds in which our funds of hedge funds invest and our mezzanine funds and senior debt vehicles may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. The fund may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

Increases in interest rates could also decrease the value of fixed-rate debt investments that our investment funds make.

Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

The asset management business is intensely competitive.

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds). A number of factors serve to increase our competitive risks:

•	a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;

•

several of our competitors have recently raised, or are expected to raise, significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•

some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

•

there are relatively few barriers to entry impeding new investment funds, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;

•	some investors may prefer to invest with an investment manager that is not publicly traded; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by competitors. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our investment funds relative to investments in other investment products could decrease. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow.

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Our asset management activities involve investments in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our corporate private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer—potentially for a considerable period of time—sales that they had planned to make. We have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments.

We have engaged in large sized investments, which involve certain complexities and risks that are not encountered in small and medium sized investments.

Our corporate private equity and real estate funds have invested and plan to continue to invest in very large transactions. The substantial size of these investments involves certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions and other third parties. Recently, labor unions have been more active in opposing certain larger investments by our corporate private equity funds and private equity firms generally.

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We have participated in a significant number of consortium transactions in recent years due to the increased size of many of the transactions in which we have been involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “—Our investment funds make investments in companies that we do not control”.

Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.

Our investment funds make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our corporate private equity and real estate opportunity funds may acquire minority equity interests (particularly in consortium transactions, as described in “—We have increasingly engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

We expect to make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	differences in the legal and regulatory environment;

•	political hostility to investments by foreign or private equity investors;

•	less publicly available information in respect of companies in non-U.S. markets;

•

certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and

•	the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.

There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

Investments by our investment funds will in most cases rank junior to investments made by others.

In most cases, the companies in which our investment funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our investment funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

Third party investors in our investment funds have the right to dissolve the investment funds and investors in our hedge funds may redeem their investments in our hedge funds. These events would lead to a decrease in our revenues, which could be substantial.

The governing agreements of all of our investment funds (with the exception of our proprietary hedge funds and certain of our funds of hedge funds) provide that, subject to certain conditions, third-party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds enable investors in those funds to vote to terminate the investment period by a simple majority vote in accordance with specified procedures or accelerate the withdrawal of their capital on an investor by investor basis in the event certain “key persons” in our investment funds (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our corporate private equity funds) do not remain active managing the fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

Investors in our hedge funds may also generally redeem their investments on an annual, semi-annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenues, net income and cash flows.

In addition, because all of our investment funds have advisers that are registered under the Advisers Act, the management agreements of all of our investment funds would be terminated upon an “assignment,” without investor consent, of these agreements, which may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. In addition, with respect to our publicly traded closed-end mutual funds, each investment fund’s investment management agreement must be approved annually by the independent members of such investment fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such investment funds.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.

Because of our various lines of asset management and advisory businesses, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addressing these conflicts and regulatory requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers that are our advisory clients. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.

Risk management activities may adversely affect the return on our funds’ investments.

When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

Our real estate opportunity funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Investments in our real estate opportunity funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result for instance of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate opportunity funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

Certain of our fund investments may be concentrated in certain asset types or in a geographic region, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, over 95% of the investments of our real estate opportunity funds are in office building and hotel assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate opportunity funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate opportunity funds.

Our hedge fund investments are subject to numerous additional risks.

Our hedge fund investments, including investments by our funds of hedge funds in other hedge funds, are subject to numerous additional risks, including the following:

•

Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have as significant track records as an independent manager.

•

Certain of our funds invests in distressed issuers, issuers involved in bankruptcy or reorganization proceedings or issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems.

•

Generally, there are few limitations on the execution of our hedge funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds.

•

Hedge funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

•

Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

•

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.

•

The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

•

Hedge funds are subject to risks due to potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for our funds of hedge funds. For example, if one of our funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded.

•

Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

Risks Related to Our Financial Advisory Business

Financial advisory fees are not long-term contracted sources of revenue and are not predictable.

The fees earned by our financial advisory business are typically payable upon the successful completion of a particular transaction or restructuring. A decline in our financial advisory engagements or the market for advisory services would adversely affect our business. Our financial advisory business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not predictable and high levels of financial advisory revenue in one quarter are not necessarily predictive of continued high levels of financial advisory revenue in future periods. In addition to the fact that most of our financial advisory engagements are single, non-recurring engagements, we lose clients each year as a result of a client’s decision to retain other financial advisors, the sale, merger or restructuring of a client, a change in a client’s senior management and various other causes. As a result, our financial advisory revenue could decline materially due to such changes in the volume, nature and scope of our engagements.

The fees earned by Park Hill Group, our fund placement business, are generally payable upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. To the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the fees earned by Park Hill Group would be adversely affected.

We face strong competition from other financial advisory firms.

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation and reputation and price. We have always experienced intense competition over obtaining advisory mandates, and we may experience pricing pressures in our financial advisory business in the future as some of our competitors seek to obtain increased market share by reducing fees. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

Risks Related to Our Organizational Structure

Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business.

Our general partner, Blackstone Group Management L.L.C., which is owned by our senior managing directors, will manage all of our operations and activities. Blackstone Group Management L.L.C. has a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founders, Messrs. Schwarzman and Peterson (or, following their withdrawal, death or disability, the remaining founder or any successor founder designated by them), will have the power to appoint and remove the directors of our general partner. Actions by our founders in this regard must be taken with such founders’ unanimous approval. Following the withdrawal, death or disability of our founders (and any successor founder), the power to appoint and remove the directors of our general partner will revert to the members of our general partner (our senior managing directors) holding a majority in interest in our general partner.

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, has 84.4% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

Blackstone personnel collectively own a controlling interest in us and will be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.

Our senior managing directors generally have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of the limited partners of the Blackstone Group L.P., including any attempt to remove our general partner.

Our common unitholders’ voting rights are further restricted by the provision in our partnership agreement stating that any common units held by a person that beneficially owns 20% or more of any class of The Blackstone Group L.P. common units then outstanding (other than our general partner and its affiliates, or a direct or subsequently approved transferee of our general partner or its affiliates) cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of our management. Our partnership agreement also does not restrict our general partner’s ability to take actions that may result in our being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes. Furthermore, the common unitholders are not entitled to dissenters’ rights of appraisal under our partnership agreement or applicable Delaware law in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event. In addition, we have the right to acquire all our then-outstanding common units if not more than 10% of our common units are held by persons other than our general partner and its affiliates.

As a result of these matters and the provisions referred to under “ —Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business”, our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of The Blackstone Group L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.

We are a limited partnership and as a result fall within exceptions from certain corporate governance and other requirements under the rules of the New York Stock Exchange.

We are a limited partnership and fall within exceptions from certain corporate governance and other requirements of the rules of the New York Stock Exchange. Pursuant to these exceptions, limited partnerships may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including the requirements (1) that a majority of the board of directors of our general partner consist of independent directors, (2) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (3) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our common unitholders. We will continue to avail ourselves of these exceptions. Accordingly, common unitholders generally do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner and its affiliates have limited fiduciary duties to us and our common unitholders, which may permit them to favor their own interests to the detriment of us and our common unitholders.

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include, among others, the following:

•

our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to our common unitholders;

•

our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have fiduciary and contractual obligations to the investors in those funds and certain of our subsidiaries engaged in our advisory business have contractual duties to their clients, as a result of which we expect to regularly take actions that might adversely affect our near-term results of operations or cash flow;

•

because our senior managing directors hold their Blackstone Holdings Partnership Units directly or through entities that are not subject to corporate income taxation and The Blackstone Group L.P. holds Blackstone Holdings Partnership Units through wholly owned subsidiaries, some of which are subject to corporate income taxation, conflicts may arise between our senior managing directors and The Blackstone Group L.P. relating to the selection and structuring of investments;

•

other than as set forth in the non-competition and non-solicitation agreements to which our senior managing directors are subject, which may not be enforceable, affiliates of our general partner and existing and former personnel employed by our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us;

•

our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common units, common unitholders will have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under the partnership agreement;

•	our general partner determines how much debt we incur and that decision may adversely affect our credit ratings;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

See “Certain Relationships and Related Person Transactions” and “Conflicts of Interest and Fiduciary Responsibilities”.

Our partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our general partner and limit remedies available to common unitholders for actions that might otherwise constitute a breach of duty. It will be difficult for a common unitholder to successfully challenge a resolution of a conflict of interest by our general partner or by its conflicts committee.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our partnership agreement provides that when our general partner is acting in its individual capacity, as opposed to in its capacity as our general partner, it may act without any fiduciary obligations to us or our common unitholders whatsoever. When our general partner, in its capacity as our general partner, is permitted to or required to make a decision in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then our general partner is entitled to consider only such interests and factors as it desires, including its own interests, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. These modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and our common unitholders only have recourse and are able to seek remedies against our general partner if our general partner breaches its obligations pursuant to our partnership agreement. Unless our general partner breaches its obligations pursuant to our partnership agreement, we and our common unitholders do not have any recourse against our general partner even if our general partner were to act in a manner that was inconsistent with traditional fiduciary duties.

Furthermore, even if there has been a breach of the obligations set forth in our partnership agreement, our partnership agreement provides that our general partner and its officers and directors are not liable to us or our common unitholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These modifications are detrimental to the common unitholders because they restrict the remedies available to common unitholders for actions that without those limitations might constitute breaches of duty (including fiduciary duty).

Whenever a potential conflict of interest exists between us and our general partner, our general partner may resolve such conflict of interest. If our general partner determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our general partner, then it will be presumed that in making this determination, our general partner acted in good faith. A common unitholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Also, if our general partner obtains the approval of the conflicts committee of our general partner, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our general partner of any duties it may owe to us or our common unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Common unitholders, in purchasing our common units, are deemed as having consented to the provisions set forth in the partnership agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, common unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee. See “Conflicts of Interest and Fiduciary Responsibilities”.

The control of our general partner may be transferred to a third party without common unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or consolidation without the consent of our common unitholders. Furthermore, at any time, the members of our general partner may sell or transfer all or part of their limited liability company interests in our general partner without the approval of the common unitholders, subject to certain restrictions as described elsewhere in this annual report. A new general partner may not be willing or able to form new investment funds and could form funds that have investment objectives and governing terms that differ materially from those of our current investment funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Blackstone’s track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

We intend to pay regular distributions to our common unitholders, but our ability to do so may be limited by our holding partnership structure, applicable provisions of Delaware law and contractual restrictions.

We intend to pay cash distributions on a quarterly basis. The Blackstone Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. The Blackstone Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries, to fund any distributions The Blackstone Group L.P. may declare on the common units. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings, except that The Blackstone Group L.P.’s wholly-owned subsidiaries will be entitled to priority allocations of income through December 31, 2009.

The declaration and payment of any future distributions are at the sole discretion of our general partner, which may change our distribution policy at any time. In exercising its discretion, our general partner takes into account general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including payment obligations pursuant to the tax receivable agreement and restrictions pursuant to our revolving credit facility, legal, tax and regulatory restrictions, restrictions or other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility require that the ratio of recourse debt of the Blackstone Holdings partnerships on a combined basis to partners’ capital of the Blackstone Holdings partnerships on a combined basis be no greater than one to one, which may prohibit us from making certain distributions. Subject to a notice period and a cure period, distributions in violation of the terms of our revolving credit facility would result in a default under our revolving credit facility. In addition, Blackstone Holdings’ cash flow from operations may be insufficient to enable it to make required minimum tax distributions to its partners, in which case Blackstone Holdings may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

We expect to record significant net losses for a number of years as a result of the amortization of finite lived intangible assets and non-cash equity based compensation.

As part of the reorganization related to our initial public offering we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and preliminarily reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. We have recorded $722.3 million of finite lived intangible assets (in addition to approximately $1.60 billion of goodwill). We anticipate amortizing these finite lived intangibles over their estimated useful lives, which are expected to range between three and ten years, using the straight-line method. In addition, as part of the reorganization, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite lived intangible assets and of this non-cash equity based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

We will be required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our common units and related transactions.

As part of the reorganization we implemented in connection with our IPO, we purchased interests in our business from our pre-IPO owners. In addition, holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that The Blackstone Group L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income tax purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

The corporate taxpayers have entered into a tax receivable agreement with our senior managing directors and other pre-IPO owners that provides for the payment by the corporate taxpayers to the counterparties’ of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the tax receivable agreement counterparties will not reimburse us for any payments previously made under the tax receivable agreement. As a result, in certain circumstances payments to the counterparties’ under the tax receivable agreement could be in excess of the corporate taxpayers’ actual cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

If The Blackstone Group L.P. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

A person will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and financial advisory firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Blackstone Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, The Blackstone Group L.P. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings partnerships and are vested with all management and control over the Blackstone Holdings partnerships. We do not believe the equity interests of The Blackstone Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Blackstone Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe The Blackstone Group L.P. is an inadvertent investment company by virtue of the 40% test in section

3(a)(1)(C) of the 1940 Act as described in the second bullet point above. In addition, we believe The Blackstone Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that The Blackstone Group L.P. will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause The Blackstone Group L.P. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Blackstone Group L.P., Blackstone Holdings and our senior managing directors, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

Risks Related to Our Common Units

Our common unit price may decline due to the large number of common units eligible for future sale and for exchange.

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We have a total of 152,688,172 voting common units outstanding as of March 6, 2008. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings own an aggregate of 826,765,697 Blackstone Holdings Partnership Units outstanding as of March 6, 2008. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that would require us to register these common units under the Securities Act. See “Item 15. Certain Relationships and Related Transactions and Director Independence—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

In addition, in June 2007, we entered into an agreement with Beijing Wonderful Investments, an investment vehicle established and controlled by The People’s Republic of China, pursuant to which we sold to it 101,334,234 non-voting common units for $3.00 billion at a purchase price per common unit of $29.605. Beijing Wonderful Investments will be able to sell these common units subject to certain transfer restrictions. We have agreed to provide the Beijing Wonderful Investments with registration rights to effect certain sales.

Under our 2007 Equity Incentive Plan, we had granted 40,538,443 outstanding deferred restricted common units and 1,741,423 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors, respectively, as of March 6, 2008.

The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 161,352,238 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of March 6, 2008. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

In addition, our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our general partner in its sole discretion without the approval of any limited partners. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to common units. Similarly, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings partnerships units, and which may be exchangeable for our common units.

The market price of our common units may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of common units in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common units could decrease significantly. You may be unable to resell your common units at or above the price you paid for them.

Risks Related to United States Taxation

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “—Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and to apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units”, various legislative proposals have been introduced in Congress to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

Our organizational documents and governing agreements permit our general partner to modify our amended and restated limited partnership agreement from time to time, without the consent of the common unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to common unitholders in a manner that reflects such common unitholders’ beneficial ownership of partnership items, taking into account variation in unitholder ownership interests during each taxable year because of trading activity. More specifically, our allocations of items of taxable income and loss between transferors and transferees of our units will be determined annually, will be prorated on a monthly basis and will be subsequently apportioned among the unit holders in proportion to the number of units owned by each of them determined as of the opening of trading of our units on the New York Stock Exchange on the first business day of every month. As a result, a unitholder transferring units may by allocated income, gain, loss and deduction realized after the date of transfer. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects common unitholders.

If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our common unitholders would be substantially reduced and the value of our common units would be adversely affected.

The value of our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that The Blackstone Group L.P. not be registered under the 1940 Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to our common unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—Members of the United States Congress have introduced legislation that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and to apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units”. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash dividends from us.

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash dividends from us. See “Material U.S. Federal Tax Considerations”.

Our common unitholders may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, or “CFC,” and a Passive Foreign Investment Company, or “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and common unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require persons holding our common units to recognize additional amounts in income during the years in which they hold such units.

The Blackstone Group L.P.’s interest in certain of our businesses are held through Blackstone Holdings I/II GP Inc. or Blackstone Holdings V GP L.P., which are treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.

In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, The Blackstone Group L.P. holds its interest in certain of our businesses through Blackstone Holdings I/II GP Inc. or Blackstone Holdings V GP L.P., which are treated as corporations for U.S. federal income tax purposes. Each such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of our common units.

Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the Qualifying Income Exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations subject to corporate income tax, or enter into acquisitions, borrowings, financings or other transactions we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow.

Tax gain or loss on disposition of our common units could be more or less than expected.

If a holder of our common units sells the common units it holds, it will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common units. Prior distributions to such common unitholder in excess of the total net taxable income allocated to such common unitholder, which decreased the tax basis in its common units, will in effect become taxable income to such common unitholder if the common units are sold at a price greater than such common unitholder’s tax basis in those common units, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to such common unitholder.

If we were not to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Blackstone Holdings partnerships, a holder of common units could be allocated more taxable income in respect of those common units prior to disposition than if such an election were made.

We currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us, Blackstone Holdings III L.P., Blackstone Holdings IV L.P. or Blackstone Holdings V L.P. If no such election is made, there will generally be no adjustment to the basis of the assets of Blackstone Holdings III L.P., Blackstone Holdings IV L.P. or Blackstone Holdings V L.P. upon our acquisition of interests in Blackstone Holdings III L.P., Blackstone Holdings IV L.P. or Blackstone Holdings V L.P. in connection with our initial public offering, or to our assets or to the assets of Blackstone Holdings III L.P., Blackstone Holdings IV L.P. or Blackstone Holdings V L.P. upon a subsequent transferee’s acquisition of common units from a prior holder of such common units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of Blackstone Holdings III L.P., Blackstone Holdings IV L.P. or Blackstone Holdings V L.P. attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us, Blackstone Holdings III L.P., Blackstone Holdings IV L.P. or Blackstone Holdings V L.P., gain allocable to a holder of common units could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such units, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

Common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether you receive any cash dividends from us.

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As a result, common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on a common unitholder’s allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unit holder receives cash dividends from us. See “Material U.S. Federal Tax Considerations”.

Common unitholders may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, or “CFC,” and a Passive Foreign Investment Company, or “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and common unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require persons holding our common units to recognize additional amounts in income during the years in which they hold such units.

Non-U.S. persons face unique U.S. tax issues from owning common units that may result in adverse tax consequences to them.

In light of our investment activities, we will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, which may cause some portion of our income to be treated as effectively connected income with respect to non-U.S. holders, or “ECI.” Moreover, dividends paid by an investment that we make in a real estate investment trust, or “REIT,” that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be reduced by withholding taxes imposed at the highest effective applicable tax rate.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

In light of our investment activities, we will be treated as deriving income that constitutes “unrelated business taxable income,” or “UBTI.” Consequently, a holder of common units that is a tax-exempt organization may be subject to “unrelated business income tax” to the extent that its allocable share of our income consists of UBTI. A tax-exempt partner of a partnership could be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partnership interest itself is debt-financed.

We cannot match transferors and transferees of common units, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our common unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all common unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Common unitholders will be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to U.S. federal income taxes, our common unitholders are subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our common unitholders do not reside in any of those jurisdictions. Our common unitholders are likely to be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, common unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each common unitholder to file all U.S. federal, state and local tax returns that may be required of such common unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

We do not expect to be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return.

It will most likely require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the Partnership. For this reason, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. We also lease the space for our offices in Atlanta, Boston, Chicago, Dallas, Los Angeles, San Francisco, London, Paris, Mumbai, Tokyo and Hong Kong. GSO Capital Partners LP leases other office space in New York, New York and additional office space in Los Angeles, Houston and London. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The complaint also includes three purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of three companies, including one purchased by one of our private equity funds. In February 2008, a virtually identical lawsuit was filed in the same court by a purported class of shareholders of one company that was purchased by an investor group that included one of Blackstone’s private equity funds. We intend to vigorously defend against the allegations in these cases.

Other than the foregoing we are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. See “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Changes in tax law and other legislative or regulatory changes could adversely affect us” and “—We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests are traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.” Our common units began trading on the NYSE on June 22, 2007.

The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE.

	Sales Price
2007	High	Low
First Quarter	N/A	N/A
Second Quarter	$38.00	$28.75
Third Quarter	$31.99	$21.30
Fourth Quarter	$29.75	$20.40

The number of holders of record of our common units as of March 6, 2008 was 29. This does not include the number of unitholders that hold shares in “street-name” through banks or broker-dealers.

Cash Distribution Policy

On December 14, 2007, we paid a distribution of $0.30 per common unit to record holders of common units at the close of business on November 30, 2007. We have declared a distribution in the amount of $0.30 per common unit payable to record holders of our common units at the close of business on March 31, 2008. The payment date for that distribution is April 11, 2008.

Our current intention is to distribute to our common unitholders on a quarterly basis substantially all of The Blackstone Group L.P.’s net after-tax share of our annual adjusted cash flow from operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our common unitholders for any one or more of the ensuing four quarters. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. Because we will not know what our available adjusted cash flow from operations will be for any year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will generally be smaller than the final quarterly distribution in respect of such year.

Because The Blackstone Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Blackstone Holdings held through wholly-owned subsidiaries, we fund distributions by The Blackstone Group L.P., if any, in three steps:

•

first, we cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings (except as set forth in the following paragraph);

•

second, we cause The Blackstone Group L.P.’s wholly-owned subsidiaries to distribute to The Blackstone Group L.P. their share of such distributions, net of the taxes and amounts payable under the tax receivable agreement by such wholly-owned subsidiaries; and

•	third, The Blackstone Group L.P. distributes its net share of such distributions to our common unitholders on a pro rata basis, subject to the priority distribution arrangements described below.

The partnership agreements of the Blackstone Holdings partnerships provide that until December 31, 2009, the income (and accordingly distributions) of Blackstone Holdings are to be allocated each year:

•

first, to The Blackstone Group L.P.’s wholly-owned subsidiaries until sufficient income has been so allocated to permit The Blackstone Group L.P. to make aggregate distributions to our common unitholders of $1.20 per common unit on an annualized basis for such year;

•	second, to the other partners of the Blackstone Holdings partnerships until an equivalent amount of income on a partnership interest basis has been allocated to such other partners for such year; and

•	thereafter, pro rata to all partners of the Blackstone Holdings partnerships in accordance with their respective partnership interests.

In addition, the partnership agreements of the Blackstone Holdings partnerships will provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). The Blackstone Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities.

Accordingly, until December 31, 2009, the holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly-owned subsidiaries) will not receive distributions other than tax distributions in respect of their Blackstone Holdings Partnership Units for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit on an annualized basis for such year. We do not intend to maintain this priority allocation after December 31, 2009. After December 31, 2009, all the income (and accordingly distributions) of Blackstone Holdings will be allocated pro rata to all partners of the Blackstone Holdings partnerships in accordance with their respective partnership interests.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility require that the ratio of recourse debt of the Blackstone Holdings partnerships on a combined basis to partners’ capital of the Blackstone Holdings partnerships on a combined basis be no greater than one to one, which may prohibit us from making certain distributions. Subject to a notice period and a cure period, distributions in violation of the terms of our revolving credit facility would result in a default under our revolving credit facility.

Common Unit Repurchases in the Fourth Quarter of 2007

No purchases of our common units were made by us or on our behalf in the fourth quarter of the year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated and combined statements of financial condition and income data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our consolidated and combined financial statements. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2007 and 2006 and Consolidated and Combined Statements of Income for the years ended December 31, 2007, 2006 and 2005 are included elsewhere in this Form 10-K. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2004 and Consolidated and Combined Statements of Income for the year ended December 31, 2004 and the unaudited Combined Statements of Financial Condition as of December 31, 2003 and Combined Statements of Income for the year ended December 31, 2003 are not included in this Form 10-K. The unaudited combined financial statements of Blackstone have been prepared on substantially the same basis as the audited combined financial statements and include all adjustments that we consider necessary for a fair presentation of our combined financial position and results of operations for all periods presented. Historical results are not necessarily indicative of results for any future period.

The selected consolidated and combined financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,566,047	$1,077,139	$478,908	$496,195	$421,782
Performance Fees and Allocations	1,125,053	1,267,764	880,906	973,496	535,219
Investment Income and Other	359,048	272,526	208,418	255,455	137,422

Total Revenues	3,050,148	2,617,429	1,568,232	1,725,146	1,094,423

Expenses
Compensation and Benefits (1)	2,256,647	250,067	182,604	139,513	114,218
Interest	32,080	36,932	23,830	16,239	13,834
General, Administrative and Other	324,200	122,395	87,413	78,126	67,796
Fund Expenses	151,917	143,695	67,972	43,123	42,076

Total Expenses	2,764,844	553,089	361,819	277,001	237,924

Other Income
Net Gains from Fund Investment Activities	5,423,132	6,090,145	4,071,046	4,992,837	2,869,541

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	5,708,436	8,154,485	5,277,459	6,440,982	3,726,040
Non-Controlling Interests in Income of Consolidated Entities	4,059,221	5,856,345	3,934,536	4,901,547	2,773,014

Income Before Provision for Taxes	1,649,215	2,298,140	1,342,923	1,539,435	953,026
Provision for Taxes	25,978	31,934	12,260	16,120	11,949

Net Income	$1,623,237	$2,266,206	$1,330,663	$1,523,315	$941,077

	Year Ended December 31,
	2007	2006	2005	2004	2003
	June 19, 2007 through December 31, 2007
Net Loss Per Common Unit (2)
Basic	$(1.29)	N/A	N/A	N/A	N/A

Diluted	$(1.29)	N/A	N/A	N/A	N/A

Dividend Declared	$0.30	N/A	N/A	N/A	N/A

(1)	Prior to our IPO, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid solely to our non-senior managing director employees. Subsequent to our IPO, compensation and benefits expense reflects employee compensation and benefits expense paid to our employees, including our senior managing directors, equity-based compensation associated with unvested deferred restricted common units, phantom deferred cash settled equity-based awards and Blackstone Holdings Partnership Units received by senior managing directors, employees and selected other individuals engaged in our businesses and profit sharing-based compensation payments for Blackstone personnel and profit sharing interests in carried interest.

(2)	Prior to our IPO, we did not have any Blackstone common units. Accordingly, we had no earnings per common unit for the prior periods. Please refer to “Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Transactions – Reorganization” for further discussion.

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets	$13,174,200	$33,891,044	$21,121,124	$21,253,939	$14,937,386
Total Liabilities	$2,868,199	$2,373,271	$2,082,771	$1,930,001	$1,458,512
Non-Controlling Interests in Consolidated Entities	$6,079,156	$28,794,894	$17,213,408	$17,387,507	$12,398,271
Partners’ Capital	$4,226,845	$2,722,879	$1,824,945	$1,936,431	$1,080,603

ITEM 6A. UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF INCOME

The following unaudited consolidated pro forma Statement of Income for the year ended December 31, 2007 is based upon our 2007 consolidated and combined Statement of Income included elsewhere in this report. This pro forma Statement of Income presents our consolidated results of operations giving pro forma effect to the Initial Public Offering and the Reorganization as if such transactions had been completed as of January 1, 2007. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the 2007 Statement of Income of Blackstone. The adjustments are described in the notes to the unaudited consolidated pro forma Statement of Income.

The unaudited consolidated pro forma Statement of Income deconsolidates all Blackstone investment funds (other than our proprietary hedge funds and six of our funds of hedge funds, as these funds remain consolidated within our 2007 financial statements, we are the general partner of these funds and the presumption of control has not been overcome) and eliminates entities that were not contributed to Blackstone Holdings as part of the Reorganization. Additionally, we have reflected the ongoing impacts of transactions as if they had been completed January 1, 2007, including performance based compensation expense, a provision for taxes and the effects of non-controlling interests. Finally, we have recalculated the pro forma loss per unit based upon the pro forma annual loss and the weighted-average units outstanding for the period we have been a public entity.

The unaudited consolidated pro forma Statement of Income should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our historical financial statements and related notes included elsewhere in this report.

The unaudited consolidated pro forma Statement of Income is included for informational purposes only and does not purport to reflect the results of operations of Blackstone that would have occurred had the transactions referenced above occurred on the date indicated or had we operated as a public entity during the period presented. The unaudited consolidated pro forma Statement of Income should not be relied upon as being indicative of our results of operations had the transactions contemplated in connection with the Reorganization and the initial public offering been completed on the date assumed. The unaudited consolidated pro forma Statement of Income also does not project our results of operations or financial condition for any future period or date.

Unaudited Consolidated Pro Forma Statement of Income

	For the Year Ended December 31, 2007
	Blackstone Group Consolidated and Combined Historical	Deconsolidation of Blackstone Funds and Elimination of Non-Contributed Entities (1)	Blackstone Group Deconsolidated	Reorgan- ization and Offering Adjustments (2)		Subtotal		Consolid- ation of Blackstone Funds (3)	Non-Cash and Other Adjustments (4)		The Blackstone Group L.P. Consolidated Pro Forma
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,566,047	$54,814	$1,620,861	$—		$1,620,861		$(54,814)	$—		$1,566,047
Performance Fees and Allocations	1,125,053	(31,064)	1,093,989	—		1,093,989		(34,210)	—		1,059,779
Investment Income and Other	359,048	47,522	406,570	—		406,570		—	—		406,570

Total Revenues	3,050,148	71,272	3,121,420	—		3,121,420		(89,024)	—		3,032,396

Expenses
Compensation				255,427	(c)
and Benefits	2,256,647	—	2,256,647	(1,732,134	) (d)	779,940		—	2,968,106	(h)	3,748,046
Interest	32,080	443	32,523	(26,302	) (e)	6,221			—		6,221
General, Administrative and Other	324,200	7,951	332,151	(117,606	) (f)	214,545			219,014	(i)	433,559
Fund Expenses	151,917	(151,917)	—	—		—		61,411	—		61,411

Total Expenses	2,764,844	(143,523)	2,621,321	(1,620,615)		1,000,706		61,411	3,187,120		4,249,237

Other Income
Net Gains from Fund Investment Activities	5,423,132	(5,423,132)		—				797,624	—		797,624

Income (Loss) Before Non- Controlling Interests in Income (Loss) of Consolidated Entities and Provision for Taxes	5,708,436	(5,208,337)	500,099	1,620,615		2,120,714		647,189	(3,187,120)		(419,217)
Non-Controlling Interests in Income of Consolidated Entities	4,059,221	(5,139,232)	(1,080,011)	1,080,011	(g)	—		647,189	(817,934	) (j)	(170,745)

Income (Loss) Before Provision for Taxes	1,649,215	(69,105)	1,580,110	540,604		$2,120,714	*	—	(2,369,186)		(248,472)

Provision for Taxes	25,978	—	25,978	—				—	21,334	(k)	47,312

Net Income (Loss)	$1,623,237	$(69,105)	$1,554,132	$540,604				$—	$(2,390,520)		$(295,784)

*	Represents Pro Forma Adjusted Economic Net Income, Total Reportable Segments. For additional information please see our Form 8-K and related press release furnished with the SEC on March 10, 2008.

	June 19, 2007 through December 31, 2007
Net Loss	$(335,514)

Net Income Per Common Unit
Basic	$(1.29)	$(1.14)

Diluted	$(1.29)	$(1.14)

Weighted-Average Per Common Unit

Basic	259,979,606	259,979,606

Diluted	259,979,606	259,979,606

Notes to Unaudited Consolidated Pro Forma Statement of Income

1.	Adjustments for Deconsolidation of Blackstone Funds and Elimination of Non-Contributed Entities

These adjustments reflect the effects of deconsolidation of all the Blackstone funds and the elimination of the financial results of all entities that were not contributed to Blackstone Holdings as part of the Reorganization:

	Deconsolidation of Blackstone Funds (a)	Elimination of Non- Contributed Entities (b)	Total
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$54,814	$—	$54,814
Performance Fees and Allocations	34,209	(65,273)	(31,064)
Investment Income and Other	47,522	—	47,522

Total Revenues	136,545	(65,273)	71,272

Expenses
Compensation and Benefits	—	—	—
Interest	443	—	443
General, Administrative and Other	7,951	—	7,951
Fund Expenses	(151,917)	—	(151,917)

Total Expenses	(143,523)	—	(143,523)

Other Income
Net Gains from Fund Investment Activities	(5,419,300)	(3,832)	(5,423,132)

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision (Benefit) for Taxes	(5,139,232)	(69,105)	(5,208,337)
Non-Controlling Interests in Income of Consolidated Entities	(5,139,232)	—	(5,139,232)

Income Before Provision (Benefit) for Taxes	—	(69,105)	(69,105)
Provision (Benefit) for Taxes	—	—	—

Net Income	$—	$(69,105)	$(69,105)

(a)	The portion of the interests of the limited partner investors in our deconsolidated investment funds, which are reflected in the financial statement caption Non-Controlling Interests in Income of Consolidated Entities in our 2007 consolidated and combined Statement of Income, were eliminated in connection with the deconsolidation of our investment funds. Accordingly, the deconsolidation of these investment funds did not result in a change in net income in our consolidated and combined statement of income, as we continue to reflect our share of these entities’ results in our net income. The adjustment reflects the elimination of the actual aggregate historical amounts for all Blackstone funds. We continue to consolidate our proprietary hedge funds and six of our funds of hedge funds (see note 3 below).
(b)	This adjustment reflects the elimination of the financial results of the general partners of certain legacy Blackstone funds and of a number of investment vehicles through which our predecessor owners and other parties have made commitments to, or investments in or alongside of, our investment funds because such entities were not contributed to Blackstone Holdings as part of the Reorganization. Accordingly, the adjustment represents the elimination of the actual historical net gain from investment activities of entities not contributed to Blackstone Holdings included in the consolidated and combined Statement of Income.

2.	Reorganization and Offering Adjustments

(c)	This adjustment reflects performance compensation of $255.5 million for the year ended December 31, 2007. Prior to the Reorganization, Blackstone was comprised of entities which were partnerships or limited liability companies. Accordingly, payments to our senior managing directors generally had been accounted for as distributions of partners’ capital rather than as compensation expense. Following our initial public offering, we account for performance payments to our senior managing directors as compensation. This amount is based upon historical results and assumed prospective compensation arrangements to our senior managing directors prior to the date of the Reorganization.

(d)	As part of the Reorganization, our predecessor owners received 827,516,625 Blackstone Holdings Partnership units, of which 387,805,088 were vested and 439,711,537 were unvested. The unvested Blackstone Holdings Partnership units are considered compensation expense as these units vest over the requisite service period on a straight-line basis. The vesting periods range up to eight years. At the time of the initial public offering we also granted 39,067,034 deferred restricted common units of The Blackstone Group L.P. to our non-senior managing director professionals (of which 5,804,294 were vested upon grant), as well as 974,190 unvested deferred cash settled equity awards to our other non-senior managing director employees. The fair value of these awards are charged to compensation expense over the vesting period. The deferred restricted common units generally vest over a five year period. The $1.73 billion represents the amount recorded in the 2007 consolidated and combined Statement of Income for the service period beginning June 19, 2007 through December 31, 2007. This adjustment eliminates those expenses. The pro forma effect of a full year’s compensation expense is reflected in Non-Cash and Other Adjustments (see note 4 below).
(e)	This adjustment reflects the elimination of all interest expense related to our revolving credit facility. This credit facility was repaid in full from the proceeds of the Initial Public Offering. The remaining interest expense results from other borrowings not related to our revolving credit facility, which were not repaid with the proceeds from the initial public offering.
(f)	We acquired finite-lived intangible assets in conjunction with the acquisition of non-controlling interests in our business from some of our predecessor owners. We have reflected $117.6 million of amortization expense for the period June 19, 2007 through December 31, 2007 related to these acquired intangible assets is reflected in the 2007 consolidated and combined Statement of Income. The estimated useful lives of the finite-lived intangibles range between three and ten years. We are amortizing the finite-lived intangibles over their estimated useful lives using the straight-line method. This adjustment eliminates the amortization of this expense. The pro forma effect of a full year’s amortization expense for this charge is reflected in Non-Cash and Other Adjustments (see note 4 below).
(g)	Represents the elimination of Non-Controlling Interests in Income of Consolidated Entities related to the non-controlling interests in Blackstone Holdings retained by the limited partners of the Blackstone Holdings partnerships. From June 19, 2007 through December 31, 2007, the limited partners of the Blackstone Holdings partnerships continued to own 77.7% of Blackstone Holdings. These interests are eliminated for the purposes of management reporting and Economic Net Income.

3.	Consolidation of Blackstone Funds

Reflects the consolidation of our proprietary hedge funds, as well as six of our funds of hedge funds. As general partner, we control the operations of our proprietary hedge funds and the funds of hedge funds that we have determined to be variable interest entities to which Blackstone is the primary beneficiary.

4.	Non-Cash and Other Adjustments

(h)	As part of the Reorganization, our predecessor owners received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 are to vest over a period of up to 8 years from the IPO date. At the time of the initial public offering we also granted 39,067,034 deferred restricted common units of The Blackstone Group L.P. to our non-senior managing director professionals (of which 5,804,294 were vested upon grant), as well as 974,190 unvested deferred cash settled equity awards to our other non-senior managing director employees. The fair value of these awards are charged to compensation expense over the vesting period. The deferred restricted common units generally vest over a five year period. This adjustment reflects a full year’s compensation expense for all equity-based awards.

(i)	We acquired finite-lived intangible assets in conjunction with the acquisition of non-controlling interests in our business from our predecessor owners. Accordingly, we have reflected a full year’s amortization of $219.0 million related to these acquired intangible assets. The estimated useful lives of the finite-lived intangibles range between three and ten years. We are amortizing the finite-lived intangibles over their estimated useful lives using the straight-line method.
(j)	This adjustment reflects the allocation to the non-controlling interest holders of their share of our pro forma loss totaling $(818.0) million for the year ended December 31, 2007. The non-controlling interest is primarily related to the Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings partnerships. Such Blackstone Holdings Partnership Units represent 77.7% of all Blackstone Holdings Partnership Units outstanding from June 19, 2007 through December 31, 2007. The remaining Blackstone Holdings Partnership Units are owned by wholly-owned subsidiaries of The Blackstone Group L.P.
(k)	We have historically operated as a partnership for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. Accordingly, the tax provision shown on the 2007 consolidated and combined statement of income of $26.0 million primarily includes New York City unincorporated business tax and foreign corporate income taxes for the period from January 1, 2007 through June 18, 2007.

Following our initial public offering, the Blackstone Holdings partnerships and their subsidiaries continue to operate in the U.S. as partnerships and generally as corporate entities in non-U.S. jurisdictions. Accordingly, several entities continue to be subject to the New York City unincorporated business tax (UBT) and non-U.S. entities subject to corporate income taxes in jurisdictions in which they operate in. In addition, certain newly formed wholly-owned subsidiaries of The Blackstone Group L.P. are now subject to entity level corporate income taxes.

In calculating the pro forma income tax provision for the period presented, the following assumptions were made:

•

The amount of net income (loss) before taxes attributed to the entities subject to corporate taxes was a loss of $(213.0) million for the year ended December 31, 2007 with the remainder attributed to the entities not subject to corporate income taxes. Net income (loss) was attributed to these entities based on income or losses of the subsidiaries of the entities.

•

The net loss before taxes attributed to entities subject to corporate tax was adjusted to add back expenses of $293.9 million for the year ended December 31, 2007 which are not deductible for corporate income tax purposes. Such expenses relate primarily to compensation charges recognized for book purposes that will not be deductible for tax, principally charges associated with the senior managing directors’ unvested Blackstone Holdings Partnership Units and certain employee compensation charges.

•

The resulting balances of $80.9 million for the year ended December 31, 2007 were then multiplied by a blended statutory tax rate of 45% and such amounts were added to the estimated non-U.S. jurisdiction tax provisions and non-creditable New York City unincorporated business tax provisions to arrive at the aggregate tax provision of $47.3 million for the year ended December 31, 2007. The blended statutory rate reflects statutory rate of 35% for federal taxes and the blended state rate (net of federal benefit) of 10%.

Determination of Earnings per Common Unit

For purposes of the pro forma net loss per common unit calculation, the Weighted-Average Common Units Outstanding, Basic and Diluted, are calculated in accordance with Note 11 of the historical financial statements included elsewhere in this report. The Partnership has utilized the weighted-average basic and diluted units outstanding for the period from June 19, 2007 through December 31, 2007 for the purposes of calculating its Pro Forma Net Loss per Common Unit.

Basic and diluted pro forma net loss per common unit are calculated as follows:

	Year Ended December 31, 2007
	Basic	Diluted
	(Dollars in Thousands, Except Unit and Per Unit Data)
Net Loss Available to Common Unit Holders	$(335,514)	$(335,514)

Weighted-Average Common Units Outstanding	259,979,606	259,979,606

Pro Forma Net Loss per Common Unit	$(1.29)	$(1.29)

For the year ended December 31, 2007, a total of 34,108,113 deferred restricted common units and 827,151,349 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of pro forma diluted earnings per unit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s consolidated and combined financial statements and the related notes included within this Annual Report on Form 10-K.

During 2007 we consummated a number of significant transactions, including the reorganization on June 18, 2007, the concurrent completion of our initial public offering and sale of non-voting common units to Beijing Wonderful Investments on June 27, 2007, and the deconsolidation of a number of Blackstone Funds (effective June 27, 2007 and July 1, 2007). These transactions have had significant effects on many of the items within our consolidated and combined financial statements and affect the comparison of the current year with the prior years.

Our Business

Blackstone is one of the largest independent alternative asset managers in the world. We also provide a wide range of financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Our business is organized into four business segments:

•

Corporate Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. Through our corporate private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving start-up businesses in established industries, turnarounds, minority investments, corporate partnerships and industry consolidations.

•

Real Estate. Our Real Estate segment is diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and currently manage six general real estate funds and two internationally focused real estate funds. Our real estate funds have made significant investments in lodging, major urban office buildings, distribution and warehousing centers and a variety of real estate operating companies.

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

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and cyclicality of the different businesses in which we operate. Net investment gains and resultant investment income generated by the Blackstone funds, principally private equity and real estate funds, are driven by value created by our strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy as well as other market conditions.

Our most significant expense is compensation and benefits. Prior to our initial public offering, all compensation to our senior managing directors and selected other individuals engaged in our businesses had been accounted for as partnership distributions rather than as employee compensation and benefits expense. Following the IPO, we have included all payments for services rendered by our senior managing directors as employee compensation and benefits expense. Currently, some senior managing directors and certain other personnel share in profits based on their Blackstone Holdings Partnership Units as well as receive a portion of the carried interest income earned with respect to certain of the funds. Other employees receive cash compensation and own restricted deferred common units and phantom cash-settled awards.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe, Asia and to some extent elsewhere in the world.

The first half of 2007 was characterized by rising global stock markets and unusually strong debt markets. Beginning in the last week of June 2007, the U.S. experienced considerable turbulence in the housing and sub-prime mortgage markets, which had a significant negative impact on other fixed income markets. Equity markets came under pressure in the latter part of 2007 as concerns of an economic slowdown were factored into portfolio company valuations. As a result of reduced liquidity and greater volatility, several commercial and investment banks and hedge funds significantly reduced the carrying value of some of their fixed income holdings, threatening general market liquidity. The U.S. and other governments injected meaningful liquidity into the financial system and have lowered benchmark lending rates in an attempt to avoid a liquidity crisis and stabilize economies.

Beginning in July 2007, deteriorating conditions in fixed income markets has deterred lenders from committing to new senior loans and high yield debt. Debt underwriting declined meaningfully in the second half of 2007 and the backlog resulting from pending private equity-led transactions reached record levels. This backlog, coupled with other poor-performing fixed income securities, has materially hindered lenders’ willingness to fund new, large-sized acquisitions. As a consequence of reduced borrowing ability, the volume of new private equity acquisitions declined significantly in the second half of 2007. Recently announced private equity-led acquisitions have mostly been smaller in size, with less leverage and less favorable terms for the debt provided, all of which has had a significant impact on several of our businesses. The duration of current conditions in the credit markets is unknown.

While it is unclear whether the U.S. economy is in a recession, economic indicators point to a slowdown. The slowdown of the U.S. economy could have negative implications for other global economies and markets. The duration of current economic conditions is unknown.

Significant Transactions

Reorganization

The Blackstone Group L.P. was formed as a Delaware limited partnership on March 12, 2007. The Blackstone Group L.P. is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned by Blackstone’s senior managing directors and controlled by our founders.

Blackstone’s business was historically conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its predecessor owners. In order to facilitate the initial public offering, as described in further detail below, the predecessor owners completed a reorganization (the “Reorganization”) as of the close of business on June 18, 2007 whereby, with certain limited exceptions, each of the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name, were contributed to five newly-formed holding partnerships (Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P. (collectively, “Blackstone Holdings”)) or sold to wholly-owned subsidiaries of The Blackstone Group L.P. (which in turn contributed them to Blackstone Holdings). The Blackstone Group L.P., through wholly-owned subsidiaries, is the sole general partner of each of the Blackstone Holdings partnerships.

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

Blackstone also entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly-owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year, exchange their Blackstone Holdings Partnership Units for our common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit in Blackstone.

Initial Public Offering

On June 27, 2007, The Blackstone Group L.P. completed the initial public offering (“IPO”) of its common units representing limited partner interests. Upon the completion of the IPO, public investors owned approximately 14.1% of Blackstone’s equity. Concurrently with the IPO, The Blackstone Group L.P. completed the sale of non-voting common units, representing approximately 9.3% of Blackstone’s equity, to Beijing Wonderful Investments, an investment vehicle established by the People’s Republic of China with respect to its foreign exchange reserve. Beijing Wonderful Investments is restricted from purchasing additional common units in the future which would result in its equity interest in Blackstone exceeding 10%.

The Blackstone Group L.P. contributed the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to its wholly-owned subsidiaries, which in turn used these proceeds to (1) purchase interests in the Contributed Businesses from the predecessor owners (and contribute these interests to Blackstone Holdings in exchange for a number of newly-issued Blackstone Holdings Partnership Units) and (2) purchase a number of additional newly-issued Blackstone Holdings Partnership Units from Blackstone Holdings.

The net proceeds retained by Blackstone from the IPO, totaling approximately $2.93 billion, were used to repay $1.21 billion of indebtedness outstanding under Blackstone’s revolving credit agreement, with the balance being invested and/or committed as general partner investments in Blackstone sponsored funds, including its corporate private equity funds, real estate funds, mezzanine funds, funds of hedge funds and proprietary hedge funds, and invested in temporary interest bearing investments.

Consolidation and Deconsolidation of Blackstone Funds

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), a number of the Blackstone funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s consolidated and combined financial statements up to the effective date of these rights.

Key Financial Measures and Indicators

Revenues

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other.

Management and Advisory Fees. Management and advisory fees consist of (1) fund management fees and (2) advisory fees.

(1)	Fund Management Fees. Fund management fees are comprised of fees charged directly to funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees). Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees and expenses with the limited partners of the fund. These shared items (“management fee reductions”) reduce the management fees received from the limited partners.

(2)	Advisory Fees. Advisory fees consist of advisory retainer and transaction based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partnership interests in the corporate private equity, real estate and mezzanine funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Additionally, in certain performance fee arrangements related to hedge funds in our marketable alternative asset management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income. Blackstone and its consolidated funds generate realized and unrealized gains from underlying principal investments in corporate private equity, real estate and marketable alternative asset management funds. Net gains (losses) from our principal investment activities and resultant Investment Income reflect a combination of internal and external factors. The external factors affecting the net gains associated with our investing activities vary by asset class but are broadly driven by the market considerations discussed above. The key external measures that we monitor for purposes of deriving our investment income include: price/earnings ratios and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for benchmark public companies and comparable transactions and capitalization rates (“cap rates”) for real estate property investments. These measures generally represent the relative value at which comparable entities have either been sold or at which they trade in the public marketplace. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments. Other than the information from our hedge fund managers, we refer to these measures generally as exit multiples. Internal factors that are managed and monitored include a variety of cash flow and operating performance measures, most commonly EBITDA and net operating income.

The funds’ investments are diversified across a variety of industries and geographic locations, and as such we are broadly exposed to the market conditions and business environments referred to above. As a result, although our funds are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector.

Expenses

Compensation and Benefits Expense. Prior to the IPO, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid solely to our non-senior managing director employees. Subsequent to our IPO, compensation and benefits expense reflects (1) employee compensation and benefits expense paid to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of unvested deferred restricted common units, phantom units and Blackstone Holdings Partnership Units awarded to senior managing directors, employees and selected other individuals engaged in our businesses and (3) profit sharing-based compensation payments for Blackstone personnel and profit sharing interests in carried interest.

(1)	Employee Compensation and Benefits. Our compensation costs reflect the increased investment in people as we expand geographically and create new products and businesses. Historically, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses have been accounted for as partnership distributions rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense had not reflected payments for services rendered by these individuals. Following the IPO, we have included all payments for services rendered by our senior managing directors in employee compensation and benefits expense.

(2)	Equity-based Compensation. Non-cash equity-based compensation expense associated with the issuance of unvested Blackstone Holdings Partnership Units received in the Reorganization by our senior managing directors and other individuals engaged in some of our businesses, and unvested deferred restricted common units and phantom units granted to our non-senior managing director professionals at the time of and subsequent to our IPO. The expense is recognized over the corresponding service period of the underlying grant.

(3)	Profit Sharing Arrangements. We have implemented profit sharing arrangements for Blackstone personnel working in our businesses across our different operations designed to achieve a relationship between compensation levels and results that are appropriate for each operation given prevailing market conditions. In addition, Blackstone personnel working in our businesses, other professionals and selected other individuals who work on our carry funds have a profit sharing interest in the carried interest earned in relation to these funds in order to better align their interests with our own and with those of the investors in these funds. Departed partners are also entitled to their vested share of carried interest distributions received and possibly a recontribution of previously received carried interest from our carry funds and are also liable for their applicable share of losses on carry funds up to the amount of the after-tax carried interest distributions they received from a carry fund. Therefore, as our net revenues increase, our compensation costs also rise; as our net revenues decrease, our compensation costs may decrease.

General, Administrative and Other. The balance of our expenses include interest expense, occupancy and equipment expenses and general, administrative and other expenses, which consist of professional fees, public company costs, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. As part of the Reorganization, we acquired interests in our businesses from Blackstone personnel. We accounted for the acquisition of the interests from Blackstone personnel other than our Founders and other senior managing directors using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and intangible assets in our consolidated statement of financial condition. We have recorded in excess of $722.3 million of finite lived intangible assets (in addition to approximately $1.60 billion of goodwill). We have been amortizing these finite lived intangibles over their estimated useful lives, which range between three and ten years, using the straight line method. In addition, as part of the Reorganization, Blackstone personnel received 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which is based on the initial public offering price per common unit of $31.00) is charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight line basis. The amortization of these finite lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

Fund Expenses. The expenses of our consolidated Blackstone funds consist primarily of interest expense, professional fees and other third-party expenses.

Non-Controlling Interests in Income of Consolidated Entities

On a historical basis, non-controlling interests in income of consolidated entities has primarily consisted of interests of unaffiliated third-party investors and AIG’s investments in Blackstone funds pursuant to AIG’s mandated limited partner capital commitments, on which we receive carried interest allocations and which we refer to collectively as “Limited Partners” or “LPs” as well as discretionary investments by Blackstone personnel and employees. Non-controlling interests related to the corporate private equity, real estate and mezzanine funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to our funds of hedge funds and hedge funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in our hedge funds following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years). When redeemed amounts become legally payable to investors in our hedge funds on a current basis, they are reclassified as a liability. On the date of the Reorganization, such non-controlling interests were initially recorded at their historical carry-over basis as those interests remained outstanding and were not being exchanged for Blackstone Holdings Partnership Units.

Following the IPO, we are no longer consolidating most of our investment funds, as we granted to the unaffiliated investors the right, without cause, to remove the general partner of each applicable fund or to accelerate the liquidation of each applicable fund in accordance with certain procedures (see “—Consolidation and Deconsolidation of Blackstone Funds”), and accordingly non-controlling interests in income of consolidated entities related to the Limited Partner interests in the deconsolidated funds were subsequently no longer reflected in our financial results. However, we record significant non-controlling interests in income of consolidated entities relating to the ownership interest of Blackstone personnel in Blackstone Holdings and the limited partner interests in our investment funds that remain consolidated. As described in “Reorganization of The Blackstone Group L.P.”, The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as a non-controlling interest in The Blackstone Group L.P.’s consolidated and combined financial statements.

Income Taxes

We have historically operated as a partnership or limited liability company for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on The Blackstone Group’s historical combined income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, the Blackstone Holdings partnerships and certain of their subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases will continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of The Blackstone Group L.P. and the Blackstone Holdings partnerships will be subject to corporate federal, state and local income taxes that will be reflected in our consolidated and combined financial statements.

There remains some uncertainty regarding Blackstone’s future taxation levels. (See “Item 1A. Risk Factors—Legislation has been introduced that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units.”) In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, other bills relating to the taxation of investment partnerships have previously been introduced in the U.S.

House of Representatives. In November 2007, the House Ways & Means Committee approved a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations starting in 2010, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. If any such proposed legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and its unitholders.

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

Assets Under Management. Assets under management refers to the assets we manage. Our assets under management equal the sum of: (1) the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation); (2) the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and (3) the amount of capital raised for our senior debt funds. The assets under management measure also includes assets under management relating to our own and our employees’ investments in funds for which we charge either no or nominal management fees. As a result of raising new funds with sizeable capital commitments, and increases in the net asset values of our funds and their retained profits, our assets under management have increased significantly over the periods presented.

Limited Partner Capital Invested. Limited Partner capital invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation. Over our history we have earned aggregate multiples of invested capital for realized and partially realized investments of 2.6x and 2.5x in our corporate private equity and real estate funds, respectively.

We manage our business using traditional financial measures and our key operating metrics since we believe that these metrics measure the productivity of our investment activities.

Consolidated and Combined Results of Operations

Following is a discussion of our consolidated and combined results of operations for each of the years in the three year period ended December 31, 2007. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated and combined results of operations and certain key operating metrics for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,566,047	$1,077,139	$478,908	$488,908	45%	$598,231	125%
Performance Fees and Allocations	1,125,053	1,267,764	880,906	(142,711)	(11)%	386,858	44%
Investment Income and Other	359,048	272,526	208,418	86,522	32%	64,108	31%

Total Revenues	3,050,148	2,617,429	1,568,232	432,719	17%	1,049,197	67%

Expenses
Compensation and Benefits	2,256,647	250,067	182,604	2,006,580	802%	67,463	37%
Interest	32,080	36,932	23,830	(4,852)	(13)%	13,102	55%
General, Administrative and Other	324,200	122,395	87,413	201,805	165%	34,982	40%
Fund Expenses	151,917	143,695	67,972	8,222	6%	75,723	111%

Total Expenses	2,764,844	553,089	361,819	2,211,755	400%	191,270	53%

Other Income
Net Gains from Fund Investment Activities	5,423,132	6,090,145	4,071,046	(667,013)	(11)%	2,019,099	50%

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	5,708,436	8,154,485	5,277,459	(2,446,049)	(30)%	2,877,026	55%
Non-Controlling Interests in Income of Consolidated Entities	4,059,221	5,856,345	3,934,536	(1,797,124)	(31)%	1,921,809	49%

Income Before Provision for Taxes	1,649,215	2,298,140	1,342,923	(648,925)	(28)%	955,217	71%
Provision for Taxes	25,978	31,934	12,260	(5,956)	(19)%	19,674	160%

Net Income	$1,623,237	$2,266,206	$1,330,663	$(642,969)	(28)%	$935,543	70%

Assets Under Management (at Period End)	$102,427,372	$69,512,202	$51,098,827	$32,915,170	47%	$18,413,375	36%

Capital Deployed:
Limited Partner Capital Invested	$14,503,158	$10,680,394	$2,962,370	$3,822,764	36%	$7,718,024	261%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $3.05 billion for the year ended December 31, 2007, an increase of $432.7 million or 17% compared with the prior year. The change was due to increases of $488.9 million in Management and Advisory Fees and $86.5 million in Investment Income and Other, partially offset by a $142.7 million decrease in Performance Fees and Allocations. The change in Management and Advisory Fees was primarily due to an increase in fund management and transaction fees in our Real Estate, Marketable Alternative Asset Management and Financial Advisory segments of $306.6 million, $134.5 million and $103.4 million, respectively. The Real Estate segment change was driven by an increase in transaction fees of $205.2 million primarily related to the acquisitions of Hilton Hotels and Equity Office Properties Trust, as well as an increase in net fund management fees of $99.0 million primarily related to fees generated from $10.11 billion of capital raised for our new fund, Blackstone Real Estate Partners VI (“BREP VI”). The Marketable Alternative Asset Management segment change was primarily driven by a $17.59 billion increase in Assets Under Management, primarily due to significant net inflows from institutional investors in new and existing funds, an increase in net appreciation of the portfolio and the launch of our equity hedge fund in the fourth quarter of 2006. The change in our Financial Advisory segment was primarily driven by increases in our fund placement business and our restructuring and reorganization advisory services. The change in Investment Income and Other was principally due to increases in our Marketable Alternative Asset Management and Real Estate segments of $83.7 million and $34.1 million, respectively. The change in Investment

Income and Other in our Marketable Alternative Asset Management segment was principally driven by returns earned on a $1.00 billion investment of a portion of our IPO proceeds in our funds of hedge funds, as well as returns earned on our investment in certain of our proprietary hedge funds. The Real Estate segment change in Investment Income and Other was attributable to fund level increases in the value of investments compared with the prior year due to accretive sales within our existing office and limited hospitality sector portfolios. The change in Performance Fees and Allocations resulted primarily from a decrease in these revenues in our Corporate Private Equity segment of $215.0 million. This was due to a lower increase in the net carrying value of our Corporate Private Equity segment’s underlying portfolio investments as compared to 2006. In 2007, the net value of our Corporate Private Equity segment’s underlying portfolio increased by approximately 16% as compared to an increase in net value of approximately 30% in 2006. The 2007 weighted-average base on which this increase was calculated was approximately 57% greater than the comparable base in 2006. Most significantly, due to the adverse conditions affecting monoline financial guarantors resulting from the turmoil in the credit markets, Blackstone reduced the carrying value of its portfolio investment in Financial Guaranty Insurance Company, which accounted for $110.2 million or 51% of the decline in our Corporate Private Equity segment’s Performance Fees and Allocations. For 2007, the net value of our Real Estate segment’s underlying portfolio investments increased by approximately 35% as compared to an increase in net value of approximately 85% in 2006. The 2007 weighted-average base on which this increase was calculated was approximately three times greater than the comparable base in 2006. The decrease in our Corporate Private Equity segment was partially offset by a $89.3 million increase in our Marketable Alternative Asset Management segment primarily attributable to strong performance in certain of our funds of hedge funds, our corporate debt vehicles and certain of our proprietary hedge funds.

Expenses

Expenses were $2.76 billion for the year ended December 31, 2007, an increase of $2.21 billion compared with the prior year. The change reflected higher Compensation and Benefits of $2.01 billion, principally resulting from an increase in equity-based compensation of $1.77 billion arising from an equity-based compensation plan that did not exist prior to our IPO, and $128.8 million of increased compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO. The net addition of personnel to support the growth of each of our business segments, including office openings and expansion in London, Hong Kong, Japan and India, also contributed to the increase in Compensation and Benefits. Additionally, General, Administrative and Other increased $201.8 million primarily due to $117.6 million of amortization expense associated with our intangible assets which did not exist in the period prior to our IPO and an increase of $47.9 million of professional fees due to the costs of being a public company. Our expenses are primarily driven by levels of business activity, revenue growth and headcount expansion. In addition, we expect Compensation and Benefits, General, Administrative and Other to increase in absolute dollars in 2008 related to costs associated with being a public company.

Other Income

Other Income was $5.42 billion for the year ended December 31, 2007, a decrease of $667.0 million or 11% compared with the prior year. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described above in “—Consolidation and Deconsolidation of Blackstone Funds.” These gains arose at the Blackstone funds level, of which $4.06 billion and $5.86 billion were allocated to non-controlling interest holders for the years ended December 31, 2007 and December 31, 2006, respectively.

Capital Deployed

Limited Partner Capital Invested was $14.50 billion for the year ended December 31, 2007, an increase of $3.82 billion, or 36%, compared with the prior year. The change was due to Limited Partner Capital Invested in our Real Estate segment of $5.04 billion, offset by a decrease in our Corporate Private Equity segment of $1.22 billion.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues were $2.62 billion for the year ended December 31, 2006, an increase of $1.05 billion or 67% compared with the prior year. The change was due to increases of $598.2 million in Management and Advisory Fees, $386.9 million in Performance Fees and Allocations and $64.1 million in Investment Income and Other. The increase in Management and Advisory Fees was primarily due to increased fund related fees in our Corporate Private Equity, Real Estate and Financial Advisory segments of $228.5 million, $163.1 million and $136.8 million, respectively. The Corporate Private Equity segment change was driven by an increase in transaction fees from increased investment activity compared with the prior year and an increase in fund management fees principally attributable to Blackstone Capital Partners V (“BCP V”), a new fund that commenced in December 2005. The Real Estate segment change was primarily driven by increases in transaction fees and fund management fees due to the net impact of a full year of fees earned from two real estate funds, Blackstone Real Estate Partners V (“BREP V”) and Blackstone Real Estate Partners International II (“BREP Int’l II”), which commenced in the second half of 2005, as well as an increase in both the size and volume of investments as compared with the prior year. The change in our Financial Advisory segment was primarily due to an increase in our corporate and mergers and acquisitions advisory services fees and from our fund placement business. The changes in both Performance Fees and Allocations and Investment Income and Other was primarily driven by an increase in our Real Estate segment due to an increase in the net appreciation of portfolio investments, as compared with the prior year, particularly in our hospitality and office sectors.

Expenses

Expenses were $553.1 million for the year ended December 31, 2006, an increase of $191.3 million or 53% compared with the prior year. The change was primarily due to an increase in Compensation and Benefits of $67.5 million which reflected increased investment activities in 2006, as well as the net addition of personnel. In addition, Fund Expenses increased $75.7 million and General Administrative and Other increased $35.0 million primarily due to an increase in professional fees of $14.9 million.

Other Income

Other Income totaled $6.09 billion for the year ended December 31, 2006, an increase of $2.02 billion or 50% compared with the prior year. The change was primarily due to increases in net appreciation of portfolio investments in our Real Estate segment, particularly in our hospitality and office sector portfolios. Approximately $5.86 billion of the increase in Net Gains from Fund Investment Activities was allocated to minority interest holders.

Assets Under Management

Assets Under Management were $69.51 billion at December 31, 2006, an increase of $18.41 billion or 36% compared with the prior year. The change was due to increases in Assets Under Management of $10.00 billion in our Marketable Alternative Asset Management segment, $5.87 billion in our Real Estate segment and $2.54 billion in our Corporate Private Equity segment.

Capital Deployed

Limited Partner Capital Invested was $10.68 billion for the year ended December 31, 2006, an increase of $7.72 billion compared with the prior year. The increase in Limited Partner Capital Invested was due to increased levels of investment in our Corporate Private Equity and Real Estate segments and growth in our investment teams and global presence.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. A key performance measure historically used by management is Economic Net Income (“ENI”). References to “our” sectors or investments refer to portfolio companies and investments included in the underlying funds that we manage.

ENI represents net income excluding the impact of income taxes and transaction related items, including non-cash charges associated with equity-based compensation and the amortization of intangibles. However, our historical combined financial statements prior to the IPO do not include these non-cash charges nor do such financial statements reflect compensation expenses including profit-sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO but are now included as a component of compensation and benefits expense for the year ended December 31, 2007. Therefore, ENI is equivalent to income before taxes in our historical combined financial statements prior to our IPO. ENI is used by management for our segments in making resource deployment and compensation decisions.

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$367,879	$404,296	$175,772	$(36,417)	(9)%	$228,524	130%
Performance Fees and Allocations	379,479	594,494	607,509	(215,015)	(36)%	(13,015)	(2)%
Investment Income and Other	117,971	128,787	131,663	(10,816)	(8)%	(2,876)	(2)%

Total Revenues	865,329	1,127,577	914,944	(262,248)	(23)%	212,633	23%

Expenses
Compensation and Benefits	96,402	61,882	42,861	34,520	56%	19,021	44%
Other Operating Expenses	78,473	55,841	35,386	22,632	41%	20,455	58%

Total Expenses	174,875	117,723	78,247	57,152	49%	39,476	50%

Economic Net Income	$690,454	$1,009,854	$836,697	$(319,400)	(32)%	$173,157	21%

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$31,802,951	$29,808,110	$27,263,416	$1,994,841	7%	$2,544,694	9%

Capital Deployed:
Limited Partner Capital Invested	$6,331,304	$7,549,449	$1,856,488	$(1,218,145)	(16)%	$5,692,961	307%

Our Corporate Private Equity segment experienced a sharp rise in revenues during the first half of 2007, followed by a steep decline during the second half. The investing climate in the first half of 2007, similar to 2006 and 2005 discussed below, was generally positive. However, throughout the second half of 2007, fixed income market dislocations caused a substantial tightening of credit which significantly reduced funding availability to initiate new, large-sized leveraged transactions. Although the aggregate value of the portfolio investments in our corporate private equity funds increased from the prior year, we did experience a net decrease in the value of certain investments held in our private equity funds. Notably, we had a significant decrease in the value of our investment in Financial Guaranty Insurance Company, a monoline financial guarantor. Since the end of 2007, equity markets have become more challenging globally and fixed income markets have remained challenged. The duration of the current difficulties is unknown, but a prolonged continuation of current conditions in the lending markets could have a significant adverse effect on our Corporate Private Equity segment.

During 2006 and 2005, the investing climate for our Corporate Private Equity segment was fundamentally positive. The global economy, particularly in the United States, performed well, corporate sale transactions were relatively active, private equity funds were increasingly being considered for acquisitions of public and private companies and debt was available on attractive terms. The institutional loan and high yield markets experienced unprecedented liquidity and increased consumer demand for non-investment grade debt kept market rate spreads at historical lows. These market dynamics led to significant growth in leveraged buyouts as the availability of low-cost debt lowered our corporate equity funds’ cost of capital and permitted the use of greater amounts of debt in individual transactions, resulting in higher returns or the ability to offer additional purchase consideration to the seller.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $865.3 million for the year ended December 31, 2007, a decrease of $262.2 million or 23% compared with the prior year. The change was due to decreases of $215.0 million in Performance Fees and Allocations, $36.4 million in Management Fees and $10.8 million in Investment Income and Other. The change in both Performance Fees and Allocations and Investment Income and Other was driven primarily by a lower increase in the net carrying value of the underlying funds’ portfolio investments as compared to 2006. Specifically, in 2007 the net value of the underlying portfolio increased by approximately 16% as compared to an increase in net value of approximately 30% in 2006. The 2007 weighted-average base on which this increase was calculated was approximately 57% greater than the comparable base in 2006. Most significantly, due to the adverse conditions affecting monoline financial guarantors resulting from the turmoil in the credit markets, Blackstone reduced the carrying value of its portfolio investment in Financial Guaranty Insurance Company, which accounted for $110.2 million or 51% of the decline in Performance Fees and Allocations. The change in Management Fees was primarily driven by a decrease in transaction fees of $40.8 million due to fewer closed transactions that generated transaction fees as compared with the prior year. An increase in fund management fees of $47.2 million, as a result of $4.68 billion of additional capital raised for BCP V during the year ended December 31, 2007, was entirely offset by increased management fee reductions of $47.4 million. The increase in management fee reductions was due to increases of $38.2 million of broken deal expenses, which included a $24.2 million reverse termination fee incurred in connection with the termination of BCP V’s planned acquisition of a subsidiary of PHH Corporation, and $9.2 million of placement fees paid for additional capital raised by BCP V.

Expenses

Expenses were $174.9 million for the year ended December 31, 2007, an increase of $57.2 million or 49% compared with the prior year. The increase was primarily due to an increase in Compensation and Benefits of $34.5 million, principally resulting from compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO. Additionally, Other Operating Expenses increased $22.6 million primarily due to a $18.1 million increase in professional fees primarily related to the costs of being a public company.

Assets Under Management

Assets Under Management were $31.80 billion at December 31, 2007, an increase of $1.99 billion or 7% compared with the prior year. The increase was primarily due to $4.68 billion of additional capital raised for BCP V. This increase was partially offset by asset dispositions and a net decrease in value of certain portfolio investments, particularly in our financial services sector.

Capital Deployed

Limited Partner Capital Invested was $6.33 billion for the year ended December 31, 2007, a decrease of $1.22 billion or 16%, compared with the prior year. This decrease reflects reduced investment activity during the year ended December 31, 2007 due to a substantial tightening of credit which significantly reduced funding availability to initiate new, large-sized leveraged transactions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues were $1.13 billion for the year ended December 31, 2006, an increase of $212.6 million or 23% compared with the prior year. The increase was due to an increase in Management Fees of $228.5 million, partially offset by an aggregate decrease of $15.9 million in Performance Fees and Allocations and Investment Income and Other. The increase in Management Fees was driven by an increase in transaction fees of $149.6 million resulting from increased investment activity in the year ended December 31, 2006 compared with the prior year and an increase in fund management fees of $95.8 million, net of management fee reductions, principally attributable to BCP V, a new fund that commenced in December 2005. The decrease in Performance Fees and Allocations and Investment Income and Other reflected differences in the amount of net appreciation, compared with the prior year, of certain portfolio investments, particularly our energy sector which benefited from increases in exit multiples in 2005.

Expenses

Expenses were $117.7 million for the year ended December 31, 2006, an increase of $39.5 million or 50% compared with the prior year. The increase was primarily due to an increase in Compensation and Benefits of $19.0 million reflecting a growth in headcount to support increased investment activity. Additionally, Other Operating Expenses increased $20.5 million primarily driven by increases in professional fees of $9.3 million and interest expense of $5.9 million.

Assets Under Management

Assets Under Management were $29.81 billion at December 31, 2006, an increase of $2.54 billion or 9% compared with the prior year, arising primarily from $3.81 billion of additional capital raised for BCP V during the year ended December 31, 2006.

Capital Deployed

Limited Partners Capital Invested was $7.55 billion for the year ended December 31, 2006, an increase of $5.69 billion, compared with the prior year. This increase reflected increases in the size and volume of investment activity in the year ended December 31, 2006 compared with the prior year due to growth in the availability of debt financing for private equity buyers on attractive terms.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$569,765	$263,130	$100,073	$306,635	117%	$163,057	163%
Performance Fees and Allocations	623,200	633,596	242,462	(10,396)	(2)%	391,134	161%
Investment Income and Other	136,578	102,444	50,878	34,134	33%	51,566	101%

Total Revenues	1,329,543	999,170	393,413	330,373	33%	605,757	154%

Expenses
Compensation and Benefits	145,146	67,767	47,215	77,379	114%	20,552	44%
Other Operating Expenses	54,829	28,659	21,213	26,170	91%	7,446	35%

Total Expenses	199,975	96,426	68,428	103,549	107%	27,998	41%

Economic Net Income	$1,129,568	$902,744	$324,985	$226,824	25%	$577,759	178%

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$26,128,049	$12,796,999	$6,927,990	$13,331,050	104%	$5,869,009	85%

Capital Deployed:
Limited Partner Capital Invested	$8,171,854	$3,130,945	$1,105,882	$5,040,909	161%	$2,025,063	183%

During the first half of 2007, the environment for commercial real estate investments including large leveraged transactions was robust, with rising asset prices and easy credit. In the second half of 2007, downturns in sub-prime markets led to liquidity issues in other fixed income markets, which had a negative impact on the commercial lending markets. Since the beginning of the second half of 2007, commercial lenders have been reluctant to make new large scale loans. To the extent that existing real estate loans were renewed or smaller individual asset loans were initiated, lenders have generally employed stricter covenants, lower loan-to-asset value percentages and higher spreads. The reduced credit availability impeded our ability to initiate large, leveraged asset acquisitions or dispositions. At December 31, 2007, the real estate lending environment showed no signs of near term improvement.

Despite these conditions, underlying commercial real estate fundamentals have remained generally healthy with pockets of weakness. Certain office markets, such as South Florida, San Diego and Orange County showed weakness as a result of recent new construction and reduced tenant demand due to sub-prime and related tenant dislocation. Most other office markets remained stable as office supply and demand generally remained in balance. At December 31, 2007, conditions in certain office markets, such as Boston, New York, Los Angeles and Northern California, where the vast majority of our funds’ office portfolio investments are located, remained favorable as a result of limited new supply and stable leasing demand. Hotel fundamentals also remained favorable in late 2007 with continued modest growth. While U.S. residential housing markets have experienced significant weakness with no evidence of any improvement as of yet, we have very minimal exposure to residential housing.

During 2005 and 2006, macroeconomic conditions generally supported continued economic growth. The strength of demand for real estate, particularly in our office and lodging sectors, continued to be heavily correlated with the strength of the U.S. economy, as indicated by gross domestic product and office employment growth.

Economic slowdowns and/or recessions will have an adverse impact on most commercial real estate, although usually with a time lag to other major industries. If U.S. growth slows materially, it is likely that hotel demand will soften and demand for new office space will be curtailed. At the same time, new commercial real estate construction is likely to be curtailed. In addition, it is likely that commercial real estate pricing will further soften putting pressure on existing asset values, which could create attractive acquisition opportunities in the future. A continued reduction of interest rates by Federal Reserve might lessen the impact of a general economic slowdown on fundamentals from a valuation perspective.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $1.33 billion for the year ended December 31, 2007, an increase of $330.4 million or 33% compared with the prior year. The change was due to increases of $306.6 million in Management Fees and $34.1 million in Investment Income and Other, partially offset by a decrease in Performance Fees and Allocations of $10.3 million. The change in Management Fees was driven by a $205.2 million increase in transaction fees, primarily due to the acquisitions of Hilton Hotels and Equity Office Properties Trust during 2007. Additionally, fund management fees increased $99.0 million, net of an increase in management fee reductions of $2.3 million, attributable to $114.3 million of fund management fees generated from $10.11 billion of capital raised for our new fund, BREP VI, which commenced in February 2007. The change in Investment Income and Other was attributable to fund level increases in the value of investments compared with the prior year due to accretive sales within our existing office and limited hospitality sector portfolios. Overall, for the year ended December 31, 2007, the net value of the underlying portfolio investments increased by approximately 35% as compared to an increase in net value of approximately 85% in the prior year. The year ended December 31, 2007 weighted-average base on which this increase was calculated was approximately three times greater than the comparable base in the prior year. Our related current year Performance Fees and Allocations were slightly lower compared with the prior year due to the increased amount of certain fees and expenses that must be deducted which had the effect of reducing our carried interest share of such increases in value.

Expenses

Expenses were $200.0 million for the year ended December 31, 2007, an increase of $103.5 million compared with the prior year. The change was primarily driven by an increase in Compensation and Benefits of $77.4 million, principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO. Headcount additions required to meet our increased investment activity, due to expansion into Asia and the launch of BREP VI, also contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $26.2 million, primarily related to an increase in professional fees of $17.5 million due to the costs of being a public company.

Assets Under Management

Assets Under Management were $26.13 billion at December 31, 2007, an increase of $13.33 billion compared with the prior year. The change was primarily due to $10.11 billion of capital raised for BREP VI and an increase in the net appreciation of portfolio investments, primarily in our office and hospitality sectors.

Capital Deployed

Limited Partner Capital Invested was $8.17 billion for the year ended December 31, 2007, an increase of $5.04 billion compared with the prior year. The change reflected an increase in size and volume of investment activity in 2007, most notably the acquisitions of Hilton Hotels for $3.71 billion and Equity Office Properties Trust for $3.27 billion.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues were $999.2 million for the year ended December 31, 2006, an increase of $605.8 million compared with the prior year. The change was due to increases in Performance Fees and Allocations of $391.1 million, Management Fees of $163.1 million and Investment Income and Other of $51.6 million. The change in both Performance Fees and Allocations and Investment Income and Other reflected an increase in the net appreciation of portfolio investments, as compared with the prior year, particularly in our hospitality and office sectors. The change in Management Fees was primarily driven by increases in transaction fees of $80.1 million and fund management fees of $75.6 million, net of management fee reductions. The increase in fund management fees was due to the net impact of a full year of fees earned from two real estate funds, BREP V and BREP Int’l II, which commenced in the second half of 2005 as well as an increase in both the size and volume of investments as compared with the prior year. For the year ended December 31, 2006, the incremental Management Fees generated from BREP V and BREP Int’l II were $75.7 million and $20.1 million, respectively, as compared with the prior year.

Expenses

Expenses were $96.4 million for the year ended December 31, 2006, an increase of $28.0 million or 41% compared with the prior year. Compensation and Benefits increased $20.6 million, reflecting increased compensation to existing personnel in addition to a growth in headcount to support increased investment activity. Additionally, Other Operating Expenses increased $7.4 million primarily due to an increase in professional fees of $3.2 million and interest expense of $2.7 million.

Assets Under Management

Assets Under Management were $12.80 billion at December 31, 2006, an increase of $5.87 billion or 85% compared with the prior year. The increase was primarily due to a subsequent closing of $3.38 billion of Limited Partner commitments in the first half of 2006 in BREP V, and net appreciation of portfolio investments.

Capital Deployed

Limited Partners Capital Invested was $3.13 billion for the year ended December 31, 2006, which represents an increase of $2.03 billion compared with the prior year. This change reflected an increase in the size and volume of investment activity in 2006, which included major acquisitions, as well as add-on investments in our office and hotel sector portfolios of $1.49 billion and $1.50 billion, respectively.

Marketable Alternative Asset Management

The following table presents our results of operations for our Marketable Alternative Asset Management segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$322,934	$188,393	$117,834	$134,541	71%	$70,559	60%
Performance Fees and Allocations	156,583	67,322	44,666	89,261	133%	22,656	51%
Investment Income and Other	148,479	64,751	44,439	83,728	129%	20,312	46%

Total Revenues	627,996	320,466	206,939	307,530	96%	113,527	55%

Expenses
Compensation and Benefits	150,330	74,855	55,923	75,475	101%	18,932	34%
Other Operating Expenses	74,728	53,942	36,886	20,786	39%	17,056	46%

Total Expenses	225,058	128,797	92,809	96,261	75%	35,988	39%

Economic Net Income	$402,938	$191,669	$114,130	$211,269	110%	$77,539	68%

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$44,496,372	$26,907,093	$16,907,421	$17,589,279	65%	$9,999,672	59%

The Marketable Alternative Asset Management segment grew significantly during the year ended December 31, 2007 as we expanded our funds of hedge funds products to include four new strategies, expanded our investor base and delivered favorable investment performance.

During 2007, the performance of our Marketable Alternative Asset Management segment was primarily affected by the dislocation in the credit markets in the second half of 2007. Our funds of hedge funds business as well as our proprietary investment funds had positive investment returns in 2007. Although the current conditions in the credit markets have somewhat tempered investor demand for new traditional senior debt vehicles that we might seek to create, it may also afford us opportunities to expand the breadth of our investment market product offerings. Our business is subject to unforeseen changes in market conditions and we cannot predict how long the current unsettled market conditions will continue.

During 2006, our funds of hedge funds experienced significant inflows of investments from our predominantly institutional investor base. Overall, our portfolios benefited from improved performance. Market conditions in the distressed securities market were adversely affected by record low “high-yield” default rates and “stressed” bonds trading at tight credit spreads over treasuries.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $628.0 million for the year ended December 31, 2007, an increase of $307.5 million or 96% compared with the prior year. The change was due to increases of $134.5 million in Management Fees, $89.3 million in Performance Fees and Allocations and $83.7 million in Investment Income and Other. The change in Management Fees was primarily due to an increase in Assets Under Management of $17.59 billion, resulting from significant net inflows from institutional investors in new and existing funds, an increase in net appreciation of the portfolio and the launch of our equity hedge fund in the fourth quarter of 2006. The change in Performance Fees and Allocations was primarily attributable to favorable investment performance in certain of our funds of hedge funds, our corporate debt vehicles and certain of our proprietary hedge funds. The change in Investment Income and Other was principally driven by returns earned on a $1.00 billion investment of a portion of our IPO proceeds in our funds of hedge funds, as well as returns earned on our investment in certain of our proprietary hedge funds.

Expenses

Expenses were $225.1 million for the year ended December 31, 2007, an increase of $96.3 million or 75% compared with the prior year. The change was primarily due to an increase in Compensation and Benefits of $75.5 million, principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Personnel additions to support asset growth, expansion into new business initiatives and the creation of new investment products contributed to the increase in compensation expenses. Additionally, Other Operating Expenses increased $20.8 million, primarily due to an increase in professional fees associated with raising capital and costs of being a public company.

Assets Under Management

Assets Under Management were $44.50 billion at December 31, 2007, a net increase of $17.59 billion or 65% compared with the prior year. The change was due to significant inflows from a globally diverse base of clients, as well as our $1.25 billion investment of some of our IPO proceeds in our funds of hedge funds and proprietary hedge funds. Additionally, an increase in net appreciation of the portfolio contributed to the total increase. Our funds of hedge funds contributed $11.93 billion, or 68%, to the overall increase, primarily arising from new contributions from pension funds and financial institutions worldwide as well as a $1.00 billion investment of some of our IPO proceeds. Our proprietary hedge funds and our corporate debt vehicles contributed $2.64 billion and $2.13 billion, respectively, of the overall increase.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues were $320.5 million for the year ended December 31, 2006, an increase of $113.5 million, or 55%, compared with the prior year. The change was due to increases in Management Fees of $70.6 million, $22.6 million in Performance Fees and Allocations and $20.3 million in Investment Income and Other. The change in Management Fees was due to a $10.00 billion increase in Assets Under Management, for the year ended December 31, 2006 as compared with the prior year, particularly related to funds of hedge funds, corporate debt vehicles and our proprietary hedge funds. The change in Performance Fees and Allocations and Investment Income and Other was primarily due to an increase in net appreciation in our funds of hedge funds and proprietary hedge funds. Additionally, the launch of our equity hedge fund in the fourth quarter of 2006 contributed to the increase in Performance Fees and Allocations and Investment Income and Other. These increases were partially offset by a decrease in net appreciation in our mezzanine funds.

Expenses

Expenses were $128.8 million for the year ended December 31, 2006, an increase of $36.0 million, or 39%, compared with the prior year. Compensation and Benefits increased $18.9 million or 34% primarily due to an increase in headcount to support expansion into new areas and the creation of new investment products. Other Operating Expenses increased $17.1 million primarily due to increases in interest expense of $4.5 million and professional fees of $4.0 million driven by increased investment activity.

Assets Under Management

Assets Under Management were $26.91 billion at December 31, 2006, an increase of $10.00 billion or 59% compared with the prior year. The increase was due to increased net capital invested in existing funds of $7.00 billion and net capital invested in new funds of $3.00 billion.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$360,284	$256,914	$120,138	$103,370	40%	$136,776	114%
Investment Income and Other	7,374	3,408	1,337	3,966	116%	2,071	155%

Total Revenues	367,658	260,322	121,475	107,336	41%	138,847	114%

Expenses
Compensation and Benefits	132,633	45,563	36,606	87,070	191%	8,957	24%
Other Operating Expenses	39,037	20,886	17,758	18,151	87%	3,128	18%

Total Expenses	171,670	66,449	54,364	105,221	158%	12,085	22%

Economic Net Income	$195,988	$193,873	$67,111	$2,115	1%	$126,762	189%

After steady growth during 2005, 2006 and the first half of 2007, the financial advisory business related to acquisitions in the U.S., began to decline in the second half of 2007. However, European transactions among corporate buyers increased. The market for restructuring and reorganization advisory services activity improved, due in part to the recent turmoil in the credit markets. Our fund placement business experienced substantial growth throughout the period. This growth was the result of a continued favorable and expanding global environment for fund-raising. Although the tightening of the credit markets caused some slowdown in the fund-raising environment, it also created new fund-raising opportunities for distressed debt related funds, which benefited our placement business.

In 2006 and 2005, the conditions in the mergers and acquisitions market were favorable as senior management and boards of directors increased their focus on expansion. This in turn fueled an increase in mergers and acquisitions. Additionally, the increase in assets under management among private equity funds and the favorable conditions in the debt capital markets led to more acquisition transactions involving private equity firms. Considerable capital flows to the alternative investment sector led to the commencement and subsequent growth of our fund placement business. The market for restructuring and reorganization advisory services was adversely affected by the reduction in bankruptcies and debt defaults due to the strong positive economic environment and robust liquidity in the market.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $367.7 million for the year ended December 31, 2007, an increase of $107.3 million or 41% compared with the prior year. The increase was primarily driven by increases in fees of $111.0 million generated from our fund placement business and $13.0 million from our restructuring and reorganization advisory services, partially offset by a $20.6 million decrease in fees earned by our corporate and mergers and acquisitions advisory services. The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $171.7 million for the year ended December 31, 2007, an increase of $105.2 million compared with the prior year. The increase was primarily due to an increase in Compensation and Benefits of $87.1 million, principally related to compensation expenses associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Personnel additions in our fund placement and corporate and mergers and acquisitions businesses also contributed to the overall increase in compensation expense. Additionally, Other Operating Expenses increased $18.1 million, principally due to increased professional fees of $8.8 million primarily due to the costs of being a public company and other costs of $9.1 million primarily due to the expansion of our London-based fund placement and corporate and mergers and acquisitions advisory services businesses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues were $260.3 million for the year ended December 31, 2006, an increase of $138.8 million compared with the prior year. The increase was primarily due to an increase of $90.1 million in our corporate and mergers and acquisitions advisory services fees and $45.4 million of fees arising from our fund placement business.

Expenses

Expenses were $66.4 million for the year ended December 31, 2006, an increase of $12.1 million or 22% compared with the prior year. The increase was primarily due to an increase in Compensation and Benefits expense of $9.0 million due to headcount growth in our fund placement business and our corporate and mergers and acquisitions advisory businesses. Additionally, Other Operating expenses increased $3.1 million.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

On a historical basis we have drawn on the capital resources of Blackstone personnel together with the committed capital from our Limited Partners in order to fund the investment requirements of the Blackstone funds. In addition, we require capital resources to support the working capital needs of our businesses as well as to fund growth and investments in new business initiatives. We have multiple sources of liquidity to meet these capital needs, including accumulated earnings in the businesses and access to the committed credit facilities described in Note 9 to the consolidated and combined financial statements included in this Form 10-K.

Our historical consolidated and combined statements of cash flows reflect the cash flows of the Blackstone operating businesses as well as those of our consolidated Blackstone funds. The assets of the consolidated Blackstone funds, on a gross basis, had been much larger than the assets of our operating businesses and therefore had a substantial effect on the reported cash flows reflected in our statement of cash flows. As stated above in “Combined Results of Operations,” our assets under management, which are primarily representative of the net assets within the Blackstone funds, have grown significantly during the periods reflected in our consolidated and combined financial statements. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which were historically reflected in our combined statement of cash flows, increased substantially as a result of this growth. More specifically, the primary cash flow activities of the consolidated Blackstone funds have historically been in (1) raising capital from their investors, which have historically been reflected as non-controlling interests of consolidated entities in our consolidated and combined financial statements, (2) using this capital to make investments, (3) financing certain investments with debt, (4) generating cash flow from operations through the realization of investments, and (5) distributing cash flow to investors. The Blackstone funds are treated as investment companies for accounting purposes and therefore these amounts are included in cash flows from operations. As described above under “—Consolidation and Deconsolidation of Blackstone Funds,” concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and four of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s consolidated and combined financial statements up to the effective date of these rights.

We have managed our historical liquidity and capital requirements by focusing on our deconsolidated cash flows. Our primary cash flow activities on the basis of deconsolidating the Blackstone funds are (1) generating cash flow from operations, (2) funding general partner capital commitments to Blackstone funds, (3) generating income from investment activities, (4) funding capital expenditures, (5) funding new business initiatives, (6) borrowings and repayments under credit agreements and (7) distributing cash flow to owners. Cash distributed to unitholders may be provided through distributions received from Blackstone funds or through borrowings from existing credit facilities described in Note 9 to the consolidated and combined financial statements.

We have managed the historical liquidity and capital requirements of Blackstone Group by focusing on our cash flows before the consolidation of the Blackstone funds and the effect of normal changes in assets and liabilities which we anticipate will be settled for cash within one year. Normal movements in our short-term assets and liabilities do not affect our distribution decisions given our current and historically available borrowing capability. We use adjusted cash flow from operations as a supplemental non-GAAP measure to assess liquidity and amounts available for distribution to Blackstone personnel. See a discussion of our cash distribution policy under”- Our Future Sources of Cash and Liquidity Needs.” As noted above, in accordance with GAAP, certain of the Blackstone funds are consolidated into the consolidated and combined financial statements of Blackstone Group, notwithstanding the fact that Blackstone Group has only a minority economic interest in these funds. Consequently, Blackstone Group’s consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted cash flow from operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to cash flow from operations presented in accordance with GAAP, adjusted for cash flow relating to changes in our operating assets and liabilities, Blackstone funds-related investment activity, net realized gains on investments, differences in the timing of realized gains between Blackstone and Blackstone funds, minority interest related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. We believe that adjusted cash flow from operations provides investors with useful information on the cash flows of Blackstone Group relating to our required capital investments and our ability to make annual cash distributions. However, adjusted cash flow from operations should not be considered in isolation or as an alternative to cash flow from operations presented in accordance with GAAP.

Following is a reconciliation of Net Cash (Used In) Provided by Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Net Cash (Used in) Provided by Operating Activities	$(850,296)	$(4,396,614)	$2,709,258
Changes in Operating Assets and Liabilities	188,582	1,154,680	4,139
Blackstone Funds Related Investment Activities	1,699,433	3,776,325	(2,608,412)
Net Realized Gains on Investments	3,800,137	5,054,995	4,918,364
Non-controlling Interests in Income of Consolidated Entities	(1,521,303)	(3,950,664)	(3,631,179)
Other Non-Cash Adjustments	(11,221)	41,929	52,427

Adjusted Cash Flow from Operations	$3,305,332	$1,680,651	$1,444,597

Operating Activities

Our net cash flow used in operating activities was $850.3 million for the year ended December 31, 2007, a decrease of $3.55 billion compared with the prior year. Our usage primarily consisted of net purchases of investments by consolidated Blackstone funds, after proceeds from sales of investments, of $1.70 billion and net realized gains on investments of the Blackstone funds of $3.80 billion. These usages were partially offset by non-controlling interests in income of consolidated entities of $1.52 billion and equity-based compensation expense of $1.77 billion. These amounts also represent the significant variances between net income of $1.62 billion and cash flow from operations and are reflected as operating activities pursuant to investment company accounting. The increasing capital needs reflect the growth of our business while the fund-related activities requirements vary based upon the specific investment activities being conducted at a point in time. These movements do not adversely affect our liquidity or earnings trends because we currently have, and anticipate having, access to available borrowing capability.

Our net cash flow used in operating activities was $4.40 billion for the year ended December 31, 2006, compared with cash provided by operations of $2.71 billion for the year ended December 31, 2005. Our usage primarily consisted of net purchases of investments by consolidated Blackstone funds, after proceeds from sales of investments, of $3.78 billion and net realized gains on investments of the Blackstone funds of, $5.05 billion, partially offset by non-controlling interests in income of consolidated entities of $3.95 billion.

Investing Activities

Our net cash flow used in investing activities was $55.6 million for the year ended December 31, 2007, an increase of $31.4 million compared with the prior year. The increase from 2006 was primarily due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described under “Consolidation and Deconsolidation of Blackstone Funds.” Our investing activities included the purchases of furniture, equipment and leasehold improvements.

Our net cash flow used in investing activities was $24.2 million for the year ended December 31, 2006, an increase of $16.8 million compared with the prior year. The change was due to an increase in the purchase of furniture and equipment to support a net increase in headcount.

Financing Activities

Our net cash provided by financing activities was $1.64 billion for the year ended December 31, 2007, a decrease of $2.82 billion from the prior year. Our financing activities generated cash inflows primarily from receiving $7.50 billion in cash proceeds from the issuance of units in our IPO and the sale of non-voting common units to Beijing Wonderful Investments (see “—Significant Transactions-Initial Public Offering”), contributions made by, net of distributions made to, the investors in our consolidated Blackstone funds, which were historically reflected as non-controlling interests in consolidated entities, of $1.40 billion during the year. These activities were partially offset by the purchase of interests from our predecessor owners of $4.57 billion for the year ended December 31, 2007 (see “—Significant Transactions-Reorganization”; “—Significant Transactions-Initial Public Offering”) and making distributions to, net of contributions by, our predecessor owners of $2.35 billion.

Our net cash flow provided by financing activities was $4.46 billion for the year ended December 31, 2006, compared with cash used in financing operations of $2.74 billion for the year ended December 31, 2005. Our financing activities generated cash inflows primarily from contributions made by, net of distributions made to, the investors in our consolidated Blackstone funds, which were historically reflected as non-controlling interests in consolidated entities, of $5.67 billion and net draws on our credit agreement of $134.9 million. These activities were partially offset by distributions to, net of contributions by, Blackstone personnel of $1.34 billion.

Our Future Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing asset management and financial advisory businesses, including through funding a portion of our general partner commitments to and alongside our carry funds, (2) provide capital to facilitate our expansion into new businesses that are complementary to our existing asset management and financial advisory businesses and that can benefit from being affiliated with us, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units in accordance with our distribution policy. Our own capital commitments to our funds and funds we invest in as of December 31, 2007, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP V	$629,356	$348,688
BCP IV	150,000	25,558
BCOM	50,000	6,578
Real Estate Funds
BREP VI	750,000	464,357
BREP V	52,545	9,610
BREP International II	29,458	7,833
BREP IV	50,000	4,962
BREP International	20,000	3,695
Marketable Alternative Asset Management
BMEZZ II	17,692	8,625
BMEZZ	41,000	2,609
Strategic Alliance	50,000	43,066
Value Recovery	25,000	22,749
Credit Liquidity Partners	32,244	32,244

Total	$1,897,295	$980,574

Taking into account generally expected market conditions, we believe that the sources of liquidity described below will be sufficient to fund our working capital requirements.

In addition to the cash we received in connection with our IPO, we receive cash from time to time from (1) cash generated from operations, (2) carried interest and incentive income realizations and (3) realizations on the investments that we make. We expect to use this cash to assist us in making cash distributions to our common unitholders on a quarterly basis in accordance with our distribution policy. Our ability to make cash distributions to our common unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. Cash distributed to unitholders may be provided through distributions from the entities that comprise our business or through borrowings from our existing or future credit facilities.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility require that the ratio of recourse debt of the Blackstone Holdings partnerships on a combined basis to partners’ capital of the Blackstone Holdings partnerships on a combined basis be no greater than one to one, which may prohibit us from making certain distributions. Subject to a notice period and a cure period, distributions in violation of the terms of our revolving credit facility would result in a default under our revolving credit facility.

In the future, we may also issue additional common units and other securities to investors and our employees with the objective of increasing our available capital which would be used for purposes similar to those noted above.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. Approximately $300 million of our authorization is currently intended to offset the issuance of units as part of the consideration in the GSO acquisition.

We intend to use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. We do not anticipate approaching significant leverage levels over the next year or two since the net proceeds from the IPO and the sale of non-voting common units to the Beijing Wonderful Investments are expected to be our principal source of financing for our business during that period. However, our debt-to-equity ratio may increase substantially in the future. This strategy will expose us to the typical risks associated with the use of substantial leverage, including affecting the credit ratings that may be assigned to our debt by rating agencies. For a description of our credit facilities, see Note 9 to the consolidated and combined financial statements.

Our corporate private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors. Our corporate private equity funds and real estate funds make direct or indirect investments in companies that utilize leverage in their capital structure, including leverage incurred by the portfolio company resulting from the structuring of the fund’s investment in the portfolio company. The degree of leverage employed varies among portfolio companies based on market conditions and the portfolio company’s financial situation. Our corporate private equity funds and real estate funds do not monitor leverage employed by their portfolio companies in the aggregate. However, for companies under our funds’ control or over which our funds have significant influence, it is our policy to endeavor to cause the portfolio company to maintain appropriate controls over its liquidity and interest rate exposures.

Our MAAM entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by our funds are purchasing securities on margin, utilizing collateralized financing and using derivative instruments. The fair value of derivatives generally will be between 0% to 20% of the funds’ net asset values. Generally, gross leverage will be in the range of 0% to 250% of our funds’ net asset values, and net leverage exposure on certain of our funds is generally in the range of 0% to 75% of our funds’ net asset values. Additionally, our funds generally hold between 0% to 15% of their net asset values in cash and cash equivalents.

Critical Accounting Policies

We prepare our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Our assumptions and our actual results may be affected negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our consolidated and combined financial statements for a summary of our significant accounting policies.

Principles of Consolidation

Our policy is to combine, or consolidate, as appropriate, those entities in which, through Blackstone personnel, we have control over significant operating, financial or investing decisions of the entity.

For entities that are determined to be VIE’s, we consolidate those entities where we absorb a majority of the expected losses or a majority of the expected residual returns, or both, of such entity pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46(R)”). The evaluation of whether a fund is subject to the requirements of FIN 46(R) as a VIE and the determination of whether we should consolidate such a VIE requires management’s judgment. In addition, we consolidate those entities we control through a majority voting interest or otherwise, including those Blackstone funds in which the general partners are presumed to have control over them pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46(R) and EITF 04-5 have been applied retrospectively to prior periods. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other revenues. Our revenue recognition policies are as follows:

(1)	Fund Management Fees. Fund management fees are comprised of fees charged directly to funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees). Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees and expenses with the limited partners of the fund. These shared items (“management fee reductions”) reduce the management fees received from the limited partners.

(2)	Advisory Fees. Financial advisory fees consist of advisory retainer and transaction based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

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

Investment Income. Blackstone and its consolidated funds generate realized and unrealized gains from underlying principal investments in corporate private equity, real estate and marketable alternative asset management funds. Net gains (losses) from our principal investment activities and resultant Investment Income reflect a combination of internal and external factors. The external factors affecting the net gains associated with our investing activities vary by asset class but are broadly driven by the market considerations discussed above. The key external measures that we monitor for purposes of deriving our investment income include: price/earnings ratios and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for benchmark public companies and comparable transactions and capitalization rates (“cap rates”) for real estate property investments and corporate discounted cash flow analysis. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments. These measures generally represent the relative value at which comparable entities have either been sold or at which they trade in the public marketplace. Other than the information from our hedge fund managers, we refer to these measures generally as exit multiples. Internal factors that are managed and monitored include a variety of cash flow and operating performance measures, most commonly EBITDA and net operating income.

Investments, at Fair Value

The Blackstone funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. Such funds reflect their investments, including securities sold, not yet purchased, on the consolidated and combined statements of financial condition at their estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of other income in the consolidated and combined statements of income. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, these funds do not consolidate their majority-owned and controlled investments. We have retained the specialized accounting of the Blackstone funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Effective January 1, 2007 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Note 4 to the consolidated and combined financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

Investments for which market prices are not observable are generally either private investments in the equity of operating companies or real estate properties or investments in funds managed by others. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. Generally these valuations are derived by multiplying a key performance metric of the investee company or asset (e.g., EBITDA) by the relevant valuation multiple observed for comparable companies or transactions, adjusted by management for differences between the investment and the referenced comparable. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. If the fair value of private investments held cannot be valued by reference to observable valuation measures for comparable companies, then the primary analytical method used to estimate the fair value of such private investments is the discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute projected return on investment.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures including interest and penalties. The Partnership adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Partnership’s consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted SFAS No. 157 as of January 1, 2007. The adoption of SFAS No. 157 did not have a material impact on the Partnership’s consolidated and combined financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Blackstone adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on Blackstone’s consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46(R) to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide Investment Companies, FSP FIN 46(R)-7 amends FIN 46(R), to make permanent the temporary deferral of the application of FIN 46(R), to entities within the scope of the guide under AICPA Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Partnership.

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1, as originally issued, was to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. In February 2008, the FASB issued FSP SOP 07-1-1 Effective Date of AICPA Statement of Position 07-1, to indefinitely defer the effective date of SOP 07-1. The Partnership intends to monitor future developments associated with this statement in order to assess the impact, if any, that may result.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 as of January 1, 2008 is not expected to have a material impact on Blackstone’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs—qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46(R), we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in corporate private equity, real estate, mezzanine and funds of hedge funds. For additional information about our involvement with VIEs, see Note 4, “Investments—Investment in Variable Interest Entities” in the Notes to the consolidated and combined financial statements.

In addition to VIEs, in the ordinary course of business certain combined entities of the Blackstone funds issue various guarantees to counterparties in connection with investments, debt, leasing and other transactions. See Note 10, “Commitments and Contingencies” in Notes to the consolidated and combined financial statements for a discussion of guarantees.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2007 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	January 1, 2008 to December 31, 2008	2009–2010	2011–2012	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$24,944	$79,369	$83,188	$370,964	$558,465
Purchase Obligations	4,377	3,709	107	—	8,193
Blackstone Operating Entities Loan and Credit Facilities Payable (2)	23,877	54,471	30,471	—	108,819
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (3)	4,065	5,570	943	—	10,578
Blackstone Funds Debt Obligations Payable (4)	21,570	—	—	—	21,570
Interest on Blackstone Funds Debt Obligations Payable (5)	1,100	—	—	—	1,100
Blackstone Fund Capital Commitments to Investee Funds (6)	4,183	—	—	—	4,183
Due to Predecessor Owners in Connection with Tax Receivable Agreement (7)	16,461	41,275	73,544	628,874	760,154
Blackstone Operating Entities Capital Commitments to Blackstone Funds (8)	980,574	—	—	—	980,574

Consolidated Contractual Obligations	1,081,151	184,394	188,253	999,838	2,453,636
Blackstone Funds Debt Obligations Payable (4)	(21,570)	—	—	—	(21,570)
Interest on Blackstone Funds Debt Obligations Payable (5)	(1,100)	—	—	—	(1,100)
Blackstone Fund Capital Commitments to Investee Funds (6)	(4,183)	—	—	—	(4,183)

Blackstone Operating Entities Contractual Obligations	$1,054,298	$184,394	$188,253	$999,838	$2,426,783

(1)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the consolidated and combined statement of financial condition as of December 31, 2007.
(2)	Represents borrowings for employee term and bridge facilities program and for a corporate debt investment program.
(3)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2007, at spreads to market rates pursuant to the financing agreements, and range from 5.50% to 7.75%.
(4)	These obligations are those of the Blackstone funds.
(5)	Represents interest to be paid over the maturity of the related Blackstone funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2007, at spreads to market rates pursuant to the financing agreements, and range from 4.71% to 6.85%.

(6)	These obligations represent commitments of the consolidated Blackstone funds of hedge funds to make capital contributions to investee funds. These amounts are generally due on demand and are therefore presented in the less than one year category.
(7)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to the predecessor owners for the tax savings realized from the taxable purchases of their interests in connection with the Reorganization. The timing of the payments is dependent on the tax savings actually realized as determined annually.
(8)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $6.0 million of letters of credit outstanding to provide collateral support related to a credit facility at December 31, 2007.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated and combined financial statements as of December 31, 2007.

Clawback Obligations

At December 31, 2007, due to the funds’ performance results, none of the general partners of our corporate private equity, real estate and mezzanine funds had a clawback obligation to any limited partners of the funds. Since the inception of the funds, the general partners have not been required to make a clawback payment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

•

In our capacity as advisor to certain of our marketable alternative asset management funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (1) capital commitments to a Blackstone fund, (2) capital invested in a Blackstone fund or (3) the net asset value, or NAV, of a Blackstone fund, as described in our consolidated and combined financial statements. Management fees will only be directly affected by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2007 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 28.2% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of December 31, 2007, we estimate that a 10% decline in fair value of the investments and securities would have the following effects:(1) management fees would decrease by $29.3 million on an annual basis, (2) performance fees and allocations would decrease by $544.4 million and (3) investment income would decrease by $213.1 million.

Exchange Rate Risk

The Blackstone funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of December 31, 2007, a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (1) management fees would decrease by $6.8 million on an annual basis, (2) performance fees and allocations would decrease by $179.8 million and (3) investment income would decrease by $21.6 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2007, we estimate that interest expense relating to variable rate debt obligations payable would increase by $1.3 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated and combined statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2007 and 2006, and the related consolidated and combined statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Blackstone’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Blackstone is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Blackstone’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2008

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2007	December 31, 2006
Assets
Cash and Cash Equivalents	$868,629	$129,443
Cash Held by Blackstone Funds	163,696	810,725
Investments, at Fair Value	7,145,156	31,263,573
Accounts Receivable	213,086	594,498
Due from Brokers	812,250	398,196
Investment Subscriptions Paid in Advance	36,698	280,917
Due from Affiliates	855,854	318,892
Intangible Assets, Net	604,681	–
Goodwill	1,597,474	–
Other Assets	99,366	88,772
Deferred Tax Assets	777,310	6,028

Total Assets	$13,174,200	$33,891,044

Liabilities and Partners’ Capital
Loans Payable	$130,389	$975,981
Amounts Due to Non-Controlling Interest Holders	269,901	647,418
Securities Sold, Not Yet Purchased	1,196,858	422,788
Due to Affiliates	831,609	103,428
Accrued Compensation and Benefits	188,997	66,301
Accounts Payable, Accrued Expenses and Other Liabilities	250,445	157,355

Total Liabilities	2,868,199	2,373,271

Commitments and Contingencies

Non-Controlling Interests in Consolidated Entities	6,079,156	28,794,894

Partners’ Capital
Partners’ Capital (common units, 260,471,862 issued and 259,826,700 outstanding as of December 31, 2007)	4,226,500	2,712,605
Accumulated Other Comprehensive Income	345	10,274

Total Partners’ Capital	4,226,845	2,722,879

Total Liabilities and Partners’ Capital	$13,174,200	$33,891,044

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Income

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Management and Advisory Fees	$1,566,047	$1,077,139	$478,908
Performance Fees and Allocations	1,125,053	1,267,764	880,906
Investment Income and Other	359,048	272,526	208,418

Total Revenues	3,050,148	2,617,429	1,568,232

Expenses
Compensation and Benefits	2,256,647	250,067	182,604
Interest	32,080	36,932	23,830
General, Administrative and Other	324,200	122,395	87,413
Fund Expenses	151,917	143,695	67,972

Total Expenses	2,764,844	553,089	361,819

Other Income
Net Gains from Fund Investment Activities	5,423,132	6,090,145	4,071,046

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	5,708,436	8,154,485	5,277,459
Non-Controlling Interests in Income of Consolidated Entities	4,059,221	5,856,345	3,934,536

Income Before Provision for Taxes	1,649,215	2,298,140	1,342,923
Provision for Taxes	25,978	31,934	12,260

Net Income	$1,623,237	$2,266,206	$1,330,663

	June 19, 2007 through December 31, 2007
Net Loss	$(335,514)

Net Loss Per Common Unit
Basic	$(1.29)

Diluted	$(1.29)

Weighted-Average Common Units
Basic	259,979,606

Diluted	259,979,606

Revenues Earned from Affiliates
Management and Advisory Fees	$594,967	$405,345	$140,994

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Changes in Partners’ Capital

(Dollars in Thousands Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at December 31, 2004	—	$1,936,013	$418	$1,936,431	$—
Net Income		1,330,663		1,330,663	1,330,663
Currency Translation Adjustment			(2,045)	(2,045)	(2,045)
Net Unrealized Gain on Cash Flow Hedges			7,823	7,823	7,823
Capital Contributions		119,151		119,151
Capital Distributions		(1,567,078)		(1,567,078)

Balance at December 31, 2005	—	1,818,749	6,196	1,824,945	1,336,441
Net Income		2,266,206		2,266,206	2,266,206
Currency Translation Adjustment			4,098	4,098	4,098
Net Unrealized Loss on Cash Flow Hedges			(20)	(20)	(20)
Capital Contributions		212,594		212,594
Capital Distributions		(1,584,944)		(1,584,944)

Balance at December 31, 2006	—	2,712,605	10,274	2,722,879	2,270,284
Net Income		1,958,751		1,958,751	1,958,751
Currency Translation Adjustment			(191)	(191)	(191)
Net Unrealized Loss on Cash Flow Hedges			(6,930)	(6,930)	(6,930)
Capital Contributions		233,659		233,659
Capital Distributions		(2,492,352)		(2,492,352)
Elimination of Non-Contributed Entities		(161,103)	(2,803)	(163,906)
Transfer of Non-Controlling Interests in Consolidated Entities		(2,216,284)		(2,216,284)

Balance at June 18, 2007	—	35,276	350	35,626	1,951,630

Balance at June 19, 2007	—	35,276	350	35,626	1,951,630
Issuance of Units in Initial Public Offering, net of issuance costs	153,333,334	4,501,240		4,501,240
Issuance of Units to Beijing Wonderful Investments	101,334,234	3,000,000		3,000,000
Purchase of Interests from Predecessor Owners		(4,570,756)		(4,570,756)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests		111,876		111,876
Transfer of Non-Controlling Interests in Consolidated Entities		1,174,367		1,174,367
Net Loss		(335,514)		(335,514)	(335,514)
Distribution to Unitholders		(78,794)		(78,794)
Currency Translation Adjustment			(5)	(5)	(5)
Equity-Based Compensation		404,850		404,850
Vested Deferred Restricted Common Units	5,804,294	—	—	—	—
Repurchase of Common Units	(645,162)	(16,045)		(16,045)

Balance at December 31, 2007	254,022,406	$4,226,500	$345	$4,226,845	$1,616,111

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net Income	$1,623,237	$2,266,206	$1,330,663
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income of Consolidated Entities	1,521,303	3,950,664	3,631,179
Net Realized Gains on Investments	(3,800,137)	(5,054,995)	(4,918,364)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(13,630)	(585,555)	113,934
Non-Cash Performance Fees and Allocations	(187,070)	—	—
Equity-Based Compensation Expense	1,765,188	—	—
Intangible Amortization	117,607	—	—
Other Non-Cash Amounts Included in Net Income	11,221	(41,929)	(52,427)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds	643,410	(447,068)	(81,527)
Cash Relinquished with Deconsolidation of Partnership	(884,480)	—	—
Cash Relinquished with Consolidation of Partnership	—	—	19,578
Due from Brokers	(414,053)	(398,196)	—
Accounts Receivable	337,824	(431,044)	150,215
Due from Affiliates	(969,055)	(76,700)	3,328
Other Assets	(53,602)	(21,252)	(9,143)
Accrued Compensation and Benefits	95,059	20,257	11,355
Accounts Payable, Accrued Expenses and Other Liabilities	242,969	38,470	(65,298)
Due to Affiliates	805,687	47,665	87
Amounts Due to Non-Controlling Interest Holders	7,659	113,188	(32,734)
Blackstone Funds Related:
Investments Purchased	(33,655,862)	(14,638,659)	(5,791,376)
Cash Proceeds from Sale of Investments	31,956,429	10,862,334	8,399,788

Net Cash (Used in) Provided by Operating Activities	(850,296)	(4,396,614)	2,709,258

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(32,307)	(24,190)	(7,353)
Elimination of Cash for Non-Contributed Entities	(23,292)	—	—

Net Cash Used in Investing Activities	(55,599)	(24,190)	(7,353)

Financing Activities
Issuance of Units in Initial Public Offering and to Beijing Wonderful Investments	7,501,240	—	—
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(5,731,806)	(6,653,590)	(6,257,445)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	7,132,074	12,321,339	5,040,610
Contributions from Predecessor Owners	583,773	212,594	119,151
Distributions to Predecessor Owners	(2,932,918)	(1,551,957)	(1,327,169)
Purchase of Interests from Predecessor Owners	(4,570,756)	—	—
Repurchase of Units	(16,045)	—	—
Proceeds from Loans Payable	5,254,787	7,634,786	2,623,231
Repayment of Loans Payable	(5,497,113)	(7,499,857)	(2,936,728)
Payment of Dividend	(78,794)	—	—

Net Cash Provided by (Used in) Financing Activities	1,644,442	4,463,315	(2,738,350)

continued...

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
Effect of Exchange Rate Changes on Cash and Cash Equivalents	639	518	(2,832)

Net Increase (Decrease) in Cash and Cash Equivalents	739,186	43,029	(39,277)
Cash and Cash Equivalents, Beginning of Period	129,443	86,414	125,691

Cash and Cash Equivalents, End of Period	$868,629	$129,443	$86,414

Supplemental Disclosures of Cash Flow Information
Payments for Interest	$60,326	$79,469	$30,761

Payments for Income Taxes	$75,899	$19,669	$18,726

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Investment Transactions of Consolidated Blackstone Funds	$—	$2,119,246	$1,752,904

Supplemental Non-Cash Financing Activities
Non-Cash Distributions to Non-Controlling Interest Holders	$(22,169)	$138,967	$948,651

Non-Cash Distributions to Partners	$49,763	$32,987	$239,909

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$2,241,660	$589,511

Elimination of Capital of Non-Contributed Entities	$118,947	$—	$—

Elimination of Non-Controlling Interests of Non-Contributed Entities	$163,906	$—	$—

Transfer of Partners’ Capital to Non-Controlling Interests	$2,216,284	$—	$—

Distribution Payable to Predecessor Owners	$65,995	$—	$—

Reorganization of the Partnership:
Goodwill as a Result of Reorganization	$(1,597,474)	$—	$—

Intangibles as a Result of Reorganization	$(722,288)	$—	$—

Accounts Payable, Accrued Expenses and Other Liabilities	$8,801	$—	$—

Due to Affiliates	$55,157	$—	$—

Non-Controlling Interest in Consolidated Entities	$2,255,804	$—	$—

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(745,837)	$—	$—

Due to Affiliates	$633,961	$—	$—

Partners’ Capital	$111,876	$—	$—

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services based in New York. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds, closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds.” Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Basis of Presentation – The accompanying consolidated and combined financial statements include (1) subsequent to the reorganization as described below, the consolidated accounts of Blackstone, and (2) prior to the reorganization the entities engaged in the above businesses under the common ownership of the two founders of Blackstone, Stephen A. Schwarzman and Peter G. Peterson (the “Founders”), Blackstone’s other senior managing directors and selected other individuals engaged in some of Blackstone’s businesses, personal planning vehicles beneficially owned by the families of these individuals and a subsidiary of American International Group, Inc. (“AIG”), collectively referred to as the “predecessor owners”.

Certain of the Blackstone Funds are included in the consolidated and combined financial statements of the Partnership. Consequently, the consolidated and combined financial statements of the Partnership reflect the assets, liabilities, revenues, expenses and cash flows of these consolidated Blackstone Funds on a gross basis. The majority economic ownership interests in these funds are reflected as Non-Controlling Interests in Consolidated Entities in the consolidated and combined financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital.

The Partnership’s interest in Blackstone Holdings (see “Reorganization of the Partnership” below) is within the scope of the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interest for the economic interests in Blackstone Holdings held directly by the Founders, the senior managing directors, selected other individuals engaged in some of Blackstone’s businesses and AIG.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

Blackstone also entered into an exchange agreement with holders of partnership units in Blackstone Holdings (other than the Partnership’s wholly-owned subsidiaries) so that these holders, subject to the vesting, minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year exchange their Blackstone Holdings Partnership Units for Blackstone Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for one common unit in the Partnership. The terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” refer collectively to a partnership unit in each of the Blackstone Holdings partnerships.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of the predecessor owners. Such amounts totaled $840.1 million. The undistributed balance of $66.0 million as of December 31, 2007 has been recorded as a component of Due to Affiliates and was paid out in January 2008.

Initial Public Offering – On June 27, 2007, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership completed the sale of non-voting common units, representing approximately 9.3% of the equity in Blackstone, to Beijing Wonderful Investments, an investment vehicle established by the People’s Republic of China with respect to its foreign exchange reserve. Beijing Wonderful Investments is restricted in the future from engaging in a purchase of Blackstone Common Units that would result in its equity interest in Blackstone exceeding 10%.

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

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and four of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s consolidated and combined financial statements up to the effective date of these rights.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting – The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – The Partnership’s policy is to combine, or consolidate, as appropriate, those entities in which it, through the Blackstone personnel, have control over significant operating, financial or investing decisions of the entity.

For Blackstone Funds that are determined to be variable interest entities (“VIE”), Blackstone consolidates those entities where it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of such entities pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB 51 (“FIN 46(R)”). In addition, Blackstone consolidates those entities it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control over them pursuant to FASB Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46(R) and EITF 04-5 have been applied retrospectively to prior periods. Intercompany transactions and balances have been eliminated.

For operating entities over which the Partnership exercises significant influence but which do not meet the requirements for consolidation, the Partnership uses the equity method of accounting whereby it records its share of the underlying income or losses of these entities.

In those cases where the Partnership’s investment is less than 20% (3% in the case of partnership interests), and significant influence does not exist, such investments are carried at fair value.

Use of Estimates – The preparation of the consolidated and combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues, expenses and other income during the reporting periods. Actual results could differ from those estimates and such differences could be material to the consolidated and combined financial statements.

Cash and Cash Equivalents – The Partnership considers all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents.

Cash Held by Blackstone Funds – Cash Held by Blackstone Funds consists of cash and cash equivalents held by the Blackstone Funds which, although not legally restricted, is not available to fund the general liquidity needs of Blackstone.

Investments, At Fair Value – The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. Thus, such funds reflect their investments, including Securities Sold, Not Yet Purchased, on the Consolidated and Combined Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, these funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”). The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

A significant number of the investments have been valued by the Partnership, in the absence of observable market prices, using the valuation methodologies described below. Additional information regarding these investments is provided in Note 4 to the consolidated and combined financial statements. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions. The Partnership estimates the fair value of investments when market prices are not observable as follows.

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

Funds of hedge funds – Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund. If the Partnership determines, based on its own due diligence and investment procedures, that the valuation for any Investee Fund based on information provided by the Investee Fund’s management does not represent fair value, the Partnership shall estimate the fair value of the Investee Fund in good faith and in a manner that it reasonably chooses.

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

Equity Method Investments – Blackstone’s general partner interests in the applicable Blackstone Funds are within the scope of EITF 04-5. Historically, Blackstone has consolidated its general partners’ interests in the corporate private equity, real estate and mezzanine funds and certain funds of hedge funds that it manages. In conjunction with its IPO and as described in Note 1, Blackstone granted rights to unaffiliated limited partner fund investors to provide that a simple majority of the fund’s investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. Consequently, these general partners no longer control, but retain significant influence over, the activities of certain of the funds and will account for these general partners’ interests using the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Blackstone’s equity in earnings (losses) from equity method investees is included in Investment Income and Other in the Consolidated and Combined Statements of Income as such investments represent an integral part of Blackstone’s business.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

Accounts Receivable – Accounts Receivable consists primarily of amounts due to Blackstone’s fund placement business, amounts relating to redemptions from the underlying hedge funds in Blackstone’s funds of hedge funds, amounts due from limited partners for fund management fees, and receivables related to Advisory Fees and client expenses.

Investment Subscriptions Paid in Advance – Investment Subscriptions Paid in Advance by the Partnership represent cash paid prior to the effective date of an investment to facilitate the deployment of investment proceeds to affiliated and third party managers.

Furniture, Equipment and Leasehold Improvements – Furniture, equipment and leasehold improvements consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally 15 years, and three to seven years for other fixed assets. The Partnership evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Business Combinations – The Partnership accounts for acquisitions using the purchase method of accounting in accordance with SFAS No. 141. The purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The consolidated and combined financial statements of the Partnership for the periods presented does not reflect any business combinations. However, the acquisition of non-controlling interests described in Notes 1 and 3 is accounted for using the purchase method of accounting pursuant to SFAS No. 141.

Goodwill and Intangible Assets – SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), does not permit the amortization of goodwill and indefinite-lived assets. Under SFAS No. 142, these assets must be reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred.

The following table outlines changes to the carrying amount of goodwill:

Balance at December 31, 2006	$—
Additions	1,551,175
Purchase price adjustments	46,299

Balance at December 31, 2007	$1,597,474

Identifiable finite lived intangible assets are amortized over their estimated useful lives ranging from three to 10 years, which are periodically reevaluated for impairment or when circumstances indicate impairment may have occurred in accordance with SFAS No. 144. Our intangible assets consist of the contractual right to future fee income from management, advisory and incentive fee contracts and the contractual right to earn future carried interest from our corporate private equity, real estate and mezzanine funds. No goodwill or other intangible assets were impaired as of December 31, 2007.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Non-Controlling Interests in Consolidated Entities – Non-controlling interests related to the corporate private equity, real estate and mezzanine funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to funds of hedge funds and hedge funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in such funds following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years). When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

In many cases, the Partnership’s general partner interests in the Blackstone Funds entitle the Partnership to an allocation of income (a “carried interest” or incentive fee) in the event that the fund achieves specified cumulative investment returns. The carried interest to the Partnership ranges from 10% to 20%. The incentive fees range from 5% to 20%. The Partnership records such allocations in the determination of the Non-Controlling Interests in Income of Consolidated Entities when the returns at the respective Blackstone Funds meet or exceed the cumulative investment returns to the limited partners established in the relevant agreements.

Amounts Due to Non-Controlling Interest Holders – Amounts Due to Non-Controlling Interest Holders consist primarily of shareholder/investor redemptions and capital withdrawals payable by the Blackstone Funds.

Derivatives and Hedging Activities – The Partnership enters into derivative financial instruments for investment purposes and to manage interest rate and foreign exchange risk arising from certain assets and liabilities. All derivatives are recognized as either assets or liabilities in the Consolidated and Combined Statements of Financial Condition and measured at fair value. Derivatives used in connection with investment activities are recorded at fair value and changes in value are recorded in income currently.

Cash Flow Hedges – For qualifying cash flow hedges, the Partnership records the effective portion of changes in the fair value of derivatives designated as cash flow hedging instruments in Other Comprehensive Income, which is a component of Partners’ Capital. Any ineffective portion of the cash flow hedges is included in current period income. The Partnership’s hedging activities are immaterial to the consolidated and combined financial statements.

Foreign Currency Translation and Transactions – Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the Consolidated and Combined Statements of Income accounts are translated at rates of exchange in effect throughout the year. Foreign currency gains and losses resulting from transactions outside of the functional currency of an entity, which are not significant, are included in Net Income.

Comprehensive Income – Comprehensive Income consists of Net Income and Other Comprehensive Income. The Partnership’s Other Comprehensive Income is comprised of unrealized gains and losses on cash flow hedges and foreign currency cumulative translation adjustments.

Management and Advisory Fees – The Partnership has reclassified into a single revenue component the amounts historically reported as Fund Management Fees and Advisory Fees. Historically, in certain management fee arrangements, Blackstone received a fee attributable to fund performance. Such amounts have been reclassified and included in Performance Fees and Allocations.

Performance Fees and Allocations – Performance Fees and Allocations consist principally of the preferential allocations of profits (“carried interest”) which are a component of the general partners’ interests in the corporate private equity, real estate and mezzanine funds. Blackstone is entitled to carried interest from an investment fund when the fund achieves cumulative investment returns in excess of a specified rate. The Partnership records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. In certain performance fee arrangements related to hedge funds in the marketable alternative asset management segment, Blackstone is entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income and Other – Investment Income and Other principally reflects the investment performance, realized and unrealized, of Blackstone’s investments in the Blackstone Funds as well as Blackstone’s equity in earnings (loss) from equity method investees.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), profit-sharing plans and the amortization of equity-based compensation as described below. Bonuses are accrued over the service period to which they relate. Benefits include both senior managing directors’ and employees’ benefit expense. Prior to the IPO, payments made to senior managing directors were accounted for as partnership distributions rather than as compensation.

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

Profit Sharing Plan – The Partnership has implemented profit sharing arrangements for Blackstone personnel working in its businesses, including the hedge fund related businesses, across its different operations designed to achieve a relationship between compensation levels and results that are appropriate for each operation given prevailing market conditions. A portion of the carried interest and Performance Fees and Allocations earned subsequent to the Reorganization with respect to certain funds is due to senior managing directors and employees. These amounts are accounted for by the Partnership as compensatory profit-sharing arrangements in conjunction with the related carried interest income and recorded as compensation expense. Currently, approximately 40% of the carried interest earned under these arrangements is paid to these individuals who work in the related operations. Departed partners are also entitled to their vested share of carried interest distributions received from our carry funds and are also liable for their applicable share of losses on carry funds up to the amount of the after-tax carried interest distributions they received from a carry fund.

Net Income (Loss) Per Common Unit – The Partnership computes Net Income (Loss) per Common Unit in accordance with SFAS No. 128, Earnings Per Share. Basic Net Income (Loss) per Common Unit is computed by dividing income (loss) available to common unitholders by the weighted-average number of common units outstanding for the period. Diluted Net Income (Loss) per Common Unit reflects the assumed conversion of all dilutive securities. Prior to the Reorganization, Blackstone’s business was conducted through a large number of entities as to which there was no single holding entity but which were separately owned by Blackstone personnel. There was no single capital structure upon which to calculate historical earnings per unit information. Accordingly, earnings per unit information has not been presented for historical periods prior to the Reorganization.

Income Taxes – Blackstone has historically operated as a partnership or limited liability company for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, income has not been subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represent obligations of the individual partners and members and have not been reflected in the historical combined financial statements. Income taxes shown on the Partnership’s historical combined statements of income are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Blackstone uses the liability method to account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Blackstone reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Following the Reorganization, the Blackstone Holdings partnerships and certain of their subsidiaries continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to New York City unincorporated business taxes, or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings Partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the consolidated financial statements.

Recent Accounting Pronouncements – In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. The Partnership adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Partnership’s consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Partnership adopted SFAS No. 157 as of January 1, 2007. The adoption of SFAS No. 157 did not have a material impact on the Partnership’s consolidated and combined financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Partnership adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Partnership’s consolidated and combined financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”) which provides clarification on the applicability of FIN 46(R), as revised to the accounting for investments by entities that apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. FSP FIN 46(R)-7 amends FIN 46(R), as revised to make permanent the temporary deferral of the application of
FIN 46(R), as revised to entities within the scope of the guide under Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The adoption of FSP FIN 46(R)-7 is not expected to have a material impact on the Partnership.

SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1, as originally issued, was to be effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. In February 2008, the FASB issued FSP SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, to indefinitely defer the effective date of SOP 07-1. The Partnership intends to monitor future developments associated with this statement in order to assess the impact, if any, that may result.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 as of January 1, 2008 is not expected to have a material impact on the Partnership’s consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

The total consideration paid to holders outside of the Control Group was $2.76 billion and reflected (1) 68,279,449 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.12 billion based on the initial public offering price of $31.00 per common unit, and (2) cash of $643.3 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximated $2.26 billion and has been included in the captions Goodwill and Intangible Assets in the Consolidated Statement of Financial Condition as of December 31, 2007. The finite-lived intangible assets related to the contractual right to future fee income from management, advisory and incentive fee contracts and the contractual right to earn future carried interest from the corporate private equity, real estate and mezzanine funds was $722.3 million. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $64.0 million) is $1.60 billion and has been recorded as Goodwill.

The Partnership is finalizing the purchase price allocation, including the determination of goodwill attributable to the reporting segments. To the extent that the estimates used in the preliminary purchase price allocation need to be adjusted further, the Partnership will do so upon making that determination but not later than one year from the date of acquisition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Purchase Price	$2,759,981

Goodwill	$1,597,474
Finite-Lived Intangible Assets/Contractual Rights	722,288
Other Liabilities	(63,958)

Increase to Non-Controlling Interests in Consolidated Entities	2,255,804
Net Assets Acquired, at Fair Value	504,177

Preliminary Purchase Price Allocation	$2,759,981

4.	INVESTMENTS

Investments

A condensed summary of Investments consist of the following:

	December 31,
	2007	2006
Investments of Consolidated Blackstone Funds	$3,951,293	$31,066,974
Equity Method Investments	1,971,228	133,335
Performance Fees and Allocations	1,150,264	—
Other Investments	72,371	63,264

	$7,145,156	$31,263,573

The decrease of Investments of Consolidated Blackstone Funds and the increase of Equity Method Investments and Performance Fees and Allocations was the result of the deconsolidation of Blackstone Funds as described in Note 1.

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$905,049	$870,350	22.9%	2.8%
Diversified Investments	756,654	2,145,729	19.1%	6.9%
Equity	136,530	2,408,012	3.5%	7.8%
Other	2,193	473,908	0.1%	1.5%

Investment Funds Total (Cost: 2007 $1,547,297; 2006 $4,864,068)	1,800,426	5,897,999	45.6%	19.0%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	216,406	7,323,918	5.5%	23.6%
Life Sciences, including Healthcare	51,682	1,818,875	1.3%	5.9%
Technology, Media and Telecommunications	36,789	2,119,259	0.9%	6.8%
Manufacturing	18,462	1,197,190	0.5%	3.9%
Energy	7,171	138,174	0.2%	0.4%
Other	14,131	64,699	0.4%	0.2%

Partnership and LLC Interests Total (Cost: 2007 $260,372; 2006 $8,169,518)	344,641	12,662,115	8.8%	40.8%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Common Stock
Manufacturing	383,937	1,858,483	9.5%	5.9%
Energy	144,783	240,170	3.7%	0.8%
Financial Services	100,719	1,055,661	2.5%	3.4%
Technology, Media and Telecommunications	67,116	2,104,697	1.7%	6.8%
Other	168,898	637,894	4.3%	2.1%

Common Stock Total (Cost: 2007 $833,898; 2006 $3,692,732)	865,453	5,896,905	21.7%	19.0%
Other, principally preferred stock and warrants (Cost: 2007 $10,099; 2006 $34,729)	13,987	63,856	0.4%	0.2%

Equity Securities Total (Cost: 2007 $843,997; 2006 $3,727,461)	879,440	5,960,761	22.1%	19.2%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2007 $7,757; 2006 $394,805)	7,507	383,941	0.2%	1.2%

United States and Canada Total (Cost: 2007 $2,659,423; 2006 $17,155,852)	3,032,014	24,904,816	76.7%	80.2%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Europe
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	$38,602	$1,239,778	1.0%	4.0%
Technology, Media and Telecommunications	14,592	1,099,904	0.4%	3.5%
Other	894	—	—	—

Partnership and LLC Interests Total (Cost: 2007 $45,859; 2006 $1,966,987)	54,088	2,339,682	1.4%	7.5%

Equity Securities, principally related to corporate private equity funds
Common Stock
Manufacturing	302,524	—	7.7%	—
Technology, Media and Telecommunications	43,672	1,879,921	1.1%	6.1%
Other	14,655	1,437,567	0.4%	4.6%

Common Stock Total (Cost: 2007 $339,269; 2006 $2,595,354)	360,851	3,317,488	9.2%	10.7%
Preferred Stock, principally Real Estate including Consumer Business (Cost: 2007 $162,328; Cost: 2006 $188,618)	205,511	187,748	5.2%	0.6%
Other, principally interest rate swaps ($5,584; $ )	4,733	708	0.1%	0.0%

Equity Securities Total (Cost: 2007 $507,181; 2006 $2,783,972)	571,095	3,505,944	14.5%	11.3%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2007 $480; 2006 $44,774)	452	46,086	—	0.1%

Europe Total (Cost: 2007 $553,520; 2006 $4,795,733)	625,635	5,891,712	15.9%	18.9%

Asia Total (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2007 $104,452; 2006 $ )	106,198	—	2.7%	—
Other Total (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2007 $48,901; 2006 $210,927)	187,446	270,446	4.7%	0.9%

Total Investments of Consolidated Blackstone Funds (Cost: 2007 $3,466,296; 2006 $22,162,512)	$3,951,293	$31,066,974	100.0%	100.0%

At December 31, 2007 and 2006, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At December 31, 2007 and 2006, consideration was given as to whether any individual consolidated funds of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At December 31, 2007, the Blackport Capital Fund Ltd., a consolidated feeder fund, had a fair value of $903,311 and was the sole feeder fund investment to exceed the 5.0% threshold. At December 31, 2006 there were no such investments.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which are principally held by certain of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
United States – Equity Instruments
Utilities	$360,952	$119,363	30.2%	28.2%
Manufacturing	214,820	133,991	17.9%	31.7%
Financial Services	208,146	—	17.4%	—
Consumer Business	135,710	—	11.3%	0.1%
Technology, Media and Telecommunications	69,105	—	5.8%	—
Index Funds	—	51,313	—	12.1%
Pharmaceutical	—	27,911	—	6.6%
Other	26,255	—	2.2%	—

United States Total (Proceeds: 2007 $1,013,691; 2006 $330,605)	1,014,988	332,578	84.8%	78.7%

Europe – Equity Instruments
Manufacturing	39,165	19,082	3.3%	4.5%
Utilities	—	34,331	—	8.1%
Other	26,398	—	2.2%	—

Europe Total (Proceeds: 2007 $60,331; 2006 $50,358)	65,563	53,413	5.5%	12.6%

All other regions – Equity Instruments – Manufacturing (Proceeds: 2007 $122,167; 2006 $34,336)	116,307	36,797	9.7%	8.7%

Total (Proceeds: 2007 $1,196,189; 2006 $415,299)	$1,196,858	$422,788	100.0%	100.0%

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds. Net Gains from Fund Investment Activities on the Consolidated and Combined Statements of Income include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held through the consolidated Blackstone Funds:

	Year Ended December 31,
	2007	2006	2005
Realized Gains	$3,509,318	$5,054,995	$4,918,364
Net Change in Unrealized Gains	2,796,235	2,491,236	189,422

	$6,305,553	$7,546,231	$5,107,786

Investments in Variable Interest Entities. Blackstone consolidates certain variable interest entities (“VIEs”) in addition to those entities consolidated under EITF 04-5, when it is determined that Blackstone is the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. The assets of the consolidated VIEs are classified within Investments. The liabilities of the consolidated VIEs are non-recourse to Blackstone’s general credit.

At December 31, 2007, Blackstone was the primary beneficiary of VIEs whose gross assets were $1.33 billion, which is the carrying amount of such financial assets in the consolidated financial statements. The nature of these VIEs include investments in corporate private equity, real estate, mezzanine and funds of hedge funds assets.

Blackstone is also a significant variable interest holder in other VIEs which are not consolidated, as Blackstone is not the primary beneficiary. These VIEs represent certain Blackstone Funds that are funds of hedge

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

funds. At December 31, 2007, gross assets of these entities were approximately $940.5 million. Blackstone’s aggregate maximum exposure to loss was approximately $258.6 million as of December 31, 2007. Blackstone’s involvement with these entities began on the dates that they were formed, which range from July 2002 to January 2006.

Performance Fees and Allocations

Blackstone manages corporate private equity funds, real estate funds, mezzanine funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. In certain performance fee arrangements related to hedge funds in the marketable alternative asset management segment, Blackstone is entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, mezzanine funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF 85-12.

A summary of Blackstone’s equity method investments follows:

	Equity Held December 31,		Equity in Net Income Year Ended December 31,
	2007	2006	2007	2006	2005
Equity Method Investments	$1,971,228	$133,335	$163,495	$31,760	$20,387

The summarized financial information of the funds in which the Partnership has an equity method investment is as follows:

	December 31, 2007 and the Year Then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total
Statement of Financial Condition
Investments	$18,916,046	$16,328,161	$14,074,962	$49,319,169
Other Assets	223,452	281,972	1,250,053	1,755,477

Total Assets	$19,139,498	$16,610,133	$15,325,015	$51,074,646

Debt	27,359	432,319	377,388	837,066
Other Liabilities	218,017	98,476	851,359	1,167,852

Total Liabilities	$245,376	$530,795	$1,228,747	$2,004,918

Partners' Capital	$18,894,122	$16,079,338	$14,096,268	$49,069,728

Statement of Income
Interest Income	$16,953	$12,644	$80,375	$109,972
Other Income	188,823	146,569	1,956	337,348
Interest Expense	(18,571)	(32,815)	(21,816)	(73,202)
Other Expenses	(132,080)	(25,966)	(80,806)	(238,852)
Net Realized and Unrealized Gain (Loss) from Investments	2,091,529	3,266,461	1,750,168	7,108,158

Net Income	$2,146,654	$3,366,893	$1,729,877	$7,243,424

Ownership Percentage Ranging Up To	4%	7%	17%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2007	2006	2005
Realized Gains	$10,050	$6,791	$8,309
Net Change in Unrealized Gains (Losses)	2,803	2,514	6,048

	$12,853	$9,305	$14,357

Fair Value Measurements

The Partnership adopted SFAS No. 157 as of January 1, 2007, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of December 31, 2007:

	Total	Level I	Level II	Level III
Investments of Consolidated Blackstone Funds	$3,951,293	$1,603,519	$14,888	$2,332,886
Other Investments	72,371	36,858	5,857	29,656
Securities Sold, Not Yet Purchased	1,196,858	1,196,858	—	—

The following table summarizes the Level III investments by valuation methodology as of December 31, 2007:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	76.2%	76.2%
Public / Private Company Comparables	12.6%	9.6%	1.6%	23.8%

Total	12.6%	9.6%	77.8%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows.

Year Ended December 31, 2007
Balance, December 31, 2006	$27,564,206
Transfers Out Due to Deconsolidation	(29,956,708)
Transfers Out Due to Reorganization	(1,892,802)
Transfers In Due to Reorganization	28,307
Transfers Out	(721,900)
Purchases (Sales), Net	1,848,732
Realized and Unrealized Gains (Losses), Net	5,492,707

Balance, December 31, 2007	$2,362,542

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at Reporting Date	$7,054

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains from Fund Investment Activities in the Consolidated and Combined Statements of Income.

5.	CREDIT RISK

Credit risk refers to the risk of loss arising from borrower or counterparty default when a borrower, counterparty or obligor does not meet its financial obligations. Certain Blackstone Funds and the Investee Funds are subject to certain inherent credit risks arising from their transactions involving futures, options and securities sold under agreements to repurchase by exposure through its investments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Various entities of the Partnership invest substantially all of their excess cash in an open-end money market fund and a money market demand account, which are included in Cash and Cash Equivalents. The money market fund invests primarily in government securities and other short-term, highly liquid instruments with a low risk of loss. The Partnership continually monitors the fund’s performance in order to manage any risk associated with these investments.

Certain entities of the Partnership hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Partnership minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks and investment banks who meet established credit and capital guidelines. The Partnership does not expect any counterparty to default on its obligation and therefore does not expect to incur any loss due to counterparty default.

6.	DUE FROM BROKERS

Certain Blackstone Funds conduct business with brokers for their investment activities. The clearing and custody operations for these investment activities are performed pursuant to agreements with prime brokers. The Due from Brokers balance represents cash balances at the brokers and net receivables and payables for unsettled security transactions. Blackstone met the criteria for netting under FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105, as there was no cross netting of receivable and payable amounts between the prime brokers and the netting at each prime broker was deemed appropriate because Blackstone has a valid right of set off (due to a continuous net settlement arrangement) with each of the prime brokers. The applicable Blackstone Funds are required to maintain collateral with the brokers either in cash or securities equal to a certain percentage of the fair value of Securities Sold, Not Yet Purchased.

The applicable Blackstone Funds are subject to credit risk to the extent any broker with which the funds conduct business is unable to deliver cash balances or securities, or clear security transactions on their behalf. The Partnership monitors the financial conditions of the brokers with which these funds conduct business and believes the likelihood of loss under the aforementioned circumstances is remote.

7.	GOODWILL AND INTANGIBLE ASSETS

The following is a summary of goodwill and intangible assets resulting from the Reorganization transaction as discussed in Note 3:

December 31, 2007
Finite Lived Intangible Assets/Contractual Rights	$722,288
Less: Accumulated Amortization	(117,607)

Intangible Assets, net	$604,681

Indefinite Lived Intangible Assets:
Goodwill	$1,597,474

Amortization expense associated with our intangible assets was $117.6 million for the year ended December 31, 2007, and is included in General, Administrative and Other in the accompanying Consolidated and Combined Statements of Income. Amortization of intangible assets held at December 31, 2007 is expected to be approximately $219.0 million, $219.0 million, $107.2 million, $10.8 million and $10.8 million in the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	OTHER ASSETS

Other Assets consists of the following:

	December 31,
	2007	2006
Furniture, Equipment and Leasehold Improvements	$121,817	$90,558
Less: Accumulated Depreciation	(57,447)	(46,879)

Furniture, Equipment and Leasehold Improvements, Net	64,370	43,679
Deposits for Pending Investments	—	23,534
Prepaid Expense	26,326	15,776
Other Assets	8,670	5,783

	$99,366	$88,772

Depreciation expense of $11.2 million, $7.3 million and $8.5 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2007, 2006 and 2005, respectively, is included in General, Administrative and Other in the accompanying Consolidated and Combined Statements of Income.

9.	LOANS PAYABLE

The Partnership enters into credit agreements for its general operating and investment purposes and certain Blackstone Funds borrow to meet financing needs of their operating and investing activities. Borrowing facilities have been established for the benefit of selected funds within those business units. When a Blackstone Fund borrows from the facility in which it participates, the proceeds from the borrowing are strictly limited for its intended use by the borrowing fund and not available for other Partnership purposes. The Partnership’s credit facilities consist of the following:

	December 31,
	2007			2006
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,000,000	$—	—	$1,000,000	$340,000	6.13%
On-lending and Bridge Facilities (b)	162,000	105,069	5.50%	225,000	106,344	6.50%
Corporate Debt Credit Facilites (c)	90,000	3,750	7.75%	80,000	29,225	8.04%

	1,252,000	108,819	5.58%	1,305,000	475,569	6.33%
Blackstone Fund Facilities (d)	166,665	21,570	5.10%	2,109,000	500,412	6.13%

	$1,418,665	$130,389	5.50%	$3,414,000	$975,981	6.23%

(a)	Represents short-term borrowings under a revolving credit facility with proceeds used to fund the operating and investing activities of entities of the Partnership. Borrowings bear interest at an adjusted LIBOR rate. Each drawdown has a rollover maturity of not longer than six months. Any open borrowings at June 20, 2008, the end date of the facility, are payable at that time. There is a commitment fee of 0.25% or 0.3% per annum, as defined, on the unused portion of this facility.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	Represents borrowings under a loan and security agreement as well as a bridge loan facility, each bearing interest at an adjusted rate below the lending bank’s prime commercial rate. Borrowings are available for (1) the Partnership to provide partial financing to certain Blackstone employees to finance the purchase of their equity investments in certain Blackstone Funds and (2) to fund, on a temporary basis, Blackstone’s general partner commitment and optional co-investment for investments made by the Blackstone Funds. The advances to Blackstone employees are secured by investor notes, paid back over a four-year period, and the related underlying investment, as well as full recourse to the employees’ salaries, bonuses and returns from other Partnership investments.
(c)	Represents short-term borrowings under credit facilities established to finance investments in debt securities. Borrowings were made at the time of each investment and are required to be repaid at the earlier of (1) the investment’s disposition or (2) 120 days after the borrowing. Borrowings under the facilities bear interest at an adjusted LIBOR rate. Borrowings are secured by the investments acquired with the proceeds of such borrowings. In addition, such credit facilities are supported by letters of credit.
(d)	Represents borrowing facilities for the various Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Due to the fact that the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.

Scheduled principal payments for long-term borrowings at December 31, 2007 are as follows:

2008	$19,979
2009	27,752
2010	26,719
2011	20,933
2012	9,538
Thereafter	—

Total	$104,921

10.	INCOME TAXES

Prior to the Reorganization, Blackstone provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%. Following the Reorganization, the Blackstone Holdings Partnerships and certain of their subsidiaries will continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings Partnerships will be subject to federal, state and local corporate income taxes. Blackstone’s effective income tax rate was approximately 1.58%, 1.39% and 0.91% for the years ended December 31, 2007, 2006 and 2005, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal Income Tax	$7,718	$—	$—
Foreign Income Tax	2,962	3,433	2,132
State and Local Income Tax	31,142	34,433	10,277

Subtotal	41,822	37,866	12,409

Deferred
Federal Income Tax	(10,038)	—	—
State and Local Income Tax	(5,806)	(5,932)	(149)
Foreign Income Tax	—	—	—

Subtotal	(15,844)	(5,932)	(149)

Total Provision for Taxes	$25,978	$31,934	$12,260

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2007	2006
Deferred Tax Assets
Fund Management Fees	$13,499	$5,834
Equity-based Compensation	34,320	—
Depreciation and Amortization	729,491	139
Other	—	55

Total Deferred Tax Assets	$777,310	$6,028

Deferred Tax Liabilities
Depreciation and Amortization	10,253	—
Unrealized Gains from Investments	12,906	235

Total Deferred Tax Liabilities	$23,159	$235

Deferred Tax Liabilities are included within Accounts Payable, Accrued Expense and Other Liabilities in the accompanying Consolidated and Combined Statements of Financial Position.

The following table reconciles the Provision for Taxes to the U.S. federal statutory tax rate:

	2007	2006	2005
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income Passed Through to Common Unit Holders and Predecessor Owners(a)	(38.39)%	(35.00)%	(35.00)%
Interest Expense	(0.33)%	—	—
Foreign Income Taxes	0.11%	0.15%	0.16%
State and Local Income Taxes	1.50%	1.24%	0.75%
Equity-based Compensation	3.69%	—	—

Effective Income Tax Rate	1.58%	1.39%	0.91%

(a)	For 2007 (as well as for 2006 and 2005) includes income that primarily arose prior to our IPO that is not taxable to the Partnership and its subsidiaries. Such income was earned by the Partnership’s pre-IPO owners and any U.S. federal, state or local income tax related to this income is paid directly by these individuals.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Currently, Blackstone does not believe it meets the indefinite reversal criteria of APB Opinion No. 23, “Accounting for Income Taxes—Special Areas”. Accordingly, where applicable, Blackstone will record a deferred tax liability for a taxable outside basis difference of an investment in a foreign subsidiary.

As discussed in Note 2, Blackstone adopted the provisions of FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, on January 1, 2007. Blackstone analyzed its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Based on this review, no reserves for uncertain income tax positions were required to have been recorded pursuant to FIN 48. In addition, Blackstone determined that it did not need to record a cumulative effect adjustment related to the adoption of FIN 48.

Blackstone recognizes accrued interest and penalties related to uncertain tax positions in operating expenses in the consolidated and combined statements of income, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2007, Blackstone did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of January 1, 2008, the predecessor entities’ U.S. federal income tax returns for the years 2004 through 2007 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2001 through 2007. Currently, the City of New York is examining certain subsidiaries’ tax returns for the years 2001 through 2006. In addition, HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for the years 2004 through 2006. Blackstone does not believe that the outcome of these examinations will require it to record reserves for uncertain tax positions pursuant to FIN 48 or that the outcome will have a material impact on the consolidated and combined financial statements. Blackstone does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

11.	NET LOSS PER COMMON UNIT

The Weighted-Average Common Units Outstanding, Basic and Diluted, are calculated as follows:

	June 19, 2007 Through December 31, 2007
	Basic	Diluted
The Blackstone Group L.P. Weighted -Average Common Units Outstanding	259,979,606	259,979,606

Total Weighted-Average Common Units Outstanding	259,979,606	259,979,606

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

Basic and diluted net loss per common unit are calculated as follows:

	June 19, 2007 Through December 31, 2007
	Basic	Diluted
Net Loss Available to Common Unit Holders	$(335,514)	$(335,514)

Weighted-Average Common Units Outstanding	259,979,606	259,979,606

Net Loss per Common Unit	$(1.29)	$(1.29)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the period June 19, 2007 through December 31, 2007, a total of 34,108,113 deferred restricted common units and 827,151,349 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

In the third quarter of 2007, Blackstone repurchased 645,162 Common Units in the open market for an aggregate purchase price of $16.0 million. These units are being held as treasury units and therefore not included in the total Common Units outstanding as of December 31, 2007. These units will be used in the fulfillment of awards vesting in the future.

12.	EQUITY-BASED COMPENSATION

In conjunction with the IPO, the Partnership granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), which is described below. The Equity Plan is designed to promote the long-term financial interests and growth of the Partnership. Under the terms of the Equity Plan, the Partnership initially had the ability to grant up to 163,000,000 Blackstone Common Units or Blackstone Holdings Partnership Units. Additionally, the total number of units subject to the Equity Plan may be increased annually. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units).

For the period June 19, 2007 through December 31, 2007, the Partnership recorded compensation expense of $1.77 billion in relation to its equity-based awards and a corresponding tax benefit of $31.2 million. As of December 31, 2007, there was $11.94 billion of estimated unrecognized compensation expense related to non-vested equity-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.8 years. The total fair value of the vested portion of deferred restricted common units granted to non-senior managing directors and selected external advisors at the IPO date vested was $179.4 million and represents a portion of the initial awards.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,122,769,040 as of December 31, 2007. Total outstanding unvested phantom units were 967,923 as of December 31, 2007.

A summary of the status of the Partnership’s non-vested equity-based awards as of December 31, 2007 and a summary of changes during the period June 19, 2007 through December 31, 2007, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, June 19, 2007	439,711,537	$31.00	—	$—	—	$—
Granted	1,102,441	20.43	40,369,951	26.86	1,001,696	27.27
Vested (a)	(1,102,441)	20.43	(6,199,427)	30.30	(16,661)	29.27
Exchanged	(557,555)	31.00	735,345	22.51	8,064	29.13
Forfeited	—	—	(170,999)	27.60	(25,176)	27.35

Balance, December 31, 2007	439,153,982	31.00	34,734,870	26.65	967,923	27.23

(a)	A total of 1,102,441 Blackstone Partnership Holdings Partnership Units and 395,133 deferred restricted common units are considered vested under SFAS No. 123(R).

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Therefore, the associated fair value of the award was recognized as an expense in the year ended December 31, 2007. The units will be transferred to the grantee ratably over a three-year period assuming the grantee does not violate certain covenants specified in the award agreement. Additionally, the units are not eligible for dividend distributions until officially transferred to the grantee.

Units Expected to Vest

The following unvested units, as of December 31, 2007, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	406,288,212	5.6
Deferred Restricted Common Units	27,262,827	6.2

Total Equity Settled Awards	433,551,039	5.6

Phantom Units	783,658	2.1

The Partnership is in the process of evaluating how it will fund future unit issuances.

IPO Date Equity Awards

On June 27, 2007, the date of the consummation of the IPO, the Partnership granted 39,067,034 deferred restricted common units to the non-senior managing director professionals, analysts and senior finance and administrative personnel and selected external advisors (of which 5,804,294 vested upon completion of the IPO), and 974,190 phantom units (deferred restricted cash settled equity-based awards) (of which 16,661 vested upon completion of the IPO) to the other non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash. Fair values have been derived based on the IPO price of $31 per unit, multiplied by the number of unvested awards, expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 18% annually by employee class, and a per unit discount, ranging from $0.58 to $9.83 as a majority of these unvested awards do not contain distribution participation rights.

Equity Settled Awards. Subject to a non-senior managing director professional’s continued employment with Blackstone, the unvested deferred restricted common units granted to the non-senior managing director professional as part of the IPO Date Equity Award will vest, and the underlying Blackstone Common Units will be delivered, in one or more installments over a period of up to eight years following the IPO, predominantly five years, provided that a specified percentage of the Blackstone Common Units which would otherwise be delivered on each such vesting date will be retained, and delivery further deferred, until specified dates, subject to the non-senior managing director professional’s compliance with the restrictive covenants that are applicable to such non-senior managing director professional. The first such scheduled delivery date will occur on or after the first anniversary of the IPO.

The Partnership will not make any distributions with respect to unvested deferred restricted common units granted to its non-senior managing director professionals in connection with the IPO Date Award.

Unless otherwise determined by the Partnership, upon the termination of a non-senior managing director professional’s employment, for any reason, all unvested deferred restricted common units granted to the non-senior managing director professional as part of the IPO Date Equity Award and then held by the non-senior managing director professional will be immediately forfeited without any payment or consideration; provided that (1) if such termination is due to death or permanent disability, 100% of the

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

unvested deferred units will become vested, or (2) if such termination occurs in connection with a qualified retirement, 50% of the unvested deferred units will become vested, and the underlying common units will be delivered in connection with such termination. In the event that a non-senior managing director professional breaches his or her restrictive covenants or is terminated for cause, all deferred restricted common units (whether vested or unvested), and any Blackstone Common Units then held by the non-senior managing director professional in respect of previously delivered deferred restricted common units, will be forfeited. Additionally, in connection with certain change of control events, any deferred restricted common units that are unvested will automatically be deemed vested as of immediately prior to such change in control and their delivery may be accelerated.

Cash-Settled Awards. Subject to a non-senior managing director employee’s continued employment with Blackstone, the phantom deferred cash settled equity-based awards granted to the non-senior managing director employee as part of the IPO Date Award will vest in equal installments on each of the first, second and third anniversaries of the IPO or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone will deliver cash to the non-senior managing employees in an amount equal to the number of phantom cash settled equity-based awards held by each such non-senior managing employee that will vest on such date multiplied by the then fair market value of the Blackstone Common Units on such date. Blackstone is accounting for these cash settled awards as a liability calculated in accordance with the provisions of SFAS No. 123(R).

Blackstone paid $0.5 million to non-senior managing director employees in settlement of phantom cash settled equity-based awards related to the period June 19 through December 31, 2007.

Exchange Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisors received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 are to vest over a period of up to 8 years from the IPO date. The Partnership is accounting for the unvested Blackstone Holdings Partnership Units as compensation expense in accordance with SFAS No. 123(R). The unvested Blackstone Holdings Partnership Units are charged to compensation expense as the Blackstone Holdings Partnership Units vest over the service period on a straight-line basis. Compensation expense has been calculated based on the IPO value of $31.00 per unvested Blackstone Holdings Partnership Unit (based on the initial public offering price per Blackstone Common Unit), amortized to compensation expense over the service period, which ranges from 2 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 16%, based on historical experience.

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

Performance Awards

The Partnership has also granted performance-based awards. These awards are based on the performance of certain businesses over the five-year period beginning January 2008, relative to a predetermined threshold. At this

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

time, the Partnership has determined that there is too much uncertainty in the probability that the threshold will be exceeded, and as such the Partnership has not recorded any expense related to these awards in the current period. The Partnership will continue to review the performance of these businesses, and, if necessary, will record an expense over the corresponding service period based on the most probable level of anticipated performance. This award will be accounted for as a liability under the guidance provided in SFAS No. 123(R) and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the number of units to be granted in 2012 is dependent upon variations in something other than the fair value of the issuer’s equity shares, i.e., the businesses’ five-year profitability.

13.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of December 31, 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31, 2007	December 31, 2006
Due from Affiliates
Payments Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	$143,849	$189,373
Payments Made on Behalf of Non-Consolidated Entities	204,701	17,683
Investments Redeemed in Non-Consolidated Funds of Funds	363,176	10,000
Management and Performance Fees Due from Non-Consolidated Funds of Funds	90,696	46,174
Amounts Due from Portfolio Companies	43,683	47,006
Advances Made to Predecessor Owners and Blackstone Employees	9,749	8,656

	$855,854	$318,892

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$689,119	$—
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	71,065	47,732
Due to Predecessor Owners in Connection with Reorganization	65,995	—
Distributions Received on Behalf of Non-Consolidated Entities	3,315	54,911
Payments Made by Non-Consolidated Entities	2,115	785

	$831,609	$103,428

Interests of the Founders, Senior Managing Directors and Employees

In addition, the Founders, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee arrangements. As of December 31, 2007 and 2006, the Founders, senior managing directors and employees’ investments aggregated $1.27 billion and $2.06 billion, respectively, and the Founders, senior managing directors and employees’ share of the Non-Controlling Interests in Income of Consolidated Entities aggregated $279.7 million, $398.7 million and $236.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues from Affiliates

Management and Advisory Fees earned from affiliates totaled $595.0 million, $405.3 million and 141.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $6.5 million, $7.0 million, and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. No such loans that were outstanding as of December 31, 2007 were made to any director or executive officer of Blackstone since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

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

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets of the Founders (“Personal Aircraft”). In addition, on occasion, the Founders and their families have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. The Founders paid for their respective purchases of the aircraft themselves and bear all operating, personnel and maintenance costs associated with their operation. In addition, the Founders are charged for their and their families’ personal use of Blackstone assets based on market rates and usage. Payment by Blackstone for the use of the Personal Aircraft and among other existing owners and Blackstone for their and their families’ personal use of the Blackstone resources are made at market rates. The transactions described herein are not material to the consolidated and combined financial statements.

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

Certain subsidiaries of the Partnership which are corporate taxpayers have entered into a tax receivable agreement with each of the predecessor owners and all other persons in which the corporate taxpayers acquired a partnership interest, member interest or similar interest after the effective date of the consummation of our reorganization, that provides for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of the aforementioned increases in tax basis and of certain other tax benefits related to

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $690.6 million over the next 15 years. The present value of these estimated payments totals $180.3 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the predecessor owners and the other persons mentioned above.

Tax Distributions

In accordance with the Blackstone Holding Partnership agreements, tax distributions of $88.6 million were made to their partners during the quarter ended September 30, 2007.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees – Blackstone had approximately $6.0 million of letters of credit outstanding to provide collateral support related to a credit facility at December 31, 2007.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At December 31, 2007, such guarantees amounted to $33.0 million.

Debt Covenants – Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of December 31, 2007.

Investment Commitments – The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $980.6 million as of December 31, 2007.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements, have unfunded investment commitments to unaffiliated hedge funds of $3.08 billion as of December 31, 2007. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds. Additionally, one of Blackstone’s consolidated funds of hedge funds had an unfunded commitment of $4.2 million as of December 31, 2007 to an unaffiliated hedge fund.

Contingent Obligations (Clawback) – Included within Net Gains from Fund Investment Activities in the Consolidated and Combined Statements of Income are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest recorded to date exceeds the

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

amount due to Blackstone based on cumulative results. If, at December 31, 2007, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.79 billion, on an after tax basis, at an assumed tax rate of 35.0%. As of December 31, 2007, Blackstone did not have any clawback obligation based upon the performance of the Blackstone Funds.

Contingent Performance Fees and Allocations – Performance fees and allocations related to marketable alternative asset management funds for year the ended December 31, 2007 included $0.1 million attributable to arrangements where the measurement period has not ended.

Litigation – From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of December 31, 2007, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

Operating Leases – The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2024. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense for the years ended December 31, 2007, 2006 and 2005, was $30.2 million, $23.9 million and $18.0 million, respectively. At December 31, 2007 and 2006, the Partnership maintained irrevocable standby letters of credit cash deposits as security for the leases of $7.3 million and $2.8 million, respectively. As of December 31, 2007, the approximate aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2008	$24,944
2009	35,280
2010	44,089
2011	42,200
2012	40,988
Thereafter	370,964

Total	$558,465

15.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity – Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate – Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Marketable Alternative Asset Management – Blackstone’s Marketable Alternative Asset Management segment whose consistent focus is current earnings is comprised of its management of funds of hedge funds, mezzanine funds, senior debt vehicles, proprietary hedge funds and publicly-traded closed-end mutual funds.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Financial Advisory – Blackstone’s Financial Advisory segment comprises its corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents Net Income excluding the impact of income taxes, non-cash charges associated with the vesting of transaction related equity-based compensation and the amortization of intangibles. However, the historical combined financial statements prior to the IPO do not include non-cash charges nor do such financial statements reflect compensation expenses including profit-sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to the IPO but are now included as a component of compensation and benefits expense. Therefore, ENI is equivalent to Income (Loss) Before Provision for Taxes in the historical combined financial statements prior to the IPO. ENI is used by the management of Blackstone’s segments in making resource deployment and compensation decisions.

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

The following table presents the financial data for Blackstone’s four reportable segments as of and for the year ended December 31, 2007:

	December 31, 2007 and the Year then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$367,879	$569,765	$322,934	$360,284	$1,620,862
Performance Fees and Allocations	379,479	623,200	156,583	—	1,159,262
Investment Income and Other	117,971	136,578	148,479	7,374	410,402

Total Revenues	865,329	1,329,543	627,996	367,658	3,190,526

Expenses
Compensation and Benefits	96,402	145,146	150,330	132,633	524,511
Other Operating Expenses	78,473	54,829	74,728	39,037	247,067

Total Expenses	174,875	199,975	225,058	171,670	771,578

Economic Net Income	$690,454	$1,129,568	$402,938	$195,988	$2,418,948

Segment Assets	$2,680,692	$3,281,587	$3,041,008	$584,568	$9,587,855

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the year ended December 31, 2007:

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2007 and the Year then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$3,190,526	$(140,378	)(a)	$3,050,148
Expenses	$771,578	$1,993,266	(b)	$2,764,844
Other Income	$—	$5,423,132	(c)	$5,423,132
Economic Net Income	$2,418,948	$(769,733	)(d)	$1,649,215
Total Assets	$9,587,855	$3,586,345	(e)	$13,174,200

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$140,378
Intersegment Elimination	(8,398)
Fund Expenses Added in Consolidation	151,917
Non-Controlling Interests in Income of Consolidated Entities	5,139,235

Total Consolidation Adjustments	$5,423,132

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision for Taxes as reported in the Consolidated and Combined Statements of Income consists of the following:

Year Ended December 31, 2007
Economic Net Income	$2,418,948
Consolidation Adjustments
Amortization of Intangibles	(117,607)
Expenses Related to Equity-Based Compensation	(1,732,134)
Decrease in Loss Associated with Non-Controlling
Interests in Income of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	1,080,008

Total Adjustments	(769,733)

Income Before Provision for Taxes	$1,649,215

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments as of and for the year ended December 31, 2006:

	December 31, 2006 and the Year then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$404,296	$263,130	$188,393	$256,914	$1,112,733
Performance Fees and Allocations	594,494	633,596	67,322	—	1,295,412
Investment Income and Other	128,787	102,444	64,751	3,408	299,390

Total Revenues	1,127,577	999,170	320,466	260,322	2,707,535

Expenses
Compensation and Benefits	61,882	67,767	74,855	45,563	250,067
Other Operating Expenses	55,841	28,659	53,942	20,886	159,328

Total Expenses	117,723	96,426	128,797	66,449	409,395

Economic Net Income	$1,009,854	$902,744	$191,669	$193,873	$2,298,140

Segment Assets	$2,260,475	$1,309,788	$746,612	$157,214	$4,474,089

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes as of and for the year ended December 31, 2006:

	December 31, 2006 and the Year then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$2,707,535	$(90,106	)(a)	$2,617,429
Expenses	$409,395	$143,694	(b)	$553,089
Other Income	$—	$6,090,145	(c)	$6,090,145
Economic Net Income	$2,298,140	$—		$2,298,140
Total Assets	$4,474,089	$29,416,955	(d)	$33,891,044

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2006
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$90,106
Fund Expenses Added in Consolidation	143,694
Non-Controlling Interests in Income of Consolidated Entities	5,856,345

Total Consolidation Adjustments	$6,090,145

(d)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments for the year ended December 31, 2005:

	Year then Ended December 31, 2005
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$175,772	$100,073	$117,834	$120,138	$513,817
Performance Fees and Allocations	607,509	242,462	44,666	—	894,637
Investment Income and Other	131,663	50,878	44,439	1,337	228,317

Total Revenues	914,944	393,413	206,939	121,475	1,636,771

Expenses
Compensation and Benefits	42,861	47,215	55,923	36,606	182,605
Other Operating Expenses	35,386	21,213	36,886	17,758	111,243

Total Expenses	78,247	68,428	92,809	54,364	293,848

Economic Net Income	$836,697	$324,985	$114,130	$67,111	$1,342,923

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes for the year ended December 31, 2005:

	Year then Ended December 31, 2005
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$1,636,771	$(68,539	)(a)	$1,568,232
Expenses	$293,848	$67,971	(b)	$361,819
Other Income	$—	$4,071,046	(c)	$4,071,046
Economic Net Income	$1,342,923	$—		$1,342,923

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2005
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$68,539
Fund Expenses Added in Consolidation	67,971
Non-Controlling Interests in Income of Consolidated Entities	3,934,536

$4,071,046

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$1,226,368	$952,128	$526,686	$344,966
Expenses	172,149	476,970	1,050,995	1,064,730
Other Income	3,036,482	2,360,343	9,884	16,423

Income (Loss) Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	4,090,701	2,835,501	(514,425)	(703,341)

Income (Loss) Before Provision for Taxes	$1,146,045	$771,942	$(107,349)	$(161,423)

Net Income (Loss)	$1,132,077	$774,351	$(113,190)	$(170,000)

Net Income (Loss) Attributable to Common Unit Holders (1)	N/A	$(52,324)	$(113,190)	$(170,000)

Net Loss Per Common Unit
Basic	N/A	$(0.20)	$(0.44)	$(0.65)

Diluted	N/A	$(0.20)	$(0.44)	$(0.65)

Dividends Declared and Paid	N/A	N/A	N/A	$0.30

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$555,497	$324,566	$461,530	$1,275,836
Expenses	98,596	138,858	132,775	182,860
Other Income	1,351,873	55,500	815,172	3,867,600

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	1,808,774	241,208	1,143,927	4,960,576

Income Before Provision for Taxes	$493,028	$233,710	$382,589	$1,188,813

Net Income	$487,155	$224,063	$372,548	$1,182,440

Net Loss Per Common Unit
Basic	N/A	N/A	N/A	N/A

Diluted	N/A	N/A	N/A	N/A

Dividends Declared and Paid	N/A	N/A	N/A	N/A

(1)	Refer to “Reorganization of the Partnership” in Note 1 for further discussion.

17.	EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain finance and administrative professionals who are participants in the Plan, the Partnership contributes 2% of such professional’s pretax annual compensation up to a maximum of one thousand six hundred dollars. In addition, the Partnership will contribute 50% of the first 4% of pretax annual compensation contributed by such professional

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

participants with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2007, 2006 and 2005, the Partnership incurred expenses of $0.9 million, $0.6 million and $0.5 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“UK Plan”). All United Kingdom employees are eligible to contribute to the UK Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2007, 2006 and 2005, the Partnership incurred expenses of $0.3 million, $0.2 million and $0.1 million in connection with the UK Plan.

18.	REGULATED ENTITIES

The Partnership has certain entities that are registered broker-dealers which are subject to the minimum net capital requirements of the Securities and Exchange Commission (“SEC”). The Partnership has continuously operated in excess of these requirements. The Partnership also has an entity based in London which is subject to the capital requirements of the U.K. Financial Services Authority. This entity has continuously operated in excess of its regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various securities commodity pool and trader regulations. This includes a number of U.S. entities which are Registered Investment Advisors under the rules and authority of the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2007, approximately $34.0 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

19.	SUBSEQUENT EVENTS

Acquisitions – On March 3, 2008 Blackstone acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is a credit focused alternative asset manager with $10 billion of assets under management as of December 31, 2007. It manages a multi-strategy credit opportunity fund, a mezzanine fund, a senior debt fund and various senior debt vehicles. The purchase price, subject to certain closing adjustments, paid by Blackstone consists of cash and Blackstone Holdings Partnership Units currently valued at $635 million in the aggregate, plus up to an additional $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over that period. Additionally, profit sharing and other compensatory payments subject to performance and vesting may be paid to the GSO personnel.

Unit Repurchase Program – On January 10, 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., has authorized the repurchase of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. Approximately $300 million of the authorization is currently intended to offset the issuance of units as part of the consideration in the GSO acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Blackstone’s registered accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	61	Co-Founder, Chairman and Chief Executive Officer and Director
Peter G. Peterson	81	Co-Founder, Senior Chairman and Director
Hamilton E. James	57	President, Chief Operating Officer and Director
J. Tomilson Hill	59	Vice Chairman and Director
Michael A. Puglisi	57	Chief Financial Officer
Robert L. Friedman	64	Chief Legal Officer
Sylvia F. Moss	65	Senior Managing Director—Administration
Joan Solotar	43	Senior Managing Director—Public Markets
The Right Honorable Brian Mulroney	68	Director
William G. Parrett	62	Director
Lord Nathaniel Charles Jacob Rothschild	71	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. Mr. Schwarzman is a founder of The Blackstone Group and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is Chairman of the Board of The John F. Kennedy Center for the Performing Arts. He is also a member of the Council on Foreign Relations, The Business Council and The Asia Society and is on the boards of various organizations, including The New York Public Library, The Frick Collection, the New York City Ballet, the Film Society of Lincoln Center, the JPMorgan Chase National Advisory Board and The Partnership for New York City Board of Directors.

Peter G. Peterson is the Senior Chairman of Blackstone and a member of the board of directors of our general partner. Mr. Peterson is a founder of The Blackstone Group. Mr. Peterson was elected to the board of directors of our general partner effective March 20, 2007. Mr. Peterson is Chairman of the Council on Foreign Relations, founding Chairman of the Peter G. Peterson Institute for International Economics (Washington, D.C.) and founding President of The Concord Coalition. Mr. Peterson was the Co-Chair of The Conference Board Commission on Public Trust and Private Enterprises. He was also Chairman of the Federal Reserve Bank of New York from 2000 to 2004. Prior to founding Blackstone, Mr. Peterson was Chairman and Chief Executive Officer of Lehman Brothers (1973-1984). He was Chairman and Chief Executive Officer of Bell and Howell Company from 1963 to 1971. In 1971, President Richard Nixon named Mr. Peterson Assistant to the President for International Economic Affairs. He was named Secretary of Commerce by President Nixon in 1972. Mr. Peterson is a director of The India Fund, Inc. and The Asia Tigers Fund, Inc., and has served on a number of other corporate boards. Mr. Peterson is a Trustee of the Committee for Economic Development, the Japan Society and The Museum of Modern Art and a Director of the National Bureau of Economic Research, The Public Agenda Foundation and The Nixon Center.

Hamilton E. James is President, Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its Executive Board since the acquisition of Donaldson, Lufkin & Jenrette, or “DLJ,” by Credit Suisse First Boston in 2000. Prior to the acquisition of DLJ, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities and a member of its Board of Directors. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995 with responsibility for all of the firm’s investment banking, alternative asset management and emerging market sales and trading activities. Mr. James is a Director of Costco Wholesale Corporation and Swift River Investments, Inc., and has served on a number of other corporate boards. Mr. James is Chairman Emeritus of the Board of Trustees of American Ballet Theatre, Trustee and member of The Executive Committee of the Second Stage Theatre, Vice Chairman of Coldwater Conservations Fund, a Trustee of Woods Hole Oceanographic Institute and a member of the Board of The Council for the United States and Italy.

J. Tomilson Hill is Vice Chairman of Blackstone and a member of the board of directors of our general partner. Mr. Hill was elected to the board of directors of our general partner effective March 20, 2007. Mr. Hill is head of our funds of hedge funds operation, having previously served as co-head of our corporate and mergers and acquisitions advisory operation before assuming his current role in 2000. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the co-founders of its Mergers & Acquisitions Department. After heading the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-Chief Operating Officer of Shearson Lehman Brothers Holdings Inc. Mr. Hill is a member of the Council on Foreign Relations and is a member of the Board of Directors of the Advantage Testing Foundation and of Lincoln Center Theater, where he serves as Vice Chairman. Mr. Hill serves as Chairman of the Board of Trustees of the Smithsonian’s Hirshhorn Museum and Sculpture Garden. He serves as a director of OpenPeak Inc.

Michael A. Puglisi is Chief Financial Officer of Blackstone. Since joining Blackstone in 1994, Mr. Puglisi has worked on personnel, financial, tax, compliance and administrative matters. His current responsibilities include firm-wide financial and tax budgeting, analysis and reporting as well as compensation matters and the firm’s treasury functions and credit facilities. Before joining Blackstone, Mr. Puglisi served for eleven years in a variety of financial officer roles for Fosterlane Holdings Corporation and its subsidiaries. Prior to Fosterlane, Mr. Puglisi was with Arthur Andersen & Co.

Robert L. Friedman is Chief Legal Officer of Blackstone. On joining Blackstone in 1999, Mr. Friedman worked primarily in our Corporate Private Equity segment and also participated in the work of our corporate and mergers and acquisitions advisory operation. In early 2003 he was appointed Chief Administrative Officer and Chief Legal Officer and he continues to participate in the work of our Corporate Private Equity segment and Financial Advisory segment. Before joining Blackstone, Mr. Friedman had been a partner with Simpson Thacher & Bartlett LLP for 25 years, where he was a senior member of that law firm’s mergers and acquisitions practice. At Simpson Thacher & Bartlett LLP, Mr. Friedman advised The Blackstone Group since we were founded in 1985. Mr. Friedman currently serves as a director of Axis Capital Holdings Limited, Northwest Airlines, Inc. and TRW Automotive Holdings Corp., and has served on a number of other boards. He is a member of the Board of Advisers of the Institute for Law and Economics of the University of Pennsylvania, a member of the Board of Visitors of Columbia College and a Trustee of The Nantucket Land Council, Chess-in-the-Schools and New Alternatives for Children, Inc.

Sylvia F. Moss is Senior Managing Director—Administration at Blackstone. Ms. Moss has firm wide responsibility for our human resources, information technology, research, facilities and general administrative matters. Before joining Blackstone in 1997, she was the Director of Administration at Schulte, Roth & Zabel and the Director of Operations at Chadbourne & Parke. Prior to that, Ms. Moss was the Executive Director at Kramer, Levin, Naftalis, Nessen, Kamin & Frankel, and a Director at Booz, Allen, Hamilton.

Joan Solotar is Senior Managing Director—Public Markets at Blackstone. Ms. Solotar is responsible for managing Blackstone’s relationships with its public investors, industry analysts and the general investment community. She also guides the firm on analyzing strategic development opportunities and advises Blackstone fund portfolio companies on their positioning in the public equity markets. Prior to joining Blackstone in 2007, Ms. Solotar was most recently a Managing Director and Head of Equity Research at Bank of America, which she joined in 2003. She started her career in equity research at The First Boston Corporation and prior to joining Bank of

America was part of the financial services team at Donaldson, Lufkin & Jenrette and later with CSFB as a Managing Director. Ms. Solotar was ranked each year from 1995 to 2002 in the Brokers and Asset Management category on the Institutional Investor All-America Research Team, and consistently ranked highly in the Greenwich Survey of portfolio managers. She also served as Chairperson of the Research Committee for the Securities Industry Association in 2001-2002. She is currently on the Board of Directors of the East Harlem Tutorial Program.

The Right Honorable Brian Mulroney is a member of the board of directors of our general partner. Mr. Mulroney was elected to the board of directors of our general partner effective June 21, 2007. Mr. Mulroney is a senior partner and international business consultant for the Montreal law firm, Ogilvy Renault LLP/ S.E.N.C.R.C., s.r.l. Prior to joining Ogilvy Renault, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a member of the Board of Directors of Archer Daniels Midland Company, Barrick Gold Corporation, Quebecor Inc., Quebecor World Inc., the World Trade Center Memorial Foundation and Wyndham Worldwide Corporation.

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu (“DTT”). Certain of the member firms of DTT or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is Chairman of the United States Council for International Business and on the executive committee of the International Chamber of Commerce. He is also Chairman of the Board of Trustees of United Way of America, on the Board of Trustees of Carnegie Hall, and a member of the Committee to Encourage Corporate Philanthropy. Mr. Parrett also serves as a trustee of The Catholic University of America and of St. Francis College.

Lord Nathaniel Charles Jacob Rothschild is a member of the board of directors of our general partner. Lord Rothschild was elected to the board of directors of our general partner effective June 21, 2007. Lord Rothschild founded RIT Capital Partners plc in 1988 and is currently the firm’s Executive Chairman and Director. He also co-founded Spencer House Capital Management LLP in 2006 and currently serves as Chairman. Lord Rothschild previously co-founded companies in the fields of money management, insurance and investment, for example Global Asset Management Limited, St James’s Place Group plc and J Rothschild Assurance plc. In addition to RIT Capital Partners plc, Lord Rothschild is also the Deputy Chairman of British Sky Broadcasting Group plc and a director of RHJ International SA. Lord Rothschild is a trustee of the Courtauld Institute, the State Hermitage Museum, St. Petersburg, the Ashmolean Museum, Oxford and the Qatar Museum Authority. In addition, Lord Rothschild was Chairman of the Board of Trustees of the National Gallery from 1985 through 1991.

Partnership Management and Governance

Our general partner, Blackstone Group Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Blackstone Group Management L.L.C. is wholly-owned by our senior managing directors and controlled by our founders. Our common unitholders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. The voting rights of our common unitholders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

Blackstone Group Management L.L.C. does not receive any compensation from us for services rendered to us as our general partner. Our general partner is reimbursed by us for all expenses it incurs in carrying out its activities as general partner of the Partnership, including compensation paid by the general partner to its directors and the cost of directors and officers liability insurance obtained by the general partner.

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founders, Messrs. Schwarzman and Peterson (or, following their withdrawal, death or disability, the remaining founder or any successor founder designated by them), will have the power to appoint and remove the directors of our general partner. Actions by our founders in this regard must be taken with such founders’ unanimous approval. Following the withdrawal, death or disability of our founders (and any successor founder), the power to appoint and remove the directors of our general partner will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C as the “board of directors of our general partner.” The board of directors of our general partner has a total of seven members including three members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner. These directors, namely Messrs. Mulroney and Parrett and Lord Rothschild, to whom we refer as independent directors, meet the independence standards established by the New York Stock Exchange and SEC rules.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit committee. The audit committee consists of Messrs. Parrett (Chairman) and Mulroney and Lord Rothschild. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence and (4) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter which is available on our internet website at http://ir.blackstone.com/governance.cfm.

Conflicts committee. The conflicts committee consists of Messrs. Parrett and Mulroney and Lord Rothschild. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Transactions; and Director Independence”, and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, Peterson, James and Hill. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Meetings

Since our initial public offering, our board of directors had four regularly scheduled and special meetings, and our audit committee had five meetings. None of our directors attended fewer than 100% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics and a Code of Ethics for Financial Professionals, which apply to our principal executive officer, principal financial officer and principal accounting officer. Each of these codes is available on our internet website at http://ir.blackstone.com/governance.cfm. We intend to disclose any amendment to or waiver of the Code of Ethics for Financial Professionals and any waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our Internet website or in an 8-K filing. You may request a free copy of each of these codes by contacting the Investor Relations Department at The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

Corporate Governance Guidelines

The board of directors of our general partner has a governance policy, which addresses matters such as the board of directors’ responsibilities and duties and the board of directors’ composition and compensation. You may request a free copy of the governance policy by contacting the Investor Relations Department at The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

Communications to the Board of Directors

The non-management members of our general partner’s board of directors meet quarterly. The presiding director at these non-management board member meetings is Mr. Parrett. Any employee or unitholder may send communications to the non-management members of our general partner’s board of directors by writing to: The Blackstone Group L.P., Attn: Audit Committee, 345 Park Avenue, New York, New York 10154.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during the fiscal year ended December 31, 2007, such persons complied with all such filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program

The intellectual capital collectively possessed by our senior managing directors and other employees is the most important asset of our firm. We invest in people. We hire qualified people, train them, encourage them to provide their best thinking to the firm for the benefit of the investors in our funds and our advisory clients, and compensate them in a manner designed to retain and motivate them and align their interests with those of the investors in the funds we manage. We believe our current compensation and benefit allocations are consistent with companies in the financial services or asset management industry.

In furtherance of these objectives, compensation elements tied to the profitability of our different businesses and that of the investment funds that we manage are the primary means of compensating our senior managing directors, including our named executive officers.

Compensation Elements for Named Executive Officers

As a privately-owned firm, we sought alignment of interests of our key personnel with those of the investors in our funds by the investment of a significant amount of our own capital, and that of our key personnel, in many of the investment funds we manage, and by the ownership of the carried interest or incentive fees payable in respect of our investment funds. In addition, our senior managing directors historically owned interests in our various fee-generating businesses including the investment advisors to our funds. Accordingly, our executive officers and our other senior managing directors did not historically receive any salary or bonus and instead received only distributions in respect of their ownership interests in our businesses. These distributions were based on their respective percentage interests in the profits of our firm and in respect of their allocated shares of the carried interest or incentive fees payable in respect of our investment funds.

The key elements of the compensation of our executive officers and senior managing directors following our June 2007 initial public offering, which we believe preserves the approach we employed as a private firm, are:

1. Base Salary. Each of our senior managing directors, including our five executive officers listed in the tables below (“named executive officers”), receives a $350,000 annual salary, which equals the total yearly partnership draws that were received by each of our senior managing directors prior to our initial public offering. In keeping with historical practice, we continue to pay this amount as a base salary.

2. Cash Bonus. Each of our senior managing directors, including each of our named executive officers other than Mr. Schwarzman, receives a cash bonus net of base salary which is based upon a participation interest in bonus pools tied to the performance of the firm’s various investment and advisory businesses for which they have responsibility. We pay the annual cash bonus in the first quarter of the ensuing year to reward individual performance for the prior year. Each “bonus pool” is calculated based on the annual operating income of a business unit and the size of the “bonus pool” is generally a function of the performance of such business unit. The bonus amount with respect to each named executive officer (other than Messrs. Schwarzman and Peterson) is based on (i) the performance of the named executive officer, (ii) the performance of the segment and product line in which the officer serves and (iii) our overall operating performance. Bonuses payable to Mr. Peterson are determined by agreement between Mr. Schwarzman and Mr. Peterson and are paid at the same time as bonuses are paid to the other named executive officers. We anticipate paying Mr. Peterson a cash bonus of $6.3 million for 2008 (although Messrs. Schwarzman and Peterson may determine to reduce this amount if firm performance warrants). Mr. Schwarzman receives no compensation other than the $350,000 annual salary described above and the carried interest he may receive in respect of his participation in the carried interest earned from our carry funds, which is described below. We believe that excluding Mr. Schwarzman from the bonus pool and instead having his compensation (other than his $350,000 annual salary) solely based on his ownership of a significant amount of our equity in the form of Blackstone Holdings Partnership Units and a portion of the carried interest earned from our carry funds beneficially aligns his interests with those of our common unitholders and the investors in our carry funds.

3. Participation in Carried Interest. Our senior managing directors and other key personnel that work in our carry funds’ operations, including each of our named executive officers other than Peter G. Peterson and J. Tomilson Hill, participates in the carried interest of our carry funds through their ownership interests in the general partners of these funds. We believe this fosters a strong alignment of interests among the investors in those funds and these personnel, and therefore benefits our unitholders. In addition, most alternative asset managers, including our competitors, utilize participation in carried interest as a central means of motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. Following our June 2007 initial public offering, we are, for purposes of our financial statements, treating as compensation the income allocated to our personnel through their ownership interests in the general partners of our carry funds. Accordingly, we are reflecting such income as compensation in the summary compensation table below in accordance with applicable SEC rules.

Approximately 6% of the total carried interest earned in relation to our carry funds realized during the period of 2007 after our initial public offering was allocated to our named executive officers. This percentage may fluctuate up or down over time. The percentage participation of each named executive officer in the carried interest varies by investment fund and, with respect to the carry funds, may vary by investment. For our carry funds, subject to vesting as described below, carried interest distributions for the executive officer’s percentage participation are generally made to the executive officer following the realization of the investment, although a small portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. The actual gross amount of carried interest allocations available is a function of the performance of our carry funds.

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman is subject to vesting. Each participating named executive officer (other than Mr. Schwarzman) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such executive officer is deemed 100% vested in the proceeds of such realizations). We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.

4. Other Benefits. Upon the consummation of our initial public offering, we entered into founding member agreements with each of Messrs. Schwarzman and Peterson which provide certain benefits to each of them following their retirement. (See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Founding Member Agreements”)

In addition to the compensation elements described above, we encourage our executive officers to invest their own capital in and alongside the funds that we manage. (See Item 13. “Certain Relationships, Related Person Transactions and Director Independence—Side-By-Side and Other Investment Transactions.”) We also believe the continued ownership by our executive officers of significant amounts of our equity through their direct and indirect interests in the Blackstone Holdings partnerships will afford significant alignment of interests with our common unitholders.

Determination of Incentive Compensation

Our founders, Messrs. Schwarzman and Peterson, have historically made all final determinations regarding named executive officer compensation based, in part, on recommendations from senior management. The board of directors of our general partner has determined that maintaining as closely as possible our historical compensation practices following our June 2007 initial public offering is desirable and is continuing these practices. Decisions about a named executive officer’s cash bonus and percentage of his participation in carried interest are based primarily on our founders’ assessment of such named executive officer’s individual performance, operational performance for the segment or product line in which the officer serves, our overall operating performance and potential to enhance investment returns for the investors in our funds and contribute to long-term unitholder value. In evaluating these factors, Messrs. Schwarzman and Peterson do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine the amount of cash bonus and the percentage of carried interest generated by our carry funds that each named executive officer receives and whether they provide an appropriate reward for the current year’s performance. Key factors that Messrs. Schwarzman and Peterson consider in making such determination include: performance compared to the operational and strategic goals established for the named executive officer at the beginning of the year; nature, scope and level of responsibilities; contribution to the firm’s commitment to create and maintain a fiduciary culture in which the interests of the investors in our funds are paramount; and contribution to our overall financial results.

Messrs. Schwarzman and Peterson also consider each named executive officer’s prior-year cash bonus and percentage participation in the carried interest generated by our carry funds, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2007—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee. The executive committee of the board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

Stephen A. Schwarzman, Chairman

J. Tomilson Hill

Hamilton E. James

Peter G. Peterson

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founders, Messrs. Schwarzman and Peterson, have historically made all final determinations regarding executive officer compensation. The board of directors of our general partner has determined that maintaining as closely as possible our historical compensation practices following our initial public offering is desirable and intends that these practices will continue. Accordingly, the board of directors of our general partner has not established a compensation committee. For a description of certain transactions between us and Messrs. Schwarzman and Peterson, see “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers who served in such capacities at December 31, 2007, for services rendered to us during 2007 and 2006. These individuals are referred to as our named executive officers in this annual report.

Prior to our June 2007 initial public offering, our named executive officers and our other senior managing directors did not receive any salary or bonus and instead received only distributions in respect of their ownership interests in our businesses, which distributions were based on their respective percentage interests in the profits of our firm and in respect of their allocated shares of the carried interest or incentive fees payable in respect of our investment funds. These distributions are not reflected as compensation in the table below.

Name and Prinicipal Position	Year	Salary (1)	Bonus	Stock Awards (2)	All Other Compensation (3)		Total
Stephen A. Schwarzman, Chairman and Chief Executive Officer	2007	$175,000	$—	$728,798,713	$179,482	(4)	$729,153,195
	2006	$—	$—	$—	$—		$—
Peter G. Peterson, Senior Chairman	2007	$175,000	$2,487,000	$—	$—	(5)	$2,662,000
	2006	$—	$—	$—	$—		$—
Hamilton E. James, President and Chief Operating Officer	2007	$175,000	$16,382,911	$115,511,730	$56,778	(6)	$132,126,419
	2006	$—	$—	$—	$29,208	(7)	$29,208
J. Tomilson Hill, Vice Chairman	2007	$175,000	$15,825,000	$38,063,886	$—		$54,063,886
	2006	$—	$—	$—	$—		$—
Michael A. Puglisi, Chief Financial Officer	2007	$175,000	$3,302,122	$15,608,134	$10,290		$19,095,546
	2006	$—	$—	$—	$—		$—

(1)	The salaries for 2007 shown represent payments of base salary for the period following the initial public offering.
(2)	The reference to “stock” in this table refers to Blackstone Holdings Partnership Units. The amounts shown do not reflect compensation actually received by the named executive officers but instead represent the expense recognized for financial statement reporting purposes in 2007 by Blackstone pursuant to Financial Accounting Standards Board Statement on Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”), excluding the effect of estimated forfeitures, for unvested Blackstone Holdings Partnership Units received by the named executive officers in exchange for the contribution to Blackstone Holdings of their interests in the entities comprising our business as part of the reorganization we effected prior to our June 2007 initial public offering. See Note 12 to our consolidated and combined financial statements included in this annual report on Form 10-K for further information concerning the assumptions underlying such expense.
(3)	Amounts included for 2007 represent an amount of compensation expense recorded by us in respect of carried interest allocations to the named executive officers subsequent to our June 2007 initial public offering. However, these amounts do not reflect the amount of cash actually received by the named executive officers in respect of carried interest during the period. Except as otherwise provided below in respect of Mr. James for 2006, perquisites and other personal benefits to the named executive officers were less than $10,000 and therefore information regarding perquisites and other personal benefits has not been included.

(4)	Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and he bears the full incremental cost to us of such personnel.
(5)	Mr. Peterson makes business and personal use of a car and driver and of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Peterson and he bears the full incremental cost to us of such personnel.
(6)	Mr. James makes personal use of an airplane in which we have a fractional interest and he bears the cost of such personal usage.
(7)	In 2006, the rates incurred by us for usage of the airplane increased and temporarily exceeded those we charged Mr. James until the latter rates were adjusted. While we subsequently charged the cost differential against amounts due to Mr. James as part of our normal 2006 year-end reconciliation process, the amount reflected in the table for 2006 reflects the temporarily unreimbursed portion of the cost of such usage.

Cash distributions to our named executive officers in respect of the period January 1 through June 21, 2007 were $309.6 million to Mr. Schwarzman, $150.2 million to Mr. Peterson, $74.2 million to Mr. James, $25.7 million to Mr. Hill and $12.5 million to Mr. Puglisi. Cash distributions to our named executive officers in respect of our fiscal and tax year ended December 31, 2006 were $398.3 million to Mr. Schwarzman, $212.9 million to Mr. Peterson, $97.3 million to Mr. James, $45.6 million to Mr. Hill and $17.4 million to Mr. Puglisi.

During the period from June 22, 2007 through December 31, 2007, cash distributions to our named executive officers in respect of certain Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $40.6 million to Mr. Schwarzman, $21.3 million to Mr. Peterson, $7.7 million to Mr. James, $4.4 million to Mr. Hill, and $1.9 million to Mr. Puglisi.

Grants of Plan-Based Awards in 2007

As part of the reorganization we effected prior to our June 2007 initial public offering, each of the named executive officers contributed to Blackstone Holdings interests in the entities comprising our business with a fair value equal to the grant date fair value of the Blackstone Holdings Partnership Units received by the named executive officer. However, some of these Blackstone Holdings Partnership Units are subject to vesting and are reflected in the table below because we must account for such units as compensation expense for financial statement reporting purposes.

The number of Blackstone Holdings Partnership Units shown under the column heading “All Other Stock Awards: Number of Shares of Stock or Units” in the table below represents the aggregate number of unvested Blackstone Holdings Partnership Units that were received by each named executive officer as part of the reorganization. The dollar amounts shown under the column heading “Grant Date Fair Value of Stock and Option Awards” in the table below were calculated in accordance with SFAS No. 123(R) by multiplying the number of such unvested Blackstone Holdings Partnership Units received by the named executive officer by the June 2007 initial public offering price of $31.00 per Blackstone common unit.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards (1)
Stephen A. Schwarzman	6/21/2007	153,969,843	$4,773,065,133
Peter G. Peterson (2)		—	$—
Hamilton E. James	6/21/2007	32,892,266	$1,019,660,246
J. Tomilson Hill	6/21/2007	10,906,208	$338,092,448
Michael A. Puglisi	6/21/2007	4,442,346	$137,712,726

(1)	The references to “stock”, “shares” or “units” in this table refer to Blackstone Holdings Partnership Units.
(2)	None of the Blackstone Holdings Partnership Units received by Mr. Peterson in the reorganization are subject to vesting, and as such none of them are accounted for as compensation expense in accordance with SFAS No. 123(R).

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2007

Terms of Blackstone Holdings Partnership Units

Our pre-IPO owners, including our named executive officers, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for The Blackstone Group L.P. common units as described under “Item 13. Certain Relationships, Related Transactions and Director Independence—Exchange Agreement” below.

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) during the next four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested;

•	All of the 45,319,212 Blackstone Holding Partnership Units received by Mr. Peterson in the reorganization were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of our other named executive officers in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to the named executive officer’s continued employment, in installments on each anniversary of our initial public offering over up to eight years. All of the Blackstone Holdings Partnership Units received by these named executive officers in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

Each named executive officer will forfeit all unvested partnership units once he is no longer in our employ, subject to our retirement provisions. A named executive officer who leaves our firm to accept specified types of positions in government service after June 30, 2010 will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units that are unvested will automatically be deemed vested as of immediately prior to such change in control.

All vested and unvested Blackstone Holdings Partnership Units (and The Blackstone Group L.P. common units received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event he materially breaches any of his restrictive covenants set forth in the non-competition and non-solicitation agreement outlined under “Non-Competition and Non-Solicitation Agreements” or his service is terminated for cause.

All of the Blackstone Holdings Partnership Units received by our named executive officers that were subject to vesting are reflected as “Stock Awards” in these compensation tables because we must account for such units as compensation expense for financial statement reporting purposes.

All of our named executive officers are subject to the following minimum retained ownership requirements and transfer restrictions in respect of all Blackstone Holdings Partnership Units received by them as part of the reorganization. We refer to the Blackstone Holdings Partnership Units issued as part of the reorganization received in exchange for such Blackstone Holdings Partnership Units as “subject units.”

Minimum Retained Ownership Requirements. While employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested subject units received by him or her. The requirement that one continue to hold at least 25% of vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion. Subject units held by current and future personal planning vehicles beneficially owned by the families of a named executive officer are not deemed to be owned by these individuals for purposes of such minimum retained ownership requirements. Mr. Peterson is not subject to these minimum retained ownership requirements.

Transfer Restrictions. The subject units owned by a named executive officer are subject to the following transfer restrictions, which we may waive in whole or in part from time to time:

•

None of the subject units held by Mr. Schwarzman, will be transferable in the first year following our initial public offering (except for a number of subject units equal to $250 million (based on the June 2007 initial public offering price of $31.00 per Blackstone common unit), which may be donated to charities at any time, which subject units will be free of transfer restrictions). Up to one-third of the vested subject units will be transferable after the first anniversary date of our initial public offering, up to two-thirds of the vested subject units will be transferable after the second anniversary date of our initial public offering (less any vested subject units transferred between the first and second anniversary dates of this offering) and up to 100% of the vested subject units will be transferable after the third anniversary date of our initial public offering.

•

None of the subject units received by Mr. Peterson will be transferable until December 31, 2008. Up to one-third of his vested subject units will be transferable after December 31, 2008, up to two-thirds of the vested subject units will be transferable after December 31, 2009 (less any vested subject units transferred in 2009) and up to 100% of the vested subject units will be transferable after December 31, 2010.

•

None of the subject units received by any of our other named executive officers will be transferable in the first year following this offering. Up to one-third of their vested subject units will be transferable after the first anniversary date of our initial public offering, up to two -thirds of the vested subject units will be transferable after the second anniversary date of our initial public offering (less any vested subject units transferred between the first and second anniversary dates of our initial public offering) and up to 100% of the vested subject units will be transferable after the third anniversary date of our initial public offering.

Notwithstanding the foregoing, none of our named executive officers may transfer subject units at any time prior to December 31, 2009 other than pursuant to transactions or programs approved by our general partner.

The foregoing transfer restrictions apply to sales, pledges of subject units, grants of options, rights or warrants to purchase subject units or swaps or other arrangements that transfer to another, in whole or in part, any of the economic consequences of ownership of the subject units other than as approved by our general partner. We expect that our general partner will approve pledges or transfers to personal planning vehicles beneficially owned by the families of our pre-IPO owners and charitable gifts, provided that the pledgee, transferee or donee agrees to be subject to the same transfer restrictions (except as specified above with respect to Messrs. Schwarzman and Peterson). Transfers to Blackstone are also exempt from the transfer restrictions.

The minimum retained ownership requirements and transfer restrictions set forth above will continue to apply generally for one year following the termination of employment of a named executive officer other than Messrs Schwarzman and Peterson for any reason, except that the transfer restrictions set forth above will lapse upon death or permanent disability. All of the foregoing transfer restrictions will lapse in the event of a change in control (as defined above).

The Blackstone Holdings Partnership Units received by other Blackstone personnel in the reorganization are also generally subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to our named executive officers other than Messrs. Schwarzman and Peterson, although non-senior managing directors are also generally subject to vesting in respect of a portion of the Blackstone Holdings Partnership Units received by such personnel in the reorganization in exchange for their interests in carried interest and are not subject to the additional restriction on any transfers prior to December 31, 2009 without our consent.

Founding Member Agreements

Upon the consummation of our initial public offering, we entered into founding member agreements with each of Messrs. Schwarzman and Peterson. Mr. Schwarzman’s agreement provides that he will remain our Chairman and Chief Executive Officer while continuing service with us and Mr. Peterson’s agreement provides that he will remain our Senior Chairman while continuing service with us. Additionally, Mr. Schwarzman’s agreement requires him to give us six months’ prior written notice of intent to terminate service with us. Mr. Peterson’s agreement requires him to give us 90 days’ prior written notice of intent to terminate service with us and provides that he will retire on or before December 31, 2008.

The agreements provide that following retirement, Mr. Schwarzman and Mr. Peterson will each be provided with certain retirement benefits, including that each founder will be permitted until the third anniversary of his retirement date to retain his current office and will be provided with a car and driver. Commencing on the third anniversary of the founder’s retirement date and continuing until the tenth anniversary thereof, we will provide the founder with an appropriate office if the founder so requests. Additionally, each founder will be provided with an assistant and access to office services during the ten-year period following his retirement date.

Each founder will also continue to receive health benefits following his retirement until his death, subject to his continuing payment of the related health insurance premiums consistent with current policies. Additionally, before his retirement and during the ten-year period thereafter, our founders and foundations they establish may continue to invest in our investment funds on a basis generally consistent with that of other partners.

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founders. Senior managing directors who have joined the firm after our initial public offering have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “Non-Competition and Non-Solicitation Agreements” below).

Deferred Compensation Plan

In 2007, we established a deferred compensation plan for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and thereby enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The deferred compensation plan is an unfunded, non-qualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual bonus. In respect of the deferred portion of his or her bonus, each participant receives bonus deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under The Blackstone Group L.P. 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s bonus which is deferred under the plan depends on the total amount of such participant’s bonus and is calculated on the basis set forth in the following table:

Portion of Annual Bonus	Marginal Deferral Rate Applicable to Such Portion
$0 - 100,000	0%
$100,001 - 200,000	15%
$200,001 - 500,000	20%
$500,001 - 750,000	25%
$750,001 - 2,000,000	35%
$2,000,001 - 5,000,000	40%
$5,000,000 +	45%

In addition, each plan participant is eligible to receive a premium award in an amount equal to 20% of his or her bonus deferral amount paid, as detailed below, after a three-year period. The bonus deferral amount plus the premium award yields the total amount of bonus deferral units that a participant is awarded for any given year.

Generally, bonus deferral units are delivered in three equal installments over a three-year period (with no partial-year delivery). The entire premium portion of such bonus deferral units vests at the end of such three-year period. The delivery of the bonus deferral units is subject to such participant not violating any of the provisions of his or her employment agreement, including certain restrictive covenants such as non-competition following termination of employment. The vesting of the premium portion of a participant’s bonus deferral units is subject to continued employment of such participant through the end of the three-year vesting date, subject to certain exceptions. Upon delivery or vesting, as applicable, the common units or Blackstone Holdings Partnership Units to which the bonus deferred units relate are delivered to the participant.

None of our named executive officers participated in the deferred compensation plan in 2007, but some may do so in 2008 or subsequent years.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2007. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units held by the named executive officer by the closing market price of $22.13 per Blackstone common unit on December 31, 2007.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Stephen A. Schwarzman	153,969,843	$3,407,352,626
Peter G. Peterson	—	$—
Hamilton E. James	32,892,266	$727,905,847
J. Tomilson Hill	10,906,208	$241,354,383
Michael A. Puglisi	4,442,346	$98,309,117

(1)	The references to “stock”, “shares” or “units” in this table refer to Blackstone Holdings Partnership Units.

Option Exercises and Stock Vested in 2007

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2007. The only unvested equity awards made to our named executive officers during 2007 were the unvested Blackstone Holdings Partnership Units received by them in exchange for the contribution to Blackstone Holdings of their interests in the entities comprising our business as part of the reorganization we effected prior to our June 2007 initial public offering. The earliest time that any portion of those Blackstone Holdings Partnership Units may vest is June 2008. Accordingly, none of our named executive officers vested in any portion of the unvested Blackstone Holdings Partnership Units they possess in 2007.

Stock Awards (1)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Stephen A. Schwarzman	—	$—
Peter G. Peterson	—	$—
Hamilton E. James	—	$—
J. Tomlinson Hill	—	$—
Michael A. Puglisi	—	$—

(1)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Holdings Units.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested Blackstone Holdings Partnership Units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Upon such a change of control or a termination of employment, each of our named executive officers would vest in the following numbers of Blackstone Holdings Partnership Units, having the following values based on our closing market price of $22.13 per Blackstone common unit on December 31, 2007: Mr. Schwarzman – 153,969,843 units with a value of $3,407,352,626; Mr. James – 32,892,266 units with a value of $727,905,847; Mr. Hill— 10,906,208 units with a value of $241,354,383; and Mr. Puglisi – 4,442,346 units with a value of $98,309,117.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, such named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Such unvested portion of carried interest has already been reflected under the column “All Other Compensation” in the Summary Compensation Table included above. In addition, pursuant to the Founding Member Agreements described above under “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table in 2007—Founding Member Agreements,” following retirement, Messrs. Schwarzman and Peterson will each be provided with certain retirement benefits, including an assistant during the ten-year period following the retirement and a car and driver during the three-year period following the retirement. The aggregate present value of these expected costs are $0.5 million and $1.4 million for Mr. Schwarzman and Mr. Peterson, respectively, of which $0.1 million and $1.4 million, respectively, were expensed during 2007.

Non-Competition and Non-Solicitation Agreements

Upon the consummation of our initial public offering, we entered into a non-competition and non-solicitation agreement with each of our founders, our other senior managing directors, most of our other professional employees and specified senior administrative personnel to whom we refer collectively as “Contracting Employees.” Contracting Employees who have joined the firm after our initial public offering have also executed non-competition and non-solicitation agreements. The following are descriptions of the material terms of each such non-competition and non-solicitation agreement. With the exception of the few differences noted in the description below, the terms of each non-competition and non-solicitation agreement are in relevant part similar.

Full-Time Commitment. Each Contracting Employee agrees to devote substantially all of his or her business time, skill, energies and attention to his or her responsibilities at Blackstone in a diligent manner. Each of our founders has agreed that our business will be his principal business pursuit and that he will devote such time and attention to the business of the firm as may be reasonably requested by us.

Confidentiality. Each Contracting Employee is required, whether during or after his or her employment with us, to protect and only use “confidential information” in accordance with strict restrictions placed by us on its use and disclosure. (Every employee of ours is subject to similar strict confidentiality obligations imposed by our Code of Conduct applicable to all Blackstone personnel.)

Notice of Termination. Each Contracting Employee is required to give us prior written notice of his or her intention to leave our employ—six months in the case of Mr. Schwarzman and 90 days for Mr. Peterson and all of our other senior managing directors and between 30 and 60 days in the case of all other Contracting Employees.

Garden Leave. Upon his or her voluntary departure from our firm, a Contracting Employee is required to take a prescribed period of garden leave. The period of garden leave is 90 days for our non-founding senior managing directors and between 30 and 60 days for all other Contracting Employees. During this period the Contracting Employee will continue to receive some of his or her Blackstone compensation and benefits, but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Employee will run coterminously with the non-competition Restricted Period that applies to him or her as described below. Our founders are subject to non-competition covenants but not garden leave requirements.

Non-Competition. During the term of employment of each Contracting Employee, and during the Restricted Period (as such term is defined below) immediately thereafter, such individual will not, directly or indirectly:

•	engage in any business activity in which we operate, including any competitive business;

•	render any services to any competitive business; or

•	acquire a financial interest in or become actively involved with any competitive business (other than as a passive investor holding minimal percentages of the stock of public companies).

“Competitive business” means any business that competes, during the term of employment through the date of termination, with our business, including any businesses that we are actively considering conducting at the time of the Contracting Employee’s termination of employment, so long as such individual knows or reasonably should have known about such plans, in any geographical or market area where we or our affiliates provide our products or services.

Non-Solicitation. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, such individual will not, directly or indirectly, in any manner solicit any of our employees to leave their employment with us, or hire any such employee who was employed by us as of the date of such individual’s termination or who left employment with us within one year prior to or after the date of such individual’s termination. Additionally, each Contracting Employee may not solicit or encourage to cease to work with us any consultant or senior advisers that the individual knows or should know is under contract with us.

In addition, during the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, such individual will not, directly or indirectly, in any manner solicit the business of any client or prospective client of ours with whom the individual, employees reporting to the individual, or anyone whom the individual had direct or indirect responsibility over had personal contact or dealings on our behalf during the three-year period immediately preceding such individual’s termination. Contracting Employees who are employed in our asset management businesses are subject to a similar non-solicitation covenant with respect to investors and prospective investors in our investment funds.

Non-Interference and Non-Disparagement. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, such individual may not interfere with business relationships between us and any of our clients, customers, suppliers or partners. Such individual is also prohibited from disparaging us in any way.

Restricted Period. For purposes of the foregoing covenants, the Restricted Period will be defined to be:

Covenant	Founders	Other Senior Managing Directors	Other Contracting Employees
Non-competition	The later of four years after June 21, 2007 (the date of our initial public offering) or two years after termination of employment.	The later of two years after June 21, 2007 or one year (six months for senior managing directors who are eligible to retire, as defined below) after termination of employment.	The later of between six months and one year after June 21, 2007 or between 90 days and six months after termination of employment.

Non-solicitation of Blackstone employees	The later of four years after June 21, 2007 or two years after termination of employment.	The later of two years after June 21, 2007 or two years after termination of employment.	Generally the later of between one and two years after June 21, 2007 or between six months and one year after termination of employment.

Non-solicitation of Blackstone clients or investors	The later of four years after June 21, 2007 or two years after termination of employment.	The later of two years after June 21, 2007 or one year after termination of employment.	Generally the later of one year after June 21, 2007 or between six months and one year after termination of employment.

Non-interference with business relationships	The later of four years after June 21, 2007 or two years after termination of employment.	The later of two years after June 21, 2007 or one year after termination of employment.	Generally the later of one year after June 21, 2007 or between six months and one year after termination of employment.

Retirement. Blackstone personnel are eligible to retire if they have satisfied either of the following tests: (1) one has reached the age of 65 and has at least five full years of service with our firm; or (2) one has reached the age of 50 and has at least five full years of service with our firm and the sum of his or her age plus years of service with our firm totals at least 65. Except for Peter G. Peterson, no Blackstone personnel will be eligible to retire under the standards specified in the preceding clauses prior to June 30, 2010.

Intellectual Property. Each Contracting Employee is subject to customary intellectual property covenants with respect to works created, invented, designed or developed by such individual that are relevant to or implicated by his or her employment with us.

Specific Performance. In the case of any breach of the confidentiality, non-competition, non-solicitation, non-interference, non-disparagement or intellectual property provisions by a Contracting Employee, the breaching individual agrees that we will be entitled to seek equitable relief in the form of specific performance, restraining orders, injunctions or other equitable remedies.

Director Compensation in 2007

No additional remuneration is paid to our employees for service as a director of our general partner. Each non-employee director receives an annual cash retainer of $100,000. In addition, each non-employee director may receive equity awards from time to time. Each of Mr. Mulroney, Lord Rothschild and Mr. Parrett was granted 10,000 deferred restricted common units under the 2007 Equity Incentive Plan upon his appointment as a director. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, in equal installments on each of the first, second and third anniversaries of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.

The following table provides the compensation for our non-employee directors for 2007.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Total
The Right Honorable Brian Mulroney	$50,000	38,537	$88,537
William G. Parrett	$16,000	10,481	$26,481
Lord Nathaniel Charles Jacob Rothschild	$50,000	38,537	$88,537

(1)	Mr. Mulroney and Lord Rothschild were appointed to the board of directors on June 21, 2007 and thus received 50% of the annual cash retainer. Mr. Parrett was appointed to the board of directors in November 2007 and thus earned 16% of the annual cash retainer.
(2)	The references to “stock” in this table refer to deferred restricted common units
(3)	The amounts shown represent the expense recognized for financial statement purposes in 2007 by Blackstone pursuant to SFAS No. 123(R), excluding the effect of estimated forfeitures, for the deferred restricted common units the directors received upon their respective appointments as a director. The grant date fair value of the deferred restricted common units granted in 2007 was $31.00 for each of Mr. Mulroney and Lord Rothschild and $25.08 for Mr. Parrett. As of December 31, 2007, each of Mr. Mulroney, Lord Rothschild and Mr. Parrett held 10,000 unvested deferred restricted common units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of The Blackstone Group L.P. common units and Blackstone Holdings Partnership Units as of March 10, 2008 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 10, 2008. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P. 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
AXA Financial, Inc. (2)	34,579,126	23%	—	—

Directors and Executive Officers:
Stephen A. Schwarzman (3)(4)	—	—	233,987,965	22%
Peter G. Peterson (3)(4)	—	—	45,319,212	4%
Hamilton E. James (4)	—	—	52,597,062	5%
J. Tomilson Hill (4)	—	—	17,954,937	2%
Michael A. Puglisi (4)	—	—	7,750,568	*
The Right Honorable Brian Mulroney	100,000	*	—	*
William G. Parrett	3,000	*	—	*
Lord Nathaniel Charles Jacob Rothschild (5)	685,000	*	—	*
All executive officers and directors as a group 11 persons)	788,000	*	384,418,790	36%

*	Less than one percent
(1)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(2)	Reflects our common units beneficially owned by AXA Assurances I.A.R.D. Mutuelle, AXA Courtage Assurance Mutuelle, AXA and AXA Financial, Inc. as of December 31, 2007 based on the Schedule 13G filed by AXA Financial, Inc. AXA Financial Inc.’s address is 1290 Avenue of the Americas, New York, NY 10104
(3)

On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly-owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders.

Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners that our founders will have the power to determine how the special voting unit held by Blackstone Partners will be voted. Actions by our founders in this regard must be taken with such founders’ unanimous approval. Following the withdrawal, death or disability of our founders (and any successor founder), this power will revert to the members of Blackstone Partners holding a majority in interest in that entity. If Blackstone Partners directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.

(4)	The Blackstone Holdings Partnership Units shown in the table above for each of the named executive officers include (1) the following units held for the benefit of family members with respect to which the named executive officer disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee; Mr. Peterson – 5,006,717 units held in various trusts for which Mr. Peterson or his spouse is the investment trustee; Mr. James – 7,723,795 units held in a trust for which Mr. James is a trustee with investment power; Mr. Hill – 6,398,770 units held in various trusts for which Mr. Hill’s spouse is the investment trustee; and Mr. Puglisi – 1,333,333 units held in a trust for which Mr. Puglisi is the investment trustee and 1,160,977 units held in a limited liability company for which Mr. Puglisi is the managing member; and (2) the following units held in grantor retained annuity trusts for which the named executive officer is the investment trustee: Mr. Schwarzman – 9,566,655 units; Mr. Hill – 33,526 units; and Mr. Puglisi – 333,333 units. In addition, with respect to Mr. Schwarzman, the above table excludes 952,709 partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment power.
(5)	200,000 of such common units are held by RIT Capital Partners plc, a London Stock Exchange-listed investment company of which Lord Rothschild is chairman of the board and an executive director and in which he and certain of his family interests directly or indirectly hold shares. The other 485,000 common units are held by a nominee for a Guernsey unit trust in which Lord Rothschild and certain of his family interests directly or indirectly hold units. Lord Rothschild disclaims beneficial ownership of such common units.

In addition, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 101,334,234 of our non-voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under Blackstone’s 2007 Equity Incentive Plan (“the Equity Plan”) as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plans Approved by Security Holders	41,514,475	—	120,509,005
Equity Compensation Plans Approved by Security Holders	—	—	—

Total	41,514,475	—	120,509,005

(1)	Reflects the outstanding number of deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the Equity Plan as of December 31, 2007.
(2)	The aggregate number of common units and Blackstone Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by the Equity Plan as of such date (unless the administrator of the Equity Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Reorganization

In June 2007 prior to our IPO, we effected a number of transactions in connection with a reorganization into a holding partnership structure as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Reorganization” whereby our pre-IPO owners contributed to Blackstone Holdings or sold to wholly-owned subsidiaries of The Blackstone Group (which in turn contributed them to Blackstone Holdings) each of the operating entities included in our historical combined financial statements, with the exception of the general partners of certain legacy Blackstone funds that did not have a meaningful amount of unrealized investments and a number of investment vehicles through which our pre-IPO owners and other third parties have made commitments to or investments in or alongside of Blackstone’s investment funds. As part of the reorganization, we made distributions to our pre-IPO owners, including our executive officers, representing all of the undistributed earnings generated by those businesses that were owned and contributed by the pre-IPO owners in connection with our initial public offering. We used approximately $4.57 billion of the proceeds from our initial public offering and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in our business from our pre-IPO owners. Of this amount, we paid approximately $684.0 million to Mr. Schwarzman, approximately $1.92 billion to Mr. Peterson, approximately $191.0 million to Mr. James, approximately $22.9 million to Mr. Hill and approximately $13.8 million to Mr. Puglisi.

Tax Receivable Agreement

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly-owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit.

Blackstone Holdings I L.P. and Blackstone Holdings II L.P. currently intend to make an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. Certain subsidiaries of The Blackstone Group L.P. which are corporate taxpayers have entered into a tax receivable agreement with our pre-IPO owners that provides for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone Senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $690.6 million over the next 15 years. The present value of these estimated payments totals $180.3 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

In addition, the tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other similar benefits. Upon a subsequent actual exchange, any additional increase in tax deductions, tax basis and other similar benefits in excess of the amounts assumed at the change in control will also result in payments under the tax receivable agreement.

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling holder of Blackstone Holdings Partnership Units, under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a pre-IPO owner (or any of the other persons mentioned above) without giving rise to any rights of a pre-IPO owner (or any of the other persons mentioned above) to receive payments under the tax receivable agreement.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the corporate taxpayers will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings.

Registration Rights Agreement

In connection with the restructuring and IPO, we entered into a registration rights agreement with our pre-IPO owners pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Blackstone Holdings Partnership Units or common units (and other securities convertible into or exchangeable or exercisable for our common units) otherwise held by them. Under the registration rights agreement, we agreed to register the exchange of Blackstone Holdings Partnership Units for common units by our pre-IPO owners. In addition, a committee comprised of our founders has the right to request that we register the sale of common units held by our pre-IPO owners an unlimited number of times and may require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, the committee has the ability to exercise certain piggyback registration rights in respect of common units held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us.

Blackstone Holdings Partnership Agreements

As a result of the reorganization and the IPO, The Blackstone Group L.P. became a holding partnership and, through wholly-owned subsidiaries, holds equity interests in Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P., which we refer to collectively as “Blackstone Holdings.” Wholly-owned subsidiaries of The Blackstone Group L.P. are the sole general partner of each of the Blackstone Holdings partnerships. Accordingly, The Blackstone Group L.P. operates and controls all of the business and affairs of Blackstone Holdings and, through Blackstone Holdings and its operating entity subsidiaries, conducts our business. Through its wholly-owned subsidiaries, The Blackstone Group L.P. has unilateral control over all of the affairs and decision making of Blackstone Holdings. Furthermore, the wholly-owned subsidiaries of The Blackstone Group L.P. cannot be removed as the general partners of the Blackstone Holdings partnerships without their approval. Because our general partner, Blackstone Group Management L.L.C., operates and controls the business of The Blackstone Group L.P., the board of directors and officers of our general partner are accordingly responsible for all operational and administrative decisions of Blackstone Holdings and the day-to-day management of Blackstone Holdings’ business. Pursuant to the partnership agreements of the Blackstone Holdings partnerships, the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro rata in accordance with the percentages of their respective partnership interests, except that The Blackstone Group L.P.’s wholly-owned subsidiaries are entitled to priority allocations of income through December 31, 2009 as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Cash Distribution Policy.”

Each of the Blackstone Holdings partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group L.P.’s wholly-owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group L.P.’s wholly-owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests, except that The Blackstone Group L.P.’s wholly-owned subsidiaries will be entitled to priority allocations of income through December 31, 2009 as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”. The partnership agreements of the Blackstone Holdings partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

Our pre-IPO owners received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, these partnership units may be exchanged for The Blackstone Group L.P. common units as described under “—Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings partnerships units, and which may be exchangeable for our common units.

See “Item 11. Executive Compensation—Narrative Supplement to the Summary Compensation Table and the Grants of Plan-Based Awards in 2007—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “—Minimum Retained Ownership Requirements and Transfer Restrictions for Existing Owners” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

In addition, substantially all of our expenses, including substantially all expenses solely incurred by or attributable to The Blackstone Group L.P. such as expenses incurred in connection with the IPO but not including obligations incurred under the tax receivable agreement by The Blackstone Group L.P.’s wholly-owned subsidiaries, income tax expenses of The Blackstone Group L.P.’s wholly-owned subsidiaries and payments on indebtedness incurred by The Blackstone Group L.P.’s wholly-owned subsidiaries, are borne by Blackstone Holdings.

Exchange Agreement

In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly-owned subsidiaries). Under the exchange agreement, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, The Blackstone Group L.P.’s indirect interest in the Blackstone Holdings partnerships will be correspondingly increased.

Firm Use of Our Founders’ Private Aircraft

Mr. Schwarzman owns an airplane and Messrs. Schwarzman and Peterson jointly own a helicopter that we use for business purposes in the course of our operations. Messrs. Schwarzman and Peterson paid for the purchase of these aircraft themselves and bear all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to Mr. Schwarzman and Mr. Peterson for such use were based on current market rates for chartering private aircraft. We paid $1,412,912 to Mr. Schwarzman in 2007 for the use of his airplane and we paid $234,225 to Mr. Schwarzman and Mr. Peterson in 2007 for the use of their jointly-owned helicopter.

Expense Reimbursements

Prior to our IPO, as a privately-owned firm we had incurred or made payments for certain personal expenses on behalf of Messrs. Schwarzman and Peterson, which expenses were reimbursed by the executives. The maximum amounts outstanding under these arrangements in 2007 were $1,342,337 for Mr. Schwarzman and $454,535 for Mr. Peterson. All such amounts were repaid prior to the date we filed the registration statement relating to our IPO and we no longer incur or make similar payments in respect of personal expenses.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. None of our directors or executive officers received net distributions from Blackstone-managed investment vehicles during the year ended December 31, 2007.

Statement of Policy Regarding Transactions with Related Persons

The board of directors of our general partner has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to the Chief Legal Officer of our general partner any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Chief Legal Officer will then promptly communicate that information to the board of directors of our general partner. No related person transaction will be consummated without the approval or ratification of the board of directors of our general partner or any committee of the board of directors consisting exclusively of disinterested directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Indemnification of Directors and Officers

Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: our general partner; any departing general partner; any person who is or was an affiliate of a general partner or any departing general partner; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the general partner or any departing general partner or any affiliate of us or our subsidiaries, the general partner or any departing general partner; any person who is or was serving at the request of a general partner or any departing general partner or any affiliate of a general partner or any departing general partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or any person designated by our general partner. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable it to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

We will also indemnify any of our employees who personally becomes subject to a “clawback” obligation to one of our investment funds in respect of carried interest that we have received. See “Item 1. Business—Structure and Operation of Our Investment Funds—Incentive Arrangements / Fee Structure”.

Non-Competition and Non-Solicitation Agreements

In connection with our IPO, we have entered into a non-competition and non-solicitation agreement with each of our professionals and other senior employees, including each of our executive officers. See “Item 11. Executive Compensation—Non-Competition and Non-Solicitation Agreements” for a description of the material terms of such agreements.

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, our general partner’s board of directors has three directors who satisfy the independence and financial literacy requirements of the NYSE and the Securities and Exchange Commission (“SEC”). These directors are Messrs. Mulroney, Parrett and Rothschild. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on March 4, 2008 that the independent directors have no material relationship with us or our general partner. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:

Under any circumstances, a director is not independent if:

•	the director is, or has been within the preceding three years, employed by our general partner or us;

•	an immediate family member of the director was employed as an executive officer of our general partner or us within the preceding three years;

•

the director, or an immediate family member of that director, received within the preceding three years more than $100,000 in any twelve-mouth period in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•

the director or an immediate family member of that director is a current partner of a firm that is our internal or external auditor; the director is a current employee of such a firm; the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or the director or an immediate family member of that director was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our or a predecessor’s audit within that time;

•

the director or an immediate family member is, or has been within the preceding three years, employed as an executive officer of another company where any of our general partner’s present executive officers at the same time serves or served on such other company’s compensation committee; or

•

the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the preceding three fiscal years, exceeds the greater of $1,000,000 or two percent (2%) of the consolidated gross revenues of the other company.

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence:

•

if the director or an immediate family member of that director serves as an executive officer, director or trustee of a charitable organization, and our annual charitable contributions to that organization (excluding contributions by us under any established matching gift program) are less than the greater of $1,000,000 or two percent (2%) of that organization’s consolidated gross revenues in its most recent fiscal year; and

•

if the director or an immediate family member of that director (or a company for which the director serves as a director or executive officer) invests in or alongside of one or more investment funds or investment companies managed by us or any of our subsidiaries, whether or not fees or other incentive arrangements for us or our subsidiaries are borne by the investing person.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the year ended December 31, 2007.

	Blackstone		Initial Public Offering		Blackstone Funds		Blackstone Corporate Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$21,618	(1)	$23,670	(1)	$19,777	(4)	$—
Audit-Related Fees	$1,472	(5)	$—		$—		$44,658	(2)
Tax Fees	$3,600	(3)	$4,876	(3)	$22,399	(4)	$17,069	(2)

(1)	Audit Fees consisted of fees for (i) the audits of our consolidated and combined financial statements in our Form S-1 and Form 10-K annual report and services attendant to, or required by, statute or regulation; (ii) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (iii) comfort letters, consents and other services related to SEC and other regulatory filings.
(2)	Audit-Related Fees included assurance services, merger and acquisition due diligence services provided in connection with acquisitions of portfolio companies for investment purposes primarily to certain corporate private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, Deloitte & Touche provides audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.
(3)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(4)	Deloitte & Touche also provides audit and tax services to certain corporate private equity, real estate and other investment funds managed by Blackstone in its capacity as the general partner. The tax services provided consist primarily of tax compliance and related services.
(5)	Consists primarily of assurance services related to internal controls over financial reporting under Section 302 of the Sarbanes-Oxley Act.

Our audit committee charter, which is available on our website at www.blackstone.com under “Investor Relations”, requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.3	Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of August 10, 2007, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.4	Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of June 18, 2007, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.5	Amended and Restated Limited Partnership Agreement of Blackstone Holdings V L.P., dated as of June 18, 2007, by and among Blackstone Holdings V GP L.P. and the limited partners of Blackstone Holdings V L.P. party thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.7	Exchange Agreement, dated as of June 18, 2007, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings V L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.8	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.9	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.10	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.11	Founding Member Agreement of Peter G. Peterson, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Peter G. Peterson (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.12	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.13	Credit Agreement dated as of December 22, 2003 among Blackstone Group Holdings L.P., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto, as amended by the First Amendment dated as of February 1, 2006 and the Second Amendment dated as of April 26, 2007 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 11, 2007).

10.14	Third Amendment to Credit Agreement dated June 11, 2007, among Blackstone Group Holdings L.P., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto.

10.15	Fourth Amendment to Credit Agreement dated December 3, 2007, among Blackstone Group Holdings L.P., JPMorgan Chase Bank, as administrative agent, and the lenders party thereto.

10.16	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.17	The Blackstone Group L.P. Bonus Deferral Plan.

10.18	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.21	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.27	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2008

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its general partner

/s/ Michael A. Puglisi
	Name:	Michael A. Puglisi
	Title:	Chief Financial Officer

Each of the officers and directors of Blackstone Group Management L.L.C., the general partner of the Registrant, whose signature appears below, in so signing, also makes, constitutes and appoints each of Stephen A. Schwarzman, Hamilton E. James, Michael A. Puglisi and Robert L. Friedman, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on 11 day of March, 2008.

Signature	Title
/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Peter G. Peterson Peter G. Peterson	Director

/s/ Hamilton E. James Hamilton E. James	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ Nathaniel Charles Jacob Rothschild Nathaniel Charles Jacob Rothschild	Director

/s/ William G. Parrett William G. Parrett	Director

/s/ Michael A. Puglisi Michael A. Puglisi	Chief Financial Officer (Principal Financial Officer)

/s/ Dennis J. Walsh Dennis J. Walsh	Principal Accounting Officer (Principal Accounting Officer)