Form 10-Q
period 2008-03-31
Blackstone Group L.P.
filed 2008-05-15
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 1, 2008 was 153,374,707. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of May 1, 2008 was 101,334,234.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as such factors may be updated from time to time in our periodic filings with the SEC,

i

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

In this report, references to “Blackstone,” “we,” “us” or “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure in June 2007 as described under “Item 1. Financial Information—Financial Statements—Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—Note 1. Organization and Basis of Presentation—Reorganization of the Partnership”, to Blackstone Group, which comprised certain consolidated and combined entities historically under the common ownership of (a) our two founders, Mr. Stephen A. Schwarzman and Mr. Peter G. Peterson, and our other senior managing directors, (b) selected other individuals engaged in some of our businesses and (c) a subsidiary of American International Group, Inc., to whom we refer collectively as our “predecessor owners” or “pre-IPO owners,” and (2) after our reorganization, to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of our founders and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

“Blackstone Funds,” “our funds” and “our investment funds” refer to the corporate private equity funds, real estate funds, funds of hedge funds, debt funds, collateralized loan obligation (“CLO”) vehicles, proprietary hedge funds and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the corporate private equity funds, real estate funds and debt funds that are managed by Blackstone. “Our hedge funds” refer to the funds of hedge funds and proprietary hedge funds that are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equal the sum of:

(1)	the fair market value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair market value of co-investments arranged by us that were made by limited partners of our corporate private equity and real estate funds in portfolio companies of such funds and as to which we receive fees or a carried interest allocation);

(2)	the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and

(3)	the amount of capital raised for our CLOs.

Our calculation of assets under management may differ from the calculations of other asset managers and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2008	December 31, 2007
Assets
Cash and Cash Equivalents	$672,669	$868,629
Cash Held by Blackstone Funds	117,514	163,696
Investments	7,058,802	7,145,156
Accounts Receivable	224,439	213,086
Due from Brokers	564,945	812,250
Investment Subscriptions Paid in Advance	8,170	36,698
Due from Affiliates	695,179	855,854
Intangible Assets, Net	1,247,135	604,681
Goodwill	1,689,976	1,597,474
Other Assets	174,499	99,366
Deferred Tax Assets	763,056	777,310

Total Assets	$13,216,384	$13,174,200

Liabilities and Partners’ Capital
Loans Payable	$451,653	$130,389
Amounts Due to Non-Controlling Interest Holders	107,114	269,901
Securities Sold, Not Yet Purchased	1,084,235	1,196,858
Due to Affiliates	1,123,832	831,609
Accrued Compensation and Benefits	207,000	188,997
Accounts Payable, Accrued Expenses and Other Liabilities	210,987	250,445

Total Liabilities	3,184,821	2,868,199

Commitments and Contingencies
Non-Controlling Interests in Consolidated Entities	5,886,187	6,079,156

Partners’ Capital
Partners’ Capital (common units: 260,653,696 issued; 260,008,534 and 259,826,700 outstanding as of March 31, 2008 and December 31, 2007, respectively)	4,144,519	4,226,500
Accumulated Other Comprehensive Income	857	345

Total Partners’ Capital	4,145,376	4,226,845

Total Liabilities and Partners’ Capital	$13,216,384	$13,174,200

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2008	2007
Revenues
Management and Advisory Fees	$309,409	$447,402
Performance Fees and Allocations	(188,687)	662,498
Investment Income (Loss) and Other	(52,199)	116,468

Total Revenues	68,523	1,226,368

Expenses
Compensation and Benefits	977,147	79,207
Interest	2,743	11,122
General, Administrative and Other	95,221	28,132
Fund Expenses	22,952	53,689

Total Expenses	1,098,063	172,150

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(215,636)	3,036,482

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision for Taxes	(1,245,176)	4,090,700
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(998,457)	2,944,654

Income (Loss) Before Provision for Taxes	(246,719)	1,146,046
Provision for Taxes	4,274	13,970

Net Income (Loss)	$(250,993)	$1,132,076

Net Loss Per Common Unit
Basic	$(0.97)

Diluted	$(0.97)

Weighted-Average Common Units Outstanding
Basic	259,860,669

Diluted	259,860,669

Revenues Earned from Affiliates
Management and Advisory Fees	$28,407	$229,944

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income	Total Partners’ Capital	Compre- hensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$4,226,845
Purchase of Interests from Predecessor Owners		(44,072)		(44,072)
Net Loss		(250,993)		(250,993)	$(250,993)
Currency Translation Adjustment			512	512	512
Equity-based Compensation		213,084		213,084
Delivery of Vested Deferred Restricted Common Units	181,834

Balance at March 31, 2008	260,008,534	$4,144,519	$857	$4,145,376	$(250,481)

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net Income (Loss)	$(250,993)	$1,132,076
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(788,477)	744,923
Net Realized (Gains) Losses on Investments	256	(1,050,641)
Changes in Unrealized (Gains) Losses on
Investments Allocable to Blackstone Group	62,823	(520,424)
Non-Cash Performance Fees and Allocations	76,279	—
Equity-Based Compensation Expense	914,671	—
Intangible Amortization	33,528	—
Other Non-Cash Amounts Included in Net Income	3,845	(13,007)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds	46,183	457,611
Due from Brokers	247,304	(192,816)
Accounts Receivable	(9,139)	55,023
Due from Affiliates	212,292	(13,485)
Other Assets	(29,122)	15,583
Accrued Compensation and Benefits	(46,299)	(23,108)
Accounts Payable, Accrued Expenses and Other Liabilities	(64,339)	93,609
Due to Affiliates	14,261	(62,214)
Amounts Due to Non-Controlling Interest Holders	(59,485)	(41,043)
Blackstone Funds Related:
Investments Purchased	(10,013,010)	(6,080,748)
Cash Proceeds from Sale of Investments	9,764,576	4,154,706

Net Cash Provided by (Used in) Operating Activities	115,154	(1,343,955)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(7,219)	(3,068)
Cash Paid for Acquisition, net of cash acquired	(336,571)	—
Changes in Restricted Cash	(45,128)	—

Net Cash Used in Investing Activities	(388,918)	(3,068)

Financing Activities
Distributions to Non-Controlling Interest
Holders in Consolidated Entities	(183,353)	(2,663,894)
Contributions from Non-Controlling Interest
Holders in Consolidated Entities	96,523	4,539,138
Contributions from Predecessor Owners	—	90,304
Distributions to Predecessor Owners	—	(1,050,820)
Purchase of Interests from Predecessor Owners	(79,627)	—
Proceeds from Loans Payable	285,781	2,518,352
Repayment of Loans Payable	(41,610)	(2,090,778)

Net Cash Provided by Financing Activities	77,714	1,342,302

Effect of Exchange Rate Changes on Cash and Cash Equivalents	90	1,027

Net Decrease in Cash and Cash Equivalents	(195,960)	(3,694)
Cash and Cash Equivalents, Beginning of Period	868,629	129,443

Cash and Cash Equivalents, End of Period	$672,669	$125,749

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$2,931	$3,957

Payments for Income Taxes	$11,845	$16,967

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Investment Transactions of Consolidated Blackstone Funds	$—	$(17,091)

Supplemental Disclosure of Non-Cash Investing Activities and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$(17,091)

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$4,440	$—

Due to Affiliates	$(3,774)	$—

Partners’ Capital	$(666)	$—

Acquisition of GSO Capital Partners LP:
Fair Value of Assets Acquired	$1,018,747	$—
Cash Paid for Acquisition	(356,972)	—
Fair Value of Non-Controlling Interests in Consolidated Entities and Liabilities Assumed	(381,375)	—

Units to be Issued	$280,400	$—

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services based in New York. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, debt funds, collateralized loan obligation (“CLO”) vehicles, proprietary hedge funds, closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds.” Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Basis of Presentation—The accompanying unaudited condensed consolidated and combined financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated and combined financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated and combined financial statements are presented fairly and that estimates made in preparing its condensed consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated and combined financial statements include (1) subsequent to the reorganization as described below, the consolidated accounts of Blackstone, and (2) prior to the reorganization the entities engaged in the above businesses under the common ownership of the two founders of Blackstone, Stephen A. Schwarzman and Peter G. Peterson (the “Founders”), Blackstone’s other senior managing directors and selected other individuals engaged in some of Blackstone’s businesses, personal planning vehicles beneficially owned by the families of these individuals and a subsidiary of American International Group, Inc. (“AIG”), collectively referred to as the “predecessor owners”.

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

The Partnership’s interest in Blackstone Holdings (see “Reorganization of the Partnership” below) is within the scope of the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interest for the economic interests of limited partners of the Blackstone Holdings partnerships.

Certain prior period financial statement balances have been reclassified to conform to the current presentation.

Reorganization of the Partnership—The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by the Founders and Blackstone’s other senior managing directors.

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

Initial Public Offering—On June 27, 2007, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership completed the sale of non-voting common units, representing approximately 9.3% of the equity in Blackstone, to Beijing Wonderful Investments, an investment vehicle established by the People’s Republic of

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

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

Consolidation and Deconsolidation of Blackstone Funds—In accordance with GAAP, a number of the Blackstone Funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s proprietary hedge funds and four of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone Funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s condensed consolidated and combined financial statements up to the effective date of these rights.

Acquisition of GSO Capital Partners LP—On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace, with $11.49 billion of assets under management as of March 31, 2008. GSO manages a multi-strategy credit hedge fund, a mezzanine fund, a senior debt fund and various CLO vehicles. GSO’s results from the date of acquisition have been included in the Marketable Alternative Asset Management segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments, At Fair Value—The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. For those funds which the Partnership consolidates, such funds reflect their investments, including Securities Sold, Not Yet Purchased, on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, the majority-owned and controlled investments of the Blackstone Funds (the “Portfolio Companies”) are not consolidated by these funds. The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

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

A significant number of the investments, including our carry fund investments, have been valued by the Partnership, in the absence of observable market prices, using the valuation methodologies described below. Additional information regarding these investments is provided in Note 4 to the condensed consolidated and combined financial statements. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions. The Partnership estimates the fair value of investments when market prices are not observable as follows.

Corporate private equity, real estate and debt investments – For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), public market or private transactions, valuations for comparable companies and other measures. With respect to real estate investments, the measures considered in determining fair values include capitalization rates (“cap rates”), sales of comparable assets and replacement costs. Analytical methods used to estimate the fair value of private investments include the discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), cap rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute a projected return on investment. Valuations may also be derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by option pricing models or other similar methods. Corporate Private Equity and Real Estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

Funds of hedge funds – Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund. If the Partnership determines, based on its own due diligence and investment procedures, that the valuation for any Investee Fund based on information provided by the Investee Fund’s management does not represent fair value, the Partnership will estimate the fair value of the Investee Fund in good faith and in a manner that it reasonably chooses.

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

associated with short positions is included in the Condensed Consolidated and Combined Statements of Income as Net Gains from Fund Investment Activities.

Securities transactions are recorded on a trade date basis.

3. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of Non-Controlling Interests at Reorganization

Pursuant to the Reorganization transaction described in Note 1, the Partnership acquired interests in the predecessor businesses from the predecessor owners. These interests were acquired, in part, through an exchange of Blackstone Holdings Partnership Units and, in part, through the payment of cash.

This transaction has been accounted for partially as a transfer of interests under common control and, partially, as an acquisition of non-controlling interests in accordance with SFAS No. 141. The vested Blackstone Holdings Partnership Units received by the Control Group in the Reorganization are reflected in the condensed consolidated and combined financial statements as non-controlling interests at the historical cost of the interests they contributed, as they are considered to be the Control Group of the predecessor organization. The vested Blackstone Holdings Partnership Units received by holders not included in the Control Group in the Reorganization are accounted for using the purchase method of accounting under SFAS No. 141 and reflected as non-controlling interests in the condensed consolidated financial statements at the fair value of the interests contributed as these holders are not considered to have been in the group controlling Blackstone prior to the Reorganization. Additionally, ownership interests were purchased with proceeds from the IPO. The cash paid in excess of the cost basis of the interests acquired from members of the Control Group has been charged to equity. Cash payments related to the acquisition of interests from holders outside of the Control Group has been accounted for using the purchase method of accounting.

The total consideration paid to holders outside of the Control Group was $2.79 billion and reflected (1) 69,093,969 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.14 billion based on the initial public offering price of $31.00 per common unit, and (2) cash of $647.6 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximated $2.34 billion, the remaining balance of which has been reported in the captions Goodwill and Intangible Assets in the Condensed Consolidated Statement of Financial Condition as of March 31, 2008. The finite-lived intangible assets of $876.3 million reflect the value ascribed for the future fee income relating to contractual rights and client or investor relationships for management, advisory and incentive fee arrangements as well as for those rights and relationships associated with the future carried interest income from the corporate private equity, real estate and debt funds. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $55.2 million) is $1.52 billion and has been recorded as Goodwill.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

During the period ended March 31, 2008, the Partnership finalized the purchase price allocation, including the determination of goodwill attributable to the reporting segments, as provided in the tables below for the acquisition of non-controlling interests at Reorganization.

Purchase Price	$2,789,469

Goodwill	$1,516,720
Finite-Lived Intangible Assets/Contractual Rights	876,270
Other Liabilities	(55,158)

Increase to Non-Controlling Interests in Consolidated Entities	2,337,832
Net Assets Acquired, at Fair Value	451,637

Preliminary Purchase Price Allocation	$2,789,469

Acquisition of GSO Capital Partners LP

In March 2008, the Partnership completed the acquisition of GSO, an alternative asset manager specializing in the leveraged finance marketplace. The purchase consideration of GSO consisted of cash and Blackstone Holdings Partnership Units valued at acquisition closing at $635 million in the aggregate, plus up to an additional targeted $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over that period. The Partnership also incurred $7.8 million of acquisition costs. Additionally, profit sharing and other compensatory payments subject to performance and vesting may be paid to the GSO personnel.

This transaction has been accounted for as an acquisition using the purchase method of accounting under SFAS No. 141. The Partnership is in the process of finalizing this purchase price allocation, including the determination of goodwill attributable to the Partnership’s reportable segments in relation to this acquisition. To the extent that the estimates used in the preliminary purchase price allocation need to be adjusted further, the Partnership will do so upon making that determination but not later than one year from the date of the acquisition.

The preliminary purchase price allocation for the GSO acquisition is as follows:

Finite-Lived Intangible Assets/Contractual Rights	$522,000
Goodwill	173,256
Other Liabilities	(55,447)
Net Assets Acquired, at Fair Value	3,000

Preliminary Purchase Price Allocation	$642,809

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The Condensed Consolidated Statement of Income for the three months ended March 31, 2008 includes the results of GSO’s operations from the date of acquisition, March 3, 2008, through March 31, 2008. Supplemental information on an unaudited pro forma basis, as if the GSO acquisition had been consummated as of January 1, 2008 and January 1, 2007, respectively, is as follows:

	Three Months Ended March 31,
	(Unaudited)
	2008	2007
Total Revenues	$93,874	$1,347,944

Net Income (Loss)	$(256,250)	$1,113,039

Net Loss per Common Unit
Basic	$(0.99)	N/A

Diluted	$(0.99)	N/A

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Partnership believes are reasonable; it is not necessarily indicative of the Partnership’s Condensed Consolidated and Combined Financial Condition or Statements of Income in future periods or the results that actually would have been realized had the Partnership and GSO been a combined entity during the periods presented.

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of Goodwill and Intangible Assets:

	Goodwill	Intangible Assets
Balance at December 31, 2007	$1,597,474	$604,681
Additions—GSO Acquisition	173,256	522,000
Purchase Price Adjustments—Reorganization	(80,754)	153,982
Amortization	—	(33,528)

Balance at March 31, 2008	$1,689,976	$1,247,135

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity—$694,512, Real Estate—$421,739, Marketable Alternative Asset Management—$504,851, and Financial Advisory—$68,873.

Amortization expense is included in General, Administrative and Other in the accompanying Condensed Consolidated and Combined Statements of Income. Amortization of intangible assets held at March 31, 2008 is expected to be approximately $155.6 million for the year ending December 31, 2008.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

4. INVESTMENTS

Investments

A condensed summary of Investments consist of the following:

	March 31, 2008	December 31, 2007
Investments of Consolidated Blackstone Funds	$3,933,928	$3,992,638
Equity Method Investments	2,143,937	1,971,228
Performance Fees and Allocations Related Investments	950,845	1,150,264
Other Investments	30,092	31,026

	$7,058,802	$7,145,156

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $949.4 million and $996.4 million at March 31, 2008 and December 31, 2007, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $1.94 billion and $1.88 billion at March 31, 2008 and December 31, 2007, respectively.

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$845,045	$905,047	21.5%	22.7%
Diversified Investments	749,545	756,654	19.1%	19.0%
Other	136,870	138,723	3.5%	3.5%

Investment Funds Total (Cost: 2008 $1,586,558; 2007 $1,547,297)	1,731,460	1,800,424	44.1%	45.2%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate, including Consumer Business	208,179	216,406	5.3%	5.4%
Other	125,285	128,235	3.1%	3.3%

Partnership and LLC Interests Total (Cost: 2008 $256,388; 2007 $260,372)	333,464	344,641	8.4%	8.7%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Common Stock
Manufacturing	332,428	383,937	8.5%	9.5%
Energy	222,449	144,783	5.7%	3.6%
Real Estate, including Consumer Business	89,107	2,047	2.3%	0.1%
Technology, Media and Telecommunications	42,490	67,116	1.1%	1.7%
Financial Services	28,769	100,719	0.7%	2.5%
Other	134,558	159,619	3.3%	3.9%

Common Stock Total (Cost: 2008 $876,618; 2007 $827,842)	849,801	858,221	21.6%	21.3%
Other, principally preferred stock and warrants (Cost: 2008 $1,471; 2007 $10,099)	1,428	13,987	—	0.4%

Equity Securities Total (Cost: 2008 $878,089; 2007 $837,941)	851,229	872,208	21.6%	21.7%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $7,368; 2007 $7,757)	7,048	7,507	0.2%	0.2%

United States and Canada Total (Cost: 2008 $2,728,403; 2007 $2,653,367)	2,923,201	3,024,780	74.3%	75.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Europe
Partnership and LLC Interests Total (Cost: 2008 $45,921; 2007 $45,859)	57,963	54,089	1.5%	1.4%

Equity Securities, principally related to corporate private equity funds
Common Stock
Manufacturing	294,016	302,524	7.5%	7.6%
Other	182,696	65,558	4.6%	1.6%

Common Stock Total (Cost: 2008 $430,684; 2007 $345,325)	476,712	368,082	12.1%	9.2%
Preferred Stock, principally Real Estate including Consumer Business (Cost: 2008 $5,208; 2007 $162,328)	5,178	205,511	0.1%	5.1%
Other, principally interest rate swaps (Cost: 2008 $8,733; 2007 $5,584)	10,854	4,733	0.3%	0.1%

Equity Securities Total (Cost: 2008 $444,625; 2007 $513,237)	492,744	578,326	12.5%	14.4%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $522; 2007 $480)	446	452	—	—

Europe Total (Cost: 2008 $491,068; 2007 $559,576)	551,153	632,867	14.0%	15.8%

Asia
Equity Securities, principally related to corporate private equity and marketable alternative asset management funds
Manufacturing	145,888	104,529	3.7%	2.6%
Other	177,945	146,700	4.5%	3.7%

Equity Securities Total (Cost: 2008 $324,860; 2007 $223,382)	323,833	251,229	8.2%	6.3%

Asia Total (Cost: 2008 $324,860; 2007 $223,382)	323,833	251,229	8.2%	6.3%

Other Total (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2008 $130,594; 2007 $63,918)	135,741	83,762	3.5%	2.1%

Total Investments of Consolidated Blackstone Funds (Cost: 2008 $3,674,925; 2007 $3,500,243)	$3,933,928	$3,992,638	100.0%	100.0%

At March 31, 2008 and December 31, 2007, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At March 31, 2008 and December 31, 2007, consideration was given as to whether any individual consolidated funds of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At March 31, 2008 and December 31, 2007, Blackport Capital Fund Ltd. had a fair value of $823.2 million and $903.3 million, respectively, and was the sole feeder fund investment to exceed the 5.0% threshold at each date.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

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

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
United States – Equity Instruments
Utilities	$286,439	$360,952	26.5%	30.2%
Manufacturing	258,279	214,820	23.8%	17.9%
Real Estate, including consumer business	100,129	135,710	9.2%	11.3%
Transportation	83,046	—	7.7%	–
Financial Services	45,700	208,146	4.2%	17.4%
Technology, Media and Telecommunications	39,084	69,105	3.6%	5.8%
Index Funds	—	—	–	–
Pharmaceutical	—	—	–	–
Other	118	26,255	–	2.2%

United States Total
(Proceeds: 2008 $829,626; 2007 $1,013,691)	812,795	1,014,988	75.0%	84.8%

Europe – Equity Instruments
Manufacturing	124,109	39,165	11.4%	3.3%
Financial Services	22,432	—	2.1%	–
Utilities	185	—	–	–
Other	—	26,398	–	2.2%

Europe Total (Proceeds: 2008 $119,896; 2007 $60,331)	146,726	65,563	13.5%	5.5%

All other regions – Equity Instruments – Manufacturing
(Proceeds: 2008 $132,033; 2007 $122,167)	124,714	116,307	11.5%	9.7%

Total (Proceeds: 2008 $1,081,555; 2007 $1,196,189)	$1,084,235	$1,196,858	100.0%	100.0%

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

	Three Months Ended March 31,
	2008	2007
Realized Gains (Losses)	$(25,692)	$1,050,641
Net Change in Unrealized Gains (Losses)	(480,225)	2,720,155

	$(505,917)	$3,770,796

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

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

At March 31, 2008, Blackstone was the primary beneficiary of VIEs whose gross assets were $1.26 billion, which is the carrying amount of such financial assets in the condensed consolidated financial statements. The nature of these VIEs includes investments in corporate private equity, real estate, debt and funds of hedge funds assets.

Blackstone is also a significant variable interest holder in other VIEs which are not consolidated, as Blackstone is not the primary beneficiary. These VIEs represent certain Blackstone Funds that are funds of hedge funds. At March 31, 2008, gross assets of these entities were approximately $812.5 million. Blackstone’s aggregate maximum exposure to loss was approximately $249.8 million as of March 31, 2008. Blackstone’s involvement with these entities began on the dates that they were formed, which range from July 2002 to January 2006.

Performance Fees and Allocations

Blackstone manages corporate private equity funds, real estate funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fair value of the investments were realized as of such date. In certain performance fee arrangements related to hedge funds in the marketable alternative asset management segment, Blackstone is entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments.

A summary of Blackstone’s equity method investments follows:

	Equity Held		Equity in Net Income (Loss)
	March 31, 2008	December 31, 2007	Three Months Ended March 31,
			2008	2007
Equity Method Investments	$2,143,937	$1,971,228	$(133,639)	$11,549

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2008	2007
Realized Gains (Losses)	$256	$(50)
Net Change in Unrealized Gains (Losses)	(514)	1,138

	$(258)	$1,088

Fair Value Measurements

SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, debt funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Investments of Consolidated Blackstone Funds	$3,933,928	$1,677,421	$10,664	$2,245,843
Other Investments	30,092	1,251	—	28,841
Securities Sold, Not Yet Purchased	1,084,235	1,084,235	—	—

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $949.4 million and $996.4 million at March 31, 2008 and December 31, 2007, respectively.

The following table summarizes the Level III investments by valuation methodology as of March 31, 2008:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	76.1%	76.1%
Specific Valuation Metrics	12.6%	9.6%	1.7%	23.9%

Total	12.6%	9.6%	77.8%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows:

Three Months Ended March 31, 2008
Balance, December 31, 2007	$2,362,542
Purchases (Sales), Net	23,256
Realized and Unrealized Gains (Losses), Net	(111,114)

Balance, March 31, 2008	$2,274,684

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at Reporting Date	$(125,061)

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income.

5. LOANS PAYABLE

In connection with the acquisition of GSO, the Partnership assumed credit facilities with aggregate available credit of $76.8 million and outstanding borrowings of $73.3 million at March 31, 2008. The loans are used in conjunction with working capital, capital asset financing and to fund GSO’s general partner investments to its funds.

Note 12 provides a subsequent events update related to Blackstone’s credit facility.

6. INCOME TAXES

The Blackstone Holdings Partnerships operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions; accordingly, these entities in some cases

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

are subject to the New York City unincorporated business tax or, in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, certain wholly-owned entities of the Partnership are subject to federal, state and local corporate income taxes. Prior to the Reorganization, Blackstone provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%.

Blackstone’s effective income tax rate was approximately 1.73% and 1.22% for the three months ended March 31, 2008 and 2007, respectively. Blackstone’s effective tax rate for the three months ended March 31, 2008 was due to the following: (1) certain wholly-owned subsidiaries were subject to federal, state and local corporate income taxes on income allocated to Blackstone and certain non-U.S. corporate entities continue to be subject to non-U.S. corporate income tax, and (2) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes. Blackstone’s effective tax rate for the three months ended March 31, 2007 was due to the following: prior to the Reorganization, Blackstone provided for New York City unincorporated business tax on certain businesses that were subject to such tax and corporate income tax on certain non-U.S. corporate entities.

7. NET LOSS PER COMMON UNIT

The Weighted-Average Common Units Outstanding, Basic and Diluted, are calculated as follows:

	Three Months Ended March 31, 2008
	Basic	Diluted
The Blackstone Group L.P. Weighted -Average Common Units Outstanding	259,860,669	259,860,669

Total Weighted-Average Common Units Outstanding	259,860,669	259,860,669

Basic and diluted net loss per common unit are calculated as follows:

	Three Months Ended March 31, 2008
	Basic	Diluted
Net Loss Available to Common Unit Holders	$(250,993)	$(250,993)

Weighted-Average Common Units Outstanding	259,860,669	259,860,669

Net Loss per Common Unit	$(0.97)	$(0.97)

For the three months ended March 31, 2008, a total of 35,347,379 deferred restricted common units and 826,948,454 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Approximately $300 million of the authorization was intended to offset the issuance of units as part of the consideration in the GSO acquisition. In March 2008, Blackstone repurchased a combination of 8,319,101 vested and unvested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $124.8 million.

8. EQUITY-BASED COMPENSATION

The Partnership granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors primarily in connection with the IPO. As of January 1, 2008, the Partnership had the ability to grant 162,109,845 units under the Partnership’s 2007 Equity Incentive Plan during the year ended December 31, 2008.

For the three months ended March 31, 2008, the Partnership recorded compensation expense of $914.7 million in relation to its equity-based awards with a corresponding tax benefit of $5.4 million. As of March 31, 2008, there was $11.38 billion of estimated unrecognized compensation expense related to non-vested equity-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.3 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,115,442,543 as of March 31, 2008. Total outstanding unvested phantom units were 956,595 as of March 31, 2008.

A summary of the status of the Partnership’s non-vested equity-based awards as of March 31, 2008 and a summary of changes for the three months ended March 31, 2008, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	439,153,982	$31.00	34,734,870	$26.65	967,923	$27.23
Granted	753,838	17.64	478,922	17.98	15,341	15.02
Repurchased	(7,510,488)	31.00	—	—	—	—
Vested	(16,331)	31.00	(210,586)	24.00	—	—
Exchanged	(127,200)	31.00	166,271	19.64	3,333	15.11
Forfeited	—	—	(337,666)	25.25	(30,002)	25.98

Balance, March 31, 2008	432,253,801	$30.98	34,831,811	$26.54	956,595	$27.00

During the three months ended March 31, 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased under the unit repurchase program both vested and unvested units in conjunction with the modifications. A percentage of the cash settlement was paid up front to the senior managing directors and the remaining percentage of the settlement will be held in escrow and in certain cases earned over a specified service period. The Partnership recognized total compensation expense of $167.2 million, which is included in the total equity-based compensation expense of $914.7 million, related to the modifications and cash settlement. Additional compensation expense related to the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

portion of the settlement held in escrow will be recognized over the specified service period which ranges from approximately 18 to 50 months.

Units Expected to Vest

The following unvested units, as of March 31, 2008, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	401,854,610	4.9
Deferred Restricted Blackstone Common Units	28,076,988	5.9

Total Equity Settled Awards	429,931,598	5.0

Phantom Units	807,375	1.8

Acquisition of GSO Capital Partners L.P.

In conjunction with the acquisition of GSO, the Partnership entered into equity-based compensation arrangements with certain GSO senior managing directors and other personnel. The arrangements stipulate that the recipient receive cash, equity instruments or a combination of cash and equity instruments to be earned over service periods ranging from three to five years or based upon the realization of specified earnings targets over the period 2008 through 2012. For the non-performance dependent compensation arrangements, the Partnership will recognize the estimated expense on a straight-line basis over the service period. For the performance-based compensation arrangements tied to specified earnings targets, the Partnership estimates compensation expense based upon whether it is probable that forecasted earnings will meet or exceed the required earnings targets and if so, recognizes the expense over the earnings period.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

9. RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, other senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of March 31, 2008 and December 31, 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31, 2008	December 31, 2007
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	$238,972	$143,849
Payments Made on Behalf of Non-Consolidated Entities	136,904	204,701
Investments Redeemed in Non-Consolidated Funds of Funds	174,227	363,176
Management and Performance Fees Due from Non-Consolidated Funds of Funds	69,497	90,696
Amounts due from Portfolio Companies	73,557	43,683
Advances Made to Predecessor Owners and Blackstone Employees	2,022	9,749

	$695,179	$855,854

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$685,345	$689,119
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	69,322	71,065
Due to Predecessor Owners and Blackstone Employees	280,400	65,995
Distributions Received on Behalf of Non-Consolidated Entities	87,850	3,315
Payments Made by Non-Consolidated Entities	915	2,115

	$1,123,832	$831,609

Interests of the Founders, Other Senior Managing Directors and Employees

In addition, the Founders, other senior managing directors and employees invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of March 31, 2008 and December 31, 2007, the Founders’, other senior managing directors’ and employees’ investments aggregated $1.23 billion and $1.27 billion, respectively, and the Founders’, other senior managing directors’ and employees’ share of the Non-Controlling Interests in Income (Loss) of Consolidated Entities aggregated $(66.4) million and $155.7 million for the three months ended March 31, 2008 and 2007, respectively.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.5 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Contingent Repayment Guarantee

Blackstone personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the corporate private equity, real estate and debt funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that Blackstone fails to fulfill its clawback obligation, if any.

Tax Receivable Agreements

Blackstone used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of partnership units in Blackstone Holdings may exchange their Blackstone Holdings Partnership Units for Blackstone Common Units on a one-for-one basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries would otherwise be required to pay in the future.

Certain subsidiaries of the Partnership which are corporate taxpayers have entered into tax receivable agreements with each of the predecessor owners and additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted senior managing directors and others who acquire Blackstone Holdings Partnership Units. The agreements provide for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $685.3 million over the next 15 years. The present value of these estimated payments totals $185.6 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts.

10. COMMITMENTS AND CONTINGENCIES

Guarantees—Blackstone had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at March 31, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At March 31, 2008, such guarantees amounted to $34.7 million.

Debt Covenants—Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of March 31, 2008.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Investment Commitments—The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $993.6 million as of March 31, 2008.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $3.03 billion as of March 31, 2008. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

Contingent Obligations (Clawback)—Included within Net Gains from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest recorded to date exceeds the amount due to Blackstone based on cumulative results. If, at March 31, 2008, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.67 billion, on an after tax basis, at an assumed tax rate of 35.0%. As of March 31, 2008, Blackstone did not have any clawback obligation based upon the performance of the Blackstone Funds.

Contingent Performance Fees and Allocations—Performance fees and allocations related to marketable alternative asset management funds for the three months ended March 31, 2008 included $27.9 million attributable to arrangements where the measurement period has not ended.

Litigation—From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of March 31, 2008, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

11. SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity—Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate—Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Marketable Alternative Asset Management—Blackstone’s Marketable Alternative Asset Management segment whose consistent focus is current earnings is comprised of its management of funds of hedge funds, debt funds, CLOs, proprietary hedge funds and publicly-traded closed-end mutual funds. GSO’s results from the date of acquisition have been included in this segment.

•

Financial Advisory—Blackstone’s Financial Advisory segment comprises its corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents Net Income excluding the impact of income taxes and transactional related items including non-cash charges associated with equity-based compensation and the amortization of intangibles. However, the historical condensed combined financial statements prior to the IPO do not include non-cash charges nor do such financial statements reflect compensation expenses including profit-sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to the IPO but are now included as a component of compensation and benefits expense. Therefore, ENI is equivalent to Income Before Provision for Taxes in the historical combined financial statements prior to the IPO. ENI is used by the management of Blackstone’s segments in making resource deployment and compensation decisions.

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

The following table presents the financial data for Blackstone’s four reportable segments as of and for the three months ended March 31, 2008:

	March 31, 2008 and the Three Months then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$69,763	$78,142	$104,315	$68,563	$320,783
Performance Fees and Allocations	(163,430)	(30,062)	5,058	—	(188,434)
Investment Income (Loss) and Other	(23,050)	(176)	(79,383)	2,597	(100,012)

Total Revenues	(116,717)	47,904	29,990	71,160	32,337

Expenses
Compensation and Benefits	(80,752)*	35,688	56,273	46,967	58,176
Other Operating Expenses	22,200	16,160	18,307	11,061	67,728

Total Expenses	(58,552)	51,848	74,580	58,028	125,904

Economic Net Income (Loss)	$(58,165)	$(3,944)	$(44,590)	$13,132	$(93,567)

Segment Assets	$2,986,718	$2,816,786	$3,431,188	$445,610	$9,680,302

*	The credit balance in Compensation and Benefits for the Corporate Private Equity segment is primarily the result of a $112.5 million clawback of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2008:

	March 31, 2008 and the Three Months then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated
Revenues	$32,337	$36,186	(a)	$68,523
Expenses	$125,904	$972,159	(b)	$1,098,063
Other Income (Loss)	$—	$(215,636	)(c)	$(215,636)
Economic Net Income (Loss)	$(93,567)	$(153,152	)(d)	$(246,719)
Total Assets	$9,680,302	$3,536,082	(e)	$13,216,384

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income (Loss) adjustment results from the following:

Three Months Ended March 31, 2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(39,320)
Fund Expenses Added in Consolidation	22,794
Non-Controlling Interests in Income of Consolidated Entities	(199,110)

Total Consolidation Adjustments	$(215,636)

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Provision for Taxes as reported in the Condensed Consolidated Statement of Income consists of the following:

Three Months Ended March 31, 2008
Economic Net Income (Loss)	$(93,567)
Consolidation Adjustments
Amortization of Intangibles	(33,528)
Transaction-Related Compensation Charges	(918,971)
Decrease in Loss Associated with Non-Controlling
Interests in Income (Loss) of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	799,347

Total Adjustments	(153,152)

Income (Loss) Before Provision for Taxes	$(246,719)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table presents financial data for Blackstone’s four reportable segments for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$59,758	$246,901	$62,968	$92,525	$462,152
Performance Fees and Allocations	140,423	476,358	68,061	–	684,842
Investment Income and Other	27,096	63,472	25,261	1,684	117,513

Total Revenues	227,277	786,731	156,290	94,209	1,264,507

Expenses
Compensation and Benefits	17,278	18,328	28,631	15,911	80,148
Other Operating Expenses	12,185	6,429	14,495	5,204	38,313

Total Expenses	29,463	24,757	43,126	21,115	118,461

Economic Net Income	$197,814	$761,974	$113,164	$73,094	$1,146,046

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$1,264,507	$(38,139	)(a)	$1,226,368
Expenses	$118,461	$53,689	(b)	$172,150
Other Income	$—	$3,036,482	(c)	$3,036,482
Economic Net Income	$1,146,046	$—		$1,146,046

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Three Months Ended March 31, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$38,139
Fund Expenses Added in Consolidation	53,689
Non-Controlling Interests in Income of Consolidated Entities	2,944,654

Total Consolidation Adjustments	$3,036,482

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

12. SUBSEQUENT EVENTS

On May 12, 2008 Blackstone renewed its existing credit facility by entering into a new $1.0 billion revolving credit facility (“New Credit Facility”) with Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., and Blackstone Holdings V L.P., as joint and several co-borrowers. The New Credit Facility provides for revolving credit borrowings with a final maturity date of May 2009. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility contains customary representations, covenants and events of default applicable to the co-borrowers and certain of their subsidiaries. Covenants include limitations on incurrence of liens, indebtedness, employee loans and advances, mergers, consolidations, asset sales and certain acquisitions, lines of business, amendment of partnership agreements, ownership of core businesses, and restricted payments. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The New Credit Facility is unsecured and unguaranteed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s condensed consolidated and combined financial statements and the related notes included in this Quarterly Report on Form 10-Q.

During 2007 we consummated a number of significant transactions, including the reorganization on June 18, 2007, the concurrent completion of our initial public offering and sale of non-voting common units to Beijing Wonderful Investments on June 27, 2007, and the deconsolidation of a number of Blackstone Funds (effective June 27, 2007 and July 1, 2007). These transactions have had significant effects on many of the items within our condensed consolidated and combined financial statements and affect the comparison of the current year’s period with those of the prior year.

On March 3, 2008, we acquired GSO Capital Partners L.P. and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace with $11.49 billion of assets under management. GSO manages a multi-strategy credit hedge fund, a mezzanine fund, a senior debt fund and various collateralized loan obligation (“CLO”) vehicles. GSO’s results from the date of acquisition are included in our Marketable Alternative Asset Management segment.

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

•

Real Estate. Our Real Estate segment is diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six general real estate funds and two internationally focused real estate funds. Our real estate funds have made significant investments in lodging, major urban office buildings, distribution and warehousing centers and a variety of real estate operating companies.

•

Marketable Alternative Asset Management. Established in 1990, our marketable alternative asset management segment is comprised of our management of funds of hedge funds, debt funds and CLOs, proprietary hedge funds and publicly-traded closed-end mutual funds. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and cyclicality of the different businesses in which we operate. Net investment gains and resultant investment income generated by the Blackstone Funds, principally corporate private equity and real estate funds, are driven by value created by our strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy as well as other market conditions.

Our most significant expense is compensation and benefits. Prior to our initial public offering (“IPO”) in June 2007, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses had been accounted for as partnership distributions rather than as employee compensation and benefits expense. Following the IPO, we have included all payments for services rendered by our senior managing directors as employee compensation and benefits expense. Currently, some senior managing directors and certain other personnel share in profits based on their Blackstone Holdings Partnership Units as well as receive a portion of the carried interest income earned with respect to certain of the funds. Other employees receive cash compensation and own restricted deferred common units and phantom cash settled awards.

Significant Transactions

Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds

During 2007 we consummated a number of significant transactions, including the reorganization on June 18, 2007 (the “Reorganization”) whereby the pre-IPO operating entities were contributed to the newly-formed Blackstone Holdings Partnerships (collectively, “Blackstone Holdings”) or sold to wholly-owned subsidiaries of Blackstone (which in turn contributed them to Blackstone Holdings), the concurrent completion of our IPO and sale of non-voting common units to Beijing Wonderful Investments on June 27, 2007, and the deconsolidation of a number of Blackstone Funds (effective June 27, 2007 and July 1, 2007). These transactions have had significant effects on many of the items within our condensed consolidated and combined financial statements and are described in “Item 1. Financial Information—Financial Statements—Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—Note 1. Organization and Basis of Presentation”.

Acquisition of GSO Capital Partners L P

On March 3, 2008, we acquired GSO, an alternative asset manager specializing in the credit markets, with $11.49 billion of assets under management at March 31, 2008. GSO manages a multi-strategy credit hedge fund, a mezzanine fund, a senior debt fund and various CLO vehicles. GSO’s results from the date of acquisition have been included in our Marketable Alternative Asset Management segment.

The purchase price consisted of cash and Blackstone Holdings Partnership Units valued at acquisition closing at $635 million in the aggregate, plus up to an additional targeted $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over that period. The Partnership also incurred $7.8 million in acquisition costs. Additionally, profit sharing and other compensatory payments subject to performance and vesting may be paid to the GSO personnel.

Key Financial Measures and Indicators

Revenues

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other.

Management and Advisory Fees. Management and advisory fees consist of (1) fund management fees and (2) advisory fees.

(1)	Fund Management Fees. Fund management fees are comprised of fees charged directly to funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees). Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees and expenses with the limited partners of the fund. These shared items (“management fee reductions”) reduce the management fees received from the limited partners.

(2)	Advisory Fees. Advisory fees consist of advisory retainer and transaction-based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partner interests in the corporate private equity, real estate and debt funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fair value of the investments were realized as of such date. In certain performance fee arrangements related to funds of hedge funds and hedge funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF 85-12. These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in marketable alternative asset management funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments.

Expenses

Compensation and Benefits Expense. Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees. Subsequent to our IPO, compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses and (3) profit sharing-based compensation payments for Blackstone personnel and profit sharing interests in carried interest.

(1)

Employee Compensation and Benefits. Our compensation costs reflect the increased investment in people as we expand geographically and create new products and businesses. Prior to the IPO, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses have been accounted for as partnership distributions rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense had not reflected amounts for services rendered by these individuals. Following the IPO, we have included all payments for services rendered by our senior managing directors as employee compensation and benefits expense.

(2)	Equity-based Compensation. Represents non-cash equity-based compensation expense associated with the issuance of equity-based awards to our senior managing directors, other employees and selected other individuals engaged in some of our businesses primarily associated with our IPO. The expense is recognized over the corresponding service period of the underlying grant.

(3)	Profit Sharing Arrangements. We have implemented profit sharing arrangements for Blackstone personnel working in our businesses across our different operations designed to achieve a relationship between compensation levels and results that are appropriate for each operation given prevailing market conditions. In addition, Blackstone personnel working in our businesses, other professionals and selected other individuals who work on our carry funds have a profit sharing interest in the carried interest earned in relation to these funds in order to better align their interests with our own and with those of the investors in these funds. Departed partners are also entitled to their vested share of carried interest distributions received and (as other partners) may be subject to a recontribution of previously received carried interest from our carry funds and are also liable for their applicable share of losses on carry funds up to the amount of the after-tax carried interest distributions they received from a carry fund. Therefore, as our net revenues increase, our compensation costs also rise; as our net revenues decrease, our compensation costs may decrease.

General, Administrative and Other. The balance of our expenses include interest expense, occupancy and equipment expenses and general, administrative and other expenses, which consist of professional fees, public company costs, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses. As part of the Reorganization, we acquired interests in our businesses from Blackstone personnel. We accounted for the acquisition of the interests from Blackstone personnel other than our Founders and other senior managing directors using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and intangible assets in our Condensed Consolidated Statement of Financial Condition. We have recorded $876.3 million of finite lived intangible assets (in addition to $1.52 billion of goodwill). We have been amortizing these finite lived intangibles over their estimated useful lives, which range between three and fifteen years, using the straight line method. In addition, as part of the Reorganization, Blackstone personnel received 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which is based on the initial public offering price per common unit of $31.00) is charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years from the date of the IPO, on a straight line basis. The amortization of these finite lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

Fund Expenses. The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third-party expenses.

Non-Controlling Interests in Income of Consolidated Entities

Prior to the IPO, non-controlling interests in income of consolidated entities has primarily consisted of interests of unaffiliated third-party investors and AIG’s investments in Blackstone Funds pursuant to AIG’s mandated limited partner capital commitments, on which we receive carried interest allocations and which we refer to collectively as “Limited Partners” or “LPs” as well as discretionary investments by Blackstone personnel and employees. Non-controlling interests related to the corporate private equity, real estate and debt funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to our funds of hedge funds and hedge funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in our hedge funds following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years). When redeemed amounts become legally payable to investors in our hedge funds on a current basis, they are reclassified as a liability. On the date of the Reorganization, such non-controlling interests were initially recorded at their historical carry-over basis as those interests remained outstanding and were not being exchanged for Blackstone Holdings Partnership Units.

Following the IPO, we are no longer consolidating most of our investment funds, as we granted to the unaffiliated investors the right, without cause, to remove the general partner of each applicable fund or to accelerate the liquidation of each applicable fund in accordance with certain procedures (see “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds”), and accordingly non-controlling interests in income of consolidated entities related to the Limited Partner interests in the deconsolidated funds were subsequently no longer reflected in our financial results. However, we record significant non-controlling interests in income of consolidated entities relating to the ownership interests of the limited partners of the Blackstone Holdings Partnerships and the limited partner interests in our investment funds that remain consolidated. The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as a non-controlling interest in The Blackstone Group L.P.’s condensed consolidated and combined financial statements.

Income Taxes

Prior to the IPO, we operated as a partnership or limited liability company for U.S. federal income tax purposes and primarily as a corporate entity in non-U.S. jurisdictions. As a result, our income was not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. Income taxes shown on The Blackstone Group’s historical combined income statements are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

Following the IPO, the Blackstone Holdings partnerships and certain of their subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases will continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of The Blackstone Group L.P. and the Blackstone Holdings partnerships are subject to corporate federal, state and local income taxes that are reflected in our condensed consolidated and combined financial statements.

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

Assets Under Management. Assets under management refers to the assets we manage. Our assets under management equal the sum of: (1) the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation); (2) the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and (3) the amount of capital raised for our CLOs. The assets under management measure also includes assets under management relating to our own and our employees’ investments in funds for which we charge either no or nominal management fees. As a result of raising new funds with sizeable capital commitments, increases in the net asset values of our funds and their retained profits and our acquisition of GSO, our assets under management have increased significantly over the periods presented.

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

Fixed income and equity markets accelerated their declines in the first quarter of 2008, with U.S., European and Asian equity indices down significantly and credit spreads widening substantially in the first quarter. Reduced liquidity, which was evident in the second half of 2007, also accelerated in the first quarter of 2008. Commercial banks and investment banks further reduced the carrying value of some of their fixed income holdings and increased their credit reserves. The U.S. and other governments continued to inject liquidity into the financial system and lower benchmark lending rates. For the first time in its history, the U.S. Federal Reserve opened its discount window to securities brokerage firms.

Lenders severely restricted commitments to new debt, which limited industry-wide leveraged acquisition activity levels in both corporate and real estate markets. Recently announced private equity-led acquisitions and real estate acquisitions have mostly been smaller in size, and mergers and acquisition activity has declined, which collectively have had a significant impact on several of our businesses.

U.S. economic indicators point to a slowdown in growth, while at the same time, the price of global commodities has risen. The combination of a slowdown of the U.S. economy and a rise of commodity prices could have negative implications for other global economies and markets.

The duration of current economic and market conditions is unknown.

Condensed Consolidated and Combined Results of Operations

Following is a discussion of our condensed consolidated and combined results of operations for the three month periods ended March 31, 2008 and 2007. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our condensed consolidated and combined results of operations and certain key operating metrics for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$309,409	$447,402	$(137,993)	(31)%
Performance Fees and Allocations	(188,687)	662,498	(851,185)	(128)%
Investment Income (Loss) and Other	(52,199)	116,468	(168,667)	(145)%

Total Revenues	68,523	1,226,368	(1,157,845)	(94)%

Expenses
Compensation and Benefits	977,147	79,207	897,940	1134%
Interest	2,743	11,122	(8,379)	(75)%
General, Administrative and Other	95,221	28,132	67,089	238%
Fund Expenses	22,952	53,689	(30,737)	(57)%

Total Expenses	1,098,063	172,150	925,913	538%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(215,636)	3,036,482	(3,252,118)	(107)%

Income (Loss) Before Non- Controlling Interests in Income (Loss) of Consolidated Entities and Provision for Taxes	(1,245,176)	4,090,700	(5,335,876)	(130)%
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(998,457)	2,944,654	(3,943,111)	(134)%

Income (Loss) Before Provision for Taxes	(246,719)	1,146,046	(1,392,765)	(122)%
Provision for Taxes	4,274	13,970	(9,696)	(69)%

Net Income (Loss)	$(250,993)	$1,132,076	$(1,383,069)	(122)%

Assets Under Management (at Period End)	$113,530,571	$83,135,056	$30,395,515	37%

Capital Deployed:
Limited Partner Capital Invested	$709,321	$3,940,171	$(3,230,850)	(82)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues were $68.5 million for the three months ended March 31, 2008, a decrease of $1.16 billion or 94% compared with the three months ended March 31, 2007. The change was due to decreases of $851.2 million in Performance Fees and Allocations, $168.7 million in Investment Income (Loss) and Other and $138.0 million in Management and Advisory Fees.

The lower Performance Fees and Allocations resulted from decreases of $303.9 million in our Corporate Private Equity segment, $506.4 million in our Real Estate segment, and $63.0 million in our Marketable Alternative Asset Management segment. The change in Investment Income (Loss) and Other was principally due to decreases of $50.1 million in our Corporate Private Equity segment, $63.6 million in our Real Estate segment and $104.6 million in our Marketable Alternative Asset Management segment. The change in Management and Advisory Fees was primarily due to decreases in our Real Estate and Financial Advisory segments of $168.8 million and $24.0 million, respectively, partially offset by an increase in our Marketable Alternative Asset Management segment of $41.3 million.

As described above in “—Business Environment”, equity and debt markets experienced declines in the first quarter of 2008 which caused us to reduce the carrying values of certain investments despite the fact that we have no current intentions to sell these investments. For the three months ended March 31, 2008, the net value of the Corporate Private Equity segment’s underlying portfolio decreased by approximately 5% as compared to an increase in net value of approximately 5% during the three months ended March 31, 2007. Most all of this segment’s negative Performance Fees and Allocations and Investment Income (Loss) and Other in the quarter was attributable to a decline in the value of our funds’ investment in Deutsche Telekom AG notwithstanding increased profitability at the company. The decline in value was due to a decrease in its publicly traded share price from €15.03 at December 31, 2007 to €10.55 at March 31, 2008, which reflected a decline in the German stock market and in telecommunications stocks during the quarter. On balance, potential decreases in the multiples of many of our other investments were generally offset by increased cash flows resulting from improved operating performance.

For the three months ended March 31, 2008, Performance Fees and Allocations and Investment Income (Loss) and Other in our Real Estate segment decreased from high levels in the comparable 2007 period, when the net value of underlying portfolio investments increased 33%. In the first quarter of 2008, the net value of underlying portfolio investments declined 1%. The segment’s Management Fees decreased by $168.8 million because transaction fees returned to lower levels as compared to the substantial transaction fee resulting from our funds’ acquisition of Equity Office Properties Trust in February 2007. Fund management fees increased by $29.0 million primarily due to $7.50 billion of additional Assets Under Management, including $1.25 billion of co-investments, raised since March 31, 2007, as well as a full quarter of management fees from Blackstone Real Estate Partners VI (“BREP VI”), which commenced in February 2007.

Lower Performance Fees and Allocations and Investment Income (Loss) and Other in our Marketable Alternative Asset Management segment in the first quarter of 2008 resulted from modest declines in the investment performance of our funds, in contrast to investment gains in the comparable 2007 quarter. These results reflected overall market declines during the first quarter of 2008. Management Fees increased $41.3 million primarily as a result of a $25.20 billion increase in Assets Under Management, primarily due to an increase in Assets Under Management of $11.21 billion from our funds of hedge funds and the addition of $11.49 billion due to the acquisition of GSO.

The change in our Financial Advisory segment was primarily driven by lower fund placement fees and mergers and acquisitions advisory fees, partially offset by an increase in fees earned from our restructuring and reorganization advisory services.

Expenses

Expenses were $1.10 billion for the three months ended March 31, 2008, an increase of $925.9 million compared with the three months ended March 31, 2007. The change reflected higher Compensation and Benefits of $897.9 million, principally resulting from the amortization of non-cash compensation primarily related to equity-based awards of $914.7 million, partially offset by a decrease in compensation reflecting a $112.5 million accrual for certain partners’ clawback obligations since the negative Performance Fees and Allocations in the three months ended March 31, 2008 would cause a clawback of carried interest previously received by these partners. The accrual for clawback obligations was accounted for as a reduction in compensation costs. The net addition of personnel to support the growth of each of our business segments, including expansion into Asia and our expanding hedge fund businesses, also contributed to the increase in Compensation and Benefits. Additionally, General, Administrative and Other increased $67.1 million primarily due to $33.5 million of amortization expense associated with our intangible assets related to our IPO and an increase of $20.6 million of fees due to the costs of being a public company. Our expenses are primarily driven by levels of business activity, revenue growth and headcount expansion. In addition, we expect Compensation and Benefits, General, Administrative and Other to increase in absolute dollars in 2008 related to costs associated with being a public company.

Other Income (Loss)

Other Income (Loss) was $(215.6) million for the three months ended March 31, 2008, a decrease of $3.25 billion compared with the three months ended March 31, 2007. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described above in “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds.” These gains (losses) arose at the Blackstone Funds level, of which $(199.1) million of losses and $2.94 billion of gains were allocated to non-controlling interest holders for the three months ended March 31, 2008 and March 31, 2007, respectively.

Assets Under Management

Assets Under Management were $113.53 billion at March 31, 2008, an increase of $30.40 billion or 37% compared with March 31, 2007. The increase was comprised of increases in our Marketable Alternative Asset Management and Real Estate segments of $25.20 billion and $6.80 billion, respectively, primarily due to $11.49 billion from our acquisition of GSO, $11.21 billion from our funds of hedge funds and $7.50 billion of capital, including $1.25 billion of co-investments, raised by our Real Estate segment. This was partially offset by a decrease of $1.61 billion in our Corporate Private Equity segment due to approximately $4.83 billion of realizations that more than offset $2.43 billion of additional capital raised for Blackstone Capital Partners V (“BCP V”).

Capital Deployed

Limited Partner Capital Invested was $709.3 million for the three months ended March 31, 2008, a decrease of $3.23 billion or 82% compared with the three months ended March 31, 2007. The change reflects a decrease in size and volume of investment activity in the three months ended March 31, 2008, compared to the prior year period that most notably reflected our real estate funds’ acquisition of Equity Office Properties Trust for $3.27 billion in February 2007.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. A key performance measure historically used by management is Economic Net Income (Loss) (“ENI”). References to “our” sectors or investments refer to portfolio companies and investments of the underlying funds that we manage.

ENI represents net income (loss) excluding the impact of income taxes and transaction related items, including non-cash charges associated with equity-based compensation and the amortization of intangibles. However, our historical condensed combined financial statements prior to the IPO do not include these non-cash charges nor do such financial statements reflect compensation expenses including profit-sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO but are now included as a component of compensation and benefits expense for the three months ended March 31, 2008. Therefore, ENI is equivalent to income before taxes in our historical condensed combined financial statements prior to our IPO. ENI is used by management for our segments in making resource deployment and compensation decisions.

Revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. As a result, segment revenues are greater than those presented on a consolidated and combined GAAP basis because fund management fees recognized in certain segments are received from the Blackstone Funds and eliminated in consolidation when presented on a consolidated and combined GAAP basis. Furthermore, segment expenses are lower than related amounts presented on a consolidated and combined GAAP basis due to the exclusion of fund expenses that are paid by Limited Partners and the elimination of non-controlling interests.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$69,763	$59,758	$10,005	17%
Performance Fees and Allocations	(163,430)	140,423	(303,853)	(216)%
Investment Income (Loss) and Other	(23,050)	27,096	(50,146)	(185)%

Total Revenues	(116,717)	227,277	(343,994)	(151)%

Expenses
Compensation and Benefits	(80,752)	17,278	(98,030)	(567)%
Other Operating Expenses	22,200	12,185	10,015	82%

Total Expenses	(58,552)	29,463	(88,015)	(299)%

Economic Net Income (Loss)	$(58,165)	$197,814	$(255,979)	(129)%

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$30,651,023	$32,260,609	$(1,609,586)	(5)%

Capital Deployed:
Limited Partner Capital Invested	$340,119	$56,695	$283,424	500%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues were $(116.7) million for the three months ended March 31, 2008, a decrease of $344.0 million compared with the prior year. The change was due to a decrease of $303.9 million in Performance Fees and Allocations and a decrease of $50.1 million in Investment Income (Loss) and Other, partially offset by an increase of $10.0 million in Management Fees. The net value of the Corporate Private Equity segment’s underlying portfolio decreased by approximately 5% in the first quarter of 2008, compared to an increase in net value of approximately 5% in the first three months of 2007. Most of this segment’s negative Performance Fees and Allocations and Investment Income and Other was driven by a decline in the net carrying value of the underlying funds’ portfolio investment in Deutsche Telekom AG notwithstanding increased profitability at the company. This investment declined significantly due to a decrease in its publicly traded share price from €15.03 at December 31, 2007 to €10.55 at March 31, 2008, which reflected a decline in the German stock market and in telecommunications stocks during the quarter. On balance, potential decreases in the multiples of many of our other investments were generally offset by increased cash flows resulting from improved operating performance.

The increase in Management Fees was primarily driven by an increase in fund management fees of $8.5 million, primarily as a result of $2.43 billion of additional capital raised for BCP V since March 31, 2007.

Expenses

Expenses were $(58.6) million for the three months ended March 31, 2008, a decrease of $88.0 million compared with the prior year. The decrease was primarily due to a decrease in Compensation and Benefits of $98.0 million resulting from the clawback obligation of prior period carried interest allocations from certain partners totaling $112.5 million primarily due to the decrease in carrying value of Deutsche Telekom AG in the first quarter of 2008. This was partially offset by profit sharing arrangements associated with our senior managing directors which were accounted for as partnership distributions prior to our IPO. Additionally, Other Operating Expenses increased $10.0 million principally due to an $8.6 million increase in professional fees primarily related to the costs of being a public company.

Assets Under Management

Assets Under Management were $30.65 billion at March 31, 2008, a decrease of $1.61 billion or 5% compared with March 31, 2007. The decrease was primarily due to realizations of approximately $4.83 billion. This was partially offset by $2.43 billion of additional capital raised for BCP V since March 31, 2007.

Capital Deployed

Limited Partner Capital Invested was $340.1 million for the three months ended March 31, 2008, an increase of $283.4 million compared with the prior year due to an increase in the size and volume of investment activity as compared with the prior year.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$78,142	$246,901	$(168,759)	(68)%
Performance Fees and Allocations	(30,062)	476,358	(506,420)	(106)%
Investment Income (Loss) and Other	(176)	63,472	(63,648)	(100)%

Total Revenues	47,904	786,731	(738,827)	(94)%

Expenses
Compensation and Benefits	35,688	18,328	17,360	95%
Other Operating Expenses	16,160	6,429	9,731	151%

Total Expenses	51,848	24,757	27,091	109%

Economic Net Income (Loss)	$(3,944)	$761,974	$(765,918)	(101)%

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$26,278,298	$19,473,455	$6,804,843	35%

Capital Deployed:
Limited Partner Capital Invested	$369,202	$3,883,476	$(3,514,274)	(90)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues were $47.9 million for the three months ended March 31, 2008, a decrease of $738.8 million or 94% compared with the three months ended March 31, 2007. The change was due to reductions of $506.4 million in Performance Fees and Allocations, $168.8 million in Management Fees and $63.6 million in Investment Income (Loss) and Other. Performance Fees and Allocations and Investment Income (Loss) and Other decreased from high levels in the comparable 2007 period, when the net value of underlying portfolio investments increased 33%. In the first quarter of 2008, the net value of underlying portfolio investments declined 1%. For the three months ended March 31, 2007, carrying value increases were driven by accretive sales within our office portfolio and improvements in exit multiples and operating results of our limited service hospitality portfolio. The segment’s Management Fees decreased by $168.8 million because transaction fees returned to lower levels as compared to the substantial transaction fees resulting from our funds’ acquisition of Equity Office Properties Trust in February 2007. Fund management fees increased by $29.0 million primarily due to $7.50 billion of additional Assets Under Management, including $1.25 billion of co-investments, raised since March 31, 2007, as well as a full quarter of management fees from BREP VI, which commenced in February 2007.

Expenses

Expenses were $51.8 million for the three months ended March 31, 2008, an increase of $27.1 million compared with the three months ended March 31, 2007. The change was primarily driven by an increase in Compensation and Benefits of $17.4 million, principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO. Headcount additions required as a result of our increased investment activity, due to expansion into Asia and the launch of new funds, also contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $9.7 million, primarily driven by an increase in professional fees of $7.6 million due to the costs of being a public company.

Assets Under Management

Assets Under Management were $26.28 billion at March 31, 2008, an increase of $6.80 billion or 35% compared with March 31, 2007. The change was primarily due to $7.50 billion of additional capital, including $1.25 billion of co-investments, raised for since March 31, 2007.

Capital Deployed

Limited Partner Capital Invested was $369.2 million for the three months ended March 31, 2008, a decrease of $3.51 billion or 90% compared with the three months ended March 31, 2007. The change reflects a decrease in the size of consummated transactions, compared to the prior year period that most notably reflected our funds’ acquisition of Equity Office Properties Trust for $3.27 billion in February 2007.

Marketable Alternative Asset Management

The following table presents our results of operations for our Marketable Alternative Asset Management segment:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$104,315	$62,968	$41,347	66%
Performance Fees and Allocations	5,058	68,061	(63,003)	(93)%
Investment Income (Loss) and Other	(79,383)	25,261	(104,644)	(414)%

Total Revenues	29,990	156,290	(126,300)	(81)%

Expenses
Compensation and Benefits	56,273	28,631	27,642	97%
Other Operating Expenses	18,307	14,495	3,812	26%

Total Expenses	74,580	43,126	31,454	73%

Economic Net Income (Loss)	$(44,590)	$113,164	$(157,754)	(139)%

The following operating metric is used in the management of this business segment:

	March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Assets Under Management	$56,601,250	$31,400,992	$25,200,258	80%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues were $30.0 million for the three months ended March 31, 2008, a decrease of $126.3 million or 81% compared with the three months ended March 31, 2007. The greatest driver of the decline in the quarter was a decrease of $104.6 million in Investment Income (Loss) and Other and a $63.0 million decline in Performance Fees and Allocations, both of which principally resulted from modest declines in the investment performance of our funds in contrast to investment gains in the comparable 2007 quarter. These results reflected overall market declines during the first quarter of 2008. Management Fees increased $41.3 million primarily as a result of an increase in Assets Under Management of $11.21 billion in our funds of hedge funds business primarily resulting from significant inflows from our globally diverse investor base.

Expenses

Expenses were $74.6 million for the three months ended March 31, 2008, an increase of $31.5 million or 73% compared with the three months ended March 31, 2007. The change was primarily due to an increase in Compensation and Benefits of $27.6 million, principally related to compensation expenses including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Personnel additions to support asset growth, expansion into new business initiatives and the creation of new investment products contributed to the increase in Compensation and Benefits. Additionally, Other Operating Expenses increased $3.8 million, primarily due to an increase in professional fees associated with raising capital and costs of being a public company partially offset by a decrease in interest expense driven by decreased investment activity.

Assets Under Management

Assets Under Management were $56.60 billion at March 31, 2008, a net increase of $25.20 billion or 80% compared with March 31, 2007. The increase was primarily due to significant inflows from our globally diverse investor base in our funds of hedge funds, which contributed $11.21 billion, or 44%, to the overall increase. Our proprietary hedge funds and our CLOs contributed $1.49 billion and $1.04 billion, respectively, to the overall increase. Additionally, the acquisition of GSO contributed $11.49 billion to the overall increase.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$68,563	$92,525	$(23,962)	(26)%
Investment Income and Other	2,597	1,684	913	54%

Total Revenues	71,160	94,209	(23,049)	(24)%

Expenses
Compensation and Benefits	46,967	15,911	31,056	195%
Other Operating Expenses	11,061	5,204	5,857	113%

Total Expenses	58,028	21,115	36,913	175%

Economic Net Income	$13,132	$73,094	$(59,962)	(82)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues were $71.2 million for the three months ended March 31, 2008, a decrease of $23.0 million or 24% compared with the three months ended March 31, 2007. The decrease was primarily driven by decreases of $34.8 million in fees generated from our fund placement business and $5.1 million from our corporate and mergers and acquisitions advisory services, partially offset by a $16.0 million increase in fees earned from our restructuring and reorganization advisory services. The principal reason for the decrease in our fund placement business revenues compared with the three months ended March 31, 2007 was a substantial fee related to one transaction which closed during the three months ended March 31, 2007. The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $58.0 million for the three months ended March 31, 2008, an increase of $36.9 million compared with the three months ended March 31, 2007. The increase was primarily due to an increase in Compensation and Benefits of $31.1 million, principally related to compensation expenses associated with our senior managing directors which were accounted for as partnership distributions prior to our IPO. Personnel additions in our fund placement and corporate and mergers and acquisitions businesses also contributed to the overall increase in compensation expense. Additionally, Other Operating Expenses increased $5.9 million, principally due to increased professional fees of $2.9 million primarily due to the costs of being a public company and other costs of $2.5 million primarily due to the expansion of our London-based corporate and mergers and acquisitions advisory services business.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

On a historical basis we have drawn on the capital resources of Blackstone personnel together with the committed capital from our Limited Partners in order to fund the investment requirements of the Blackstone Funds. In addition, we require capital resources to support the working capital needs of our businesses as well as to fund growth and investments in new business initiatives. We have multiple sources of liquidity to meet these capital needs, including accumulated earnings in the businesses and access to the committed credit facility described below.

Our historical Condensed Consolidated and Combined Statements of Cash Flows reflect the cash flows of the Blackstone operating businesses as well as those of our consolidated Blackstone Funds. The assets of the consolidated Blackstone Funds, on a gross basis, were much larger than the assets of our operating businesses and therefore had a substantial effect on the reported cash flows reflected in our statement of cash flows. As stated above in “Combined Results of Operations,” our assets under management, which are primarily representative of the net assets within the Blackstone Funds, have grown significantly during the periods reflected in our condensed consolidated and combined financial statements. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which were historically reflected in our combined statement of cash flows, increased substantially as a result of this growth. More specifically, the primary cash flow activities of the consolidated Blackstone Funds have historically been in (1) raising capital from their investors, which have historically been reflected as non-controlling interests of consolidated entities in our condensed consolidated and combined financial statements, (2) using this capital to make investments, (3) financing certain investments with debt, (4) generating cash flow from operations through the realization of investments, and (5) distributing cash flow to investors. The Blackstone Funds are treated as investment companies for accounting purposes and therefore these amounts are included in cash flows from operations. As described above under “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds,” we consummated a number of significant transactions, including the deconsolidation of a number of Blackstone Funds (effective June 27 and July 1, 2007), which have had significant effects on many of the items within our condensed consolidated and combined financial statements.

We have managed our historical liquidity and capital requirements by focusing on our deconsolidated cash flows. Our primary cash flow activities on the basis of deconsolidating the Blackstone Funds are (1) generating cash flow from operations, (2) funding general partner capital commitments to Blackstone Funds, (3) generating income from investment activities, (4) funding capital expenditures, (5) funding new business initiatives, (6) borrowings and repayments under credit agreements and (7) distributing cash to owners. Cash distributed to unitholders may be provided through cash flows from operations, distributions received from Blackstone Funds or borrowings from our credit facility described below.

We have managed the historical liquidity and capital requirements of Blackstone by focusing on our cash flows before the consolidation of the Blackstone Funds and the effect of normal changes in assets and liabilities which we anticipate will be settled for cash within one year. Normal movements in our short-term assets and liabilities do not affect our distribution decisions given our current and historically available borrowing capability. We use adjusted cash flow from operations as a supplemental non-GAAP measure to assess liquidity and amounts available for distribution to owners. See a discussion of our cash distribution policy under “—Our Future Sources of Cash and Liquidity Needs.” As noted above, in accordance with GAAP, certain of the Blackstone Funds are consolidated into the condensed consolidated and combined financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minority economic interest in these funds. Consequently, Blackstone’s condensed consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone Funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted cash flow from operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to cash flow from operations presented in accordance with GAAP, adjusted for cash flow relating to changes in our operating assets and liabilities, Blackstone Funds-related investment activity, net realized gains on investments, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interest related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. We believe that adjusted cash flow from operations provides investors with useful information on the cash flows of Blackstone Group relating to our required capital investments and our ability to make annual cash distributions. However, adjusted cash flow from operations should not be considered in isolation or as an alternative to cash flow from operations presented in accordance with GAAP.

Following is a reconciliation of Net Cash Provided by (Used In) Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Net Cash Provided by (Used in) Operating Activities	$115,154	$(1,343,955)
Changes in Operating Assets and Liabilities	(311,656)	(289,160)
Blackstone Funds Related Investment Activities	248,434	1,926,042
Net Realized Gains on Investments	(256)	1,050,641
Non-controlling Interests in Income of Consolidated Entities	788,477	(744,923)
Other Non-Cash Adjustments	(3,845)	13,007

Adjusted Cash Flow from Operations	$836,308	$611,652

Operating Activities

Our Net Cash Flow Provided by Operating Activities was $115.2 million for the three months ended March 31, 2008, an increase of $1.46 billion compared to Net Cash Flow Used in Operating Activities of $1.34 billion for the three months ended March 31, 2007. Our operating activities generated cash inflows from the reduction of amounts due from affiliates and brokers of $459.6 million during the three months ended March 31, 2008. These inflows were partially offset by a $248.4 million usage of cash for the purchases of investments by consolidated Blackstone Funds, after proceeds from sales of investments.

For the three months ended March 31, 2007, our operating cash usage primarily consisted of $1.93 billion of net purchases of investments by consolidated Blackstone Funds, after proceeds from sales of investments. This outflow was partially offset by net income of $1.13 billion, which included $520.4 million of non-cash increases of unrealized gains on investments.

Investing Activities

Our Net Cash Flow Used in Investing Activities was $388.9 million for the three months ended March 31, 2008, an increase of $385.9 million compared with the three months ended March 31, 2007. The increase from 2007 was primarily due to our acquisition of GSO in March 2008. The total aggregate cost of the acquisition of $642.8 million included cash of $336.6 million, net of cash acquired, Blackstone Holdings Partnership Units to be delivered and acquisition costs. Additionally, up to a targeted $310 million of additional consideration may be paid in a combination of cash and/or equity instruments or over the next five years contingent upon the realization of specified earnings targets over that period.

For the three months ended March 31, 2007, our Net Cash Flow Used in Investing Activities was the purchase of furniture, equipment and leasehold improvements.

Financing Activities

Our Net Cash Provided by Financing Activities was $77.7 million for the three months ended March 31, 2008, a decrease of $1.26 billion from the three months ended March 31, 2007. For the three months ended

March 31, 2008, our financing activities generated cash inflows primarily from the borrowing on loans payables, net of repayments, of $244.2 million and contributions from Non-controlling interest holders of $96.5 million related to the funding of capital commitments. These inflows were partially offset by distributions to non-controlling interest holders in consolidated entities of $183.4 million and the purchase of interests from predecessor owners of $79.6 million.

For the three months ended March 31, 2007, our financing activities generated cash inflows of $1.34 billion principally due to contributions from non-controlling interest holders in consolidated entities, net of distributions, of $1.88 billion and borrowing on loans payables, net of repayments, of $427.6 million. These inflows were partially offset by distributions to our predecessor owners of $1.05 billion.

Our Future Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing asset management and financial advisory businesses, including through funding a portion of our general partner commitments to and alongside our carry funds, (2) provide capital to facilitate our expansion into new businesses that are complementary to our existing asset management and financial advisory businesses and that can benefit from being affiliated with us, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units in accordance with our distribution policy. Our own capital commitments to our funds and funds we invest in as of March 31, 2008, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP V	$629,356	$334,223
BCP IV	150,000	25,039
BCOM	50,000	6,578
Real Estate Funds
BREP VI	750,000	454,007
BREP V	52,545	10,363
BREP International II	31,600	6,887
BREP IV	50,000	3,720
BREP International	20,000	3,695
Marketable Alternative Asset Management
BMEZZ II	17,692	8,625
BMEZZ	41,000	1,377
Strategic Alliance	50,000	41,541
Value Recovery	25,000	19,730
Credit Liquidity Partners	32,244	32,244
GSO—Mezzanine Fund	58,646	23,323
GSO—Liquidity Partners	47,332	22,232

Total	$2,005,415	$993,584

Taking into account generally expected market conditions, we believe that the sources of liquidity described below will be sufficient to fund our working capital requirements.

In addition to the cash we received in connection with our IPO, we receive cash from time to time from (1) cash generated from operations, (2) carried interest and incentive income realizations and (3) realizations on the investments that we make. (The amount of cash received from the latter two sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency—and size—of realization events experienced by our investment funds. Our available capital will be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls from those investment funds.) We expect to use this cash to assist us in making cash distributions to our common unitholders on a quarterly basis in accordance with our distribution policy. Our ability to make cash distributions to our common unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. Cash distributed to unitholders may be provided through cash flows from operations, distributions from the entities that comprise our business or borrowings from our existing or future credit facilities.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility impose a maximum net leverage ratio which may prohibit us from making certain distributions. Subject to a notice period and a cure period, distributions in violation of the terms of our revolving credit facility would result in a default under our revolving credit facility.

In the future, we may also issue additional common units and other securities to investors and our employees with the objective of increasing our available capital which would be used for purposes similar to those noted above.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. Approximately $300 million of our authorization was intended to offset the issuance of units as part of the consideration in the GSO acquisition. In March 2008, we repurchased a combination of 8,319,101 vested and unvested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $124.8 million.

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

On May 12, 2008, we renewed our existing credit facility by entering into a new $1.0 billion revolving credit facility (“New Credit Facility”) with Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., and Blackstone Holdings V L.P., as joint and several co-borrowers. The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 2009. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility contains customary representations, covenants and events of default applicable to the co-borrowers and certain of their subsidiaries. Covenants include limitations on incurrence of liens, indebtedness, employee loans and advances, mergers, consolidations, asset sales and certain acquisitions, lines of business, amendment of partnership agreements, ownership of core businesses, and restricted payments. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The New Credit Facility is unsecured and unguaranteed.

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

Our Marketable Alternative Asset Management entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds are purchasing securities on margin, utilizing collateralized financing and using derivative instruments. The fair value of derivatives generally will be between 0% to 20% of these funds’ net asset values. Generally, gross leverage will be in the range of 0% to 300% of these funds’ net asset values, and net leverage exposure on certain of these funds is generally in the range of 0% to 90% of such funds’ net asset values. Additionally, these funds generally hold between 0% to 35% of their net asset values in cash and cash equivalents.

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

Revenue Recognition

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other revenues. Our revenue recognition policies are as follows:

(1)	Fund Management Fees. Fund management fees are comprised of fees charged directly to funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees). Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees and expenses with the limited partners of the fund. These shared items (“management fee reductions”) reduce the management fees received from the limited partners.

(2)	Advisory Fees. Financial advisory fees consist of advisory retainer and transaction-based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partner interests in the corporate private equity, real estate and debt funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fair value of the investments were realized as of such date. In certain performance fee arrangements related to funds of hedge funds and hedge funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF 85-12. These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in marketable alternative asset management funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments.

Investments, at Fair Value

The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. For those funds which the Partnership consolidates, such funds reflect their investments, including securities sold, not yet purchased, on the Condensed Consolidated and Combined Statements of Financial Condition at their estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell the investments or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, these funds do not consolidate their majority-owned and controlled investments. We have retained the specialized accounting of the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

Effective January 1, 2007 we, as well as our carry funds, adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Notes 2 and 4 to the condensed consolidated and combined financial statements for the additional information about the level of market observability associated with investments carried at fair value.

We have valued our investments, including our carry fund investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment taking into consideration a combination of internal and external factors. Internal factors that are considered are described below. The external factors associated with our valuations vary by asset class but are broadly driven by the market considerations discussed at “—Business Environment” above.

Investments for which market prices are not observable are generally either private investments in the equity of operating companies or real estate properties or investments in funds managed by others. Fair values of private investments are determined by reference to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), public market or private transactions, valuations for comparable companies and other measures. With respect to real estate investments, the measures considered in determining fair values include capitalization rates (“cap rates”), sales of comparable assets and replacement costs. Analytical methods used to estimate the fair value of private investments include the discounted cash flow method and/or cap rate analysis. A sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), cap rates (for determining terminal values) and appropriate discount rates to determine a range of reasonable values or to compute a projected return on investment. Valuations may also be derived by reference to observable valuation measures for comparable companies (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by option pricing models or other similar methods. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. SFAS No. 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Partnership adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Partnership’s consolidated financial statements.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 was applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 as of January 1, 2008 did not have a material impact on Blackstone’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on the Partnership’s financial statement disclosures.

In March 2008, the EITF reached a consensus on Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 applies to master limited partnerships that make incentive equity distributions. EITF 07-4 is to be applied retrospectively beginning with financial statements issued in the interim periods of fiscal years beginning after December 15, 2008. The Partnership is currently evaluating the impact that EITF 07-4 may have on the consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs—qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone Funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46(R), we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in corporate private equity, real estate, debt and funds of hedge funds. For additional information about our involvement with VIEs, see Note 4, “Investments—Investment in Variable Interest Entities” in the Notes to the condensed consolidated and combined financial statements.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2008 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2008 to December 31, 2008	2009–2010	2011–2012	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$27,311	$87,657	$91,954	$384,523	$591,445
Purchase Obligations	821	1,529	—	—	2,350
Blackstone Operating Entities Loan and Credit Facilities Payable (2)	307,604	84,030	32,245	11,404	435,283
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (3)	9,525	11,205	2,039	1,194	23,963
Blackstone Funds Debt Obligations Payable (4)	16,370	—	—	—	16,370
Interest on Blackstone Funds Debt Obligations Payable (5)	112	—	—	—	112
Blackstone Fund Capital Commitments to Investee Funds (6)	8,043	—	—	—	8,043
Due to Predecessor Owners in Connection with Tax Receivable Agreement (7)	17,715	45,516	81,168	609,971	754,370
Blackstone Operating Entities Capital Commitments to Blackstone Funds (8)	993,584	—	—	—	993,584

Consolidated Contractual Obligations	1,381,085	229,937	207,406	1,007,092	2,825,520
Blackstone Funds Debt Obligations Payable (4)	(16,370)	—	—	—	(16,370)
Interest on Blackstone Funds Debt Obligations Payable (5)	(112)	—	—	—	(112)
Blackstone Fund Capital Commitments to Investee Funds (6)	(8,043)	—	—	—	(8,043)

Blackstone Operating Entities Contractual Obligations	$1,356,560	$229,937	$207,406	$1,007,092	$2,800,995

(1)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statement of Financial Condition as of March 31, 2008.
(2)	Represents borrowings under our revolving credit facilities and for employee term facilities program and for a corporate debt investment program.
(3)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2008, at spreads to market rates pursuant to the financing agreements, and range from 3.50% to 7.00%.
(4)	These obligations are those of the Blackstone Funds.
(5)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2008, at spreads to market rates pursuant to the financing agreements, and range from 3.15% to 6.34%.
(6)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(7)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to the predecessor owners for the tax savings realized from the taxable purchases of their interests in connection with the Reorganization. The timing of the payments is dependent on the tax savings actually realized as determined annually.
(8)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at March 31, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At March 31, 2008, such guarantees amounted to $34.7 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated and combined financial statements as of March 31, 2008.

Clawback Obligations

At March 31, 2008, due to the funds’ performance results, none of the general partners of our corporate private equity, real estate and debt funds had a clawback obligation to any limited partners of the funds. Since the inception of the funds, the general partners have not been required to make a clawback payment.

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

Although the Blackstone Funds share many common themes, each of our alternative asset management operations runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy:

•

The investment process of our corporate private equity, real estate and debt funds involves a detailed analysis of potential acquisitions, and asset management teams are assigned to oversee the operations, strategic development, financing and capital deployment decisions of each portfolio investment. These key investment decisions are subject to approval by the applicable investment committee, which is comprised of members of Blackstone senior management.

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

Effect on Fund Management Fees

Our management fees are based on (1) capital commitments to a Blackstone fund, (2) capital invested in a Blackstone fund or (3) the net asset value, or NAV, of a Blackstone fund, as described in our consolidated and combined financial statements. Management fees will only be directly affected by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2008 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 34% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of March 31, 2008, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $44.9 million on an annual basis, (2) performance fees and allocations would decrease by $384.3 million, and (3) investment income would decrease by $228.7 million. Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within SFAS No. 157, are: Corporate Private Equity $19.97 billion, 89%, Real Estate $17.42 billion, 100%, and Marketable Alternative Asset Management $40.25 billion, and 74%, respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio, the fair value of our Level III assets also varies significantly based on a number of factors and inputs such as relevant transactions, financial metrics, and industry comparatives, amongst others. (See “Part II, Item 1A. Risk Factors” below. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our strategy is to hold investments and securities until market conditions are beneficial for investment sales.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of March 31, 2008, a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (1) management fees would decrease by $8.0 million on an annual basis, (2) performance fees and allocations would decrease by $81.8 million and (3) investment income would decrease by $22.2 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase by $4.5 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and we cannot provide absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. See “—Item 1A. Risk Factors” below.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The complaint also includes three purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of three companies, including one purchased by an investor group that included one of our private equity funds. In February 2008, a virtually identical lawsuit was filed in the same court (and subsequently consolidated with the previous action) by a purported class of shareholders of the one company referred to in the preceding sentence that was purchased by an investor group that included one of Blackstone’s private equity funds.

In May 2007, Aladdin Solutions, Inc. (“Aladdin”), an acquisition vehicle set up by Blackstone Capital Partners V (“BCP”), entered into a merger agreement with Alliance Data Systems Corporation (“ADS”) providing for BCP’s acquisition of ADS (the “Merger Agreement”). Among the preconditions to the closing of this transaction was receipt of the required approval by the Office of the Comptroller of the Currency (the “OCC”) of the change in control of an important subsidiary of ADS, a credit card bank (the “Bank”). The Merger Agreement obligated Aladdin to use its “reasonable best efforts” to obtain OCC approval. Aladdin made extensive efforts to secure that approval, but the OCC put forth onerous and unacceptable demands as a condition to providing its approval. Despite months of discussions with the OCC, the OCC continued to insist on various demands that in BCP’s opinion would be materially harmful to BCP’s investment in ADS, and therefore on April 18, 2008 Aladdin exercised its right to terminate the Merger Agreement due to the failure to obtain the required OCC approval. Later that same day, ADS filed an action against BCP in New York Supreme Court claiming that Aladdin failed to use its reasonable best efforts to obtain OCC approval and therefore breached the provisions of the Merger Agreement. In the suit, ADS seeks to collect a $170 million business interruption fee which is payable to ADS by Aladdin (and guaranteed by BCP) if Aladdin breaches its obligations under the Merger Agreement. (Under the terms of BCP’s limited partnership agreement, Blackstone would ultimately bear approximately 50% of any payment made in respect of such business interruption fee.) In essence, ADS is contending that Aladdin was required to accede to the demands put forth by the OCC regardless of how onerous those demands were. However, Blackstone believes that a reasonable best efforts obligation does not require a party to a merger agreement to do things that are materially adverse to its prospective investment. Blackstone believes that Aladdin fulfilled its obligation to use its reasonable best efforts to obtain OCC approval and therefore that it did not breach the Merger Agreement in any way.

In April and May 2008, four substantially identical complaints were brought in the United States District Court for the Southern District of New York against Blackstone, Stephen A. Schwarzman and Michael A. Puglisi (Blackstone’s Chairman and Chief Executive Officer and its Chief Financial Officer respectively). These suits purport to be class actions on behalf of purchasers of Blackstone common units in Blackstone’s June 21, 2007 initial public offering and claim that the prospectus for the initial public offering was false and misleading for failing to disclose that certain investments made by Blackstone private equity funds were performing poorly at the time of the initial public offering and were materially impaired.

Blackstone believes that all of the foregoing suits are totally without merit and intends to defend them vigorously.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our annual report on Form 10-K for the year ended December 31, 2007.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No purchases of our common units were made by us or on our behalf during the three months ended March 31, 2008. (See “Part I. Financial Information—Item 1. Financial Statements—Notes to Condensed Consolidated and Combined Financial Statements—Note 7. Net Loss Per Common Unit”.)

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements entered into in connection with charitable gifts, relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 12, 2008, we renewed our existing credit facility by entering into a new $1.0 billion revolving credit facility (“New Credit Facility”) with Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., and Blackstone Holdings V L.P., as joint and several co-borrowers. The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 2009. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility contains customary representations, covenants and events of default applicable to the co-borrowers and certain of their subsidiaries. Covenants include limitations on incurrence of liens, indebtedness, employee loans and advances, mergers, consolidations, asset sales and certain acquisitions, lines of business, amendment of partnership agreements, ownership of core businesses, and restricted payments. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The New Credit Facility is unsecured and unguaranteed.

ITEM 6.	EXHIBITS

Exhibit Index:

10.13	Credit Agreement dated as of May 12, 2008 among Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

10.19.1	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners.

10.20.1	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners.

10.26.1	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C.

10.28	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its general partner

/s/ MICHAEL A. PUGLISI
Name:	Michael A. Puglisi
Title:	Chief Financial Officer