Form 10-Q
period 2008-06-30
Blackstone Group L.P.
filed 2008-08-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices) (Zip Code)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 31, 2008 was 155,657,249. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 31, 2008 was 101,334,234.

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

“Assets under management” refers to the assets we manage. Our assets under management equal the sum of:

(1)	the fair market value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair market value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and as to which we receive fees or a carried interest allocation);

(2)	the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and

(3)	the amount of capital raised for our CLOs.

Our calculation of assets under management may differ from the calculations of other asset managers and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to and the fair value of invested capital in our funds from Blackstone and our employees regardless of whether such commitments or invested capital is subject to fees. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2008	December 31, 2007
Assets
Cash and Cash Equivalents	$217,660	$868,629
Cash Held by Blackstone Funds	79,426	163,696
Investments	7,195,586	7,145,156
Accounts Receivable	243,865	213,086
Due from Brokers	658,894	812,250
Investment Subscriptions Paid in Advance	54,999	36,698
Due from Affiliates	1,249,954	855,854
Intangible Assets, Net	1,206,450	604,681
Goodwill	1,689,976	1,597,474
Other Assets	148,100	99,366
Deferred Tax Assets	745,008	777,310

Total Assets	$13,489,918	$13,174,200

Liabilities and Partners’ Capital
Loans Payable	$378,056	$130,389
Amounts Due to Non-Controlling Interest Holders	734,802	269,901
Securities Sold, Not Yet Purchased	1,062,141	1,196,858
Due to Affiliates	1,040,911	831,609
Accrued Compensation and Benefits	291,443	188,997
Accounts Payable, Accrued Expenses and Other Liabilities	175,150	250,445

Total Liabilities	3,682,503	2,868,199

Commitments and Contingencies

Non-Controlling Interests in Consolidated Entities	5,806,592	6,079,156

Partners’ Capital
Partners’ Capital (common units: 264,146,570 issued and outstanding as of June 30, 2008; 260,471,862 issued and 259,826,700 outstanding as of December 31, 2007)	3,999,764	4,226,500
Accumulated Other Comprehensive Income	1,059	345

Total Partners’ Capital	4,000,823	4,226,845

Total Liabilities and Partners’ Capital	$13,489,918	$13,174,200

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Management and Advisory Fees	$338,159	$341,694	$647,568	$789,096
Performance Fees and Allocations	(13,722)	453,749	(202,409)	1,116,247
Investment Income (Loss) and Other	29,215	156,685	(22,984)	273,153

Total Revenues	353,652	952,128	422,175	2,178,496

Expenses
Compensation and Benefits	1,028,808	345,545	2,005,955	424,752
Interest	5,690	15,180	8,433	26,302
General, Administrative and Other	107,517	50,686	202,738	78,819
Fund Expenses	21,793	65,557	44,745	119,246

Total Expenses	1,163,808	476,968	2,261,871	649,119

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	189,678	2,360,343	(25,958)	5,396,825

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(620,478)	2,835,503	(1,865,654)	6,926,202
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(434,969)	2,063,561	(1,433,426)	5,008,215

Income (Loss) Before Provision (Benefit) for Taxes	(185,509)	771,942	(432,228)	1,917,987
Provision (Benefit) for Taxes	(28,978)	(2,409)	(24,704)	11,560

Net Income (Loss)	$(156,531)	$774,351	$(407,524)	$1,906,427

				June 19, 2007 through June 30, 2007
Net Loss				$(52,324)

Net Loss Per Common Unit
Basic	$(0.60)		$(1.57)	$(0.20)

Diluted	$(0.60)		$(1.57)	$(0.20)

Weighted-Average Common Units Outstanding
Basic	260,394,534		260,127,602	259,504,480

Diluted	260,394,534		260,127,602	259,504,480

Revenues Earned from Affiliates
Management and Advisory Fees	$24,252	$97,183	$52,659	$327,115

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income	Total Partners’ Capital	Compre- hensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$4,226,845	—
Purchase of Interests from Predecessor Owners	—	(44,072)	—	(44,072)	—
Repurchase of Common Units	(10,000)	(195)	—	(195)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	(666)	—	(666)	—
Distributions to Common Unitholders	—	(157,993)	—	(157,993)	—
Net Loss	—	(407,524)	—	(407,524)	$(407,524)
Currency Translation Adjustment	—		714	714	714
Equity-Based Compensation	—	400,942	—	400,942	—
Net Delivery of Vested Common Units	4,329,870	(17,228)	—	(17,228)	—

Balance at June 30, 2008	264,146,570	$3,999,764	$1,059	$4,000,823	$(406,810)

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008	2007
Operating Activities
Net Income (Loss)	$(407,524)	$1,906,427
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(1,344,738)	2,369,966
Net Realized (Gains) Losses on Investments	(118,299)	(3,474,975)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	55,053	(13,185)
Non-Cash Performance Fees and Allocations	113,622	(483,101)
Equity-Based Compensation Expense	1,720,268	236,228
Intangible Amortization	74,213	7,200
Other Non-Cash Amounts Included in Net Income	8,947	4,775
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds	84,268	339,340
Cash Relinquished with Deconsolidation of Partnership	—	(702,246)
Due from Brokers	153,356	(206,116)
Accounts Receivable	366,233	486,171
Due from Affiliates	(84,887)	(687,487)
Other Assets	(9,785)	(55,670)
Accrued Compensation and Benefits	18,288	41,856
Accounts Payable, Accrued Expenses and Other Liabilities	(38,711)	20,619
Due to Affiliates	(70,010)	713,145
Amounts Due to Non-Controlling Interest Holders	(51,869)	(3,385)
Cash Acquired from Consolidated Fund	3	—
Blackstone Funds Related:
Investments Purchased	(17,912,140)	(10,469,572)
Cash Proceeds from Sale of Investments	17,661,009	9,142,902

Net Cash Provided by (Used in) Operating Activities	217,297	(827,108)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(23,227)	(14,518)
Elimination of Cash for Non-Contributed Entities	—	(23,292)
Cash Paid for Acquisition, Net of Cash Acquired	(336,571)	—
Changes in Restricted Cash	(8,910)	—

Net Cash Used in Investing Activities	(368,708)	(37,810)

Financing Activities
Issuance of Common Units in Initial Public Offering and to Beijing Wonderful Investments	—	7,501,240
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(726,323)	(5,557,042)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	332,144	6,687,352
Contributions from Predecessor Owners	—	223,291
Distributions to Predecessor Owners	(20,917)	(1,861,633)
Purchase of Interests from Predecessor Owners	(79,627)	(4,569,110)
Net Settlement of Vested Common Units and Repurchase of Common Units	(17,423)	—
Proceeds from Loans Payable	458,862	5,221,309
Repayment of Loans Payable	(288,281)	(5,477,208)
Distributions to Common Unitholders	(157,993)	—

Net Cash Provided by (Used in) Financing Activities	(499,558)	2,168,199

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	639

Net Decrease in Cash and Cash Equivalents	(650,969)	1,303,920
Cash and Cash Equivalents, Beginning of Period	868,629	129,443

Cash and Cash Equivalents, End of Period	$217,660	$1,433,363

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$9,376	$26,080

Payments for Income Taxes	$24,683	$42,859

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Investment Transactions of Consolidated Blackstone Funds	$—	$139,219

Supplemental Disclosure of Non-Cash Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$139,219

Elimination of Capital of Non-Contributed Entities	$—	$118,947

Elimination of Non-Controlling Interests of Non-Contributed Entities	$—	$823,030

Transfer of Partners’ Capital to Non-Controlling Interests	$—	$2,058,065

Distribution Payable to Predecessor Owners	$—	$623,942

Delivery of Vested Common Units	$165,250	$—

Reorganization of the Partnership:
Goodwill as a Result of Reorganization	$80,754	$(1,551,175)

Intangibles as a Result of Reorganization	$(153,982)	$(722,288)

Accounts Payable, Accrued Expenses and Other Liabilities	$(8,800)	$17,659

Non-Controlling Interest in Consolidated Entities	$82,028	$2,255,804

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$4,440	$(1,589,296)

Due to Affiliates	$(3,774)	$1,350,902

Partners’ Capital	$(666)	$238,394

Acquisition of GSO Capital Partners LP:
Fair Value of Assets Acquired	$1,018,747	$—
Cash Paid for Acquisition	(356,972)	—
Fair Value of Non-Controlling Interests in Consolidated Entities and Liabilities Assumed	(381,375)	—

Units to be Issued	$280,400	$—

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

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone Fund (with the exception of Blackstone’s then-existing proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights results in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. In the Condensed Consolidated and Combined Statements of Income and Cash Flows for the three and six month periods ended June 30, 2007, the change from consolidation to the equity method of accounting was presented retroactively as if the rights that became effective on June 27, 2007 had been granted effective January 1, 2007. During the third quarter of 2007, Blackstone changed the presentation of these funds to reflect the consolidated results of these funds in the Partnership’s condensed consolidated and combined financial statements until the rights became effective. This change has been reflected retrospectively to January 1, 2007. The retrospective change in the method of presentation had no impact on our financial statement information for prior years included within our filings.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

If the current presentation method had been applied for the three and six month periods ended June 30, 2007 as reported on Form 10-Q, the impact would have been as follows:

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Total Revenues	$975,320	$952,128	$(23,192)	$2,201,688	$2,178,496	$(23,192)
Total Expenses	(430,943)	(476,968)	(46,025)	(560,841)	(649,119)	(88,278)
Net Gains from Fund Investment Activities	601,682	2,360,343	1,758,661	1,197,563	5,396,825	4,199,262

Income Before Non-Controlling Interests in Income of Consolidated Entities and Provision (Benefit) for Taxes	1,146,059	2,835,503	1,689,444	2,838,410	6,926,202	4,087,792
Non-Controlling Interests in Income of Consolidated Entities	374,117	2,063,561	1,689,444	920,423	5,008,215	4,087,792

Income Before Provision (Benefit) for Taxes	771,942	771,942	—	1,917,987	1,917,987	—
Provision (Benefit) for Taxes	(2,409)	(2,409)	—	11,560	11,560	—

Net Income	$774,351	$774,351	$—	$1,906,427	$1,906,427	$—

As there would have been no impact on Blackstone’s Net Income, there would have been no effect to Basic Net Income (Loss) per Common Unit or Diluted Net Income (Loss) per Common Unit.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30, 2007
	As Originally Reported	As Adjusted	Effect of Change
Cash Flows from Operating Activities
Blackstone Funds Related:
Non-Controlling Interests in Income of Consolidated Entities	$38,830	$2,369,966	$2,331,136
Net Realized Gains on Investments	(1,178,043)	(3,474,975)	(2,296,932)
Investments Purchased	(4,738,010)	(10,469,572)	(5,731,562)

Cash Proceeds from Sale of Investments	4,325,631	9,142,902	4,817,271
Cash Relinquished with Deconsolidation of Partnership	—	(702,246)	(702,246)
Due from Affiliates	(18,329)	(687,487)	(669,158)
Due to Affiliates	68,010	713,145	645,135
Other Operating Activities	2,173,131	2,281,159	108,028

Net Cash Provided by (Used in) Operating Activities	671,220	(827,108)	(1,498,328)

Cash Flows from Investing Activities	(37,810)	(37,810)	—

Cash Flows from Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,350,623)	(5,557,042)	(4,206,419)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,125,077	6,687,352	5,562,275
Proceeds from Loans Payable	1,617,483	5,221,309	3,603,826
Repayment of Loans Payable	(2,015,349)	(5,477,208)	(3,461,859)
Other Financing Activities	1,293,922	1,293,788	(134)

Net Cash Provided By Financing Activities	670,510	2,168,199	1,497,689

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	639	639

Net Increase in Cash and Cash Equivalents	1,303,920	1,303,920	—
Cash and Cash Equivalents, Beginning of Period	129,443	129,443	—

Cash and Cash Equivalents, End of Period	$1,433,363	$1,433,363	$—

Acquisition of GSO Capital Partners LP—On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds and various CLO vehicles. GSO’s results from the date of acquisition have been included in the Marketable Alternative Asset Management segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments, At Fair Value—The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. For those funds which the Partnership consolidates, such funds reflect their investments, including Securities Sold, Not Yet Purchased, on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, the majority-owned and controlled investments of the Blackstone Funds (the “Portfolio Companies”) are not consolidated by these funds. The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

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

Corporate private equity, real estate and debt investments—For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures. With respect to real estate investments, in determining fair values management considered projected operating cash flows and balance sheets, sales of comparable assets and replacement costs among other measures. Analytical methods used to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Corporate private equity and real estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

Funds of hedge funds—Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund. If the Partnership determines, based on its own due diligence and investment procedures, that the valuation for any Investee Fund based on information provided by the Investee Fund’s management does not represent fair value, the Partnership will estimate the fair value of the Investee Fund in good faith and in a manner that it reasonably chooses.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss associated with short positions is included in the Condensed Consolidated and Combined Statements of Income as Net Gains from Fund Investment Activities.

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

The total consideration paid to holders outside of the Control Group was $2.79 billion and reflected (1) 69,093,969 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.14 billion based on the initial public offering price of $31.00 per common unit, and (2) cash of $647.6 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximated $2.34 billion, the remaining balance of which has been reported in the captions Goodwill and Intangible Assets in the Condensed Consolidated Statement of Financial Condition as of June 30, 2008. The finite-lived intangible assets of $876.3 million reflect the value ascribed for the future fee income relating to contractual rights and client or investor relationships for management, advisory and incentive fee arrangements as well as for those rights and relationships associated with the future carried interest income from the carry funds. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $55.2 million) is $1.52 billion and has been recorded as Goodwill.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

During the quarter ended March 31, 2008, the Partnership finalized the purchase price allocation, including the determination of goodwill attributable to the reporting segments, as provided in the tables below for the acquisition of non-controlling interests at Reorganization.

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

This transaction has been accounted for as an acquisition using the purchase method of accounting under SFAS No. 141. The Partnership is in the process of finalizing this purchase price allocation. To the extent that the estimates used in the preliminary purchase price allocation need to be adjusted further, the Partnership will do so upon making that determination but not later than one year from the date of the acquisition.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The Condensed Consolidated Statement of Income for the six months ended June 30, 2008 includes the results of GSO’s operations from the date of acquisition, March 3, 2008, through June 30, 2008. Supplemental information on an unaudited pro forma basis, as if the GSO acquisition had been consummated as of January 1, 2008 and January 1, 2007, respectively, is as follows:

	Six Months Ended June 30,
	(Unaudited)
	2008	2007
Total Revenues	$447,526	$2,508,998

Net Income (Loss)	$(413,328)	$1,872,912

Net Loss per Common Unit
Basic	$(1.59)	N/A

Diluted	$(1.59)	N/A

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

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of Goodwill and Intangible Assets:

	Goodwill	Intangible Assets
Balance at December 31, 2007	$1,597,474	$604,681
Additions—GSO Acquisition	173,256	522,000
Purchase Price Adjustments—Reorganization	(80,754)	153,982
Amortization	—	(74,213)

Balance at June 30, 2008	$1,689,976	$1,206,450

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity—$694,512, Real Estate—$421,739, Marketable Alternative Asset Management—$504,851, and Financial Advisory—$68,874.

Amortization expense is included in General, Administrative and Other in the accompanying Condensed Consolidated and Combined Statements of Income. Amortization of intangible assets held at June 30, 2008 is expected to be approximately $155.6 million for the year ending December 31, 2008.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

4. INVESTMENTS

Investments

A condensed summary of Investments consist of the following:

	June 30, 2008	December 31, 2007
Investments of Consolidated Blackstone Funds	$4,126,262	$3,992,638
Equity Method Investments	2,089,567	1,971,228
Performance Fees and Allocations Related Investments	902,692	1,150,264
Other Investments	77,065	31,026

	$7,195,586	$7,145,156

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $968.8 million and $996.4 million at June 30, 2008 and December 31, 2007, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $1.91 billion and $1.88 billion at June 30, 2008 and December 31, 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$908,485	$929,902	22.0%	23.3%
Diversified Investments	804,666	693,798	19.5%	17.4%
Equity	176,031	174,534	4.3%	4.4%
Other	3,460	2,190	0.2%	0.1%

Investment Funds Total (Cost: 2008 $1,644,425; 2007 $1,547,295)	1,892,642	1,800,424	46.0%	45.2%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	433,579	439,895	10.5%	10.8%
Services	259,730	410,109	6.3%	10.3%
Natural Resources	228,400	20,051	5.5%	0.5%
Real Estate Assets	3,193	2,153	0.1%	0.1%

Equity Securities Total (Cost: 2008 $882,280; 2007 $837,941)	924,902	872,208	22.4%	21.7%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate Assets	158,514	170,198	3.8%	4.3%
Services	137,702	143,209	3.3%	3.6%
Manufacturing	32,198	31,234	0.8%	0.8%
Natural Resources	64	—	0.0%	0.0%

Partnership and LLC Interests Total (Cost: 2008 $264,318; 2007 $260,372)	328,478	344,641	7.9%	8.7%

Debt Instruments, principally related to marketable alternative asset management funds
Manufacturing	4,121	4,191	0.1%	0.1%
Services	3,542	2,977	0.1%	0.1%
Real Estate Assets	528	339	0.0%	0.0%

Debt Instruments Total (Cost: 2008 $8,090; 2007 $7,757)	8,191	7,507	0.2%	0.2%

United States and Canada Total (Cost: 2008 $2,799,113; 2007 $2,653,365)	3,154,213	3,024,780	76.5%	75.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Europe
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	$360,732	$523,244	8.7%	13.0%
Services	58,917	55,082	1.4%	1.4%

Equity Securities Total (Cost: 2008 $370,495; 2007 $513,237)	419,649	578,326	10.1%	14.4%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds (Cost: 2008 $46,765; 2007 $45,859)	60,443	54,089	1.5%	1.4%
Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $1,244; 2007 $480)	1,253	452	0.0%	0.0%

Europe Total (Cost: 2008 $418,504; 2007 $559,576)	481,345	632,867	11.6%	15.8%

Asia
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Services	192,552	129,090	4.7%	3.3%
Manufacturing	91,684	104,235	2.2%	2.6%
Natural Resources	2,956	17,525	0.1%	0.4%
Real Estate Assets	1,661	379	0.0%	0.0%

Equity Securities Total (Cost: 2008 $293,838; 2007 $223,382)	288,853	251,229	7.0%	6.3%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $285; 2007 $-)	246	—	0.0%	0.0%

Asia Total (Cost: 2008 $294,123; 2007 $223,382)	289,099	251,229	7.0%	6.3%

Other Total (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2008 $179,365; 2007 $63,918)	201,605	83,762	4.9%	2.1%

Total Investments of Consolidated Blackstone Funds (Cost: 2008 $3,691,105; 2007 $3,500,241)	$4,126,262	$3,992,638	100.0%	100.0%

At June 30, 2008 and December 31, 2007, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At June 30, 2008 and December 31, 2007, consideration was given as to whether any individual consolidated fund of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At June 30, 2008 and December 31, 2007, Blackport Capital Fund Ltd. had a fair value of $840.6 million and $903.3 million, respectively, and was the sole feeder fund investment to exceed the 5.0% threshold at each date.

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

Geographic Region / Instrument Type / Industry Class	Fair Value		Percentage of Securities Sold Not Yet Purchased
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
United States – Equity Instruments
Services	$407,648	$597,880	38.4%	50.0%
Manufacturing	221,039	222,205	20.8%	18.6%
Natural Resources	133,390	123,498	12.6%	10.3%
Real Estate Assets	74,239	71,405	7.0%	6.0%

United States Total
(Proceeds: 2008 $865,417; 2007 $1,013,691)	836,316	1,014,988	78.8%	84.9%

Europe – Equity Instruments
Manufacturing	89,629	39,165	8.4%	3.3%
Other	24,826	26,398	2.3%	2.2%

Europe Total	114,455	65,563	10.7%	5.5%

(Proceeds: 2008 $99,647; 2007 $60,331)
Asia – Equity Instruments
Manufacturing	53,461	78,381	5.0%	6.5%
Other	27,278	25,546	2.6%	2.1%

Asia Total	80,739	103,927	7.6%	8.6%

(Proceeds: 2008 $80,313; 2007 $110,596)
All other regions – Equity Instruments – Manufacturing
(Proceeds: 2008 $33,559; 2007 $11,571)	30,631	12,380	2.9%	1.0%

Total (Proceeds: 2008 $1,078,936; 2007 $1,196,189)	$1,062,141	$1,196,858	100.0%	100.0%

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds. Net Gains (Losses) from Fund Investment Activities on the Condensed Consolidated and Combined Statements of Income include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in fair value of the consolidated Blackstone Funds’ investments. The following table presents the net realized and net change in unrealized gains (losses) on investments held through the consolidated Blackstone Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized Gains (Losses)	$41,354	$2,105,145	$13,642	$2,832,396
Net Change in Unrealized Gains (Losses)	106,290	270,941	(130,798)	2,562,341

	$147,644	$2,376,086	$(117,156)	$5,394,737

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

At June 30, 2008, Blackstone was the primary beneficiary of VIEs whose gross assets were $1.28 billion, which is the carrying amount of such financial assets in the condensed consolidated financial statements. The nature of these VIEs includes investments in corporate private equity, real estate, debt and funds of hedge funds assets.

Blackstone is also a significant variable interest holder in another VIE which is not consolidated, as Blackstone is not the primary beneficiary. This VIE is a fund of hedge funds. At June 30, 2008, gross assets of this entity was approximately $816.7 million. Blackstone’s aggregate maximum exposure to loss was approximately $253.5 million as of June 30, 2008. Blackstone’s involvement with this entity began on the date that it was formed, which was July 2002.

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value of gains and losses of the associated funds’ underlying investments.

A summary of Blackstone’s equity method investments follows:

	Equity Held		Equity in Net Income (Loss)
	June 30, 2008	December 31, 2007	Three Months Ended June 30,		Six Months Ended June 30,
			2008	2007	2008	2007
Equity Method Investments	$2,089,567	$1,971,228	$25,185	$7,427	$(29,049)	$18,976

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

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account and investments held in escrow on behalf of others. The following table presents Blackstone’s net realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized Gains	$79	$13,609	$335	$13,559
Net Change in Unrealized Gains (Losses)	(1,051)	20,393	(1,565)	21,531

	$(972)	$34,002	$(1,230)	$35,090

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Investments of Consolidated Blackstone Funds	$4,126,262	$1,681,841	$20,977	$2,423,444
Other Investments	77,065	37,294	—	39,771
Securities Sold, Not Yet Purchased	1,062,141	1,062,141	—	—

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $968.8 million and $996.4 million at June 30, 2008 and December 31, 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table summarizes the Level III investments by valuation methodology as of June 30, 2008:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	76.8%	76.8%
Specific Valuation Metrics	12.3%	8.8%	2.1%	23.2%

Total	12.3%	8.8%	78.9%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Balance, Beginning of Period	$2,274,684	$2,362,542
Transfers In	160,040	160,040
Purchases (Sales), Net	6,703	29,959
Realized and Unrealized Gains (Losses), Net	21,788	(89,326)

Balance, June 30, 2008	$2,463,215	$2,463,215

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at Reporting Date	$(795)	$(125,444)

5. LOANS PAYABLE

As of June 30, 2008, the Partnership’s assumed credit facilities from the GSO acquisition constituted a capital asset facility with $16.8 million of available credit which was fully drawn.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

6. INCOME TAXES

The Blackstone Holdings Partnerships operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions; accordingly, these entities in some cases are subject to the New York City unincorporated business tax or, in the case of non-U.S. entities, to non-U.S. corporate income taxes. In addition, certain wholly-owned entities of the Partnership are subject to federal, state and local corporate income taxes. Prior to the Reorganization, Blackstone provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%.

Blackstone’s effective income tax rate was a benefit of approximately 15.62% and 0.31% for the three months ended June 30, 2008 and 2007, respectively, and a benefit of 5.72% and a provision of 0.60% for the six months ended June 30, 2008 and 2007, respectively. Blackstone’s benefit for income taxes totaled $29.0 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, and a benefit of $24.7 million and a provision of $11.6 million for the six months ended June 30, 2008 and 2007, respectively.

Blackstone’s effective tax rate for the three months and six months ended June 30, 2008 was due to the following: (1) certain wholly-owned subsidiaries were subject to federal, state and local corporate income taxes on income allocated to Blackstone and certain non-U.S. corporate entities continue to be subject to non-U.S. corporate income tax, and (2) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes. Blackstone’s effective tax rate for the three months and six months ended June 30, 2007 was due to the fact that prior to the Reorganization, Blackstone provided for New York City unincorporated business tax on certain businesses that were subject to such tax and corporate income tax on certain non-U.S. corporate entities.

7. NET LOSS PER COMMON UNIT

The Weighted-Average Common Units Outstanding, Basic and Diluted, are calculated as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008		June 19, 2007 through June 30, 2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
The Blackstone Group L.P. Weighted-Average Common Units Outstanding	260,394,534	260,394,534	260,127,602	260,127,602	259,504,480	259,504,480

Total Weighted-Average Common Units Outstanding	260,394,534	260,394,534	260,127,602	260,127,602	259,504,480	259,504,480

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Basic and diluted net loss per common unit are calculated as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008		June 19, 2007 through June 30, 2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Loss Available to Common Unit Holders	$(156,531)	$(156,531)	$(407,524)	$(407,524)	$(52,324)	$(52,324)

Weighted-Average Common Units Outstanding	260,394,534	260,394,534	260,127,602	260,127,602	259,504,480	259,504,480

Net Loss per Common Unit	$(0.60)	$(0.60)	$(1.57)	$(1.57)	$(0.20)	$(0.20)

For the three months ended June 30, 2008, a total of 34,559,729 unvested deferred restricted common units and 836,010,555 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the six months ended June 30, 2008, a total of 34,995,854 unvested deferred restricted common units and 833,995,410 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the period June 19, 2007 to June 30, 2007, a total of 34,230,122 unvested deferred restricted common units and 827,516,625 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. Approximately $300 million of the authorization was intended to offset the issuance of units as part of the consideration in the GSO acquisition. During the six months ended June 30, 2008, Blackstone repurchased a combination of 8,329,101 vested and unvested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $125.0 million.

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

For the three months and six months ended June 30, 2008, the Partnership recorded compensation expense of $805.6 million and $1.72 billion, respectively, in relation to its equity-based awards with a corresponding tax

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

benefit of $3.9 million and $9.4 million, respectively. As of June 30, 2008, there was $10.70 billion of estimated unrecognized compensation expense related to unvested equity-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.1 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,113,754,443 as of June 30, 2008. Total outstanding unvested phantom units were 653,546 as of June 30, 2008.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2008 and a summary of changes for the six months ended June 30, 2008, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	439,153,982	$31.00	34,734,870	$26.65	967,923	$27.23
Granted	805,856	17.70	665,386	17.59	16,927	16.15
Repurchased	(7,510,488)	31.00	—	—	—	—
Vested	(78,093,010)	31.00	(5,740,288)	28.79	(288,850)	28.16
Exchanged	(128,200)	31.00	167,271	19.62	3,333	15.11
Forfeited	—	—	(872,621)	26.62	(45,787)	27.07

Balance, June 30, 2008	354,228,140	$30.97	28,954,618	$25.94	653,546	$26.47

In March 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased under the unit repurchase program both vested and unvested units in conjunction with the modifications. A percentage of the cash settlement was paid up front to the senior managing directors and the remaining percentage of the settlement will be held in escrow and in certain cases earned over a specified service period. At the date of modification the Partnership recognized total compensation expense of $167.2 million, which is included in the total equity-based compensation expense of $1.72 billion, related to the modifications and cash settlement. Additional compensation expense related to the portion of the settlement held in escrow will be recognized over the specified service period which ranges from approximately 18 to 50 months.

Units Expected to Vest

The following unvested units, as of June 30, 2008, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	326,068,344	4.8
Deferred Restricted Blackstone Common Units	22,919,423	5.6

Total Equity Settled Awards	348,987,767	4.9

Phantom Units	537,490	1.6

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

Acquisition of GSO Capital Partners LP

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

9. RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, other senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of June 30, 2008 and December 31, 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30, 2008	December 31, 2007
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	$224,537	$143,849
Payments Made on Behalf of Non-Consolidated Entities	171,909	204,701
Investments Redeemed in Non-Consolidated Funds of Funds	697,468	363,176
Management and Performance Fees Due from Non-Consolidated Funds of Funds	70,853	90,696
Amounts Due from Portfolio Companies	81,499	43,683
Advances Made to Predecessor Owners and Blackstone Employees	3,688	9,749

	$1,249,954	$855,854

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$687,697	$689,119
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	33,882	71,065
Due to Predecessor Owners and Blackstone Employees	280,400	65,995
Distributions Received on Behalf of Non-Consolidated Entities	35,756	3,315
Payments Made by Non-Consolidated Entities	3,176	2,115

	$1,040,911	$831,609

Interests of the Founders, Other Senior Managing Directors and Employees

In addition, the Founders, other senior managing directors and employees invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of June 30, 2008

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

and December 31, 2007, the Founders’, other senior managing directors’ and employees’ investments aggregated $1.34 billion and $1.27 billion, respectively, and the Founders’, other senior managing directors’ and employees’ share of the Non-Controlling Interests in Income (Loss) of Consolidated Entities aggregated $52.6 million and $157.0 million for the three months ended June 30, 2008 and 2007, respectively, and $(13.9) million and $312.6 million for the six months ended June 30, 2008 and 2007, respectively.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.6 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively, and $3.1 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively.

Contingent Repayment Guarantee

Blackstone personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that Blackstone fails to fulfill its clawback obligation, if any.

Tax Receivable Agreements

Blackstone used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of partnership units in Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership Units for Blackstone Common Units on a one-for-one basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries would otherwise be required to pay in the future.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $687.7 million over the next 15 years. The present value of these estimated payments totals $194.6 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

10. COMMITMENTS AND CONTINGENCIES

Guarantees—Blackstone had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at June 30, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At June 30, 2008, such guarantees amounted to $27.3 million.

Debt Covenants—Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of June 30, 2008.

Investment Commitments—The Blackstone Funds had signed investment commitments with respect to investments representing commitments of $249.6 million as of June 30, 2008. Included in this is $111.7 million of signed investment commitments for portfolio company acquisitions in the process of closing.

The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.04 billion as of June 30, 2008.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $3.05 billion as of June 30, 2008. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

Contingent Obligations (Clawback)—Carried interest is subject to clawback to the extent that the carried interest recorded to date exceeds the amount due to Blackstone based on cumulative results. For financial reporting purposes at each period end, the general partner may reflect a clawback obligation to the limited partners of a fund due to changes in unrealized value of a fund on which there have been carried interest realizations; however the settlement of a potential obligation is not due until the end of the life of the respective fund. If, at June 30, 2008, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.59 billion, on an after tax basis, at an assumed tax rate of 35.0%. As of June 30, 2008, due to the funds’ performance results, none of the general partners of the corporate private equity, real estate or debt funds had an actual clawback obligation to any limited partners of the funds.

Contingent Performance Fees and Allocations—Performance fees and allocations related to marketable alternative asset management funds for the six months ended June 30, 2008 included $65.3 million attributable to arrangements where the measurement period has not ended.

Litigation—From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of June 30, 2008, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

11. SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity—Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate—Blackstone’s Real Estate segment comprises its management of real estate funds.

•

Marketable Alternative Asset Management—Blackstone’s Marketable Alternative Asset Management segment whose consistent focus is current earnings is comprised of its management of funds of hedge funds, debt funds, mezzanine funds, CLOs, proprietary hedge funds and publicly-traded closed-end mutual funds. GSO’s results from the date of acquisition have been included in this segment.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income excluding the impact of income taxes and transaction related items including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction related charges nor do such financial statements reflect certain compensation expenses including profit-sharing arrangements associated with senior managing directors, departed partners and other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO but are included in the financial statements for periods following the IPO as a component of compensation and benefits expense. Therefore, ENI is equivalent to Income Before Provision for Taxes in the historical combined financial statements prior to the IPO. The aggregate of ENI for all reportable segments equals Total Reportable Segment ENI. ENI is used by the management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table presents the financial data for Blackstone’s four reportable segments for the three months ended June 30, 2008 and as of and for the six months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$70,896	$74,505	$130,333	$71,080	$346,814
Performance Fees and Allocations	21,960	(77,133)	45,027	—	(10,146)
Investment Income (Loss) and Other	(408)	(11,788)	49,885	1,826	39,515

Total Revenues	92,448	(14,416)	225,245	72,906	376,183

Expenses
Compensation and Benefits	40,283	32,083	84,162	48,574	205,102
Other Operating Expenses	20,880	12,581	25,158	12,537	71,156

Total Expenses	61,163	44,664	109,320	61,111	276,258

Economic Net Income (Loss)	$31,285	$(59,080)	$115,925	$11,795	$99,925

	June 30, 2008 and the Six Months then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$140,659	$152,647	$234,648	$139,643	$667,597
Performance Fees and Allocations	(141,470)	(107,195)	50,085	—	(198,580)
Investment Income (Loss) and Other	(23,458)	(11,964)	(29,498)	4,423	(60,497)

Total Revenues	(24,269)	33,488	255,235	144,066	408,520

Expenses
Compensation and Benefits	(40,469)*	67,771	140,435	95,541	263,278
Other Operating Expenses	43,080	28,741	43,465	23,598	138,884

Total Expenses	2,611	96,512	183,900	119,139	402,162

Economic Net Income (Loss)	$(26,880)	$(63,024)	$71,335	$24,927	$6,358

Segment Assets	$2,962,661	$2,731,957	$3,001,274	$406,359	$9,102,251

*	The credit balance in Compensation and Benefits for the Corporate Private Equity segment is primarily the result of a $112.5 million accrual for clawback of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements based on changes in fair values.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes and Total Assets for the three months ended June 30, 2008 and as of and for the six months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Total Reportable Segments	Consolidation Adjustments			Blackstone Consolidated
Revenues	$376,183	$(22,531)	(a)		$353,652
Expenses	$276,258	$887,550	(b)		$1,163,808
Other Income	$—	$189,678	(c)		$189,678
Economic Net Income (Loss)	$99,925	$(285,434)	(d)		$(185,509)

	June 30, 2008 and the Six Months then Ended
	Total Reportable Segments	Consolidation Adjustments			Blackstone Consolidated
Revenues	$408,520	$13,655	(a	)	$422,175
Expenses	$402,162	$1,859,709	(b	)	$2,261,871
Other Income (Loss)	$—	$(25,958)	(c	)	$(25,958)
Economic Net Income (Loss)	$6,358	$(438,586)	(d	)	$(432,228)
Total Assets	$9,102,251	$4,387,667	(e	)	$13,489,918

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income (Loss) adjustment results from the following:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$21,582	$(17,738)
Intersegment Elimination	—	—
Fund Expenses Added in Consolidation	24,108	46,902
Non-Controlling Interests in Income of Consolidated Entities	143,988	(55,122)

Total Consolidation Adjustments	$189,678	$(25,958)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statement of Income consists of the following:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Economic Net Income (Loss)	$99,925	$6,358
Consolidation Adjustments
Amortization of Intangibles	(40,685)	(74,213)
Transaction-Related Compensation Charges	(818,026)	(1,736,997)
Decrease in Loss Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	573,277	1,372,624

Total Adjustments	(285,434)	(438,586)

Income (Loss) Before Provision (Benefit) for Taxes	$(185,509)	$(432,228)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

The following table presents financial data for Blackstone’s four reportable segments for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$106,268	$78,933	$75,602	$97,518	$358,321
Performance Fees and Allocations	254,466	157,425	61,906	—	473,797
Investment Income and Other	65,415	83,853	31,138	1,034	181,440

Total Revenues	426,149	320,211	168,646	98,552	1,013,558

Expenses
Compensation and Benefits	24,603	22,077	42,000	22,342	111,022
Other Operating Expenses	19,887	8,183	20,253	8,638	56,961

Total Expenses	44,490	30,260	62,253	30,980	167,983

Economic Net Income	$381,659	$289,951	$106,393	$67,572	$845,575

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Otherwise Noted)

	Six Months Ended June 30, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees	$166,026	$325,834	$138,571	$190,044	$820,475
Performance Fees and Allocations	394,888	633,783	129,967	—	1,158,638
Investment Income and Other	92,511	147,324	56,397	2,718	298,950

Total Revenues	653,425	1,106,941	324,935	192,762	2,278,063

Expenses
Compensation and Benefits	41,881	40,405	70,630	38,253	191,169
Other Operating Expenses	32,071	14,612	34,749	13,842	95,274

Total Expenses	73,952	55,017	105,379	52,095	286,443

Economic Net Income	$579,473	$1,051,924	$219,556	$140,667	$1,991,620

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision (Benefit) for Taxes for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated
Revenues	$1,013,558	$(61,430)	(a)	$952,128
Expenses	$167,983	$308,985	(b)	$476,968
Other Income	$—	$2,360,343	(c)	$2,360,343
Economic Net Income	$845,575	$(73,633)	(d)	$771,942

	June 30, 2007 and the Six Months then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated
Revenues	$2,278,063	$(99,567)	(a)	$2,178,496
Expenses	$286,443	$362,676	(b)	$649,119
Other Income	$—	$5,396,825	(c)	$5,396,825
Economic Net Income	$1,991,620	$(73,633)	(d)	$1,917,987

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$61,430	$99,567
Fund Expenses Added in Consolidation	65,557	119,246
Non-Controlling Interests in Income of Consolidated Entities	2,233,356	5,178,012

Total Consolidation Adjustments	$2,360,343	$5,396,825

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 3, 2008, we acquired GSO Capital Partners L.P. and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds and various collateralized loan obligation (“CLO”) vehicles. GSO’s results from the date of acquisition are included in our Marketable Alternative Asset Management segment.

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

Our business is organized into four business segments:

•

Corporate Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. In addition, we are in the process of raising our sixth general private equity fund. Through our corporate private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving start-up businesses in established industries, turnarounds, minority investments, corporate partnerships and industry consolidations.

•

Real Estate. Our Real Estate segment is diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six general real estate funds, two internationally focused real estate funds and a European focused real estate fund. Our real estate funds have made significant investments in lodging, major urban office buildings, distribution and warehousing centers and a variety of real estate operating companies. In addition, we have recently launched a real estate special situations hedge fund, which will target global non-controlling debt and equity investment opportunities in the public and private markets.

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

Our most significant expense is compensation and benefits. Prior to our initial public offering (“IPO”) in June 2007, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses had been accounted for as partnership distributions rather than as employee compensation and benefits expense. Following the IPO, we have included all payments for services rendered by our senior managing directors as employee compensation and benefits expense. Currently, some senior managing directors and certain other personnel share in profits based on their Blackstone Holdings Partnership Units as well as receive a portion of the performance fees and allocations earned with respect to certain of the funds. Personnel also receive cash compensation and in the case of non-partner professionals, own deferred restricted common units and phantom cash settled awards.

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

Acquisition of GSO Capital Partners LP

On March 3, 2008, we acquired GSO, an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds and various CLO vehicles. GSO’s results from the date of acquisition have been included in our Marketable Alternative Asset Management segment.

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

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partner interests in the carry funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fair value of the investments were realized as of such date. In certain performance fee arrangements related to funds of hedge funds and hedge funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

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

(1)	Employee Compensation and Benefits. Our compensation costs reflect the increased investment in people as we expand geographically and create new products and businesses. Prior to the IPO, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses have been accounted for as partnership distributions rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense had not reflected amounts for services rendered by these individuals. Following the IPO, we have included all payments for services rendered by our senior managing directors as employee compensation and benefits expense.

(2)	Equity-based Compensation. Represents non-cash equity-based compensation expense associated with the issuance of equity-based awards to our senior managing directors, other employees and selected other individuals engaged in some of our businesses primarily associated with our IPO. The expense is recognized over the corresponding service period of the underlying grant.

(3)	Profit Sharing Arrangements. We have implemented profit sharing arrangements for Blackstone personnel working in our businesses across our different operations designed to achieve a relationship between compensation levels and results that are appropriate for each operation given prevailing market conditions. In addition, Blackstone personnel working in our businesses, other professionals and selected other individuals who work on our carry and hedge funds have a profit sharing interest in the performance fees earned in relation to these funds in order to better align their interests with our own and with those of the investors in these funds. Departed partners are also entitled to their vested share of carried interest distributions received and (as other partners) may be subject to a recontribution of previously received carried interest from our carry funds and are also liable for their applicable share of losses on carry funds up to the amount of the after-tax carried interest distributions they received from a carry fund. Therefore, as our net revenues increase, our compensation costs also rise; as our net revenues decrease, our compensation costs may decrease.

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

Non-Controlling Interests in Income of Consolidated Entities

Prior to the IPO, non-controlling interests in income of consolidated entities has primarily consisted of interests of unaffiliated third-party investors and AIG’s investments in Blackstone Funds pursuant to AIG’s mandated limited partner capital commitments, on which we receive carried interest allocations and which we refer to collectively as “Limited Partners” or “LPs” as well as discretionary investments by Blackstone personnel and employees. Non-controlling interests related to carry funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to our funds of hedge funds and hedge funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in our hedge funds following the expiration of a specified period of time when capital may not be withdrawn or may only be withdrawn subject to a redemption fee (typically between one and three years). When redeemed amounts become legally payable to investors in our hedge funds on a current basis, they are reclassified as a liability. On the date of the Reorganization, such non-controlling interests were initially recorded at their historical carry-over basis as those interests remained outstanding and were not being exchanged for Blackstone Holdings Partnership Units.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, other bills relating to the taxation of investment partnerships have previously been introduced in the U.S. House of Representatives. In June 2008, the House of Representatives approved a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. If any such proposed legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

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

Assets Under Management. Assets under management refers to the assets we manage. Our assets under management equal the sum of: (1) the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners in portfolio investments of our funds as to which we receive fees or a carried interest allocation); (2) the net asset value of our funds of hedge funds, proprietary hedge funds and closed-end mutual funds; and (3) the amount of capital raised for our CLOs. The assets under management measure also includes assets under management relating to our own and our employees’ investments in funds for which we charge either no or nominal management fees. As a result of raising new funds with sizeable capital commitments, increases in the net asset values of our funds and their retained profits and our acquisition of GSO, our assets under management have increased significantly over the periods presented.

Limited Partner Capital Invested. Limited Partner capital invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in portfolio investments of our corporate private equity and real estate funds as to which we receive fees or a carried interest allocation. Over our history we have earned aggregate multiples of invested capital for realized and partially realized investments of 2.5x and 2.4x in our corporate private equity and real estate funds, respectively.

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

Market conditions remained challenging during the second quarter of 2008 as global economic growth slowed. Fixed income and equity markets remained challenged globally and market volatility was high. During the second quarter, the S&P 500 declined 3.2%, the European equity index declined 5.2% and the Asian Index declined 2.7%. Credit spreads narrowed by 80-100 basis points during the quarter, but widened by approximately 50 basis points during the month of July.

Reduced liquidity, which accelerated in the first quarter of 2008, persisted in the second quarter. Commercial banks and investment banks reduced the carrying value of some of their fixed income holdings, raised new capital and increased their credit reserves. The U.S. and other governments continued to inject additional liquidity into the financial system and lower benchmark lending rates.

Lenders continue to severely restrict commitments to new debt, limiting industry-wide leveraged acquisition activity levels in both corporate and real estate markets. Private equity-led acquisitions and real estate acquisitions and general acquisition activity have declined, which collectively have had a significant impact on several of our businesses.

Oil prices reached record levels and other commodities rose, raising concern about a stagflation environment. United States and European economic indicators continue to point to a slowdown in growth. Emerging economies, while still growing, have moderated, while at the same time, the price of global commodities has risen.

The duration of current economic and market conditions is unknown.

Condensed Consolidated and Combined Results of Operations

Following is a discussion of our condensed consolidated and combined results of operations for the three and six months ended June 30, 2008 and 2007. For a more detailed discussion of the operating results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our condensed consolidated and combined results of operations and certain key operating metrics for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$338,159	$341,694	$(3,535)	(1)%	$647,568	$789,096	$(141,528)	(18)%
Performance Fees and Allocations	(13,722)	453,749	(467,471)	(103)%	(202,409)	1,116,247	(1,318,656)	(118)%
Investment Income (Loss) and Other	29,215	156,685	(127,470)	(81)%	(22,984)	273,153	(296,137)	(108)%

Total Revenues	353,652	952,128	(598,476)	(63)%	422,175	2,178,496	(1,756,321)	(81)%

Expenses
Compensation and Benefits	1,028,808	345,545	683,263	198%	2,005,955	424,752	1,581,203	372%
Interest	5,690	15,180	(9,490)	(63)%	8,433	26,302	(17,869)	(68)%
General, Administrative and Other	107,517	50,686	56,831	112%	202,738	78,819	123,919	157%
Fund Expenses	21,793	65,557	(43,764)	(67)%	44,745	119,246	(74,501)	(62)%

Total Expenses	1,163,808	476,968	686,840	144%	2,261,871	649,119	1,612,752	248%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	189,678	2,360,343	(2,170,665)	(92)%	(25,958)	5,396,825	(5,422,783)	(100)%

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(620,478)	2,835,503	(3,455,981)	(122)%	(1,865,654)	6,926,202	(8,791,856)	(127)%
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(434,969)	2,063,561	(2,498,530)	(121)%	(1,433,426)	5,008,215	(6,441,641)	(129)%

Income (Loss) Before Provision (Benefit) for Taxes	(185,509)	771,942	(957,451)	(124)%	(432,228)	1,917,987	(2,350,215)	(123)%
Provision (Benefit) for Taxes	(28,978)	(2,409)	(26,569)	1103%	(24,704)	11,560	(36,264)	(314)%

Net Income (Loss)	$(156,531)	$774,351	$(930,882)	(120)%	$(407,524)	$1,906,427	$(2,313,951)	(121)%

Assets Under Management (at Period End)	$119,413,033	$91,768,870	$27,644,163	30%	$119,413,033	$91,768,870	$27,644,163	30%

Capital Deployed:
Limited Partner Capital Invested	$1,794,598	$1,729,914	$64,684	4%	$2,523,308	$5,608,276	$(3,084,968)	(55)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues were $353.7 million for the second quarter of 2008, a decrease of $598.5 million or 63%. The lower Performance Fees and Allocations resulted primarily from decreases of $232.5 million in our Corporate Private Equity segment and $234.6 million in our Real Estate segment. The change in Investment Income (Loss) and Other was principally due to decreases of $95.6 million in our Real Estate segment and $65.8 million in our Corporate Private Equity segment, partially offset by an increase of $18.7 million in our Marketable Alternative Asset Management segment. The slight decrease in Management and Advisory Fees was primarily due to decreases in our Corporate Private Equity and Financial Advisory segments of $35.4 million and $26.4 million, respectively, partially offset by an increase in our Marketable Alternative Asset Management segment of $54.7 million.

For the second quarter of 2008, our Corporate Private Equity segment’s Performance Fees and Allocations and Investment Income and Other decreased $232.5 million and $65.8 million, respectively, due to a net decline in the underlying portfolio assets compared to a net appreciation during the second quarter of 2007. The net value of the segment’s underlying portfolio decreased by approximately 1% in the second quarter of 2008 compared to an increase in net value of approximately 10% in the second quarter of 2007. Management Fees decreased $35.4 million driven by a decrease in transaction fees of $39.2 million primarily as a result of fewer closed transactions that generate fees. This decrease in transaction fees was partially offset by an increase in fund management fees of $4.1 million, primarily due to $1.17 billion of additional capital raised for Blackstone Capital Partners V (“BCP V”) since June 30, 2007.

Performance Fees and Allocations and Investment Income and Other in our Real Estate segment decreased in the second quarter of 2008 due to net depreciation in the underlying portfolio assets of 2%, primarily the result of both modest increases in capitalization rates as well as weaker operating performance in some hotels owned by our real estate funds. This compares to a net appreciation in the underlying portfolio of 7% in second quarter of 2007, which was due primarily to accretive sales in the office portfolio. The segment’s Management Fees decreased by $4.4 million due principally to a decrease in transaction fees of $12.1 million primarily from an advisory fee earned in the second quarter of 2007 associated with our Equity Office Properties Trust investment. The decrease in transaction fees was partially offset by increased fund management fees of $8.1 million primarily due to $3.53 billion of additional capital raised since June 30, 2007.

Management Fees in our Marketable Alternative Asset Management segment increased $54.7 million in the second quarter of 2008, primarily due to an increase of $22.99 billion in Assets Under Management, principally due to growth of our funds of hedge funds business. Investment Income and Other increased $18.7 million primarily due to an increase in invested capital as compared with the second quarter of 2007 principally related to our investment of a portion of our IPO proceeds in our funds of hedge funds and the acquisition of GSO.

Financial Advisory segment revenues decreased $25.6 million in the second quarter of 2008. The change was primarily due to a decrease in fees from our corporate and mergers and acquisitions advisory services business, partially offset by an increase in fees generated by our restructuring and reorganization advisory services business.

Expenses

Expenses were $1.16 billion for the second quarter of 2008, an increase of $686.8 million. The change reflected higher Compensation and Benefits of $683.3 million, principally resulting from the incremental amortization of equity-based compensation of $569.4 million. Compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO, as well as our acquisition of GSO, were also factors in the increase in Compensation and Benefits. Additionally, General, Administrative and Other increased $56.8 million primarily due to $33.5 million of incremental amortization expense associated with our intangible assets related to our IPO and an increase of expenses due to the costs of being a public company.

Other Income (Loss)

Other Income (Loss) was $189.7 million for the second quarter of 2008, a decrease of $2.17 billion or 92%. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described above in “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds.” These gains arose at the Blackstone Funds level, of which $144.0 million and $2.23 billion were allocated to non-controlling interest holders for the second quarter ended June 30, 2008 and June 30, 2007, respectively.

Capital Deployed

Limited Partner Capital Invested was $1.79 billion for the second quarter of 2008, a increase of $64.7 million or 4%. The change largely reflects an increase of $753.6 million in our Marketable Alternative Asset Management segment which reflects investments made by our new credit liquidity funds, partially offset by a decrease in size and volume of investment activity in our Corporate Private Equity segment in the second quarter of 2008, compared to the prior year period.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues were $422.2 million for the six months ended June 30, 2008, a decrease of $1.76 billion or 81%. Performance Fees and Allocations decreased $741.0 million in our Real Estate segment, $536.4 million in our Corporate Private Equity segment and $79.9 million in our Marketable Alternative Asset Management segment. Investment Income (Loss) and Other declined $159.3 million in our Real Estate segment, $116.0 million in our Corporate Private Equity segment, and $85.9 million in our Marketable Alternative Asset Management segment. The change in Management and Advisory Fees was primarily due to decreases in our Real Estate and Financial Advisory segments of $173.2 million and $50.4 million, respectively, partially offset by an increase in our Marketable Alternative Asset Management segment of $96.1 million.

As described above in “—Business Environment”, equity and debt markets experienced declines during the six month period ended June 30, 2008 which caused us to reduce the carrying values of certain investments despite the fact that we have no current intentions to sell these investments. For the six months ended June 30, 2008, the net value of the Corporate Private Equity segment’s underlying portfolio decreased by approximately 5% as compared to an increase in net value of approximately 15% during the six months ended June 30, 2007. This segment’s negative Performance Fees and Allocations and Investment Income (Loss) and Other in the six month period was primarily attributable to a decline in the value of our funds’ investment in Deutsche Telekom AG notwithstanding increased profitability at the company. The decline in value was due to a decline in its publicly traded share price from €15.03 at December 31, 2007 to €10.40 at June 30, 2008, reflecting a general decline in the German stock market and in telecommunications stocks during the period.

For the six months ended June 30, 2008, Performance Fees and Allocations and Investment Income (Loss) and Other in our Real Estate segment decreased principally due to depreciation in the net value of underlying portfolio investments of 3% for the six months ended June 30, 2008, as compared with net appreciation in the underlying portfolio investments of 38% for the six months ended June 30, 2007. The net depreciation of the portfolio assets for the six months ended June 30, 2008 was primarily the result of both modest increases in capitalization rates as well as weaker operating performance in some hotels owned by our real estate funds. The segment’s Management Fees decreased $173.2 million as the first six months of 2008 did not have any significant transaction fees, while the prior year had a substantial transaction fee resulting from our funds’

acquisition of Equity Office Properties Trust in February 2007. The change in transaction fees was partially offset by an increase in fund management fees of $37.1 million primarily due to $3.53 billion of additional capital since June 2007, as well as a full six months of management fees from BREP VI which commenced in February 2007.

For the six months ended June 30, 2008, Investment Income (Loss) and Other in our Marketable Alternative Asset Management decreased $85.9 million which reflects overall market declines during the first six months of 2008 principally in certain of our funds of hedge funds and proprietary hedge funds. Performance Fees and Allocations decreased $79.9 million attributable to declines in the net appreciation as compared to the six months ended June 30, 2007 in the investment portfolios, partially offset by the impact of the acquisition of GSO and the addition of our Credit Liquidity Partners fund which commenced investing in April. Management Fees increased $96.1 million primarily as a result of an increase in Assets Under Management of $22.99 billion principally due to growth of our funds of hedge funds business. The acquisition of GSO contributed $39.1 million to the overall increase in Management Fees.

Financial Advisory segment revenues decreased $48.7 million or 25% for the six months ended June 30, 2008. The change was driven by decreases in fees from our corporate and mergers and acquisitions advisory services business and fund placement business, partially offset by an increase in fees generated by our restructuring and reorganization advisory services business.

Expenses

Expenses were $2.26 billion for the six months ended June 30, 2008, an increase of $1.61 billion. The change reflected higher Compensation and Benefits of $1.58 billion, principally resulting from the incremental amortization of equity-based compensation of $1.48 billion as well as compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Net addition of personnel to support the growth of each of our business segments, including expansion into Asia and our expanding hedge fund businesses, also contributed to the increase in Compensation and Benefits. These increases were partially offset by a decrease in compensation of $112.5 million reflecting an accrual for certain partners’ clawback obligations since the negative Performance Fees and Allocations in the six months ended June 30, 2008 would cause a clawback of carried interest previously received by these partners. The accrual for clawback obligations was accounted for as a reduction in compensation costs. General, Administrative and Other increased $123.9 million primarily due to $67.0 million of incremental amortization expense associated with our intangible assets related to our IPO and an increase of fees due to the costs of being a public company. Our expenses are primarily driven by levels of business activity, revenue growth and headcount expansion.

Other Income (Loss)

Other Income (Loss) was $(26.0) million for the six months ended June 30, 2008, a decrease of $5.42 billion. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described above in “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds.” These gains/(losses) arose at the Blackstone Funds level, of which $(0.1) million of losses and $5.18 billion of gains were allocated to non-controlling interest holders for the six months ended June 30, 2008 and June 30, 2007, respectively.

Assets Under Management

Assets Under Management were $119.41 billion at June 30, 2008, an increase of $27.64 billion or 30% since June 30, 2007. The increase was comprised of increases in our Marketable Alternative Asset Management and Real Estate segments of $22.99 billion and $6.12 billion, respectively, primarily due to $12.60 billion from our acquisition of GSO, $9.68 billion from our funds of hedge funds and $6.79 billion of capital, raised by our Real Estate segment. This was partially offset by a decrease of $1.46 billion in our Corporate Private Equity segment due to $2.82 billion of realizations and changes in unrealized values that more than offset $1.17 billion of additional capital raised for BCP V.

Capital Deployed

Limited Partner Capital Invested was $2.52 billion for the six months ended June 30, 2008, a decrease of $3.08 billion or 55%. The change reflects a decrease in the size of consummated transactions, compared to the prior year period that most notably reflected our funds’ acquisition of Equity Office Properties Trust for $3.27 billion in February 2007.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. A key performance measure used by management is Economic Net Income (“ENI”). References to “our” sectors or investments refer to portfolio companies and investments of the underlying funds that we manage.

ENI represents segment net income excluding the impact of income taxes and transaction related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction related charges nor do such financial statements reflect certain compensation expenses including profit-sharing arrangements associated with senior managing directors, departed partners and other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO but are included in the financial statements for periods following the IPO as a component of compensation and benefits expense. Therefore, ENI is equivalent to segment income before taxes in the historical combined financial statements prior to the IPO. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$70,896	$106,268	$(35,372)	(33)%	$140,659	$166,026	$(25,367)	(15)%
Performance Fees and Allocations	21,960	254,466	(232,506)	(91)%	(141,470)	394,888	(536,358)	(136)%
Investment Income (Loss) and Other	(408)	65,415	(65,823)	(101)%	(23,458)	92,511	(115,969)	(125)%

Total Revenues	92,448	426,149	(333,701)	(78)%	(24,269)	653,425	(677,694)	(104)%

Expenses
Compensation and Benefits	40,283	24,603	15,680	64%	(40,469)	41,881	(82,350)	(197)%
Other Operating Expenses	20,880	19,887	993	5%	43,080	32,071	11,009	34%

Total Expenses	61,163	44,490	16,673	37%	2,611	73,952	(71,341)	(96)%

Economic Net Income (Loss)	$31,285	$381,659	$(350,374)	(92)%	$(26,880)	$579,473	$(606,353)	(105)%

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$30,299,340	$31,758,025	$(1,458,685)	(5)%	$30,299,340	$31,758,025	$(1,458,685)	(5)%

Capital Deployed:
Limited Partner Capital Invested	$775,944	$1,603,508	$(827,564)	(52)%	$1,116,063	$1,660,203	$(544,140)	(33)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues were $92.4 million for the second quarter of 2008, a decrease of $333.7 million or 78%. The decrease in Performance Fees and Allocations and Investment Income (Loss) and Other was due to a net depreciation in the underlying portfolio assets compared to a net appreciation during the second quarter of 2007. The net value of the segment’s underlying portfolio decreased by approximately 1% in the second quarter of 2008 compared to an increase in net value of approximately 10% in the second quarter of 2007. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. Each fund is considered separately in this regard and for a given fund, performance fees can never be negative in the aggregate. As a result, despite the net decrease in the value of the segment’s underlying portfolio, we recorded positive performance fees for the quarter. The decrease in Management Fees was driven by a decline in transaction fees of $39.2 million primarily as a result of fewer closed transactions, partially offset by an increase in fund management fees of $4.1 million, primarily due to $1.17 billion of additional capital raised for BCP V since June 30, 2007.

Expenses

Expenses were $61.2 million for the second quarter of 2008, an increase of $16.7 million or 37%. The increase in Compensation and Benefits of $15.7 million was principally related to compensation including profit sharing arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO. Additionally, Other Operating Expenses increased $1.0 million primarily due to an increase in professional fees related to the costs of being a public company.

Capital Deployed

Limited Partner Capital Invested in private equity transactions was $775.9 million for the second quarter of 2008, a decrease of $827.6 million or 52%. This decrease reflects a reduction in the number and size of investments closed during the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues were $(24.3) million for the six months ended June 30, 2008, a decrease of $677.7 million. Most of this segment’s negative Performance Fees and Allocations and Investment Income (Loss) and Other were driven by a decline in the net carrying value of the underlying funds’ portfolio investment in Deutsche Telekom AG, notwithstanding increased profitability at the company. Deutsche Telekom’s publicly traded share price decreased from €15.03 at December 31, 2007 to €10.40 at June 30, 2008, which reflected a decline in the German stock market and in telecommunications stocks during the period. Overall, the net value of the segment’s underlying portfolio decreased by approximately 5% in the first six months of 2008, compared to an increase in net value of approximately 15% in the first six months of 2007. The decrease in Management Fees was primarily driven by a decrease in transaction fees of $39.2 million primarily as a result of fewer closed transactions, partially offset by an increase in fund management fees of $12.6 million, primarily the result of $1.17 billion of additional capital raised for BCP V since June 30, 2007.

Expenses

Expenses were $2.6 million for the six months ended June 30, 2008, a decrease of $71.3 million. The decrease in Compensation and Benefits of $82.4 million resulted principally from the accrual for a clawback obligation of prior period carried interest allocations from certain partners totaling $112.5 million primarily due to the decrease in carrying value of Deutsche Telekom AG. This was partially offset by profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Additionally, Other Operating Expenses increased $11.0 million principally due to an $10.4 million increase in professional fees primarily related to the costs of being a public company.

Assets Under Management

Assets Under Management were $30.30 billion at June 30, 2008, a decrease of $1.46 billion or 5% compared with June 30, 2007. The decrease was primarily due to realizations and changes in unrealized value of approximately $2.82 billion. This was partially offset by $1.17 billion of additional capital raised for BCP V since June 30, 2007.

Capital Deployed

Limited Partner Capital Invested was $1.12 billion for the six months ended June 30, 2008, a decrease of $544.1 million or 33%. This decrease reflects a reduction in number and size of investments closed during 2008.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$74,505	$78,933	$(4,428)	(6)%	$152,647	$325,834	$(173,187)	(53)%
Performance Fees and Allocations	(77,133)	157,425	(234,558)	(149)%	(107,195)	633,783	(740,978)	(117)%
Investment Income (Loss) and Other	(11,788)	83,853	(95,641)	(114)%	(11,964)	147,324	(159,288)	(108)%

Total Revenues	(14,416)	320,211	(334,627)	(105)%	33,488	1,106,941	(1,073,453)	(97)%

Expenses
Compensation and Benefits	32,083	22,077	10,006	45%	67,771	40,405	27,366	68%
Other Operating Expenses	12,581	8,183	4,398	54%	28,741	14,612	14,129	97%

Total Expenses	44,664	30,260	14,404	48%	96,512	55,017	41,495	75%

Economic Net Income (Loss)	$(59,080)	$289,951	$(349,031)	(120)%	$(63,024)	$1,051,924	$(1,114,948)	(106)%

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Assets Under Management (at Period End)	$29,176,414	$23,060,599	$6,115,815	27%	$29,176,414	$23,060,599	$6,115,815	27%

Capital Deployed:
Limited Partner Capital Invested	$209,779	$71,088	$138,691	195%	$578,981	$3,859,232	$(3,280,251)	(85)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues were $(14.4) million for the second quarter of 2008, a decrease of $334.6 million. The decrease in Performance Fees and Allocations and Investment Income (Loss) and Other is due to a net depreciation in the underlying portfolio assets of 2% compared with net appreciation of 7% in the second quarter of 2007. The net decline in the value of the portfolio assets in the second quarter of 2008 was primarily the result of both modest increases in capitalization rates as well as weaker operating performance in some hotels held by our real estate funds. The net increase in carrying values in the second quarter of 2007 was primarily driven by accretive sales in our office portfolio. Management Fees decreased by $4.4 million due principally to a decrease in transaction fees of $12.1 million primarily due to an advisory fee earned in the second quarter of 2007 associated with our Equity Office Properties Trust investment. The decrease in transaction fees was partially offset by increased fund management fees of $8.1 million primarily due to $3.53 billion of additional capital raised for BREP VI since June 30, 2007.

Expenses

Expenses were $44.7 million for the second quarter of 2008, an increase of $14.4 million or 48%. The increase in Compensation and Benefits of $10.0 million was principally related to compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Other Operating Expenses increased $4.4 million primarily driven by an increase in professional fees of $4.6 million due to the costs of being a public company.

Capital Deployed

Limited Partner Capital Invested was $209.8 million for the second quarter of 2008, an increase of $138.7 million. This increase reflects a higher volume of closed transactions, primarily additional capital invested in existing investments.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues were $33.5 million for the six months ended June 30, 2008, a decrease of $1.07 billion or 97%. Performance Fees and Allocations and Investment Income (Loss) and Other decreased from high levels in the comparable 2007 period due principally to a lower net value of underlying portfolio investments of 3% for the six months ended June 30, 2008, as compared with net appreciation in the underlying portfolio investments of 38% for the six months ended June 30, 2007. For the six months ended June 30, 2008, this decline was primarily the result of both modest increases in capitalization rates as well as weaker operating performance in some hotels held by our real estate funds. For the six months ended June 30, 2007, the net appreciation was driven by accretive sales within our office and limited service hospitality portfolio. Management Fees decreased $173.2 million as the first six months of 2008 did not have any significant transaction fees, while the prior year had a substantial transaction fee resulting from our funds’ acquisition of Equity Office Properties Trust in February 2007. The decrease in transaction fees was partially offset by an increase in fund management fees of $37.1 million primarily due to $3.53 billion of additional capital raised for BREP VI since June 2007 as well as a full six months of management fees from BREP VI which commenced in February 2007.

Expenses

Expenses were $96.5 million for the six months ended June 30, 2008, an increase of $41.5 million or 75%. Compensation and Benefits increased $27.4 million, principally related to compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Headcount additions required as a result of our expansion into Asia and the launch of new funds also contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $14.1 million, primarily driven by an increase in professional fees of $12.2 million due to the costs of being a public company.

Assets Under Management

Assets Under Management were $29.18 billion at June 30, 2008, an increase of $6.12 billion or 27% compared with June 30, 2007. The change was primarily due to $6.79 billion of additional capital raised since June 30, 2007, primarily in our BREP VI and BREP Europe funds.

Capital Deployed

Limited Partner Capital Invested was $579.0 million for the six months ended June 30, 2008, a decrease of $3.28 billion or 85%. The change reflects a decrease in the size of consummated transactions, compared to the prior year period that most notably reflected our funds’ acquisition of Equity Office Properties Trust for $3.27 billion in February 2007.

Marketable Alternative Asset Management

The following table presents our results of operations for our Marketable Alternative Asset Management segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees	$130,333	$75,602	$54,731	72%	$234,648	$138,571	$96,077	69%
Performance Fees and Allocations	45,027	61,906	(16,879)	(27)%	50,085	129,967	(79,882)	(61)%
Investment Income (Loss) and Other	49,885	31,138	18,747	60%	(29,498)	56,397	(85,895)	(152)%

Total Revenues	225,245	168,646	56,599	34%	255,235	324,935	(69,700)	(21)%

Expenses
Compensation and Benefits	84,162	42,000	42,162	100%	140,435	70,630	69,805	99%
Other Operating Expenses	25,158	20,253	4,905	24%	43,465	34,749	8,716	25%

Total Expenses	109,320	62,253	47,067	76%	183,900	105,379	78,521	75%

Economic Net Income	$115,925	$106,393	$9,532	9%	$71,335	$219,556	$(148,221)	(68)%

The following operating metric is used in the management of this business segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Assets Under Management	$59,937,279	$36,950,246	$22,987,033	62%	$59,937,279	$36,950,246	$22,987,033	62%

Capital Deployed:
Limited Partner Capital Invested	$808,875	$55,318	$753,557	1362%	$828,264	$88,841	$739,423	832%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues were $225.2 million for the second quarter of 2008, an increase of $56.6 million or 34%. The $54.7 million increase in Management Fees was primarily due to an increase of $22.99 billion in Assets Under Management, particularly in our funds of hedge funds. In addition, the acquisition of GSO contributed $31.0 million to the overall increase in Management Fees. The increase of $18.7 million in Investment Income (Loss) and Other was primarily due to an increase in invested capital as compared with the second quarter of 2007 principally related to our investment of a portion of our IPO proceeds in our funds of hedge funds. The decrease in Performance Fees and Allocations was attributable to modest declines in the investment performance of our funds in contrast to investment gains in the comparable 2007 quarter, partially offset by the impact of the acquisition of GSO and the addition of our Blackstone Credit Liquidity Partners fund which commenced investing in April 2008.

Expenses

Expenses were $109.3 million for the second quarter of 2008, an increase of $47.1 million or 76%. The increase in Compensation and Benefits of $42.2 million was principally related to the acquisition of GSO which contributed $27.4 million to the overall increase. Additionally, compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO were a factor in the increase. Other Operating Expenses increased $4.9 million, primarily due to the acquisition of GSO offset by a decrease in interest expense driven by decreased investment activity.

Capital Deployed

Limited Partner Capital Invested was $808.9 million for the second quarter of 2008, an increase of $753.6 million. This increase principally reflects investments made by our new credit liquidity funds.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues were $255.2 million for the six months ended June 30, 2008, a decrease of $69.7 million or 21%. The decline in Investment Income (Loss) and Other reflected overall market declines during the first six months of 2008, principally in certain of our funds of hedge funds and proprietary hedge funds. The decrease in Performance Fees and Allocations was attributable to lower net appreciation of the investment portfolios as compared to the six months ended June 30, 2007, partially offset by the impact of the acquisition of GSO and the addition of our Blackstone Credit Liquidity Partners fund which commenced investing in April 2008. Management Fees increased $96.1 million primarily as a result of an increase in Assets Under Management of $22.99 billion principally in our funds of hedge funds business as well as from the acquisition of GSO. The acquisition of GSO contributed $39.1 million to the overall increase in Management Fees.

Expenses

Expenses were $183.9 million for the six months ended June 30, 2008, an increase of $78.5 million. The increase in Compensation and Benefits of $69.8 million was principally related to the acquisition of GSO which contributed $33.9 million of the overall increase. Additionally, compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO were a factor in the increase. To a lesser extent, headcount additions required to support our increased investment activity, due to expansion into Asia and the launch of new funds, also contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $8.7 million, primarily due to the acquisition of GSO partially offset by a decrease in interest expense driven by decreased investment activity.

Assets Under Management

Assets Under Management were $59.94 billion at June 30, 2008, a net increase of $22.99 billion or 62%. The increase was primarily due to the acquisition of GSO which contributed $12.60 billion of the overall increase, as well as significant inflows from our globally diverse investor base in our funds of hedge funds, which experienced a $9.68 billion increase from June 30, 2007. Additionally, the commencement of our Blackstone Credit Liquidity Partners fund in April 2008 contributed $1.39 billion to our Assets Under Management.

Capital Deployed

Limited Partner Capital Invested was $828.3 million for the six months ended June 30, 2008, an increase of $739.4 million. This increase principally reflects investments made by our new credit liquidity funds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2008 vs. 2007		Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$71,080	$97,518	$(26,438)	(27)%	$139,643	$190,044	$(50,401)	(27)%
Investment Income and Other	1,826	1,034	792	77%	4,423	2,718	1,705	63%

Total Revenues	72,906	98,552	(25,646)	(26)%	144,066	192,762	(48,696)	(25)%

Expenses
Compensation and Benefits	48,574	22,342	26,232	117%	95,541	38,253	57,288	150%
Other Operating Expenses	12,537	8,638	3,899	45%	23,598	13,842	9,756	70%

Total Expenses	61,111	30,980	30,131	97%	119,139	52,095	67,044	129%

Economic Net Income	$11,795	$67,572	$(55,777)	(83)%	$24,927	$140,667	$(115,740)	(82)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues were $72.9 million for the second quarter of 2008, a decrease of $25.6 million or 26%. The decrease was primarily due to a decrease of $32.5 million in fees from our corporate and mergers and acquisitions advisory services business. The environment for mergers and acquisitions activities was less favorable than the environment during the second quarter of 2007 when strong global equity and credit markets contributed to an increase in mergers and acquisitions during that period. This decrease was partially offset by an increase of $6.4 million in fees generated by our restructuring and reorganization advisory services business as continued credit market turmoil and low level of available liquidity led to increased bankruptcies, debt defaults and debt restructurings. Fees generated by our fund placement business were flat as compared with the second quarter of 2007. The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $61.1 million for the second quarter of 2008, an increase of $30.1 million or 97%. Compensation and Benefits expenses increased $26.2 million, principally related to compensation associated with our senior managing directors which were accounted for as partnership distributions prior to our IPO. Personnel additions in our fund placement and corporate and mergers and acquisitions advisory services businesses also contributed to the overall increase in Compensation and Benefits. Additionally, Other Operating Expenses increased $3.9 million, principally due to increased professional fees of $1.7 million and costs related to the expansion of our London-based corporate and mergers and acquisitions advisory and debt restructuring services business.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues were $144.1 million for the six months ended June 30, 2008, a decrease of $48.7 million or 25%. The decrease was primarily driven by decreases of $37.6 million in fees from our corporate and mergers and acquisitions advisory services business and $35.3 million in fees generated from our fund placement business. The decrease in fees generated from our corporate and mergers and acquisitions advisory services business was due to a less favorable mergers and acquisitions environment than during the six months ended June 30, 2007. The principal reason for the decrease in our fund placement business revenues was related to a substantial fee earned from one transaction which closed during the first quarter of 2007. These decreases were partially offset by an increase of $22.4 million in fees generated by our restructuring and reorganization advisory services business as continued credit market turmoil and low level of available liquidity led to increased bankruptcies, debt defaults and debt restructurings.

Expenses

Expenses were $119.1 million for the six months ended June 30, 2008, an increase of $67.0 million. Compensation and Benefits increased $57.3 million principally related to compensation associated with our senior managing directors which were accounted for as partnership distributions prior to our IPO. Personnel additions in our fund placement and corporate and mergers and acquisitions advisory services businesses also contributed to the overall increase in Compensation and Benefits. Additionally, Other Operating Expenses increased $9.8 million, principally due to increased professional fees of $4.6 million and costs related to the expansion of our London-based corporate and mergers and acquisitions advisory and debt restructuring services business.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

On a historical basis we have drawn primarily on committed capital from our Limited Partners in order to fund the investment requirements of the Blackstone Funds. In addition, we require limited capital resources to support the working capital needs of our businesses as well as to fund growth and investments in new business initiatives. We have multiple sources of liquidity to meet these capital needs, including accumulated earnings in the businesses and access to the committed credit facility described below.

Our historical Condensed Consolidated and Combined Statements of Cash Flows reflect the cash flows of the Blackstone operating businesses as well as those of our consolidated Blackstone Funds. The assets of the consolidated Blackstone Funds, on a gross basis, were much larger than the assets of our operating businesses and therefore had a substantial effect on the reported cash flows reflected in our statement of cash flows. Our assets under management, which are primarily the Blackstone Funds we manage, have grown significantly during the periods reflected in our condensed consolidated and combined financial statements. The growth in assets under management is a result of funds raising capital and generating gains from investments, as well as the GSO acquisition. The cash flows from Blackstone Funds, which were historically reflected in our Combined Statement of Cash Flows, increased substantially as a result of the growth in assets under management. As described above under “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds,” we consummated a number of significant transactions, including the deconsolidation of a number of Blackstone Funds (effective June 27 and July 1, 2007), which have had significant effects on many of the items within our condensed consolidated and combined financial statements.

We have managed our historical liquidity and capital requirements by focusing on our deconsolidated cash flows. Our primary cash flow activities on this deconsolidated basis are (1) generating cash flow from operations, (2) funding general partner capital commitments to Blackstone Funds, (3) funding capital expenditures, (4) funding new business initiatives, (5) borrowings and repayments under credit agreements and (6) distributing cash to owners. Cash distributed to unitholders may be provided through cash flows from operating activities, distributions received from Blackstone Funds or borrowings from our credit facility described below. We use Adjusted Cash Flow from Operations as a supplemental non-GAAP measure to assess liquidity and amounts available for distribution to owners. See a discussion of our cash distribution policy under “—Our Future Sources of Cash and Liquidity Needs.”

As noted above, in accordance with GAAP, certain of the Blackstone Funds are consolidated into the condensed consolidated and combined financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minority economic interest in these funds. Consequently, Blackstone’s condensed consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone Funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted Cash Flow from Operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to cash flow from operating activities presented in accordance with GAAP, adjusted for cash flow relating to changes in our operating assets and liabilities, Blackstone Funds related investment activity, net realized gains on investments, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interest related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. We believe that Adjusted Cash Flow from Operations provides investors with useful information on the cash flows of Blackstone Group relating to our required capital investments and our ability to make annual cash distributions. However, Adjusted Cash Flow from Operations should not be considered in isolation or as an alternative to cash flow from operations presented in accordance with GAAP.

The following table is a reconciliation of Net Cash Provided by (Used In) Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Net Cash Provided by (Used in) Operating Activities	$102,143	$516,847	$217,297	$(827,108)
Changes in Operating Assets and Liabilities	(55,230)	342,933	(366,886)	53,773
Blackstone Funds Related Investment Activities	2,697	(599,372)	251,131	1,326,670
Net Realized Gains on Investments	118,555	2,424,334	118,299	3,474,975
Non-controlling Interests in Income of Consolidated Entities	556,261	(1,625,043)	1,344,738	(2,369,966)
Other Non-Cash Adjustments	(5,102)	(17,782)	(8,947)	(4,775)

Adjusted Cash Flow from Operations	$719,324	$1,041,917	$1,555,632	$1,653,569

Operating Activities

Our Net Cash Flow Provided by Operating Activities was $217.3 million for the six months ended June 30, 2008, an increase of $1.04 billion compared to Net Cash Flow Used in Operating Activities of $827.1 million for the six months ended June 30, 2007. Our operating activities generated cash inflows from the reduction of accounts receivable and amounts due from brokers of $519.6 million during the six months ended June 30, 2008. These inflows were partially offset by a $251.1 million usage of cash for the purchases of investments by consolidated Blackstone Funds, net of proceeds from sales of investments.

For the six months ended June 30, 2007, our operating cash usage primarily consisted of $1.33 billion of purchases of investments by consolidated Blackstone Funds, net of investment sale proceeds partially offset by a $486.2 million reduction of accounts receivable.

Investing Activities

Our Net Cash Flow Used in Investing Activities was $368.7 million for the six months ended June 30, 2008, an increase of $330.9 million compared with the six months ended June 30, 2007. The increase from 2007 was primarily due to our acquisition of GSO in March 2008. The total aggregate cost of the acquisition of $642.8 million included cash of $336.6 million, net of cash acquired, Blackstone Holdings Partnership Units to be delivered and acquisition costs. Additionally, up to a targeted $310 million of additional consideration may be paid in a combination of cash and/or equity instruments or over the next five years contingent upon the realization of specified earnings targets over that period.

For the six months ended June 30, 2007, our Net Cash Flow Used in Investing Activities reflected purchases of furniture, equipment and leasehold improvements and elimination of cash for non-contributed entities (see “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds”).

Financing Activities

Our Net Cash Used in Financing Activities was $499.6 million for the six months ended June 30, 2008, a decrease of $2.67 billion from the six months ended June 30, 2007. For the six months ended June 30, 2008, cash usage in financing activities was due to distributions to non-controlling interest holders of $696.6 million, distributions paid to unitholders and holders of Blackstone Holdings Partnership Units of $158.0 million and the purchase of interests from predecessor owners of $79.6 million. These outflows were partially offset by contributions from non-controlling interest holders in consolidated entities of $302.4 million related to the funding of capital commitments and $170.6 million of borrowing on loans payables, net of repayments.

For the six months ended June 30, 2007, our financing activities generated cash inflows of $2.17 billion primarily from $7.50 billion in cash proceeds from the issuance of units in our IPO and the sale of non-voting common units to Beijing Wonderful Investments (see “—Blackstone’s Reorganization, Initial Public Offering and Consolidation and Deconsolidation of Blackstone Funds”), as well as $6.91 billion of contributions from non-controlling interest holders in consolidated entities and predecessor owners. These inflows were partially offset by outflows of $7.42 billion in distributions to non-controlling interest holders in consolidated entities and predecessor owners, $4.57 billion related to the purchase of interests from our predecessor owners and $255.9 million of repayments on loans payables, net of borrowings.

Our Future Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of June 30, 2008, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP V	$629,356	$301,656
BCP IV	150,000	23,661
BCOM	50,000	6,578

Real Estate Funds
BREP VI	750,000	452,856
BREP V	52,545	9,206
BREP International II	31,576	6,119
BREP IV	50,000	3,403
BREP International	20,000	3,525
BREP Europe III	100,000	100,000
Real Estate Special Situations	50,000	50,000

Marketable Alternative Asset Management
BMEZZ II	17,692	6,338
BMEZZ	41,000	1,377
Strategic Alliance	50,000	34,474
Value Recovery	32,244	20,085
Blackstone Credit Liquidity Partners	25,000	15,744
GSO Capital Opportunities	1,000	592
GSO Liquidity Partners	601	136

Total	$2,051,014	$1,035,750

Taking into account generally expected market conditions, we believe that the sources of liquidity described below will be sufficient to fund our working capital requirements.

In addition to the cash we received in connection with our IPO, we receive (1) cash generated from operating activities, (2) carried interest and incentive income realizations and (3) realizations on the investments that we make. The amount of cash received from the latter two sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency—and size—of realization events experienced by our investment funds. Our available capital will be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls from those investment funds.

We expect to use this cash to assist us in making cash distributions to our common unitholders on a quarterly basis in accordance with our distribution policy. Our ability to make cash distributions to our unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. Cash distributed to unitholders may be provided through cash flows from operating activities or borrowings from our existing or future credit facilities.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. Approximately $300 million of our authorization was intended to offset the issuance of units as part of the consideration in the GSO acquisition. In 2008, we have repurchased a combination of 8,329,101 vested and unvested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $125.0 million.

We intend to use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. We do not anticipate approaching significant leverage levels over the next year or two since the net proceeds from the IPO and the sale of non-voting common units to the Beijing Wonderful Investments are expected to be our principal source of financing for our business during that period. However, our debt-to-equity ratio may increase in the future.

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

Our corporate private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors. Our corporate private equity funds and real estate funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies. For companies under our funds’ control or over which our funds have significant influence, it is our policy to endeavor to cause the portfolio company to maintain appropriate controls over its liquidity and interest rate exposures.

Our Marketable Alternative Asset Management entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments. The fair value of derivatives generally will be between 0% to 20% of these funds’ net asset values. Generally, gross leverage will be in the range of 0% to 300% of these funds’ net asset values, and net leverage exposure on certain of these funds is generally in the range of (50%) to 90% of such funds’ net asset values. Additionally, these funds generally hold between 0% to 40% of their net asset values in cash and cash equivalents.

Critical Accounting Policies

We prepare our condensed consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our condensed consolidated and combined financial statements for a summary of our significant accounting policies.

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

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of investment gains (“carried interest”) which are a component of our general partner interests in the corporate private equity, real estate and debt funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue the amount that would be due to us pursuant to the fund agreements at each period end as if the fair value of the investments were realized as of such date. In certain performance fee arrangements related to funds of hedge funds and hedge funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, mezzanine funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF 85-12. These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in marketable alternative asset management funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments.

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

Investments for which market prices are not observable are generally either private investments in the equity of operating companies or real estate properties or investments in funds managed by others. Fair values of private investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures. With respect to real estate investments, in determining fair values we considered, projected operating cash flows and balance sheets, sales of comparable assets and replacement costs among other measures. Analytical methods used to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1

requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Partnership is currently evaluating the impact that the adoption of FSP EITF No. 03-6-1 may have on the consolidated financial statements.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2008 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	July 1, 2008 to December 31, 2008	2009–2010	2011–2012	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$16,178	$95,836	$92,711	$385,022	$589,747
Purchase Obligations	10,515	11,185	148	—	21,848
Blackstone Operating Entities Loan and Credit Facilities Payable (2)	264,344	58,877	35,378	11,404	370,003
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (3)	2,306	5,225	2,073	1,194	10,798
Blackstone Funds Debt Obligations Payable (4)	8,053	—	—	—	8,053
Interest on Blackstone Funds Debt Obligations Payable (5)	83	—	—	—	83
Blackstone Fund Capital Commitments to Investee Funds (6)	249,555	—	—	—	249,555
Due to Predecessor Owners in Connection with Tax Receivable Agreement (7)	17,715	41,053	61,170	634,432	754,370
Blackstone Operating Entities Capital Commitments to Blackstone Funds (8)	1,035,750	—	—	—	1,035,750

Consolidated Contractual Obligations	1,604,499	212,176	191,480	1,032,052	3,040,207
Blackstone Funds Debt Obligations Payable (4)	(8,053)	—	—	—	(8,053)
Interest on Blackstone Funds Debt Obligations Payable (5)	(83)	—	—	—	(83)
Blackstone Fund Capital Commitments to Investee Funds (6)	(249,555)	—	—	—	(249,555)

Blackstone Operating Entities Contractual Obligations	$1,346,808	$212,176	$191,480	$1,032,052	$2,782,516

(1)

We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statement of Financial Condition as of June 30, 2008.

(2)	Represents borrowings under our revolving credit facilities and for employee term facilities program and for a corporate debt investment program.
(3)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2008, at spreads to market rates pursuant to the financing agreements, and range from 3.25% to 5.00%.
(4)	These obligations are those of the Blackstone Funds.
(5)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2008, at spreads to market rates pursuant to the financing agreements, and range from 2.90% to 6.21%.
(6)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(7)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to the predecessor owners for the tax savings realized from the taxable purchases of their interests in connection with the Reorganization. The timing of the payments is dependent on the tax savings actually realized as determined annually.
(8)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at June 30, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At June 30, 2008, such guarantees amounted to $27.3 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated and combined financial statements as of June 30, 2008.

Clawback Obligations

At June 30, 2008, due to the funds’ performance results, none of the general partners of our corporate private equity, real estate or debt funds had an actual clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner may reflect a clawback obligation to the limited partners of a fund due to changes in unrealized value of a fund on which there have been previously distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. Since the inception of the funds, the general partners have not been required to make a clawback payment.

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

Although the Blackstone Funds share many common themes, each of our alternative asset management operations runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy:

•

The investment process of our carry funds involves a detailed analysis of potential investments, and asset management teams are assigned to oversee the operations, strategic development, financing and capital deployment decisions of each portfolio investment. Key investment decisions are subject to approval by the applicable investment committee, which is comprised of Blackstone senior managing directors and senior management.

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

Effect on Fund Management Fees

Our management fees are based on (1) third parties’ capital commitments to a Blackstone Fund, (2) third parties’ capital invested in a Blackstone Fund or (3) the net asset value, or NAV, of a Blackstone Fund, as described in our consolidated and combined financial statements. Management fees will only be directly affected by short-term changes in market risk conditions to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2008 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 37% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of June 30, 2008, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $47.9 million on an annual basis, (2) performance fees and allocations would decrease by $432.8 million, and (3) investment income would decrease by $218.5 million. Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within SFAS No. 157, are: Corporate Private Equity $20.48 billion, 92%, Real Estate $17.27 billion, 100%, and Marketable Alternative Asset Management $43.62 billion, 79%, respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio. The fair value of our Level III assets also varies significantly based on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part II, Item 1A. Risk Factors” below. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our strategy is to hold investments and securities until market conditions are beneficial for investment sales.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of June 30, 2008, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (1) management fees would decrease by $7.9 million on an annual basis, (2) performance fees and allocations would decrease by $90.5 million and (3) investment income would decrease by $22.8 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase by $3.8 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The complaint also includes three purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of three companies, including one purchased by an investor group that included one of our private equity funds. In February 2008, a virtually identical lawsuit was filed in the same court (and subsequently consolidated with the previous action) by a purported class of shareholders of the one company referred to in the preceding sentence that was purchased by an investor group that included one of Blackstone’s private equity funds. In July 2008, plaintiffs filed an amended complaint, which added two more purported subclasses of plaintiffs seeking damages and/or restitution and comprised of shareholders of two additional companies, including one purchased by an investor group that included one of our private equity funds.

In May 2007, Aladdin Solutions, Inc. (“Aladdin”), an acquisition vehicle set up by Blackstone Capital Partners V (“BCP”), entered into a merger agreement with Alliance Data Systems Corporation (“ADS”) providing for BCP’s acquisition of ADS (the “Merger Agreement”). Among the preconditions to the closing of this transaction was receipt of the required approval by the Office of the Comptroller of the Currency (the “OCC”) of the change in control of an important subsidiary of ADS, a credit card bank (the “Bank”). The Merger Agreement obligated Aladdin to use its “reasonable best efforts” to obtain OCC approval. Aladdin made extensive efforts to secure that approval, but the OCC put forth onerous and unacceptable demands as a condition to providing its approval. Despite months of discussions with the OCC, the OCC continued to insist on various demands that in BCP’s opinion would be materially harmful to BCP’s investment in ADS, and therefore on April 18, 2008 Aladdin exercised its right to terminate the Merger Agreement due to the failure to obtain the required OCC approval. Later that same day, ADS filed an action against BCP claiming that Aladdin failed to use its reasonable best efforts to obtain OCC approval and therefore breached the provisions of the Merger Agreement. Through that suit, currently pending in the Delaware Chancery Court ADS seeks to collect a $170 million business interruption fee which is payable to ADS by Aladdin (and guaranteed by BCP) if Aladdin breaches its obligations under the Merger Agreement. (Under the terms of BCP’s limited partnership agreement, Blackstone would ultimately bear approximately 50% of any payment made in respect of such business interruption fee.) In essence, ADS is contending that Aladdin was required to accede to the demands put forth by the OCC regardless of how onerous those demands were and to force Blackstone entities not parties to the Merger Agreement to provide financial support. However, Blackstone believes that a reasonable best efforts obligation does not require a party to a merger agreement to do things that are materially adverse to its prospective investment or force entities they do not control to assume financial obligations they were not contractually obligated to assume. Blackstone believes that Aladdin fulfilled its obligation to use its reasonable best efforts to obtain OCC approval and therefore that it did not breach the Merger Agreement in any way.

In April and May 2008, five substantially identical complaints were brought in the United States District Court for the Southern District of New York and a sixth complaint was brought in the Northern District of Texas against Blackstone, Stephen A. Schwarzman and Michael A. Puglisi (Blackstone’s Chairman and Chief

Executive Officer and its Chief Financial Officer respectively). These suits purport to be class actions on behalf of purchasers of Blackstone common units in Blackstone’s June 21, 2007 initial public offering and claim that the prospectus for the initial public offering was false and misleading for failing to disclose that certain investments made by Blackstone private equity funds were performing poorly at the time of the initial public offering and were materially impaired.

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

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. See “Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

The following table below sets forth information regarding repurchases of our common units during the quarter ended June 30, 2008.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program
Apr. 1 – Apr. 30, 2008	—	—	—	—
May 1 – May 31, 2008	10,000	$19.50	10,000	375.0
Jun. 1 – June. 30, 2008	—	—	—	—

Total	10,000		10,000	$375.0

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Index:

10.28	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008.

10.29	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008.

10.36	Form of Deferred Restricted Common Unit Award Agreement (Directors).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its general partner

/s/ MICHAEL A. PUGLISI
Name:	Michael A. Puglisi
Title:	Chief Financial Officer