Form 10-Q
period 2008-09-30
Blackstone Group L.P.
filed 2008-11-07
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 31, 2008 was 162,232,794. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 31, 2008 was 103,268,576.

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

i

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2008	December 31, 2007
Assets
Cash and Cash Equivalents	$1,134,954	$868,629
Cash Held by Blackstone Funds	143,681	163,696
Investments	5,468,327	7,145,156
Accounts Receivable	297,385	213,086
Due from Brokers	804,301	812,250
Investment Subscriptions Paid in Advance	—	36,698
Due from Affiliates	387,585	855,854
Intangible Assets, Net	1,117,038	604,681
Goodwill	1,695,848	1,597,474
Other Assets	160,596	99,366
Deferred Tax Assets	739,542	777,310

Total Assets	$11,949,257	$13,174,200

Liabilities and Partners’ Capital
Loans Payable	$986,021	$130,389
Amounts Due to Non-Controlling Interest Holders	118,734	269,901
Securities Sold, Not Yet Purchased	590,437	1,196,858
Due to Affiliates	1,008,896	831,609
Accrued Compensation and Benefits	424,686	188,997
Accounts Payable, Accrued Expenses and Other Liabilities	170,498	250,445

Total Liabilities	3,299,272	2,868,199

Commitments and Contingencies

Non-Controlling Interests in Consolidated Entities	4,836,128	6,079,156

Partners’ Capital
Partners’ Capital (common units: 272,702,270 issued and outstanding as of September 30, 2008; 260,471,862 issued and 259,826,700 outstanding as of December 31, 2007)	3,814,142	4,226,500
Accumulated Other Comprehensive Income	(285)	345

Total Partners’ Capital	3,813,857	4,226,845

Total Liabilities and Partners’ Capital	$11,949,257	$13,174,200

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Income (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Management and Advisory Fees	$447,373	$329,445	$1,094,941	$1,118,541
Performance Fees and Allocations	(416,076)	149,934	(618,485)	1,266,181
Investment Income (Loss) and Other	(191,551)	47,307	(214,535)	320,460

Total Revenues	(160,254)	526,686	261,921	2,705,182

Expenses
Compensation and Benefits	991,521	929,721	2,997,476	1,354,472
Interest	5,893	2,258	14,326	28,560
General, Administrative and Other	121,842	111,814	324,580	190,633
Fund Expenses	13,442	7,202	58,187	126,448

Total Expenses	1,132,698	1,050,995	3,394,569	1,700,113

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(550,755)	9,884	(576,713)	5,406,709

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(1,843,707)	(514,425)	(3,709,361)	6,411,778

Non-Controlling Interests in Income (Loss) of Consolidated Entities	(1,478,208)	(407,076)	(2,911,634)	4,601,139

Income (Loss) Before Provision (Benefit) for Taxes	(365,499)	(107,349)	(797,727)	1,810,639

Provision (Benefit) for Taxes	(25,168)	5,841	(49,872)	17,402

Net Income (Loss)	$(340,331)	$(113,190)	$(747,855)	$1,793,237

				June 19, 2007 through September 30, 2007
Net Loss				$(165,514)

Net Loss Per Common Unit - Basic and Diluted
Common Units Entitled to Priority Distributions	$(1.27)	$(0.44)	$(2.84)	$(0.64)

Common Units Not Entitled to Priority Distributions	$(1.57)		$(1.57)

Weighted-Average Common Units Outstanding - Basic and Diluted
Common Units Entitled to Priority Distributions	265,430,025	260,194,486	261,907,977	260,114,870

Common Units Not Entitled to Priority Distributions	3,353,468		1,125,982

Revenues Earned from Affiliates
Management and Advisory Fees	$87,718	$75,380	$140,377	$401,439

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Comprehensive Loss
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$4,226,845	$—
Net Loss	—	(747,855)	—	(747,855)	(747,855)
Currency Translation Adjustment	—	—	(630)	(630)	(630)
Purchase of Interests from Predecessor Owners	—	(44,615)	—	(44,615)	—
Repurchase of Common Units	(10,000)	(195)	—	(195)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	(666)	—	(666)	—
Distribution to Unitholders	—	(241,074)	—	(241,074)	—
Equity-based Compensation	—	609,551	—	609,551	—
Net Delivery of Vested Common Units	4,502,100	(18,545)	—	(18,545)	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,383,470	31,041	—	31,041	—

Balance at September 30, 2008	272,702,270	$3,814,142	$(285)	$3,813,857	$(748,485)

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net Income (Loss)	$(747,855)	$1,793,237
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(2,433,089)	2,033,096
Net Realized (Gains) Losses on Investments	86,074	(3,825,604)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	237,191	(43,835)
Non-Cash Performance Fees and Allocations	506,904	(322,293)
Equity-Based Compensation Expense	2,494,699	983,634
Intangible Amortization	113,725	62,404
Other Non-Cash Amounts Included in Net Income	13,417	5,488
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds	20,016	494,240
Cash Relinquished with Deconsolidation of Partnership	—	(884,478)
Due from Brokers	7,949	(833,301)
Accounts Receivable	63,368	249,222
Due from Affiliates	292,974	(405,425)
Other Assets	42,520	(64,776)
Accrued Compensation and Benefits	143,491	49,616
Accounts Payable, Accrued Expenses and Other Liabilities	(108,787)	24,575
Due to Affiliates	(99,693)	433,581
Amounts Due to Non-Controlling Interest Holders	(41,153)	23,695
Cash Acquired from Consolidated Fund	3	—
Blackstone Funds Related:
Investments Purchased	(25,885,727)	(12,371,959)
Cash Proceeds from Sale of Investments	25,986,456	11,504,828

Net Cash Provided by (Used in) Operating Activities	692,483	(1,094,055)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(37,848)	(17,112)
Elimination of Cash for Non-Contributed Entities	—	(23,291)
Cash Paid for Acquisition, Net of Cash Acquired	(336,571)	—
Changes in Restricted Cash	(4,020)	—

Net Cash Used in Investing Activities	(378,439)	(40,403)

Financing Activities
Issuance of Common Units in Initial Public Offering and to Beijing Wonderful Investments	—	7,501,240
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(779,062)	(5,825,845)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	292,575	7,181,625
Contributions from Predecessor Owners	—	282,335

continued…

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
Distributions to Predecessor Owners	$—	$(2,710,043)
Purchase of Interests from Predecessor Owners	(80,171)	(4,569,110)
Net Settlement of Vested Common Units and Repurchase of Common Units	(18,740)	(17,691)
Proceeds from Loans Payable	1,178,170	5,251,934
Repayment of Loans Payable	(399,417)	(5,479,876)
Distributions to Common Unitholders	(241,074)	—

Net Cash Provided by (Used in) Financing Activities	(47,719)	1,614,569

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	639

Net Increase in Cash and Cash Equivalents	266,325	480,750
Cash and Cash Equivalents, Beginning of Period	868,629	129,443

Cash and Cash Equivalents, End of Period	$1,134,954	$610,193

Supplemental Disclosures of Cash Flow Information
Payments for Interest	$10,873	$26,513

Payments for Income Taxes	$34,606	$55,276

Supplemental Disclosure of Non-Cash Financing Activities
Non-Cash Distributions to Partners	$—	$(3,399)

Elimination of Capital of Non-Contributed Entities	$—	$118,947

Elimination of Non-Controlling Interests of Non-Contributed Entities	$—	$823,030

Transfer of Partners’ Capital to Non-Controlling Interests	$—	$2,058,065

Distribution Payable to Predecessor Owners	$—	$65,995

Delivery of Vested Common Units	$170,626	$—

Conversion of Blackstone Holding Units to Common Units	$31,041	$—

Reorganization of the Partnership:
Goodwill as a Result of Reorganization	$80,754	$(1,606,514)

Intangibles as a Result of Reorganization	$(153,982)	$(722,288)

Accounts Payable, Accrued Expenses and Other Liabilities	$(8,800)	$17,660

Due to Affiliates	$—	$55,339

Non-Controlling Interest in Consolidated Entities	$82,028	$2,255,803

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$4,440	$(793,213)

Due to Affiliates	$(3,774)	$674,231

Partners’ Capital	$(666)	$118,982

Acquisition of GSO Capital Partners LP - Units to be Issued	$280,400	$—

See notes to condensed consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, debt funds, collateralized loan obligation (“CLO”) vehicles, proprietary hedge funds, closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds.” “Carry Funds” refers to the corporate private equity funds, real estate funds and debt funds that are managed by Blackstone. Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Basis of Presentation — The accompanying unaudited condensed consolidated and combined financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated and combined financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated and combined financial statements are presented fairly and that estimates made in preparing its condensed consolidated and combined financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interest for the economic interests of limited partners of the Blackstone Holdings partnerships.

Certain prior period financial statement balances have been reclassified to conform to the current presentation.

Reorganization of the Partnership — The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by the Founders and Blackstone’s other senior managing directors.

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

Blackstone also entered into an exchange agreement with holders of partnership units in Blackstone Holdings (other than the Partnership’s wholly-owned subsidiaries) so that these holders, subject to the vesting, minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year exchange their Blackstone Holdings Partnership Units for Blackstone Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Until the Blackstone Common Units issued in such exchanges are transferred to third parties, they will forego any priority distributions under Blackstone’s cash distribution policy as described in Note 7. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for one common unit in the Partnership. The terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” refer collectively to a partnership unit in each of the Blackstone Holdings partnerships.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of the predecessor owners.

Initial Public Offering — On June 27, 2007, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership completed the sale of non-voting common units, representing approximately 9.3% of the equity

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

in Blackstone, to Beijing Wonderful Investments, an investment vehicle subsequently transferred to China Investment Corporation. On October 28, 2008, the agreement with Beijing Wonderful Investments was amended whereby it, and certain of its affiliates, are restricted in the future from engaging in the purchase of Blackstone Common Units that would result in its aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis exceeding 12.5%, an increase from 10% at the date of the IPO. In addition, Blackstone Common Units that Beijing Wonderful Investments or its affiliates own in excess of 10% aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis are not subject to any restrictions on transfer but are non-voting while held by Beijing Wonderful Investments or its affiliates.

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

Consolidation and Deconsolidation of Blackstone Funds — In accordance with GAAP, a number of the Blackstone Funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone Fund (with the exception of Blackstone’s then existing proprietary hedge funds and four of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, hedge funds and debt funds, these rights became effective on June 27, 2007 for all Blackstone Funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s condensed consolidated and combined financial statements up to the effective date of these rights.

Acquisition of GSO Capital Partners LP — On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds and various CLO vehicles. GSO’s results from the date of acquisition have been included in the Marketable Alternative Asset Management segment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments, At Fair Value — The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) as well as Securities Sold, Not Yet Purchased at fair value. The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”). Thus, such consolidated funds’ investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

The fair value of the Partnership’s Investments and Securities Sold, Not Yet Purchased are based on observable market prices when available. Such prices are based on the last sales price on the measurement date, or, if no sales occurred on such date, at the close of business “bid” price and if sold short, at the “ask” price or at the “mid” price depending on the facts and circumstances. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

A significant number of the investments, including our carry fund investments, have been valued by the Partnership, in the absence of observable market prices, using the valuation methodologies described below. Additional information regarding these investments is provided in Note 4 to the condensed consolidated and combined financial statements. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions, including appropriate risk adjustments for nonperformance and liquidity risks. The Partnership estimates the fair value of investments when market prices are not observable as follows:

Corporate private equity, real estate and debt investments — For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures. With respect to real estate investments, in determining fair values management considered projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Corporate private equity and real estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

Funds of hedge funds — Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund. If the Partnership determines, based on its own due diligence and investment procedures, that the valuation for any Investee Fund based on information provided by the Investee Fund’s management does not represent fair value, the Partnership will estimate the fair value of the Investee Fund in good faith and in a manner that it reasonably chooses.

In certain cases debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments and various relationships between investments.

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss associated with short positions is included in the Condensed Consolidated and Combined Statements of Income as Net Gains (Losses) from Fund Investment Activities.

Securities transactions are recorded on a trade date basis.

Recent Accounting Developments

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

In March 2008, the EITF reached a consensus on Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, “Earnings Per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 applies to master limited partnerships that make incentive equity distributions. EITF 07-4 is to be applied retrospectively beginning with financial statements issued in the interim periods of fiscal years beginning after December 15, 2008. The Partnership is currently evaluating the impact that EITF 07-4 may have on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. The Partnership is currently evaluating the impact that the adoption of FSP No. 142-3 may have on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Partnership is currently evaluating the impact that the adoption of FSP EITF No. 03-6-1 may have on its consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnership is currently evaluating the impact that the adoption of FSP FAS No. 133-1 and FIN 45-4 will have on the Partnership’s financial statement disclosures.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission (“SEC”) on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Partnership’s consolidated financial statements.

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

The total consideration paid to holders outside of the Control Group was $2.79 billion and reflected (1) 69,093,969 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.14 billion based on the initial public offering price of $31.00 per common unit, and (2) cash of $647.6 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximated $2.34 billion, the remaining balance of which has been reported in the captions Goodwill and Intangible Assets in the Condensed Consolidated Statement of Financial Condition as of September 30, 2008. The finite-lived intangible assets of $876.3 million reflect the value ascribed for the future fee income relating to contractual rights and client or investor relationships for management, advisory and incentive fee arrangements as well as for those rights and relationships associated with the future carried interest income from the carry funds. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $55.2 million) is $1.52 billion and has been recorded as Goodwill.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

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

Acquisition of GSO Capital Partners LP

In March 2008, the Partnership completed the acquisition of GSO, an alternative asset manager specializing in the credit markets. The purchase consideration of GSO consisted of cash and Blackstone Holdings Partnership Units valued at acquisition closing at $635 million in the aggregate, plus up to an additional targeted $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over that period. The Partnership also incurred $8.2 million of acquisition costs. Additionally, profit sharing and other compensatory payments subject to performance and vesting may be paid to the GSO personnel.

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

Finite-Lived Intangible Assets/Contractual Rights	$472,100
Goodwill	179,128
Other Liabilities	(11,043)
Net Assets Acquired, at Fair Value	3,000

Purchase Price Allocation	$643,185

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

The Condensed Consolidated Statement of Income for the nine months ended September 30, 2008 includes the results of GSO’s operations from the date of acquisition, March 3, 2008, through September 30, 2008. Supplemental information on an unaudited pro forma basis, as if the GSO acquisition had been consummated as of January 1, 2008 and January 1, 2007, respectively, is as follows:

	Nine Months Ended September 30, (Unaudited)
	2008	2007
Total Revenues	$287,272	$3,085,796

Net Income (Loss)	$(753,659)	$1,735,682

		For the Period June 19, 2007 through September 30, 2007
Net Loss		$(171,619)

Net Loss per Common Unit - Basic and Diluted
Common Units Entitled to Priority Distributions	$(2.86)	$(0.66)

Common Units Not Entitled to Priority Distributions	$(1.57)

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

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of Goodwill and Intangible Assets:

	Goodwill	Intangible Assets
Balance at December 31, 2007	$1,597,474	$604,681
Additions - GSO Acquisition	179,128	472,100
Purchase Price Adjustments - Reorganization	(80,754)	153,982
Amortization	—	(113,725)

Balance at September 30, 2008	$1,695,848	$1,117,038

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity - $694,512, Real Estate - $421,739, Marketable Alternative Asset Management - $510,723, and Financial Advisory - $68,874.

Amortization expense is included in General, Administrative and Other in the accompanying Condensed Consolidated and Combined Statements of Income. Amortization of intangible assets held at September 30, 2008 is expected to be approximately $153.2 million for the year ending December 31, 2008.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

4.	INVESTMENTS

Investments

A condensed summary of Investments consist of the following:

	September 30, 2008	December 31, 2007
Investments of Consolidated Blackstone Funds	$2,898,668	$3,992,638
Equity Method Investments	2,002,603	1,971,228
Performance Fees and Allocations Related Investments	489,469	1,150,264
Other Investments	77,587	31,026

	$5,468,327	$7,145,156

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $599.7 million and $996.4 million at September 30, 2008 and December 31, 2007, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $1.78 billion and $1.88 billion at September 30, 2008 and December 31, 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$779,268	$929,902	26.9%	23.3%
Diversified Investments	789,862	693,798	27.2%	17.4%
Equity	157,834	174,534	5.4%	4.4%
Other	3,469	2,190	0.3%	0.1%

Investment Funds Total (Cost: 2008 $1,647,566; 2007 $1,547,295)	1,730,433	1,800,424	59.8%	45.2%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	212,249	439,895	7.3%	10.8%
Services	181,825	410,109	6.3%	10.3%
Natural Resources	111,593	20,051	3.8%	0.5%
Real Estate Assets	1,721	2,153	0.1%	0.1%

Equity Securities Total (Cost: 2008 $566,460; 2007 $837,941)	507,388	872,208	17.5%	21.7%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate Assets	138,803	170,198	4.8%	4.3%
Services	128,809	143,209	4.4%	3.6%
Manufacturing	31,328	31,234	1.1%	0.8%
Natural Resources	130	—	0.0%	0.0%

Partnership and LLC Interests Total (Cost: 2008 $271,453; 2007 $260,372)	299,070	344,641	10.3%	8.7%

Debt Instruments, principally related to marketable alternative asset management funds
Manufacturing	4,392	4,191	0.2%	0.1%
Services	4,744	2,977	0.2%	0.1%
Real Estate Assets	482	339	0.0%	0.0%

Debt Instruments Total (Cost: 2008 $9,850; 2007 $7,757)	9,618	7,507	0.4%	0.2%

United States and Canada Total (Cost: 2008 $2,495,329; 2007 $2,653,365)	2,546,509	3,024,780	88.0%	75.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Europe
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	$47,760	$523,244	1.6%	13.0%
Services	46,782	55,082	1.6%	1.4%

Equity Securities Total (Cost: 2008 $106,646; 2007 $513,237)	94,542	578,326	3.2%	14.4%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds (Cost: 2008 $45,135; 2007 $45,859)	56,070	54,089	1.9%	1.4%
Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $1,249; 2007 $480)	1,108	452	0.0%	0.0%

Europe Total (Cost: 2008 $153,030; 2007 $559,576)	151,720	632,867	5.1%	15.8%

Asia
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Services	86,951	129,090	3.0%	3.3%
Manufacturing	63,945	104,235	2.2%	2.6%
Natural Resources	2,403	17,525	0.1%	0.4%
Real Estate Assets	—	379	0.0%	0.0%

Equity Securities Total (Cost: 2008 $168,019; 2007 $223,382)	153,299	251,229	5.3%	6.3%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Manufacturing	352	—	0.0%	0.0%
Services	17	—	0.0%	0.0%

Partnership and LLC Interests Total (Cost: 2008 $333; 2007 $-)	369	—	0.0%	0.0%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $285; 2007 $-)	223	—	0.0%	0.0%

Asia Total (Cost: 2008 $168,637; 2007 $223,382)	153,891	251,229	5.3%	6.3%

Other Total (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2008 $57,951; 2007 $63,918)	46,548	83,762	1.6%	2.1%

Total Investments of Consolidated Blackstone Funds (Cost: 2008 $2,874,947; 2007 $3,500,241)	$2,898,668	$3,992,638	100.0%	100.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

At September 30, 2008 and December 31, 2007, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At September 30, 2008 and December 31, 2007, consideration was given as to whether any individual consolidated fund of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At September 30, 2008 and December 31, 2007, Blackport Capital Fund Ltd. had a fair value of $699.4 million and $903.3 million, respectively, and was the sole feeder fund investment to exceed the 5.0% threshold at each date.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which are held by certain of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
United States – Equity Instruments
Services	$297,300	$597,880	50.4%	50.0%
Manufacturing	189,691	222,205	32.1%	18.6%
Natural Resources	3,310	123,498	0.6%	10.3%
Real Estate Assets	—	71,405	—	6.0%

United States Total (Proceeds: 2008 $518,923; 2007 $1,013,691)	490,301	1,014,988	83.1%	84.9%

Europe – Equity Instruments
Manufacturing	30,294	39,165	5.1%	3.3%
Services	5,856	26,398	1.0%	2.2%

Europe Total (Proceeds: 2008 $34,515; 2007 $60,331)	36,150	65,563	6.1%	5.5%

Asia – Equity Instruments
Natural Resources	40,177	163	6.8%	—
Services	23,163	25,383	3.9%	2.1%
Manufacturing	646	78,381	0.1%	6.5%

Asia Total (Proceeds: 2008 $74,777; 2007 $110,596)	63,986	103,927	10.8%	8.6%

All other regions – Equity Instruments – Manufacturing (Proceeds: 2008 $-; 2007 $11,571)	—	12,380	—	1.0%

Total (Proceeds: 2008 $628,215; 2007 $1,196,189)	$590,437	$1,196,858	100.0%	100.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized Gains (Losses)	$(178,172)	$78,925	$(164,530)	$2,911,321
Net Change in Unrealized Gains (Losses)	(420,691)	(92,547)	(551,526)	2,469,794

	$(598,863)	$(13,622)	$(716,056)	$5,381,115

Investments in Variable Interest Entities. Blackstone consolidates certain variable interest entities (“VIEs”) in addition to those entities consolidated under EITF 04-5, when it is determined that Blackstone is the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. The assets of the consolidated VIEs are classified within Investments. The liabilities of the consolidated VIEs are non-recourse to Blackstone’s general creditors.

At September 30, 2008, Blackstone was the primary beneficiary of VIEs whose gross assets were $1.49 billion, which is the carrying amount of such financial assets in the condensed consolidated financial statements. The nature of these VIEs includes investments in corporate private equity, real estate, debt and funds of hedge funds assets.

Blackstone is also a significant variable interest holder in another VIE which is not consolidated, as Blackstone is not the primary beneficiary. This VIE is a fund of hedge funds. At September 30, 2008, gross assets of this entity was approximately $697.3 million. Blackstone’s aggregate maximum exposure to loss was approximately $220.1 million as of September 30, 2008. Blackstone’s involvement with this entity began on the date that it was formed, which was July 2002.

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

A summary of Blackstone’s equity method investments follows:

	September 30, 2008	December 31, 2007
Equity Method Investments	$2,002,603	$1,971,228

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Equity in Net Income	$(167,256)	$17,437	$(196,305)	$36,412

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

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

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account and investments held in escrow on behalf of others. The following table presents Blackstone’s net realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized Gains	$(232)	$(3,911)	$104	$9,648
Net Change in Unrealized Gains (Losses)	(7,549)	1,287	(9,115)	22,818

	$(7,781)	$(2,624)	$(9,011)	$32,466

Fair Value Measurements

SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

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

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Investments of Consolidated Blackstone Funds	$2,898,668	$665,787	$7,284	$2,225,597
Other Investments	77,587	34,784	—	42,803
Securities Sold, Not Yet Purchased	590,437	590,437	—	—

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $599.7 million and $996.4 million at September 30, 2008 and December 31, 2007, respectively.

The following table summarizes the Level III investments by valuation methodology as of September 30, 2008:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	76.3%	76.3%
Specific Valuation Metrics	12.9%	8.4%	2.4%	23.7%

Total	12.9%	8.4%	78.7%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance, Beginning of Period	$2,463,215	$2,362,542
Transfers In	—	160,040
Purchases (Sales), Net	(4,670)	25,289
Realized and Unrealized Gains (Losses), Net	(190,145)	(279,471)

Balance, September 30, 2008	$2,268,400	$2,268,400

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at Reporting Date	$(219,383)	$(344,632)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

5.	LOANS PAYABLE

As of September 30, 2008, the Partnership’s assumed credit facilities from the GSO acquisition constituted a capital asset facility with $16.8 million of available credit of which $16.4 million was drawn.

On May 12, 2008 Blackstone renewed its existing credit facility by entering into a new $1.0 billion revolving credit facility (“New Credit Facility”) with Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., and Blackstone Holdings V L.P., as joint and several co-borrowers. The New Credit Facility provides for revolving credit borrowings with a final maturity date of May 11, 2009. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility contains customary representations, covenants and events of default applicable to the co-borrowers and certain of their subsidiaries. Covenants include limitations on incurrence of liens, indebtedness, employee loans and advances, mergers, consolidations, asset sales and certain acquisitions, lines of business, amendment of partnership agreements, ownership of core businesses, and restricted payments. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The New Credit Facility is unsecured and unguaranteed. As of September 30, 2008, $845.0 million was outstanding under this facility.

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

Blackstone’s effective income tax rate was a benefit of 6.89% and a provision of 5.44% for the three months ended September 30, 2008 and 2007, respectively, and a benefit of 6.25% and a provision of 0.96% for the nine months ended September 30, 2008 and 2007, respectively. Blackstone’s income tax benefit or provision were a benefit of $25.2 million and a provision of $5.8 million for the three months ended September 30, 2008 and 2007, respectively, and a benefit of $49.9 million and a provision of $17.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Blackstone’s effective tax rate for the three months and nine months ended September 30, 2008 was due to the following: (1) certain wholly-owned subsidiaries were subject to federal, state and local corporate income taxes on income allocated to Blackstone and certain non-U.S. corporate entities continue to be subject to non-U.S. corporate income tax, and (2) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes. Blackstone’s effective tax rate for the three months and nine months ended September 30, 2007 was due to the fact that prior to the Reorganization, Blackstone provided for New York City unincorporated business tax on certain businesses that were subject to such tax and corporate income tax on certain non-U.S. corporate entities.

7.	NET LOSS PER COMMON UNIT

Beginning in the three month period ended September 30, 2008, certain unitholders exchanged Blackstone Holdings Partnership Units for Blackstone Common Units. Until the Blackstone Common Units issued in such exchanges are transferred to third parties, the unitholders will forego any priority distributions referred to below.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

As a result, net loss available to the common unitholders was allocated between common units entitled to priority distributions and common units not entitled to priority distributions. The Partnership has calculated net loss per unit in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement 128 (“EITF 03-06”).

Basic and diluted net loss per common unit for the three and nine months ended September 30, 2008 are calculated as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Basic	Diluted	Basic	Diluted
Total Undistributed Loss
Net Loss Allocable to Common Unit Holders	$(340,331)	$(340,331)	$(747,855)	$(747,855)
Less: Distributions to Common Unitholders	80,714	80,714	237,960	237,960

Total Undistributed Loss	$(421,045)	$(421,045)	$(985,815)	$(985,815)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(415,792)	$(415,792)	$(980,562)	$(980,562)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(5,253)	(5,253)	(5,253)	(5,253)

Total Undistributed Loss	$(421,045)	$(421,045)	$(985,815)	$(985,815)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions Undistributed Loss per Common Unit	$(1.57)	$(1.57)	$(3.74)	$(3.74)
Priority Distributions	0.30	0.30	0.90	0.90

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(1.27)	$(1.27)	$(2.84)	$(2.84)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(1.57)	$(1.57)	$(1.57)	$(1.57)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	265,430,025	265,430,025	261,907,977	261,907,977
Weighted-Average Common Units Outstanding — Common Units Not Entitled to Priority Distributions	3,353,468	3,353,468	1,125,982	1,125,982

Total Weighted-Average Common Units Outstanding	268,783,493	268,783,493	263,033,959	263,033,959

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

For the three months ended September 30, 2008, a total of 29,543,142 unvested deferred restricted common units and 831,014,915 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the nine months ended September 30, 2008, a total of 33,178,865 unvested deferred restricted common units and 832,994,660 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Basic and diluted net loss per common unit for the three and nine months ended September 30, 2007 are calculated as follows:

	Three Months Ended September 30, 2007		June 19, 2007 through September 30, 2007
	Basic	Diluted	Basic	Diluted
Net Loss Allocable to Common Unit Holders	$(113,190)	$(113,190)	$(165,514)	$(165,514)

Weighted-Average Common Units Outstanding	260,194,486	260,194,486	260,114,870	260,114,870

Net Loss per Common Unit	$(0.44)	$(0.44)	$(0.64)	$(0.64)

For the three months ended September 30, 2007, a total of 33,457,425 unvested deferred restricted common units and 827,365,412 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the period June 19, 2007 to September 30, 2007, a total of 33,546,583 unvested deferred restricted common units and 827,382,860 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Cash Distribution Policy

Blackstone’s current intention is to distribute to its common unitholders on a quarterly basis substantially all of its net after-tax share of its annual Adjusted Cash Flow from Operations in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of its general partner, which may change its distribution policy at any time. Until December 31, 2009, the holders of Blackstone Holdings partnership units will not receive any distributions (other than tax distributions in the circumstances specified in Blackstone’s 2007 Annual Report on Form 10-K) for a year unless and until common unitholders receive aggregate distributions of $1.20 per common unit for such year. Blackstone does not intend to maintain this priority allocation after December 31, 2009.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

During the nine months ended September 30, 2008, Blackstone repurchased a combination of 8,329,101 vested and unvested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $125.0 million.

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

For the three months and nine months ended September 30, 2008, the Partnership recorded compensation expense of $775.4 million and $2.50 billion, respectively, in relation to its equity-based awards with a corresponding tax benefit of $3.2 million and $11.2 million, respectively. The Partnership recorded compensation expense of $747.4 million and $983.6 million for the three months ended September 30, 2007 and for the period June 19, 2007 through September 30, 2007, respectively. As of September 30, 2008, there was $10.02 billion of estimated unrecognized compensation expense related to unvested equity-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.9 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,113,883,826 as of September 30, 2008. Total outstanding unvested phantom units were 554,994 as of September 30, 2008.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2008 and a summary of changes for the nine months ended September 30, 2008, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	439,153,982	$31.00	34,734,870	$26.65	967,923	$27.23
Granted	1,630,325	17.59	857,471	17.29	24,630	16.52
Repurchased	(7,510,488)	31.00	—	—	—	—
Vested	(77,986,677)	31.00	(5,960,181)	28.63	(370,116)	28.12
Exchanged	(128,200)	31.00	167,271	19.62	3,333	15.11
Forfeited	(736,295)	31.00	(975,060)	26.68	(70,776)	26.90

Balance, September 30, 2008	354,422,647	$30.94	28,824,371	$25.88	554,994	$26.12

In March 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased under the unit repurchase program both vested and unvested units in conjunction with the modifications. A percentage of the cash settlement was paid up front to the senior managing directors and the remaining percentage of the settlement will be held in escrow and in certain cases earned over a specified service period. At the date of modification, the Partnership recognized total compensation expense of $167.2 million, which is included in the total equity-based compensation expense of $2.50 billion, related to the modifications and cash settlement. Additional compensation expense related to the portion of the settlement held in escrow will be recognized over the specified service period which ranges from approximately 18 to 50 months.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

Units Expected to Vest

The following unvested units, as of September 30, 2008, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	327,820,786	4.6
Deferred Restricted Blackstone Common Units	23,138,449	5.4

Total Equity Settled Awards	350,959,235	4.6

Phantom Units	457,994	1.6

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

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

9.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, other senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of September 30, 2008 and December 31, 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2008	December 31, 2007
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	$151,181	$143,849
Payments Made on Behalf of Non-Consolidated Entities	94,417	204,701
Management and Performance Fees Due from Non-Consolidated Funds of Funds	68,938	90,696
Amounts Due from Portfolio Companies	60,970	43,683
Advances Made to Predecessor Owners and Blackstone Employees	7,740	9,749
Investments Redeemed in Non-Consolidated Funds of Funds	4,339	363,176

	$387,585	$855,854

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$688,547	$689,119
Due to Predecessor Owners and Blackstone Employees	280,400	65,995
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	28,283	71,065
Distributions Received on Behalf of Non-Consolidated Entities	7,444	3,315
Payments Made by Non-Consolidated Entities	4,222	2,115

	$1,008,896	$831,609

Interests of the Founders, Other Senior Managing Directors and Employees

In addition, the Founders, other senior managing directors and employees invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of September 30, 2008 and December 31, 2007, the Founders’, other senior managing directors’ and employees’ investments aggregated $1.24 billion and $1.27 billion, respectively, and the Founders’, other senior managing directors’ and employees’ share of the Non-Controlling Interests in Income (Loss) of Consolidated Entities aggregated $(150.8) million and $(40.5) million for the three months ended September 30, 2008 and 2007, respectively, and $(164.7) million and $272.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $4.1 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fail to fulfill their respective cash clawback obligation, if any.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $688.5 million over the next 15 years. The present value of these estimated payments totals $139.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees — Blackstone had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at September 30, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At September 30, 2008, such guarantees amounted to $23.7 million.

Debt Covenants — Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of September 30, 2008.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

Investment Commitments — The Blackstone Funds had signed investment commitments with respect to investments representing commitments of $59.8 million as of September 30, 2008. Included in this is $9.1 million of signed investment commitments for portfolio company acquisitions in the process of closing.

The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.18 billion as of September 30, 2008.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $3.04 billion as of September 30, 2008. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

Contingent Obligations (Cash Clawback) — Carried interest is subject to cash clawback to the extent that the carried interest distributed to date exceeds the amount contractually due to Blackstone based on cumulative results. For financial reporting purposes at each period end, the general partner may reflect a clawback obligation to the limited partners of a fund due to changes in unrealized value of a fund on which there have been carried interest realizations; however the settlement of a potential obligation is not due until the end of the life of the respective fund. If, at September 30, 2008, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.33 billion, on an after tax basis, at an assumed tax rate of 35.0%. As of September 30, 2008, none of the general partners of the corporate private equity, real estate or debt funds had an actual cash clawback obligation to any limited partners of the funds. In addition, Blackstone may be contingently obligated to fund obligations to certain Blackstone funds to the extent Blackstone personnel fail to meet their capital obligations to such funds.

Contingent Performance Fees and Allocations — Performance fees and allocations related to marketable alternative asset management funds for the nine months ended September 30, 2008 included $22.9 million attributable to arrangements where the measurement period has not ended.

Litigation — From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of September 30, 2008, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

11.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity — Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate — Blackstone’s Real Estate segment comprises its management of real estate funds.

•

Marketable Alternative Asset Management — Blackstone’s Marketable Alternative Asset Management segment whose consistent focus is current earnings is comprised of its management of funds of hedge funds, debt funds and CLOs, proprietary hedge funds and publicly-traded closed-end mutual funds. GSO’s results from the date of acquisition have been included in this segment.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises its corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

The following table presents the financial data for Blackstone’s four reportable segments for the three months ended September 30, 2008 and as of and for the nine months ended September 30, 2008:

	Three Months Ended September 30, 2008
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$67,009	$80,361	$131,279	$—	$278,649
Advisory Fees	—	—	—	157,026	157,026
Transaction and Other Fees	26,090	7,050	4,270	—	37,410
Management Fee Offsets	(9,330)	(1,435)	—	—	(10,765)

Total Management and Advisory Fees	83,769	85,976	135,549	157,026	462,320
Performance Fees and Allocations	(104,653)	(302,448)	(12,488)	—	(419,589)
Investment Income (Loss) and Other	(47,454)	(57,180)	(171,033)	3,716	(271,951)

Total Revenues	(68,338)	(273,652)	(47,972)	160,742	(229,220)

Expenses
Compensation and Benefits	34,192	21,102	60,268	82,295	197,857
Other Operating Expenses	23,957	14,807	26,073	17,352	82,189

Total Expenses	58,149	35,909	86,341	99,647	280,046

Economic Net Income (Loss)	$(126,487)	$(309,561)	$(134,313)	$61,095	$(509,266)

	September 30, 2008 and the Nine Months then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$201,312	$215,089	$361,915	$—	$778,316
Advisory Fees	—	—	—	296,669	296,669
Transaction and Other Fees	56,088	25,699	8,282	—	90,069
Management Fee Offsets	(32,972)	(2,165)	—	—	(35,137)

Total Management and Advisory Fees	224,428	238,623	370,197	296,669	1,129,917
Performance Fees and Allocations	(246,123)	(409,643)	37,597	—	(618,169)
Investment Income (Loss) and Other	(70,912)	(69,144)	(200,531)	8,139	(332,448)

Total Revenues	(92,607)	(240,164)	207,263	304,808	179,300

Expenses
Compensation and Benefits	(6,277)*	88,873	200,703	177,836	461,135
Other Operating Expenses	67,037	43,548	69,538	40,950	221,073

Total Expenses	60,760	132,421	270,241	218,786	682,208

Economic Net Income (Loss)	$(153,367)	$(372,585)	$(62,978)	$86,022	$(502,908)

Segment Assets	$3,048,388	$2,433,332	$2,944,780	$579,352	$9,005,852

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

*	The credit balance in Compensation and Benefits for the Corporate Private Equity segment is primarily the result of a $107.1 million reversal of prior period carried interest allocations made to certain personnel that are participating in the Partnership’s profit sharing arrangements due to decreases in the fair values of portfolio investments.

The following table reconciles the Total Reportable Segments to Blackstone’s Income (Loss) Before Benefit for Taxes and Total Assets for the three months ended September 30, 2008 and as of and for the nine months ended September 30, 2008:

	Three Months Ended September 30, 2008
	Total Reportable Segments	Adjustments			Blackstone Consolidated
Revenues	$(229,220)	$68,966	(a	)	$(160,254)
Expenses	$280,046	$852,652	(b	)	$1,132,698
Other Loss	$—	$(550,755)	(c	)	$(550,755)
Economic Net Income (Loss)	$(509,266)	$143,767	(d	)	$(365,499)

	September 30, 2008 and the Nine Months then Ended
	Total Reportable Segments	Adjustments			Blackstone Consolidated
Revenues	$179,300	$82,621	(a	)	$261,921
Expenses	$682,208	$2,712,361	(b	)	$3,394,569
Other Loss	$—	$(576,713)	(c	)	$(576,713)
Economic Net Income (Loss)	$(502,908)	$(294,819)	(d	)	$(797,727)
Total Assets	$9,005,852	$2,943,405	(e	)	$11,949,257

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income (Loss) adjustment results from the following:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(75,843)	$(93,581)
Fund Expenses Added in Consolidation	14,065	60,966
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(488,977)	(544,098)

Total Consolidation Adjustments	$(550,755)	$(576,713)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Benefit for Taxes as reported in the Condensed Consolidated Statement of Income consists of the following:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Economic Net Income (Loss)	$(509,266)	$(502,908)

Adjustments
Amortization of Intangibles	(39,512)	(113,725)
Transaction Related Charges	(804,055)	(2,541,052)
Other Adjustments	(12,286)	(12,286)
Decrease in Loss Associated with Non-Controlling Interests in Income of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	999,620	2,372,244

Total Adjustments	143,767	(294,819)

Income (Loss) Before Benefit for Taxes	$(365,499)	$(797,727)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

The following table presents financial data for Blackstone’s four reportable segments for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$66,389	$70,618	$87,999	$—	$225,006
Advisory Fees	—	—	—	81,911	81,911
Transaction and Other Fees	48,711	14,886	1,694	—	65,291
Management Fee Offsets	(20,892)	(9,281)	—	—	(30,173)

Total Management and Advisory Fees	94,208	76,223	89,693	81,911	342,035
Performance Fees and Allocations	108,398	28,479	2,522	—	139,399
Investment Income and Other	24,685	4,398	32,658	2,354	64,095

Total Revenues	227,291	109,100	124,873	84,265	545,529

Expenses
Compensation and Benefits	56,319	39,325	34,006	50,020	179,670
Other Operating Expenses	22,798	12,639	17,779	13,485	66,701

Total Expenses	79,117	51,964	51,785	63,505	246,371

Economic Net Income	$148,174	$57,136	$73,088	$20,760	$299,158

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

	Nine Months Ended September 30, 2007
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$188,108	$168,251	$223,509	$—	$579,868
Advisory Fees	—	—	—	271,954	271,954
Transaction and Other Fees	113,883	243,778	4,754	—	362,415
Management Fee Offsets	(41,757)	(9,972)	—	—	(51,729)

Total Management and Advisory Fees	260,234	402,057	228,263	271,954	1,162,508
Performance Fees and Allocations	503,286	662,263	132,490	—	1,298,039
Investment Income and Other	117,194	151,722	89,055	5,073	363,044

Total Revenues	880,714	1,216,042	449,808	277,027	2,823,591

Expenses
Compensation and Benefits	98,200	79,729	104,637	88,273	370,839
Other Operating Expenses	54,869	27,252	52,527	27,327	161,975

Total Expenses	153,069	106,981	157,164	115,600	532,814

Economic Net Income	$727,645	$1,109,061	$292,644	$161,427	$2,290,777

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007
	Total Reportable Segments	Adjustments		Blackstone Consolidated
Revenues	$545,529	$(18,843)	(a)	$526,686
Expenses	$246,371	$804,624	(b)	$1,050,995
Other Income	$—	$9,884	(c)	$9,884
Economic Net Income (Loss)	$299,158	$(406,507)	(d)	$(107,349)

	Nine Months Ended September 30, 2007
	Total Reportable Segments	Adjustments		Blackstone Consolidated
Revenues	$2,823,591	$(118,409)	(a)	$2,705,182
Expenses	$532,814	$1,167,299	(b)	$1,700,113
Other Income	$—	$5,406,709	(c)	$5,406,709
Economic Net Income	$2,290,777	$(480,138)	(d)	$1,810,639

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Or Where Otherwise Noted)

(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$18,843	$118,409
Intersegment Elimination	(5,187)	(5,187)
Fund Expenses Added in Consolidation	7,202	126,448
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(10,974)	5,167,039

Total Consolidation Adjustments	$9,884	$5,406,709

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision for Taxes as reported in the Condensed Consolidated Statement of Income consists of the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Economic Net Income	$299,158	$2,290,777

Adjustments
Amortization of Intangibles	(55,204)	(62,404)
Transaction Related Charges	(747,406)	(983,634)
Decrease in Loss Associated with Non-Controlling
Interests in Income of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	396,103	565,900

Total Adjustments	(406,507)	(480,138)

Income (Loss) Before Provision for Taxes	$(107,349)	$1,810,639

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is organized into four business segments:

•

Corporate Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. In addition, we are in the process of raising our sixth general private equity fund and we are launching new separate vehicles to make infrastructure and clean technology investments. Through our corporate private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving start-up businesses in established industries, turnarounds, minority investments, corporate partnerships and industry consolidations.

•

Real Estate. Our real estate segment is diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six general real estate funds, two internationally focused real estate funds and a European focused real estate fund. Our real estate funds have made significant investments in lodging, major urban office buildings, distribution and warehousing centers and a variety of real estate operating companies. In addition, our real estate special situations fund targets global non-controlling debt and equity investment opportunities in the public and private markets.

•

Marketable Alternative Asset Management. Established in 1990, our marketable alternative asset management segment is comprised of our management of funds of hedge funds, debt funds and collateralized loan obligation (“CLO”) vehicles, proprietary hedge funds and publicly-traded closed-end mutual funds. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

“Blackstone Funds,” “our funds” and “our investment funds” refer to the corporate private equity funds, real estate funds, funds of hedge funds, debt funds, CLOs, proprietary hedge funds and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the corporate private equity funds, real estate funds and debt funds that are managed by Blackstone. “Our hedge funds” refer to the funds of hedge funds and proprietary hedge funds that are managed by Blackstone.

Business Environment

The world financial markets experienced unprecedented volatility and declines across asset classes in the third quarter of 2008. Credit fears served to substantially stall the vital lending markets, including the inter-bank lending market. The lack of lending between financial institutions and to corporations left many companies, both healthy and unhealthy, unable to borrow. Global economic growth has slowed in both developed and emerging nations and in many regions is now entering a recession. Commodity pricing has declined.

Substantial value has been lost across investment asset classes. During the third quarter, the S&P 500 declined 8.9%, the European equity index declined 21.0% and the Asian Index declined 20.7%. These declines accelerated in October, with the S&P 500 for example declining by an additional 16.9% that month. Credit spreads widened by 140 basis points during the quarter. High yield and high grade bond indices declined during the quarter, yielding 13.1% and 6.8% (for bonds rated BBB), respectively. Slowing global economic growth has led to the decline of commodities pricing. During the third quarter, oil declined to $101 per barrel from $140 and dropped further to $68 by the end of October. The U.S. dollar rose against each of the Euro and Pound Sterling by 11.8% and 11.9%, respectively.

Investors reacted to weakening markets by significantly reducing equity and fixed income holdings. As a consequence, many equity and fixed income mutual funds and hedge funds experienced substantial redemptions and a reduction in value. Declining market prices also forced many leveraged investors to sell assets to meet margin requirements and reduce leverage ratios regardless of market prices.

As a result of economic weakness and limited liquidity, real estate markets in the U.S. and Europe generally experienced increases in capitalization rates and declines in value. Vacancy levels in numerous office markets increased and revenue per average room in the hotel markets declined in several regions.

Government intervention in the U.S., Europe and Asia has been swift and significant. Several U.S. and European financial institutions have required government support in the form of guarantees or capital injections. Coordinated interest rate cuts, capital injections, equity participation and a framework for securities purchases, are intended to return confidence and stability to the global financial system. Whether and when this will occur is not yet known.

The external shocks to financial services industry have, and likely will continue, to reshape the competitive landscape. Some of the largest financial institutions are no longer in existence or have been acquired. Two of the largest brokerage firms have become bank holding companies.

Lenders continue to severely restrict commitments to new debt, limiting industry-wide leveraged acquisition activity levels in both corporate and real estate markets. General acquisition activity has continued to decline, which has had an impact on several of our investment businesses.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe, Asia and to some extent elsewhere in the world. The duration of current economic and market conditions is unknown.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below. See also “— Critical Accounting Policies” below and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in Item 8. “Financial Statements and Supplemental Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Revenues

Revenues consist of primarily management and advisory fees, performance fees and allocations and investment income and other.

Management and Advisory Fees. Management and advisory fees consist of (1) fund management fees and (2) advisory fees.

(1)	Fund Management Fees. Fund management fees are comprised of:

(a)	Base Management Fees. Base management fees are fees charged directly to the fund or fund investors.

(b)	Transaction and Other Fees. Transaction and other fees (including monitoring fees) are comprised of fees charged directly to funds and fund portfolio companies. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees with the limited partners of the fund. Transaction and Other Fees are net of amounts, if any, shared with limited partners.

(c)	Management Fee Offsets. Our investment advisory agreements generally require that the investment advisor share a portion of certain expenses with the limited partners of the fund. These shared items (“management fee reductions”) reduce the management fees received from the limited partners. Management fee offsets are comprised principally of broken deal and placement fee expenses.

(2)	Advisory Fees. Advisory fees consist of advisory retainer and transaction-based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds.

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partner interests in the carry funds. We are entitled to carried interest from an investment carry fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. In certain performance fee arrangements related to funds of hedge funds and hedge funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In all cases, each fund is considered separately in that regard and for a given fund, performance fees and allocations can never be negative over the life of the fund.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, debt funds, funds of hedge funds and hedge funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other.

Expenses

Compensation and Benefits Expense. Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees with all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses accounted for as partnership distributions rather than as employee compensation and benefits expense. Subsequent to our IPO, compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses and (3) profit sharing-based compensation payments for Blackstone personnel and profit sharing interests in carried interest.

Other Operating Expenses. The balance of our expenses represent general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

Fund Expenses. The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third-party expenses.

Non-Controlling Interests in Income of Consolidated Entities

Prior to the IPO, non-controlling interests in income of consolidated entities has primarily consisted of interests of unaffiliated third-party investors and AIG’s investments in Blackstone Funds pursuant to AIG’s mandated limited partner capital commitments, on which we receive carried interest allocations and which we refer to collectively as “Limited Partners” or “LPs” as well as discretionary investments by Blackstone personnel and employees. Non-controlling interests related to carry funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to our funds of hedge funds and hedge funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in our hedge funds following the expiration of a specified period of time (typically between one and three years) when capital may not be withdrawn or may only be withdrawn subject to a redemption fee. When redeemed amounts become legally payable to investors in our funds of hedge funds and hedge funds on a current basis, they are reclassified as a liability. On the date of the Reorganization, such non-controlling interests were initially recorded at their historical carry-over basis as those interests remained outstanding and were not being exchanged for Blackstone Holdings Partnership Units.

Following the IPO, we are no longer consolidating most of our investment funds, as we granted to the unaffiliated investors the right, without cause, to remove the general partner of each applicable fund or to accelerate the liquidation of each applicable fund in accordance with certain procedures and accordingly non-controlling interests in income of consolidated entities related to the Limited Partner interests in the deconsolidated funds were subsequently no longer reflected in our financial results. However, we record significant non-controlling interests in income of consolidated entities relating to the ownership interests of the limited partners of the Blackstone Holdings Partnerships and the limited partner interests in our investment funds that remain consolidated. The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as a non-controlling interest in The Blackstone Group L.P.’s condensed consolidated and combined financial statements.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, other bills relating to the taxation of investment partnerships have previously been introduced in the U.S. House of Representatives. In June 2008, the House of Representatives approved a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. If any such proposed legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

Economic Net Income

Economic Net Income (“ENI”) represents segment net income excluding the impact of income taxes and transaction related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction related charges nor do such financial statements reflect certain compensation expenses including profit-sharing arrangements associated with senior managing directors, departed partners and other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO but are included in the financial statements for periods following the IPO as a component of compensation and benefits expense. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 11. “Segment Reporting” in the “Notes to the Condensed Consolidated and Combined Financial Statements” in Part I. Financial Information, Item 1. Financial Statements of this filing.)

Operating Metrics

The alternative asset management business is a complex business that is primarily based on managing third party capital and does not require substantial capital investment to support rapid growth. However, there also can be volatility associated with its earnings and cash flow. Since our inception, we have developed and used various key operating metrics to assess and monitor the operating performance of our various alternative asset management businesses in order to monitor the effectiveness of our value creating strategies.

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

Our calculation of assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to and the fair value of invested capital in our funds from Blackstone and our personnel regardless of whether such commitments or invested capital is subject to fees. Our definition of assets under management is not based on any definition of assets under management that is set forth in the agreements governing the investment funds that we manage.

As a result of raising new funds with sizeable capital commitments, increases in the net asset values of our funds and their retained profits and our acquisition of GSO, our assets under management have increased significantly over the periods presented.

Limited Partner Capital Invested. Limited Partner capital invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in investments of our carry funds as to which we receive fees or a carried interest allocation. Over the 20-year period ending December 31, 2007, we earned average gross multiples of invested capital for realized and partially realized investments of 2.6x and 2.5x in our corporate private equity and real estate funds, respectively.

We manage our business using traditional financial measures and our key operating metrics since we believe that these metrics measure the productivity of our investment activities.

Condensed Consolidated and Combined Results of Operations

Following is a discussion of our condensed consolidated and combined results of operations for the three and nine months ended September 30, 2008 and 2007. For a more detailed discussion of the operating results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our condensed consolidated and combined results of operations and certain key operating metrics for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Revenues
Management and Advisory Fees	$447,373	$329,445	$117,928	36%	$1,094,941	$1,118,541	$(23,600)	(2)%
Performance Fees and Allocations	(416,076)	149,934	(566,010)	N/M	(618,485)	1,266,181	(1,884,666)	N/M
Investment Income (Loss) and Other	(191,551)	47,307	(238,858)	N/M	(214,535)	320,460	(534,995)	N/M

Total Revenues	(160,254)	526,686	(686,940)	N/M	261,921	2,705,182	(2,443,261)	(90)%

Expenses
Compensation and Benefits	991,521	929,721	61,800	7%	2,997,476	1,354,472	1,643,004	121%
Interest	5,893	2,258	3,635	161%	14,326	28,560	(14,234)	(50)%
General, Administrative and Other	121,842	111,814	10,028	9%	324,580	190,633	133,947	70%
Fund Expenses	13,442	7,202	6,240	87%	58,187	126,448	(68,261)	(54)%

Total Expenses	1,132,698	1,050,995	81,703	8%	3,394,569	1,700,113	1,694,456	100%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(550,755)	9,884	(560,639)	N/M	(576,713)	5,406,709	(5,983,422)	N/M

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(1,843,707)	(514,425)	(1,329,282)	258%	(3,709,361)	6,411,778	(10,121,139)	N/M
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(1,478,208)	(407,076)	(1,071,132)	263%	(2,911,634)	4,601,139	(7,512,773)	N/M

Income (Loss) Before Provision (Benefit) for Taxes	(365,499)	(107,349)	(258,150)	240%	(797,727)	1,810,639	(2,608,366)	N/M
Provision (Benefit) for Taxes	(25,168)	5,841	(31,009)	N/M	(49,872)	17,402	(67,274)	N/M

Net Income (Loss)	$(340,331)	$(113,190)	$(227,141)	201%	$(747,855)	$1,793,237	$(2,541,092)	N/M

Assets Under Management (at Period End)	$116,279,226	$98,200,511	$18,078,715	18%	$116,279,226	$98,200,511	$18,078,715	18%

Capital Deployed:
Limited Partner Capital Invested	$2,299,804	$2,704,481	$(404,677)	(15)%	$4,823,112	$8,312,757	$(3,489,645)	(42)%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

Management and Advisory Fees were $447.4 million for the third quarter of 2008, an increase of $117.9 million, or 36%, from the third quarter of 2007. The change was principally driven by an $18.08 billion, or 18%, increase in Assets Under Management and by increased revenues in all three businesses in our financial advisory services segment.

Performance Fees and Allocations were $(416.1) million for the third quarter of 2008, a decrease of $566.0 million from the third quarter of 2007. The change was due to a net decrease in the fair value of the underlying portfolio assets of our funds compared to a net appreciation during the third quarter of 2007. The net reduction in the fair value of the underlying portfolio assets was caused by a decrease in the unrealized value of certain assets in our real estate and corporate private equity funds and certain debt funds. An increase in capitalization rates, lower operating projections for some portfolio companies to reflect a softening economy, adverse fluctuations in foreign exchange rates and a reduction in share prices of various publicly held investments consistent with the general declines in the global equity markets were the catalysts for the reduction in the unrealized value of the assets.

Investment Income (Loss) and Other was $(191.6) million for the third quarter of 2008, a decrease of $238.9 million from the third quarter of 2007. The change was primarily attributable to a decrease in the fair value of Blackstone’s investments in our funds of hedge funds and proprietary hedge funds, consistent with overall declines in the global equity and debt markets. In addition, our investments in our real estate, corporate private equity and certain debt funds decreased in value due to net depreciation in the underlying portfolio assets.

Management and Advisory Fees were $1.09 billion for the nine months ended September 30, 2008, a decrease of $23.6 million, or 2%, as compared to the nine months ended September 30, 2007. A decrease in transaction fees which reflects a decrease in the size and volume of consummated transactions was offset by an increase in base management fees as a result of an $18.08 billion increase in Assets Under Management and an increase in fees generated by our restructuring and reorganization advisory services business.

Performance Fees and Allocations were $(618.5) million for the nine months ended September 30, 2008, a decrease of $1.88 billion as compared to the nine months ended September 30, 2007. The change was due to a net reduction in the fair value of the underlying portfolio assets of our funds compared to a net appreciation during the nine months ended September 30, 2007. The net reduction in the fair value of the underlying portfolio assets was caused by a reduction in the unrealized value of certain assets in our real estate and corporate private equity funds. The reduction in the unrealized value of these assets was due primarily to an increase in capitalization rates, lower operating projections for some portfolio companies, and a reduction in share prices of various publicly held investments consistent with the general declines in the global equity markets.

Investment Income (Loss) and Other was $(214.5) million for the nine months ended September 30, 2008, a decrease of $535.0 million as compared to the nine months ended September 30, 2007. The change was primarily attributable to a decrease in the fair value of our investments in our funds of hedge funds and proprietary hedge funds, consistent with overall declines in the global equity and debt markets. In addition, our investments in our real estate, corporate private equity and certain debt funds decreased due to net depreciation in the fair value of underlying portfolio assets.

Expenses

Expenses were $1.13 billion for the third quarter of 2008, an increase of $81.7 million, or 8%, from the third quarter of 2007. The change reflected higher Compensation and Benefits of $61.8 million, principally resulting from incremental amortization of equity-based compensation of $28.0 million. Additionally, our acquisition of GSO accounted for $24.9 million of the overall increase.

Expenses were $3.40 billion for the nine months ended September 30, 2008, an increase of $1.69 billion as compared to the nine months ended September 30, 2007. The change reflected higher Compensation and Benefits of $1.64 billion, principally resulting from the incremental amortization of equity-based compensation of $1.51 billion as well as compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. The net addition of personnel to support the growth of each of our business segments, including expansion into Asia and our expanding hedge fund businesses, also contributed to the increase in Compensation and Benefits. These increases were partially offset by a reduction in compensation costs of $129.5 million resulting from the reversal of prior period carried interest allocations to certain personnel due to a net reduction in the fair value of underlying funds’ investments.

General, Administrative and Other increased $133.9 million compared to the nine months ended September 30, 2007, primarily due to $51.3 million of incremental amortization expense associated with our intangible assets related to our IPO, acquisition of GSO and an increase of fees due to the costs of being a public company. Our expenses are primarily driven by levels of business activity, revenue growth and headcount expansion.

Other Income (Loss)

Other Income (Loss) was $(550.8) million for the third quarter of 2008, a decrease of $560.6 million from the third quarter of 2007. The change was due to declines in the investment performance of certain of our proprietary hedge funds, corporate debt funds and funds of hedge funds. These losses arose at the Blackstone Funds level, of which $(489.0) million and $(11.0) million were allocated to non-controlling interest holders for the third quarter ended September 30, 2008 and September 30, 2007, respectively.

Other Income (Loss) was $(576.7) million for the nine months ended September 30, 2008, a decrease of $5.98 billion as compared to the nine months ended September 30, 2007. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments at the IPO date. These losses arose at the Blackstone Funds level, of which $(544.1) million of losses and $5.17 billion of gains were allocated to non-controlling interest holders for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Assets Under Management

Assets Under Management were $116.28 billion at September 30, 2008, an increase of $18.08 billion or 18% since September 30, 2007. The increase was principally due to the addition of $15.04 billion from our acquisition of GSO, $4.85 billion from our funds of hedge funds and $6.45 billion of capital raised primarily in our European focused real estate fund and our sixth global real estate fund. These increases were partially offset by a decrease in our corporate private equity funds due to $3.95 billion of realizations and changes in unrealized values.

Capital Deployed

Limited Partner Capital Invested was $2.30 billion for the third quarter of 2008, a decrease of $404.7 million, or 15%, from the third quarter of 2007. The change reflects a decrease in size and volume of investment activity in the third quarter of 2008 as a result of the current market conditions discussed above in “— Business Environment.”

Limited Partner Capital Invested was $4.82 billion for the nine months ended September 30, 2008, a decrease of $3.49 billion, or 42%, as compared to the nine months ended September 30, 2007. The change reflects a decrease in the size and volume of consummated transactions, compared to the prior year period that most notably reflected our funds’ investment of $3.27 billion to acquire Equity Office Properties Trust in February 2007.

Segment Analysis

Discussed below is our ENI for each of our reportable segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. As a result, segment revenues are greater than those presented on a consolidated and combined GAAP basis because fund management fees recognized in certain segments are received from the Blackstone Funds and eliminated in consolidation when presented on a consolidated and combined GAAP basis. Furthermore, segment expenses are lower than related amounts presented on a consolidated and combined GAAP basis due to the exclusion of fund expenses that are paid by Limited Partners and the elimination of non-controlling interests.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$67,009	$66,389	$620	1%	$201,312	$188,108	$13,204	7%
Transaction and Other Fees	26,090	48,711	(22,621)	(46)%	56,088	113,883	(57,795)	(51)%
Management Fee Offsets	(9,330)	(20,892)	11,562	(55)%	(32,972)	(41,757)	8,785	(21)%

Total Management Fees	83,769	94,208	(10,439)	(11)%	224,428	260,234	(35,806)	(14)%
Performance Fees and Allocations	(104,653)	108,398	(213,051)	N/M	(246,123)	503,286	(749,409)	N/M
Investment Income (Loss) and Other	(47,454)	24,685	(72,139)	N/M	(70,912)	117,194	(188,106)	N/M

Total Revenues	(68,338)	227,291	(295,629)	N/M	(92,607)	880,714	(973,321)	N/M

Expenses
Compensation and Benefits	34,192	56,319	(22,127)	(39)%	(6,277)	98,200	(104,477)	N/M
Other Operating Expenses	23,957	22,798	1,159	5%	67,037	54,869	12,168	22%

Total Expenses	58,149	79,117	(20,968)	(27)%	60,760	153,069	(92,309)	(60)%

Economic Net Income (Loss)	$(126,487)	$148,174	$(274,661)	N/M	$(153,367)	$727,645	$(881,012)	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Assets Under Management (at Period End)	$28,390,384	$32,658,873	$(4,268,489)	(13)%	$28,390,384	$32,658,873	$(4,268,489)	(13)%

Capital Deployed:
Limited Partner Capital Invested	$1,511,065	$2,337,466	$(826,401)	(35)%	$2,627,128	$3,997,670	$(1,370,542)	(34)%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

Revenues were $(68.3) million for the third quarter of 2008, a decrease of $295.6 million from the third quarter of 2007. The principal cause of the change year over year was a reduction in Performance Fees and Allocations driven by a decrease in the net unrealized value of the portfolio holdings of the corporate private equity funds which resulted from lower operating projections for some portfolio companies, the reduction in share prices of publicly held investments consistent with overall declines in global equity markets and the rising dollar against other currencies. The decrease in Performance Fees and Allocations and Investment Income (Loss) and Other was due to a net depreciation in the fair value of underlying portfolio assets compared with a net appreciation in the third quarter of 2007. The net value of the segment’s underlying portfolio decreased by approximately 8% in the third quarter of 2008 compared with an increase of approximately 5% in the third quarter of 2007. The decrease in Transaction and Other Fees of $22.6 million was driven by a reduction in the number and size of closed transactions.

Revenues were $(92.6) million for the nine months ended September 30, 2008, a decrease of $973.3 million as compared to the nine months ended September 30, 2007. Most of this segment’s negative Performance Fees and Allocations and Investment Income (Loss) and Other was driven by a reduction in the fair value of certain portfolio investments resulting from lower operating projections for some portfolio companies, reduced share prices of publicly held investments consistent with overall declines in global equity markets and the rising dollar against other currencies. Overall, the net value of the segment’s underlying portfolio decreased by approximately 13% in the first nine months of 2008, compared to an increase in net value of approximately 20% in the first nine months of 2007. The $57.8 million decrease in Transaction Fees and Other was the result of a reduction in the number and size of closed transactions. Base Management Fees increased $13.2 million due to the impact of a full nine months of $4.68 billion of additional capital raised for our fifth general corporate private equity fund from January 1, 2007 through September 30, 2007.

Expenses

Expenses were $58.1 million for the third quarter of 2008, a decrease of $21.0 million, or 27%, from the third quarter of 2007. The decrease in Compensation and Benefits of $22.1 million was principally due to the reversal of prior period carried interest allocations to certain personnel of approximately $5.5 million as compared with a positive accrual of $10.4 million of such costs in the prior year.

Expenses were $60.8 million for the nine months ended September 30, 2008, a decrease of $92.3 million, or 60%, as compared to the nine months ended September 30, 2007. The decrease in Compensation and Benefits of $104.5 million resulted principally from the reversal of prior period carried interest allocations to certain personnel of $107.1 million primarily due to the decrease in carrying value of certain fund investments. This was partially offset by the impact of profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Other Operating Expenses increased $12.2 million principally due to a $8.3 million increase in professional fees primarily related to the costs of being a public company.

Assets Under Management

Assets Under Management were $28.39 billion at September 30, 2008, a decrease of $4.27 billion, or 13%, compared with Assets Under Management at September 30, 2007. The decrease was primarily due to realizations and changes in unrealized value of $3.95 billion.

Capital Deployed

Limited Partner Capital Invested in private equity transactions was $1.51 billion for the third quarter of 2008, a decrease of $826.4 million, or 35%, from the third quarter of 2007. This decrease reflects a reduction in the number and size of investments closed during the third quarter of 2008 as a result of the current market conditions discussed in “— Business Environment.”

Limited Partner Capital Invested was $2.63 billion for the nine months ended September 30, 2008, a decrease of $1.37 billion, or 34%, as compared to the nine months ended September 30, 2007. This decrease reflects a reduction in the number and size of investments closed during 2008.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$80,361	$70,618	$9,743	14%	$215,089	$168,251	$46,838	28%
Transaction and Other Fees	7,050	14,886	(7,836)	(53)%	25,699	243,778	(218,079)	(89)%
Management Fee Offsets	(1,435)	(9,281)	7,846	(85)%	(2,165)	(9,972)	7,807	(78)%

Total Management Fees	85,976	76,223	9,753	13%	238,623	402,057	(163,434)	(41)%
Performance Fees and Allocations	(302,448)	28,479	(330,927)	N/M	(409,643)	662,263	(1,071,906)	N/M
Investment Income (Loss) and Other	(57,180)	4,398	(61,578)	N/M	(69,144)	151,722	(220,866)	N/M

Total Revenues	(273,652)	109,100	(382,752)	N/M	(240,164)	1,216,042	(1,456,206)	N/M

Expenses
Compensation and Benefits	21,102	39,325	(18,223)	(46)%	88,873	79,729	9,144	11%
Other Operating Expenses	14,807	12,639	2,168	17%	43,548	27,252	16,296	60%

Total Expenses	35,909	51,964	(16,055)	(31)%	132,421	106,981	25,440	24%

Economic Net Income (Loss)	$(309,561)	$57,136	$(366,697)	N/M	$(372,585)	$1,109,061	$(1,481,646)	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Assets Under Management (at Period End)	$28,738,307	$25,025,741	$3,712,566	15%	$28,738,307	$25,025,741	$3,712,566	15%

Capital Deployed:
Limited Partner Capital Invested	$131,129	$269,846	$(138,717)	(51)%	$710,110	$4,129,077	$(3,418,967)	(83)%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

Revenues were $(273.7) million for the third quarter of 2008, a decrease of $382.8 million from the third quarter of 2007. The decreases in Performance Fees and Allocations and Investment Income (Loss) and Other were due to a net depreciation in the fair value of underlying portfolio assets of approximately 10% compared with net appreciation of approximately 3% in the third quarter of 2007. The net decline in the fair value of the portfolio assets in the third quarter of 2008 was primarily the result of a decrease in the unrealized value of certain assets in our office and hospitality portfolios due to an increase in capitalization rates and lower operating projections. The net increase in carrying values in the third quarter of 2007 was primarily due to improved performance of certain assets in our European and office portfolios. Base Management Fees increased by $9.7 million primarily as a result of $6.45 billion of additional capital raised since September 30, 2007 primarily for our European focused real estate fund and our sixth global real estate fund. The increase in Base Management Fees was offset by a decrease in Transaction Fees and Other of $7.8 million due to the reduction in the size and number of closed transactions that generated fees during the quarter.

Revenues were $(240.2) million for the nine months ended September 30, 2008, a decrease of $1.46 billion as compared to the nine months ended September 30, 2007. Performance Fees and Allocations and Investment Income (Loss) and Other decreased from high levels in the comparable 2007 period due principally to a net depreciation in the fair value of underlying portfolio assets of 12% for the nine months ended September 30, 2008, as compared with net appreciation in the underlying portfolio assets of 41% for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, this decline was primarily the result of a decrease in the unrealized value of certain assets in our office and hospitality portfolios as a result of both increases in capitalization rates and revised operating projections. For the nine months ended September 30, 2007, the net appreciation was driven by accretive sales within our office and limited service hospitality portfolio. Transaction Fees and Other decreased $218.1 million as the first nine months of 2007 included a substantial transaction fee earned from our funds’ acquisition of Equity Office Properties Trust in February 2007. The decrease in Transaction Fees and Other was partially offset by an increase in Base Management Fees of $46.8 million primarily due to $6.45 billion of additional capital raised since September 30, 2007 primarily for our European focused real estate fund and our sixth global real estate fund, as well as a full nine months of management fees from our sixth global real estate fund which commenced in February 2007.

Expenses

Expenses were $35.9 million for the third quarter of 2008, a decrease of $16.1 million, or 31%, from the third quarter of 2007. The decrease in Compensation and Benefits of $18.2 million was principally related to the reversal of prior period carried interest allocations to certain personnel of $18.7 million due principally to the net decline in the fair value of our underlying portfolio assets.

Expenses were $132.4 million for the nine months ended September 30, 2008, an increase of $25.4 million, or 24%, as compared to the nine months ended September 30, 2007. Compensation and Benefits increased $9.1 million, principally due to the impact of compensation, including profit sharing arrangements, associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO, partially offset by the reversal of prior period carried interest allocations to certain personnel of $25.1 million. Other Operating Expenses increased $16.3 million, primarily driven by an increase in professional fees of $13.8 million due to the costs of being a public company.

Assets Under Management

Assets Under Management were $28.74 billion at September 30, 2008, an increase of $3.71 billion, or 15%, compared with Assets Under Management at September 30, 2007. The change was primarily due to $6.45 billion of additional capital raised, primarily in our European focused real estate fund and our sixth global real estate fund, since September 30, 2007 partially offset by net depreciation in the underlying portfolio assets.

Capital Deployed

Limited Partner Capital Invested was $131.1 million for the third quarter of 2008, a decrease of $138.7 million, or 51%, from the third quarter of 2007. This decrease reflects a lower volume of closed transactions as a result of the current market conditions discussed in “— Business Environment.”

Limited Partner Capital Invested was $710.1 million for the nine months ended September 30, 2008, a decrease of $3.42 billion, or 83%, as compared to the nine months ended September 30, 2007. The change primarily reflects a decrease in the volume of consummated transactions, compared to the prior year period that most notably reflected $3.27 billion in limited partner capital deployed for our funds’ acquisition of Equity Office Properties Trust in February 2007.

Marketable Alternative Asset Management

The following table presents our results of operations for our Marketable Alternative Asset Management segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$131,279	$87,999	$43,280	49%	$361,915	$223,509	$138,406	62%
Transaction and Other Fees	4,270	1,694	2,576	152%	8,282	4,754	3,528	74%

Total Management Fees	135,549	89,693	45,856	51%	370,197	228,263	141,934	62%
Performance Fees and Allocations	(12,488)	2,522	(15,010)	N/M	37,597	132,490	(94,893)	(72)%
Investment Income (Loss) and Other	(171,033)	32,658	(203,691)	N/M	(200,531)	89,055	(289,586)	N/M

Total Revenues	(47,972)	124,873	(172,845)	N/M	207,263	449,808	(242,545)	(54)%

Expenses
Compensation and Benefits	60,268	34,006	26,262	77%	200,703	104,637	96,066	92%
Other Operating Expenses	26,073	17,779	8,294	47%	69,538	52,527	17,011	32%

Total Expenses	86,341	51,785	34,556	67%	270,241	157,164	113,077	72%

Economic Net Income	$(134,313)	$73,088	$(207,401)	N/M	$(62,978)	$292,644	$(355,622)	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Assets Under Management	$59,150,535	$40,515,897	$18,634,638	46%	$59,150,535	$40,515,897	$18,634,638	46%

Capital Deployed:
Limited Partner Capital Invested	$657,610	$97,169	$560,441	577%	$1,485,874	$186,010	$1,299,864	699%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

Revenues were $(48.0) million for the third quarter of 2008, a decrease of $172.8 million from the third quarter of 2007. Base Management Fees increased $43.3 million, or 49%, (including $35.1 million related to GSO) primarily due to an increase of $18.63 billion, or 46%, in Assets Under Management including the impact of the GSO acquisition. The decrease in Performance Fees and Allocations and Investment Income (Loss) and Other was due to a net depreciation in the fair value of underlying portfolio assets compared with a net appreciation in the third quarter of 2007. The net value of the segment’s underlying portfolio decreased by approximately 9% in the third quarter of 2008 compared with an increase of approximately 3% in the third quarter of 2007. The decrease in Investment Income (Loss) and Other was due to declines in Blackstone’s investments in certain Blackstone funds of hedge funds, proprietary hedge funds and debt funds.

Revenues were $207.3 million for the nine months ended September 30, 2008, a decrease of $242.5 million as compared to the nine months ended September 30, 2007. Base Management Fees increased $138.4 million, or 62%, (including $73.0 million related to GSO) primarily due to an increase of $18.63 billion, or 46%, in Assets Under Management. The decrease in Investment Income (Loss) and Other was due to declines in Blackstone’s investments in certain Blackstone funds of hedge funds, proprietary hedge funds and debt funds. The decrease in Performance Fees and Allocations was attributable to lower net appreciation of the investment portfolios principally in certain of our funds of hedge funds, proprietary hedge funds and debt funds as compared to the nine months ended September 30, 2007, partially offset by the impact of the acquisition of GSO.

Expenses

Expenses were $86.3 million for the third quarter of 2008, an increase of $34.6 million from the third quarter of 2007, or 67%. The acquisition of GSO was the primary driver for the increase in both Compensation and Benefits of $26.3 million and Other Operating Expenses of $8.3 million.

Expenses were $270.2 million for the nine months ended September 30, 2008, an increase of $113.1 million, or 72%, as compared to the nine months ended September 30, 2007. The increase in Compensation and Benefits of $96.1 million was principally related to the acquisition of GSO which contributed $58.8 million of the overall increase. Additionally, compensation including profit sharing arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO were a factor in the increase. To a lesser extent, headcount additions required to support our increased investment activity, due to expansion into Asia and the launch of new funds, also contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $17.0 million, primarily due to the acquisition of GSO, partially offset by a decrease in interest expense as a result of decreased investment activity.

Assets Under Management

Assets Under Management were $59.15 billion at September 30, 2008, a net increase of $18.63 billion, or 46%. The increase was primarily due to the acquisition of GSO which contributed $15.04 billion of the overall increase, as well as significant inflows from our globally diverse investor base in our funds of hedge funds which experienced a $4.85 billion increase from September 30, 2007. Additionally, the commencement of additional debt funds in January 2008 contributed $1.22 billion to our Assets Under Management. As of October 31, 2008, we had received redemption notices from third party investors effective December 31, 2008 for $4.15 billion.

Capital Deployed

Limited Partner Capital Invested was $657.6 million for the third quarter of 2008, an increase of $560.4 million. This increase principally reflects investments made by our recently launched debt funds.

Limited Partner Capital Invested was $1.49 billion for the nine months ended September 30, 2008, an increase of $1.30 billion. This increase principally reflects investments made by our recently launched debt funds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2008 vs. 2007		Nine Months Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Segment Revenues
Advisory Fees	$157,026	$81,911	$75,115	92%	$296,669	$271,954	$24,715	9%
Investment Income and Other	3,716	2,354	1,362	58%	8,139	5,073	3,066	60%

Total Revenues	160,742	84,265	76,477	91%	304,808	277,027	27,781	10%

Expenses
Compensation and Benefits	82,295	50,020	32,275	65%	177,836	88,273	89,563	101%
Other Operating Expenses	17,352	13,485	3,867	29%	40,950	27,327	13,623	50%

Total Expenses	99,647	63,505	36,142	57%	218,786	115,600	103,186	89%

Economic Net Income	$61,095	$20,760	$40,335	194%	$86,022	$161,427	$(75,405)	(47)%

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

Revenues were up sharply to $160.7 million for the third quarter of 2008, an increase of $76.5 million, or 91%, from the third quarter of 2007. The increase was driven by increases across all business units including an increase of $33.4 million, or 119%, in our corporate and mergers and acquisitions advisory services. Fees earned by our restructuring and reorganization advisory services business also increased sharply by $27.5 million, or 147%, benefiting from the continued credit market turmoil and low levels of available liquidity. Additionally, fees from our fund placement business increased $15.5 million, or 41%, due to services provided to private equity and hedge fund clients.

Revenues were $304.8 million for the nine months ended September 30, 2008, an increase of $27.8 million, or 10%, as compared to the nine months ended September 30, 2007. The increase was driven by a $50.1 million increase in fees generated by our restructuring and reorganization advisory services business as continued credit market turmoil and low levels of available liquidity led to increased bankruptcies, debt defaults and debt restructurings. This increase was partially offset by decreases of $18.2 million in fees generated from our fund placement business and $4.1 million in fees from our corporate and mergers and acquisitions advisory services business.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $99.6 million for the third quarter of 2008, an increase of $36.1 million, or 57%, from the third quarter of 2007. Compensation and Benefits expenses increased $32.3 million, principally due to the 92% increase in Advisory Fees. A portion of compensation is directly related to the profitability of each of the Financial Advisory businesses.

Expenses were $218.8 million for the nine months ended September 30, 2008, an increase of $103.2 million, or 89%, as compared to the nine months ended September 30, 2007. Compensation and Benefits increased

$89.6 million principally related to compensation associated with our senior managing directors which was accounted for as partnership distributions prior to our IPO. Additionally, the increase in Compensation and Benefits was due to an increase in Advisory Fees revenues as a portion of compensation is directly related to the profitability of each of the service businesses. Other Operating Expenses increased $13.6 million, principally due to costs related to the expansion of our London-based corporate and mergers and acquisitions advisory and debt restructuring services business, increased professional fees of $3.8 million due to the cost of being a public company and an increase in bad debt expense.

Liquidity and Capital Resources

Liquidity and Capital Resources

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating levels such that total management and advisory fees exceed total operating expenses. As a result, Blackstone requires limited capital resources to support the working capital or operating needs of our businesses as well as to fund growth and investments in new business initiatives. Blackstone draws primarily on the long term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and uses its own realizations and cash flows to invest in growth initiatives or make commitments to its own funds which are typically less than 5% of the assets under management.

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated. The majority economic ownership interests of these Blackstone Funds are reflected as Non-controlling Interests in Consolidated Entities in the condensed consolidated and combined financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

In the third quarter, we had total management and advisory fees and interest income of $469.2 million and total associated expenses of $317.4 million, a difference of $154.9 million for the quarter. Blackstone has multiple sources of liquidity to meet its capital needs, including annual cash flow, accumulated earnings in the businesses, investments in its own liquid funds and access to the committed credit facility described below. At September 30, 2008, we had $1.13 billion in cash, $1.29 billion invested in liquid Blackstone funds and $845.0 million in unsecured debt as described further below.

The Condensed Consolidated and Combined Statements of Cash Flows reflect the cash flows of the Blackstone operating businesses as well as those of the consolidated Blackstone Funds. Our assets under management, which are primarily the Blackstone Funds we manage, have grown significantly during the periods reflected in our condensed consolidated and combined financial statements, rising 18% in the third quarter to $116.28 billion from $98.20 billion in the prior year. The growth in assets under management is a result of funds raising capital and generating gains from investments, as well as the GSO acquisition.

We use Adjusted Cash Flow from Operations as a supplemental non-GAAP measure to assess liquidity and amounts available for distribution to owners. In accordance with GAAP, certain of the Blackstone Funds are consolidated into the condensed consolidated and combined financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minority economic interest in these funds. Consequently, Blackstone’s condensed consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone Funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted Cash Flow from Operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to operating activities presented in accordance with GAAP, adjusted for cash flow relating to changes in our operating assets and liabilities, Blackstone Funds’ related investment activity, net realized gains on illiquid investments, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interest related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. Management assesses Adjusted Cash Flow from Operations by monitoring its key components, defined by management to be (1) net fee related earnings from operations, (2) Performance Fees and Allocations net of related Compensation and (3) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments.

On May 12, 2008, we renewed our existing credit facility by entering into a new $1.0 billion revolving credit facility (“New Credit Facility”) with Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., and Blackstone Holdings V L.P., as joint and several co-borrowers. The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 11, 2009. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility contains customary representations, covenants and events of default applicable to the co-borrowers and certain of their subsidiaries. Covenants include limitations on incurrence of liens, indebtedness, employee loans and advances, mergers, consolidations, asset sales and certain acquisitions, lines of business, amendment of partnership agreements, ownership of core businesses, and restricted payments. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The New Credit Facility is unsecured and unguaranteed.

The following table is a reconciliation of Net Cash Provided by (Used In) Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Cash Provided by (Used in) Operating Activities	$475,186	$(266,947)	$692,483	$(1,094,055)
Changes in Operating Assets and Liabilities	46,198	859,278	(320,685)	913,051
Blackstone Funds Related Investment Activities	(351,860)	(459,539)	(100,729)	867,131
Net Realized Gains on Investments	(204,373)	350,629	(86,074)	3,825,604
Non-Controlling Interests in Income of Consolidated Entities	1,088,351	336,870	2,433,089	(2,033,096)
Realized Gains — Blackstone Funds	(31,473)	(20,822)	(11,241)	77,033

	1,022,029	799,469	2,606,843	2,555,668

				Pro Forma
Cash Flow from Operations — Adjustments (a)
Elimination of Non-Contributed Entities (b)	—	—	—	(46,523)
Increase in Compensation Expense (c)	—	—	—	(255,426)
Interests Held by Blackstone Holdings Limited Partners (d)	(999,620)	(396,068)	(2,372,246)	(565,901)
Eliminate Interest Expense (e)	—	—	—	26,302
Realized Gains — Blackstone Funds	—	(44,581)	—	(242,341)
Incremental Cash Tax Effect (f)	(31,410)	(47,625)	(86,475)	(199,706)

Adjusted Cash Flow from Operations	$(9,001)	$311,195	$148,122	$1,272,073

The following table provides the details of the components of Adjusted Cash Flow from Operations. Adjusted Cash Flow from Operations is the principal factor in determining the amount of distributions to unitholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
				Pro Forma
Fee Related Earnings
Total Management and Advisory Fees (g)	$469,199	$346,749	$1,149,157	$1,175,853
Total Expenses (h)	317,390	307,552	839,343	928,968

Net Fee Related Earnings from Operations	151,809	39,197	309,814	246,885

Performance Fees and Allocations Net of Related Compensation (i)	5,237	209,355	28,571	793,552

Blackstone Investment Income (j)
Liquid	(167,436)	30,056	(204,325)	79,801
Illiquid	1,389	32,587	14,062	151,835

	(166,047)	62,643	(190,263)	231,636

Adjusted Cash Flow from Operations	$(9,001)	$311,195	$148,122	$1,272,073

(a)	Adjusted Cash Flow from Operations is based upon historical results of operations and gives effect to the pre-initial public offering reorganization and the initial public offering as if they were completed as of January 1, 2007. These pro forma adjustments are consistent with Rule 11-01 of Regulation S–X.
(b)	Represent adjustments to eliminate from Adjusted Cash Flow from Operations the cash flows of the businesses that were not contributed as part of the reorganization.
(c)	Represent adjustments to reflect in Adjusted Cash Flow from Operations the cash portion of expenses related to employee compensation that were not effective prior to the reorganization as well as vested carried interest for departed partners.
(d)	Represents an adjustment to add back net income (loss) allocable to interest holders of Blackstone Holdings Limited Partners after the Reorganization recorded as Non-Controlling Interests.
(e)	Represent adjustments to eliminate interest expense in Adjusted Cash Flow from Operations on the assumption that the revolving credit facility was repaid in full from the proceeds of the offering.
(f)	Represent the provisions for and/or adjustments to income taxes that were calculated using the same methodology applied in calculating such amounts for the period after the reorganization.
(g)	Comprised of total reportable segment Management and Advisory Fees plus Interest Income.
(h)	Comprised of total reportable segment compensation expense (excluding compensation expense related to Performance Fees and Allocations pursuant to Blackstone’s profit sharing plans related to carried interest and incentive fees which are included in (i) below), other operating expenses and Blackstone’s estimate of cash taxes currently due.
(i)	Represents realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Comprised of Blackstone’s investment income (realized and unrealized) on its liquid investments from its Marketable Alternative Asset Management segment as well as its net realized investment income on its illiquid investments, principally from its Corporate Private Equity and Real Estate Segments.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees, (4) fund modest capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of September 30, 2008, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP VI	$250,000	$250,000
BCP V	629,356	228,076
BCP IV	150,000	21,611
BCOM	50,000	6,578

Real Estate Funds
BREP VI	750,000	450,755
BREP V	52,545	9,206
BREP International II	28,889	5,344
BREP IV	50,000	3,403
BREP International	20,000	3,525
BREP Europe III	100,000	100,000
Real Estate Special Situations	50,000	38,152

Marketable Alternative Asset Management
BMEZZ II	17,692	4,080
BMEZZ	41,000	1,377
Strategic Alliance	50,000	34,474
Value Recovery	25,000	12,748
Blackstone Credit Liquidity Partners	32,244	14,821
GSO Capital Opportunities	1,000	709
GSO Liquidity Partners	601	115

Total	$2,298,327	$1,184,974

Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. The general partners of these funds generally offer to our senior managing directors (including our executive officers) and employees a portion of the general partner commitments to our investment funds.

In addition to the cash we received in connection with our IPO, we receive (1) cash generated from operating activities, (2) carried interest and incentive income realizations, and (3) realizations on the carry fund investments that we make. Blackstone’s investment income on our liquid investments (whether or not realized) from our Marketable Alternative Asset Management segment is also included in our Adjusted Cash Flow from Operations. The amounts received from the latter three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

We expect to use our Adjusted Cash Flow from Operations to make cash distributions to our common unitholders on a quarterly basis in accordance with our distribution policy. As we have previously reported, our current intention is to distribute to our common unitholders on a quarterly basis substantially all of our net after-tax share of our annual Adjusted Cash Flow from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. As we have previously reported, until December 31, 2009, Blackstone personnel and others who hold Blackstone Holdings partnership units (and who own approximately 75% of all outstanding units, with common unitholders holding the remaining 25%) will not receive any distributions (other than tax distributions in the circumstances specified in our 2007 Annual Report on Form 10-K) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. We do not intend to maintain this priority allocation after December 31, 2009.

As we have previously indicated, our ability to make cash distributions to our unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. A significant component of our Cash Flow from Operations available for distributions is the investment income that we receive from our Marketable Alternative Asset Management segment and our realized investment income received by our carry funds in respect of our investments in those segments’ investment funds. As noted above under “— Segment Analysis”, that component decreased in all three segments in the third quarter of 2008 due to a slowing global economy and overall declines in the global equity and debt markets.

The specific amount of this priority allocation of distributions to common unitholders prior to December 31, 2009 is governed by the amount of Blackstone’s Adjusted Cash Flow from Operations available for distributions, as determined in the manner specified in the preceding two paragraphs. The distribution payable on December 12, 2008 will bring the total amount of distributions to common unitholders paid to date in respect of 2008 to approximately $240 million ($0.90 per common unit), considerably in excess of Blackstone’s Adjusted Cash Flow from Operations of $148 million for the nine month period ended September 30, 2008.

The amount of the distribution to common unitholders payable in respect of the fourth quarter of 2008 will depend on the amount of Blackstone’s Adjusted Cash Flow from Operations for the full 2008 year and other factors. Unless general market conditions improve significantly, the amount of cash flow in the fourth quarter might necessitate a fourth quarter distribution that is significantly lower than the $0.30 per common unit and possibly no distribution at all.

Public common unitholders will continue to receive a priority distribution ahead of Blackstone personnel and others through 2009, but the amount of those distributions in respect of 2009 will be based on the amount of Adjusted Cash Flow from Operations in 2009 available for distributions and could again fall below $1.20.

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

We intend under certain circumstances to use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. Currently, we have partners’ equity of $3.81 billion, including $1.13 billion in cash and $1.29 billion in investments in liquid funds, supporting debt drawn under our revolving credit facility of $845.0 million excluding consolidated non-operating entities. We do not anticipate approaching significant leverage levels over the foreseeable future since the positive cash flows and the net proceeds from the IPO and sale of non-voting common units to the Beijing Wonderful Investments are expected to be our principal source of financing for our businesses. However, our debt-to-equity ratio may increase in the future.

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

Our Marketable Alternative Asset Management entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. We do however, use leverage to enhance returns in some of our debt funds. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

Critical Accounting Policies

We prepare our condensed consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to the Condensed Consolidated and Combined Financial Statements” in Part I. Financial Information, Item 1. Financial Statements of this filing. Also see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated and Combined Financial Statements” in Item 8. “Financial Statements and Supplemental Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

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

Revenue Recognition

Management and Advisory Fees. Management fees consist of (1) Fund Management Fees and (2) Advisory Fees. Our revenue recognition policies are as follows:

(1)	Fund Management Fees. Fund management fees are comprised of:

(a)	Base Management Fees. Base management fees are fees charged directly to the fund or fund investors. Such fees are based upon the contractual terms of investment advisory and related agreements and are recognized as earned over the specified contract period.

(b)	Transaction and Other Fees. Transaction and other fees (including monitoring fees) are comprised of fees charged directly to funds and fund portfolio companies. Our investment advisory agreements generally require that the investment advisor share a portion of certain fees with the limited partners of the fund. Transaction and Other Fees are net of amounts, if any, shared with limited partners.

(c)	Management Fee Offsets. Our investment advisory agreements generally require that the investment advisor share a portion of certain expenses with the limited partners of the fund. These shared items (“management fee reductions”) reduce the management fees received from the limited partners. Management fee offsets are comprised primarily of broken deal and placement fee expenses.

(2)	Advisory Fees. Advisory Fees consist of advisory retainer and transaction-based fee arrangements related to mergers, acquisitions, restructurings, divestitures and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services are rendered. Transaction fees are recognized when (i) there is evidence of an arrangement with a client, (ii) agreed upon services have been provided, (iii) fees are fixed or determinable and (iv) collection is reasonably assured. Fund placement services revenue is recognized as earned upon the acceptance by a fund of capital or capital commitments.

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

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

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

Investments, at Fair Value

The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) as well as Securities Sold, Not Yet Purchased at fair value. We have retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation. Thus, such consolidated funds investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated and Combined Statements of Income. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

We have valued our investments, including our carry fund investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Internal factors that are considered are described below. The additional external factors associated with our valuations vary by asset class but are broadly driven by the market considerations discussed at “— Business Environment” above.

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of private investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures. With respect to real estate investments, in determining fair values we considered, projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used by us to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

In certain cases debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments and various relationships between investments.

After our adoption of SFAS 157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•

Level III — Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

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

Goodwill and Identifiable Intangible Assets

As a result of our June 2007 reorganization and March 2008 acquisition of GSO, we have obtained goodwill and identifiable intangible assets. Goodwill is the cost of acquired business interests in excess of the fair value of the net assets, including identifiable intangible assets, at the acquisition date. Our intangible assets consist of the contractual right to future fee income from management, advisory and incentive fee contracts and the contractual right to earn future carried interest from certain Blackstone Funds.

Goodwill. We test the goodwill in each of our operating segments, which in some cases are components one level below our business segments, for impairment at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments primarily utilizing a discounted cash flow methodology that incorporates operating segment cash earnings projections adjusted for nonperformance, liquidity and other risks. We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment.

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives in accordance with SFAS No. 142. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

No impairments have been identified. However, a prolonged period of weakness in the Blackstone Funds’ performance or in our ability to earn fee income from management, advisory and incentive fee contracts could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs — qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone Funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46(R), we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in corporate private equity, real estate, debt and funds of hedge funds. For additional information about our involvement with VIEs, see Note 4, “Investments — Investment in Variable Interest Entities” in the Notes to the condensed consolidated and combined financial statements.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2008 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2008 to December 31, 2008	2009–2010	2011–2012	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$8,425	$98,549	$93,541	$381,483	$581,998
Purchase Obligations	6,001	12,835	70	28	18,934
Blackstone Revolving Credit Facility (2)	845,000	—	—	—	845,000
Interest on Blackstone Revolving Credit Facility (3)	3,121	—	—	—	3,121
Blackstone Operating Entities Loan and Credit Facilities Payable (4)	25,198	58,580	35,213	11,404	130,395
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (5)	710	5,208	2,071	1,194	9,183
Blackstone Funds Debt Obligations Payable (6)	10,626	—	—	—	10,626
Interest on Blackstone Funds Debt Obligations Payable (7)	107	—	—	—	107
Blackstone Fund Capital Commitments to Investee Funds (8)	59,812	—	—	—	59,812
Due to Predecessor Owners in Connection with Tax Receivable Agreement (9)	—	17,784	—	736,585	754,369
Blackstone Operating Entities Capital Commitments to Blackstone Funds (10)	1,184,974	—	—	—	1,184,974

Consolidated Contractual Obligations	2,143,974	192,956	130,895	1,130,694	3,598,519
Blackstone Funds Debt Obligations Payable (6)	(10,626)	—	—	—	(10,626)
Interest on Blackstone Funds Debt Obligations Payable (7)	(107)	—	—	—	(107)
Blackstone Fund Capital Commitments to Investee Funds (8)	(59,812)	—	—	—	(59,812)

Blackstone Operating Entities Contractual Obligations	$2,073,429	$192,956	$130,895	$1,130,694	$3,527,974

(1)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statement of Financial Condition as of September 30, 2008.
(2)	Represents borrowings under our revolving credit facility.
(3)	Represents interest to be paid over the maturity of the revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using rates in effect as of September 30, 2008, at spreads to market rates pursuant to the revolver agreement, and range from 3.99% to 4.69%.
(4)	Represents borrowings for employee term facilities program and for a corporate debt investment program.
(5)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2008, at spreads to market rates pursuant to the financing agreements, and range from 3.25% to 4.82%.
(6)	These obligations are those of the Blackstone Funds.
(7)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2008, at spreads to market rates pursuant to the financing agreements, and range from 2.90% to 6.83%.
(8)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(9)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to the predecessor owners for the tax savings realized from the taxable purchases of their interests in connection with the Reorganization. The timing of the payments is dependent on the tax savings actually realized as determined annually.
(10)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at September 30, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At September 30, 2008, such guarantees amounted to $23.7 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated and combined financial statements as of September 30, 2008.

Cash Clawback Obligations

At September 30, 2008, none of the general partners of our corporate private equity, real estate or debt funds had an actual cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner may reflect a clawback obligation to the limited partners of a fund due to changes in unrealized value of a fund on which there have been previously distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. Since the inception of the funds, the general partners have not been required to make a cash clawback payment.

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

Effect on Fund Management Fees

Our management fees are based on (1) third parties’ capital commitments to a Blackstone Fund, (2) third parties’ capital invested in a Blackstone Fund or (3) the net asset value, or NAV, of a Blackstone Fund, as described in our consolidated and combined financial statements. Management fees will only be directly affected by short-term changes in market risk conditions to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2008 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 37% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of September 30, 2008, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $41.3 million on an annual basis, (2) performance fees and allocations would decrease by $251.0 million, and (3) investment income would decrease by $206.8 million. Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within SFAS No. 157, are: Corporate Private Equity $20.35 billion (92% Level III), Real Estate $15.60 billion (100% Level III), and Marketable Alternative Asset Management $42.44 billion (80% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part II, Item 1A. Risk Factors” below. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

Investors in all of our carry funds (and certain of our hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund. But if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of September 30, 2008, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (1) management fees would decrease by $7.9 million on an annual basis, (2) performance fees and allocations would decrease by $59.3 million and (3) investment income would decrease by $22.7 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase by $9.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

Because our carry funds have preferred return thresholds to investors that need to be met prior to Blackstone receiving any carried interest, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any carried interest distributions paid to us in respect of that fund since the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any carried interest from that fund. For this reason, due to declines in the carrying values of their underlying portfolio assets, our most recent corporate private equity fund and real estate fund are not expected to generate any carried interest in the near future.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our results of operations or financial condition. See “— Item 1A. Risk Factors” below.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The amended complaint also includes five purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of five companies.

In May 2007, Aladdin Solutions, Inc. (“Aladdin”), an acquisition vehicle set up by Blackstone Capital Partners V (“BCP”), entered into a merger agreement with Alliance Data Systems Corporation (“ADS”) providing for BCP’s acquisition of ADS (the “Merger Agreement”). Among the preconditions to the closing of this transaction was receipt of the required approval by the Office of the Comptroller of the Currency (the “OCC”) of the change in control of an important subsidiary of ADS, a credit card bank (the “Bank”). The Merger Agreement obligated Aladdin to use its “reasonable best efforts” to obtain OCC approval. Aladdin made extensive efforts to secure that approval, but the OCC put forth onerous and unacceptable demands as a condition to providing its approval. Despite months of discussions with the OCC, the OCC continued to insist on various demands that in BCP’s opinion would be materially harmful to BCP’s investment in ADS, and therefore on April 18, 2008 Aladdin exercised its right to terminate the Merger Agreement due to the failure to obtain the required OCC approval. Later that same day, ADS filed an action against BCP claiming that Aladdin failed to use its reasonable best efforts to obtain OCC approval and therefore breached the provisions of the Merger Agreement. In its most recent complaint, currently pending in the Delaware Chancery Court, ADS seeks to collect a $170 million business interruption fee which is payable to ADS by Aladdin (and guaranteed by BCP) if Aladdin breaches its obligations under the Merger Agreement. (Under the terms of BCP’s limited partnership agreement, Blackstone would ultimately bear approximately 50% of any payment made in respect of such business interruption fee.) In essence, ADS is contending that Aladdin was required to accede to the demands put forth by the OCC regardless of how onerous those demands were and to force Blackstone entities not parties to the Merger Agreement to provide financial support. However, Blackstone believes that a reasonable best efforts obligation does not require a party to a merger agreement to do things that are materially adverse to its prospective investment or force entities they do not control to assume financial obligations they were not contractually obligated to assume. Blackstone believes that Aladdin fulfilled its obligation to use its reasonable best efforts to obtain OCC approval and therefore that it did not breach the Merger Agreement in any way.

In April and May 2008, five substantially identical complaints were brought in the United States District Court for the Southern District of New York and a sixth complaint was brought in the Northern District of Texas against Blackstone and some of its executive officers. These suits, which purport to be class actions on behalf of purchasers of common units in Blackstone’s June 21, 2007 initial public offering, were subsequently consolidated into one suit in the Southern District of New York. In October 2008, a consolidated and amended complaint was filed naming as defendants Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleges that (1) the IPO prospectus was false and misleading for failing to disclose that (a) certain investments made by Blackstone’s private equity funds were performing poorly at the time of the IPO and were materially impaired and (b) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of

Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1).

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

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our annual report on Form 10-K for the year ended December 31, 2007.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No purchases of our common units were made by us or on our behalf during the three months ended September 30, 2008. (See “Part I. Financial Information — Item 1. Financial Statements — Notes to Condensed Consolidated and Combined Financial Statements — Note 7. Net Loss Per Common Unit”.)

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

As discussed in our June 2007 prospectus relating to our initial public offering, Peter G. Peterson will be retiring from Blackstone as of December 31, 2008 and effective as of that date, he will be resigning as a director and as Senior Chairman of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. (the “General Partner”). Upon his retirement on December 31, 2008, Mr. Peterson (who is 82) will also withdraw as a member (and accordingly as a founding member) of our general partner, whereupon all of the powers and authorities of our founding members will be vested exclusively in Stephen A. Schwarzman. The Limited Liability Company Agreement of our general partner now provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner.

ITEM 6.	EXHIBITS

Exhibit Index:

10.30	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement Dated As of July 31, 2008

10.37	Form of Deferred Restricted Holding Unit Award Agreement for Executive Officers

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2008

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its general partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer