Form 10-K
period 2008-12-31
Blackstone Group L.P.
filed 2009-03-02
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant as of June 30, 2008 was approximately $4,679.6 million, which includes non-voting common units with a value of approximately $1,845.3 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 20, 2009 was 157,618,895. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 20, 2009 was 109,083,468.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the corporate private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, CLOs, and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the corporate private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year draw down, commitment-based structures that only receive carry on the realization of an investment) that are managed by Blackstone. “Our hedge funds” refer to our funds of hedge funds, our real estate special situations fund and our other credit-oriented funds that are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

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

(2)	the net asset value of our funds of hedge funds, certain of our credit-oriented funds (where an investor’s investment is funded upon subscription and incentive fees or allocations are generally paid or allocated, as applicable, annually) and our closed-end mutual funds; and

(3)	the amount of capital raised for our CLOs.

“Fee-earning assets under management” refers to the assets we manage on which we derive management fees. Our fee-earning assets under management equal the sum of:

(1)	for our carry funds where the investment period has not expired, the amount of capital commitments;

(2)	for our carry funds where the investment period has expired, the remaining amount of invested capital;

(3)	the fair value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and as to which we receive fees;

(4)	the net asset value of our hedge funds and our closed-end mutual funds; and

(5)	the gross amount of assets of our CLOs.

Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to and the fair value of invested capital in our funds from Blackstone and our personnel regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management or fee-earning assets under management are not based on any definition of assets under management or fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

For our carry funds, total assets under management includes the fair value of the investments held whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

PART I

ITEM 1.	BUSINESS

Overview

Blackstone is a leading global alternative asset manager and provider of financial advisory services. We are one of the largest independent alternative asset managers in the world, with assets under management of $94.56 billion as of December 31, 2008. Our alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly-traded closed-end mutual funds. We also provide a wide range of financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

We seek to deliver superior returns to investors in our funds through a disciplined, value-oriented investment approach. Since we were founded in 1985, we have cultivated strong relationships with clients in our financial advisory business, where we endeavor to provide objective and insightful solutions and advice that our clients can trust. We believe our scaled, diversified businesses, coupled with our long track record of investment performance, proven investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses. Moreover, our businesses have yielded a significant positive impact on society through, for example, increases in employment, additional capital investment and research and development expense by our portfolio companies, increased tax revenue to federal and local governments and additional retirement benefits to pensioners.

Over the past several years we have invested in augmenting our credit investment platform, expanding our Asia operations and building a top operations management group. In early 2008, we purchased GSO Capital Partners LP (“GSO”) to produce what we believe is one of the dominant credit investment platforms in the industry today and is, we believe, especially well positioned to grow in the current economic environment. In the last four years we have opened offices in India, China and Japan to extend our investment prowess in Asia as well as to service the increasingly global demands of our advisory clients. Our operations management group, which is particularly focused on driving value in our portfolio companies in our corporate private equity segment, seeks to create operational improvements to our investments in a multitude of ways. These improvements are aimed at value creation which, we believe, not only benefits the investors in our investment funds but contributes to economic growth and productivity.

As of December 31, 2008, we had 90 senior managing directors and employed approximately 535 other investment and advisory professionals at our headquarters in New York and our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Hong Kong, Houston, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco and Tokyo. We believe that the depth and breadth of the intellectual capital and experience of our professionals are key reasons why we have generated excellent returns while managing downside risk over many years for the investors in our funds. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

Business Segments

Our four business segments are: (1) Corporate Private Equity, (2) Real Estate, (3) Marketable Alternative Asset Management, which comprises our management of funds of hedge funds, credit-oriented funds, CLOs and publicly-traded closed-end mutual funds, and (4) Financial Advisory, which comprises our corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

Information about our business segments should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Corporate Private Equity Segment

Our Corporate Private Equity segment, established in 1987, is a global business with approximately 110 investment professionals and offices in New York, London, Menlo Park, Mumbai, Hong Kong and Beijing. We are a world leader in private equity investing, having managed five general private equity funds as well as one specialized fund focusing on communications-related investments. In addition, we are in the process of raising our seventh private equity fund and are seeking to launch complementary investment funds to separately target investments in each of the infrastructure and clean technology asset classes. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S.-based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Corporate Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (e.g., investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. As of December 31, 2008, our Corporate Private Equity segment had $23.93 billion of assets under management, or 25% of our total assets under management. For more information concerning the revenues and fees we derive from our Corporate Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate Segment

We are a world leader in real estate investing, having managed as of December 31, 2008, a total of six general real estate funds, two internationally focused real estate funds, a European focused real estate fund and a special situations real estate fund that is focused primarily on debt and non-controlling equity investments in the real estate sector. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. The Real Estate segment is comprised of approximately 75 investment professionals with offices in New York, Chicago, London, Paris, Mumbai, Tokyo, and Hong Kong. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Corporate Private Equity segment, including global scope, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. As of December 31, 2008, our Real Estate segment had $24.15 billion of assets under management, or 26% of our total assets under management. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Marketable Alternative Asset Management Segment

Our Marketable Alternative Asset Management segment comprises our funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. As of December 31, 2008, our Marketable Alternative Asset Management segment had $46.47 billion of assets under management, or 49% of our total assets under management. For more information concerning the revenues and fees we derive from our Marketable Alternative Asset Management segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Funds of hedge funds. Our funds of hedge funds group was organized in 1990 and manages a variety of funds of hedge funds. Working with our clients over the past eighteen years, our funds of hedge funds group has developed into a leading manager of institutional funds of hedge funds with approximately 85 investment professionals and offices in New York, London and Hong Kong. Our funds of hedge funds group’s overall investment philosophy is to utilize leading non-traditional investment managers to achieve attractive risk-adjusted returns with relatively low volatility and low correlation to traditional asset classes. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. Our funds of hedge funds operation had $23.09 billion of assets under management as of December 31, 2008.

Credit-oriented funds / CLOs. Our credit-oriented funds are managed under the brand of GSO Capital Partners, which we acquired in March 2008. Our CLO vehicles are managed by GSO under the GSO Capital Partners and Blackstone brands. As a result of the GSO acquisition, we have grown to become a major participant in the leveraged finance markets with $22.64 billion of assets under management as of December 31, 2008. The credit-oriented businesses have approximately 105 investment professionals and offices in New York, London and Houston. The credit-oriented funds we manage include senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds focused on the leveraged finance marketplace. Those funds have investment portfolios comprised of securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO is responsible for managing 25 separate CLO vehicles with total assets under management of approximately $14.07 billion focused primarily in senior secured bank debt issued by a diverse universe of non-investment grade companies.

Effective December 31, 2008, we executed a restructuring of two single manager proprietary hedge funds. We consolidated our Blackstone distressed debt hedge fund onto a single operating platform with our funds managed by GSO to eliminate duplication, benefit from shared intellectual capital and better serve the investors in that fund. The Blackstone distressed debt hedge fund had $754.2 million of assets under management as of December 31, 2008, at which time we commenced the process of liquidating the prior fund in an orderly fashion. We also decided to spin out our equity hedge fund business to its management team. As of December 31, 2008, the equity hedge fund had $825.9 million in assets, at which time we also commenced the process of liquidating the prior fund in an orderly fashion. The investors of both funds have the option of reinvesting their proceeds in GSO vehicles (in the case of the distressed hedge fund) and a new equity hedge fund unaffiliated with Blackstone (in the case of the equity hedge fund).

Closed-End Mutual Funds. In 2005, we were appointed the investment manager and adviser of two publicly-traded closed-end mutual funds called The India Fund and The Asia Tigers Fund. The India Fund, with $671.1 million in assets under management as of December 31, 2008, trades on the New York Stock Exchange under the symbol “IFN.” The India Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Indian companies. The Asia Tigers Fund, with $49.1 million in assets under management as of December 31, 2008, trades on the New York Stock Exchange under the symbol “GRR.” The Asia Tigers Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Asian companies.

Financial Advisory Segment

Our Financial Advisory segment comprises our corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with approximately 190 professionals and offices in New York, Atlanta, Chicago, Dallas, Boston, Los Angeles, San Francisco, Menlo Park, London, Hong Kong, Beijing and Tokyo.

Corporate and Mergers and Acquisitions Advisory Services. Our corporate and mergers and acquisitions advisory operation has been an independent provider of financial and corporate and mergers and acquisitions advisory services for over 23 years. We provide financial and corporate and mergers and acquisitions advisory services with a wide range of transaction execution capability with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses and distressed sales as well as other forms of reorganization with offices in New York, London, Hong Kong, Atlanta, Boston, Menlo Park and Beijing. Some recent clients include American International Group, Inc., Aquila, Inc., Genworth Financial, Inc., Kraft Foods, Microsoft Corporation, Nisource, Inc., Pennsylvania Insurance Commission, The Procter & Gamble Company, Reuters Group PLC, Sony Corporation, and Suez S.A. The success of our corporate and mergers and acquisitions advisory services has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 17 senior managing directors in our corporate and mergers and acquisitions services group have an average of 20 years of experience in providing financial and mergers and acquisitions advice.

Restructuring and Reorganization Advisory Services. Our restructuring and reorganization advisory operation is one of the leading advisers to companies and creditors in restructurings and bankruptcies with offices in New York and London. Our restructuring and reorganization advisory services clients include companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This operation is particularly active in large, complex and high-profile bankruptcies and restructurings. Some of the debtor clients that we have advised include Delta Air Lines, Enron, Global Crossing, W.R. Grace, Mirant, and Winn-Dixie Stores in their Chapter 11 reorganizations. In addition to restructuring advice, the group has provided general advice to General Motors, Goodyear, the Government of Ukraine, Northern Rock plc and Xerox. Senior-level attention and the ability to facilitate prompt resolutions are critical ingredients in our restructuring and reorganization advisory approach. We believe we have one of the most seasoned and experienced restructuring and reorganization advisory operations in the financial services industry, working on a significant share of all major restructuring assignments. Our nine senior managing directors in this area have an average of 20 years of experience in restructuring assignments and employ the skills we feel are crucial to successful restructuring assignments.

Park Hill Group. Park Hill Group provides fund placement services for corporate private equity funds, real estate funds, venture capital funds and hedge funds. Park Hill Group primarily provides placement services to unrelated third-party sponsored funds. It also assists us in raising capital for our own investment funds from time to time and providing insights into new alternative asset products and trends. Park Hill Group has approximately 90 employees and offices in New York, Chicago, Dallas, London, Los Angeles, San Francisco, and Tokyo. Park Hill Group and our investment funds each benefit from the others’ relationships with both limited partners and other fund sponsors.

Financial and Other Information by Segment

The following table illustrates Fee-Earning Assets Under Management and the percentage of total Fee-Earning Assets Under Management on a segment basis at December 31, 2008, 2007 and 2006:

	Fee-Earning Assets Under Management
	At December 31,			% of Total
	2008	2007	2006	2008	2007	2006
	(Dollars in Thousands)
Corporate Private Equity	$25,509,163	$25,040,513	$21,122,326	28%	30%	38%
Real Estate	22,970,438	18,637,673	9,084,168	25%	22%	17%
Marketable Alternative Asset Management	42,561,456	39,474,067	24,588,966	47%	48%	45%

	$91,041,057	$83,152,253	$54,795,460	100%	100%	100%

Financial and other information by segment for the years ended December 31, 2008, 2007 and 2006 is set forth in Note 14 to our consolidated and combined financial statements.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds. Each fund has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund will invest.

Corporate Private Equity Funds

Our Corporate Private Equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial selection, evaluation and diligence process, the relevant team of investment professionals will present a proposed transaction at a weekly review committee meeting comprised of the senior managing directors of our Corporate Private Equity segment, a number of whom participate in each weekly meeting. Review committee meetings are co-chaired by our President and Chief Operating Officer, Hamilton E. James, and senior managing director, Garrett M. Moran. After discussing the contemplated transaction with the deal team, the review committee decides whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process and provides guidance on strategy, process and other pertinent considerations.

Once a proposed transaction has reached a more advanced stage, it undergoes a detailed interim review by the review committee of our corporate private equity funds. Members of the review committee provide guidance to the deal team on strategy, process and other pertinent considerations. Following assimilation of the review committee’s input and its decision to proceed with a proposed transaction, the proposed investment is vetted by the investment committee. The investment committee of our corporate private equity funds is comprised of certain members of our senior management, including Stephen A. Schwarzman and Hamilton E. James, and the senior managing directors of our Corporate Private Equity segment. The investment committee is responsible for approving all investment decisions made on behalf of our corporate private equity funds. Both the review committee and the investment committee processes involve a consensus approach to decision making among committee members.

The investment professionals of our corporate private equity funds are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. In addition to members of a deal team and our portfolio operations group, which is responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, all professionals in the Corporate Private Equity segment meet several times each year to review the performance of the funds’ portfolio companies.

Real Estate Funds

Our real estate operation has an investment committee similar to that described under “—Corporate Private Equity Funds.” The real estate investment committee, which includes Stephen A. Schwarzman, Hamilton E. James, Kenneth C. Whitney and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making of each investment as well as each disposition.

The investment professionals of our real estate funds are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. In addition to members of a deal team and our asset management group responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, senior professionals in the Real Estate segment meet several times each year to review the performance of the funds’ portfolio companies.

Marketable Alternative Asset Management

Funds of Hedge Funds

Before deciding to invest in a new hedge fund, our funds of hedge funds team conducts extensive due diligence, including an on-site “front office” review of the hedge fund’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the hedge fund’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the fund investment structures and legal documents. Once initial due diligence procedures are completed and the investment professionals are satisfied with the results of the review, the team will present the potential hedge fund investment to the investment committee of our funds of hedge funds operation. The investment committee is comprised of the senior managing directors on the investment team and other senior investment personnel. This committee meets formally at least once a month to review, and potentially approve, investment and divestment suggestions. If the investment committee approves a potential hedge fund investment, the executive committee of our funds of hedge funds operation, chaired by J. Tomilson Hill, will make the ultimate decision to approve an investment decision. Members of our funds of hedge funds team monitor and review existing hedge fund investments at least weekly.

Credit-Oriented Funds and CLOs

Each of our credit-oriented funds has an investment committee similar to that described under “—Corporate Private Equity Funds.” The investment committees for the credit-oriented funds, each of which includes Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover, meet weekly with Stephen A. Schwarzman, Hamilton E. James and Garrett M. Moran to discuss investment and risk management activities and market conditions.

An investment in any new CLO security is subject to approval by the CLO Investment Committee, which is composed of the group’s Senior Managing Directors and Managing Directors. The CLO investment team is staffed by 36 professionals, organized across areas of research, portfolio management, trading, and capital formation to ensure active management of the portfolios and to afford focus on all aspects of our CLOs. Investment decisions follow a consensus based approach and require unanimous approval of the Investment Committee. Industry focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation. Once approved, investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for CLO investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our corporate private equity and real estate funds are commitment structured funds, except for our special situations real estate fund that has a permanent capital feature that initially draws upon commitments from investors but then can dispose of investments and reuse the related capital like a hedge fund subject to certain investor withdrawal rights. Our credit-oriented funds may be commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Most of our funds of hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles.

Our investment funds generally have an investment adviser, which is registered under the Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of the investment funds is typically delegated to the investment funds’ respective investment advisers pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable investment funds, the calculation of management fees to be borne by investors in our investment funds, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment funds and certain rights of termination with respect to our investment advisory agreements. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, please see “—Incentive Arrangements / Fee Structure” below. The investment funds themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act excepts from its registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers.” Section 3(c)(1) of the 1940 Act excepts from its registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all policy and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds and certain credit-oriented funds, third-party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds enable investors in those funds to vote to terminate the investment period by a simple majority vote in accordance with specified procedures or accelerate the withdrawal of their capital on an investor-by-investor basis in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our corporate private equity funds).

Incentive Arrangements / Fee Structure

The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1.0% to 2.0% of the investment fund’s capital commitments during the investment period and at least 0.75% of invested capital after the investment period, except that the investment advisers to certain of our credit-oriented carry funds receive an annual management fee that ranges from 1.0% to 1.5% of invested capital throughout the term of the fund. The investment adviser of each of our credit-oriented funds that is structured like a hedge fund generally receives an annual management fee that ranges from 1.5% to 2.0% of the fund’s net asset value and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “highwater mark”). The investment adviser of each of our funds of hedge funds is generally entitled to a management fee with respect to each fund it manages ranging from 0.75% to 1.5% of assets under management per annum plus, in some cases, an incentive fee generally ranging from 5% to 10% of the applicable fund’s net appreciation per annum, subject to a highwater mark and in some cases a preferred return. The investment adviser of each of our CLOs receives annual management fees typically equal to 0.50% to 1.25% of each fund’s total assets, generally with additional management fees which are incentive based (that is, subject to meeting certain return criteria). The investment adviser of each of our closed-end mutual funds receives an annual management fee that ranges from 0.75% to 1.1% depending on the amount of assets in the applicable fund. The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees received by our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. Our ability to generate performance fees and allocations is an important element of our business and these items have historically accounted for a very significant portion of our income.

The general partner or an affiliate of each of our carry funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partner of one of our credit-oriented carry funds is entitled to a carried interest equal to 15%. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund, as a result of diminished performance of later investments in a carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (15% in the case of one of our credit-oriented carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. Despite the fact that since the inception of the funds, the general partners have not been required to make a cash clawback payment, we have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2008, if the various carry funds were liquidated at their current carrying value. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a very significant portion of our income.

For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors, We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Many of our investment advisors receive customary transaction fees upon consummation of many of the funds’ acquisition transactions, receive monitoring fees from many of their portfolio companies following acquisition, and may from time to time receive disposition and other fees in connection with their activities. The transaction fees which they receive are generally calculated as a percentage (that generally can range up to 1%) of the total enterprise value of the acquired entity. Our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such transaction fees and certain other fees that they receive.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the assets of any particular fund. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Sources of Cash and Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. In some cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time on an annual basis offer to our senior managing directors and employees a part of the general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest.

Investors in many of our funds also receive the opportunity to make additional “co-investments” with the investment funds. Our senior managing directors and employees, as well as Blackstone itself, also have the opportunity to make co-investments, which we refer to as “side-by-side investments,” with many of our carry funds. Co-investments and side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund. Co-investments refer to investments arranged by us that are made by our limited partner investors (and other investors in some instances) in a portfolio company or other assets alongside an investment fund. In certain cases, such co-investments may involve additional manager fees or carried interest. Side-by-side investments are similar to co-investments but are made pursuant to a binding election, subject to certain limitations, submitted in January of each year for the estimated activity during the ensuing 12 months under which the senior managing directors, employees and certain affiliates of Blackstone, as well as Blackstone itself, are permitted to make investments alongside a particular carry fund in all transactions of that fund for that year. Our side-by-side investments are funded in cash and are not generally subject to management fees or carried interest.

Competition

The asset management and financial advisory industries are intensely competitive, and we expect them to remain so. We compete both globally and on a regional, industry and niche basis. We compete on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, reputation, range of products and services, innovation and price.

Asset Management. We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we face competition primarily from other private equity funds, specialized investment funds, hedge fund sponsors, other financial institutions including sovereign wealth funds, corporate buyers and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, any increase in the allocation of amounts of capital to alternative investment strategies by institutional and individual investors could well lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.

Financial Advisory. Our competitors are other advisory, investment banking and financial firms. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. Our competitors also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In the current market environment, we are also seeing increased competition from independent boutique advisory firms focused primarily on mergers and acquisitions advisory and/or restructuring services. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

Competition is also intense, particularly from independent boutique advisory firms, for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Asset Management Business—The asset management business is intensely competitive” and “—Risks Related to Our Financial Advisory Business—We face strong competition from other financial advisory firms”.

Employees

As of December 31, 2008, we employed approximately 1,340 people, including our 90 senior managing directors and approximately 535 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

Blackstone Advisory Services L.P., a subsidiary of ours through which we conduct our financial advisory business, is registered as a broker-dealer with the SEC and is a member of The Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Park Hill Group LLC is registered as a broker-dealer with the SEC and is a member of FINRA and is registered as a broker-dealer in several states. Park Hill Group Real Estate Group LLC is also registered as a broker-dealer with the SEC and is a member of FINRA and is registered as a broker-dealer in several states. Our broker-dealer entities are subject to regulation and oversight by the SEC.

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

The SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of asset management firms.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments (including, without limitation, India, Japan and Hong Kong), their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, marketing of investment products, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in compliance with the U.S. Sarbanes-Oxley Act of 2002. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Our enterprise risk management function further analyzes our business, investment, and other key risks, reinforcing their importance in our environment. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Legal Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

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

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.blackstone.com. We make available free of charge on or through www.blackstone.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not, however, a part of this report.

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

Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. In the event of a market downturn each of our businesses could be affected in different ways.

For example, the unprecedented turmoil in the global capital markets and in the financial services industry during 2008 had a significant material adverse effect on our investment businesses. The deterioration of the global debt markets, the failure of companies in the financial services industry and stalled lending markets created by credit fears during 2008 created very challenging financing conditions for private equity and real estate sponsors, including us. The lack of liquidity in the financing markets has materially hindered the initiation of new, large-sized corporate private equity transactions, significantly affecting the operating performance of our corporate private equity and real estate segments. Challenging financing conditions make it more difficult for us to obtain funding for additional investments or for our funds’ portfolio companies to obtain additional capital to support their existing operations. Moreover, lack of financing makes it more difficult for potential buyers to raise sufficient capital to purchase assets in our funds’ portfolios, thereby reducing our funds’ opportunities to exit and realize value from their investments. The lack of financing in 2008 resulted in a significant reduction in asset purchases and dispositions by our investment funds. Because we may generate revenues from transaction fees on the consummation of a fund’s purchase of an asset and carried interest on the sale and realization of profits from the sale of an investment, this lack of financing in 2008 had a negative effect on our operating results and cash flow. A market downturn may also cause us to be unable to find suitable investments for our investment funds to effectively deploy capital. Because we can generally only raise capital for a successor fund following the substantial deployment of capital from the existing fund, our inability to find suitable investments and deploy capital could adversely affect our ability to raise capital for our investment funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our operating results and cash flow. For example, during 2008, the performance of our investment funds for the year was generally negative due to the significant weakness in some of the portfolio companies’ operating and financial performance stemming from the global economic downturn and a decline in valuation multiples. These portfolio companies’ weak operating and financial performance and a decline in valuation multiples resulted in lower valuations, thereby adversely affecting the performance of our investment funds. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-oriented funds.

Our operating performance may also be adversely affected by our fixed costs and other expenses and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. In order to reduce expenses in the face of a difficult economic environment, we may need to cut back or eliminate the use of certain services or service providers, or terminate the employment of a significant number of our personnel that, in each case, could be important to our business and without which our operating results could be adversely affected.

In addition, our financial advisory business can be materially affected by conditions in the global economy and various financial markets. For example, revenues generated by our financial advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of mergers and acquisitions transactions may decrease, thereby reducing the demand for our financial advisory services and increasing price competition among financial services companies seeking such engagements.

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common units to decline.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds and fees received by our advisory business can vary significantly from quarter to quarter. Since the latter half of 2007, the lack of financing has resulted in a significant reduction in asset purchases and dispositions by our investment funds and because we may potentially get transaction fees on the consummation of a fund’s purchase of an asset or carried interest on the sale and realization of profits from an asset, this lack of financing has had a negative effect on our operating results and cash flow. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our common units and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our common units or increased volatility in our common unit price generally.

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

Adverse economic and market conditions may adversely affect our liquidity position, which could adversely affect our business operations in the future.

We use cash to (1) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds; (2) provide capital for business expansion; (3) pay operating expenses and other obligations as they arise; (4) fund capital expenditures; (5) repay debt; (6) pay income taxes; and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our IPO, our principal sources of cash are: (1) Net Fee Related Earnings from Operations, (2) Performance Fees and Allocations net of related profit sharing interests that are included in Compensation and (3) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We also maintain a $1.0 billion revolving 364 day credit facility with a final maturity date of May 11, 2009. We had $503.7 million in cash and no debt in excess of our cash balances at the end of 2008. During 2008, the global economic downturn and significant disruption in the market adversely affected realization events and net returns experienced by our investment funds, thereby significantly reducing the amount of cash generated from operations compared to prior years. During 2008, the firm had adjusted cash flow from operations of $128.8 million. We also paid distributions to common unitholders of $240 million ($0.90 per common unit) in respect of the first three quarters of 2008 (but will not be making any distribution to common unitholders in respect of the fourth quarter of 2008). To the extent the current adverse conditions in the global economy and the financing markets continue or worsen, we anticipate that the cash that we receive due to realization events by our carry funds will continue to be adversely affected, which could require us to rely on other sources of cash to fund our general partner and co-investment commitments to our carry funds, which could be substantial. Furthermore, if the current challenging credit market conditions were to continue or worsen, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

We depend on our co-founder and other key senior managing directors and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, skill, reputations and business contacts of our co-founder, Stephen A. Schwarzman, our President and Chief Operating Officer, Hamilton E. James, our Vice Chairman, J. Tomilson Hill, and other key senior managing directors, the information and deal flow they and other senior managing directors generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. The competition for talent remains fierce. As part of the reorganization we effected prior to our initial public offering in June 2007, our current senior managing directors and other senior personnel received partnership units in Blackstone Holdings (as defined under “Item 13. Certain Relationships, Related Transactions and Director Independence—Blackstone Holdings Partnership Agreements”). Distributions in respect of these equity interests may not equal the cash distributions previously received by our senior managing directors prior to our initial public offering. Until December 31, 2009, the income (and accordingly distributions) of Blackstone Holdings will be allocated on a priority basis to The Blackstone Group L.P.’s wholly-owned subsidiaries, which may reduce the amount of distributions received by our senior managing directors. Additionally, ownership of a portion of the Blackstone Holdings Partnership Units received by our senior managing directors is not dependent upon their continued employment with us as those equity interests were fully vested upon issuance. Moreover, the minimum retained ownership requirements and transfer restrictions to which these interests are subject in certain instances lapse over time, may not be enforceable in all cases and can be waived. There is no guarantee that the non-competition and non-solicitation agreements to which our senior managing directors are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In addition, these agreements will expire after a certain period of time, at which point each of our senior managing directors would be free to compete against us and solicit investors in our funds, clients and employees.

We might not be able to provide future senior managing directors with equity interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, if legislation were to be enacted by the U.S. Congress or any state or local governments to treat carried interest as ordinary income rather than as capital gain for tax purposes, such legislation would materially increase the amount of taxes that we and possibly our unitholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Risks Related to United States Taxation—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Alternatively, the value of the units we may issue senior managing directors at any given time may subsequently fall (as reflected in the market price of our common units), which could counteract the incentives we are seeking to induce in them. Therefore, in order to recruit and retain existing and future senior managing directors, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior managing directors over time, we may increase the level of compensation we pay to our senior managing directors, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business to future senior managing directors would dilute public common unitholders.

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

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy (including our acquisition of GSO) will depend on, among other things: (1) the availability of suitable opportunities; (2) the level of competition from other companies that may have greater financial resources; (3) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities; (4) our ability to identify and enter into mutually beneficial relationships with venture partners; (5) and our ability to successfully integrate and oversee the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

Legislation has been introduced in the U.S. Congress that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units.

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

If enacted, the Baucus-Grassley Bill would be effective as of June 14, 2007 but under a transition rule contained in the proposed legislation, it would apply to us beginning with our taxable year beginning January 1, 2013. On June 20, 2007, legislation was introduced in the House of Representatives that is substantially similar to the Baucus-Grassley Bill except that if enacted it would apply to us commencing with our taxable year beginning January 1, 2008. If either proposed legislation or similar legislation were to be enacted into law, we would incur a material increase in our tax liability when such legislation begins to apply to us. If we were taxed as a corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 10%. If a variation of this proposed legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, this would materially increase our tax liability and could well result in a reduction in the value of our common units.

On June 25, 2008, the U.S. House of Representatives passed a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would generally require us to hold interests in entities earning such income through taxable subsidiary corporations starting in 2010, and (2) tax carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. The Obama Administration’s budget proposals released on February 26, 2009 include a proposal to tax carried interest as ordinary income. If any such legislation or similar legislation were to be enacted and apply to us, it would materially increase our tax liability, which would likely result in a reduction of the value of our common units.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a public entity, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, or “Exchange Act,” and requirements of the U.S. Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley Act.” These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to continue to incur significant additional annual expenses related to these steps, including among other things additional directors and officers liability insurance, director fees, reporting requirements of the Securities and Exchange Commission, or “SEC,” transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses.

As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards (“IFRS”) instead of under accounting principles generally accepted in the United States of America (“U.S. GAAP”). IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board (“IASB”) and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect Blackstone. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of Blackstone, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

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

The environment in which we operate is subject to further regulation. Moreover, as a result of the recent economic downturn, acts of serious fraud in the alternative asset management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Legislation has been adopted in Australia, Denmark, Germany and Italy that limits the tax deductibility of interest expense incurred by companies in those countries. These measures will most likely adversely affect portfolio companies in those countries in which our private equity funds have investments and limit the benefits of additional investments in those countries. Our corporate private equity business is subject to the risk that similar measures might be introduced in other countries in which our private equity funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

In addition, regulatory developments designed to increase oversight of hedge funds may adversely affect our business. For instance, legislation has been introduced in the U.S. Congress that would give the SEC the authority to require hedge funds and private equity funds to register with the SEC and would impose other requirements on them. While all of our entities that serve as advisers to our investment funds are already registered with the SEC under the Investment Advisers Act of 1940, or “Advisers Act,” as investment advisers, other new legislation or regulatory requirements could constrain or otherwise impose burdens on our business.

Our use of leverage to finance our business will expose us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

We intend to use borrowings to finance our business operations as a public company. That exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them. These risks are exacerbated by our funds’ use of leverage to finance investments.

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

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest or our financial advisory clients. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected. In January 2009, an employee in our corporate and mergers and acquisitions advisory business was charged with violations of the insider trading laws.

Risks Related to Our Asset Management Business

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.

In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled. Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions which would decrease our revenue. During 2008, many fund sponsors experienced pressure to lower fees and subsequently did so in respect of generally poor performance across the alternative asset management industry.

Our asset management business depends in large part on our ability to raise capital from third party investors. If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect transaction fees or carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 a large number of third party investors that invest in alternative assets and have historically invested in our investment funds experienced negative pressure across their investment portfolios, which affected our ability to raise capital from them. As a result of the significant economic downturn during 2008, these third-party investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, and were restricted from making new commitments to third party managed investment funds such as those managed by us. To the extent economic conditions remain negative and these issues persist, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. For instance, we are in the process of raising our sixth general corporate private equity fund and although we have raised a significant portion of capital for that fund to invest and expect to raise significant additional capital, the final amount we do eventually raise may be less than its predecessor fund and below our desired amount for that fund. Moreover, as we seek to expand into other asset classes, such as funds that focus on the infrastructure and clean technology asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition. In addition, in connection with raising new funds or making further investments in existing funds, we have confronted and expect to continue to confront investor requests to decrease fees, which could result in a reduction in the fees and carried interest and incentive fees we earn.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are often no readily ascertainable market prices for illiquid investments in our corporate private equity, real estate and certain of our credit-oriented funds. We determine the value of the investments of each of our corporate private equity, real estate and credit-oriented funds at least quarterly based on the fair value of such investments. The fair value of investments of a corporate private equity, real estate or credit-oriented fund is generally determined using several methodologies described in the investment funds’ valuation policies.

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of private investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values we consider projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used by us to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

•

the rates of returns of our corporate private equity and real estate funds in recent years were positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;

•

our investment funds’ returns in recent years benefited from investment opportunities and general market conditions that may not repeat themselves (including, for example, particularly favorable borrowing conditions in the debt markets during 2005, 2006 and early 2007), and our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and

•

the rates of return reflect our historical cost structure, which may vary in the future due to various factors enumerated elsewhere in this report and other factors beyond our control, including changes in laws.

In addition, future returns will be affected by the applicable risks described elsewhere in this Form 10-K, including risks of the industries and businesses in which a particular fund invests.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our corporate private equity and real estate businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Since the middle of 2007, there has been little financing of any type available for leveraged acquisition transactions, which has significantly reduced the ability of our corporate private equity and real estate funds to make investments.

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

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, many investments consummated by private equity sponsors during the past three years which utilized significant amounts of leverage are experiencing severe economic stress and may default on their debt obligations due to a decrease in revenues and cash flow precipitated by the recent economic downturn.

When our corporate private equity and real estate funds’ existing portfolio investments reach the point when debt incurred to finance those investments mature in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the current unusually limited availability of financing for such purposes were to persist for several years, when significant amounts of the debt incurred to finance our corporate private equity and real estate funds’ existing portfolio investments start to come due, these funds could be materially and adversely affected.

Many of the hedge funds in which our funds of hedge funds invest, our credit-oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

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

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

•	some investors may prefer to invest with an investment manager that is not publicly traded; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by competitors. In addition, if the current unsettled conditions in the credit markets were to continue, the attractiveness of our investment funds relative to investments in other investment products could decrease. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow.

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

In connection with the due diligence that our funds of hedge funds conduct in making and monitoring investments in third party hedge funds, we rely on information supplied by third party hedge funds or by service providers to such third party hedge funds. The information we receive from them may not be accurate or complete and therefore we may not have all the relevant facts necessary to properly assess and monitor our funds’ investment in a particular hedge fund.

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

We have engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small and medium-sized investments.

Our corporate private equity and real estate funds have invested and plan to continue to invest in large transactions. The size of these investments involves certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions and other third parties.

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We participated in a significant number of consortium transactions in recent years due to the increased size of many of the transactions in which we were involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “—Our investment funds make investments in companies that we do not control.”

Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.

Our investment funds make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our corporate private equity and real estate funds may acquire minority equity interests (particularly in consortium transactions, as described in “—We have engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.

If, at the end of the life of a carry fund, as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (15% in the case of one of our credit-oriented carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

Investors in our hedge funds may redeem their investments in these funds. In addition, investors in our other investment funds have the right to cause these investment funds to be dissolved. These events would lead to a decrease in our revenues, which could be substantial.

Investors in our hedge funds may generally redeem their investments on an annual, semi-annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years), subject to the applicable fund’s specific redemption provisions. In a declining market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenues, net income and cash flows. There were unusually large redemptions by investors in the hedge fund industry generally in the second half of 2008 due to unsettled conditions in the capital markets.

The governing agreements of all of our investment funds (with the exception of certain of our funds of hedge funds) provide that, subject to certain conditions, third-party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds enable investors in those funds to vote to terminate the investment period by a simple majority vote in accordance with specified procedures or accelerate the withdrawal of their capital on an investor by investor basis in the event certain “key persons” in our investment funds (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our corporate private equity funds) do not remain active managing the fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

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

Third party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in all of our carry funds (and certain of our hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. We have not had investors fail to honor capital calls to any meaningful extent. Any investor that did not fund a capital call would be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result for instance of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. During 2008, real estate markets in the U.S. and Europe generally experienced increases in capitalization rates and declines in value as a result of the overall economic decline and the limited availability of financing. As a result, the value of investments in our real estate funds declined significantly. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Environment” for further discussion of the real estate market environment. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments are subject to a greater risk of poor performance or loss.

Certain of our investment funds, especially our credit-oriented funds, may invest in business enterprises involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation.

Certain of our fund investments may be concentrated in certain asset types or in a geographic region, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, over 92% of the investments of our real estate funds are in office building and hotel assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

Hedge fund investments are subject to numerous additional risks.

Investments by our funds of hedge funds in other hedge funds, as well as investments by our hedge funds, are subject to numerous additional risks, including the following:

•

Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who may not have as significant track records as an independent manager.

•

Generally, there are few limitations on the execution of the hedge funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds.

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

•

Hedge funds are subject to risks due to potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for our funds of hedge funds. For example, if one of our funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded. In 2008, many hedge funds, including certain of our hedge funds, experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets. Moreover, certain of our funds of hedge funds were invested in third party hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of hedge funds from receiving their capital back on request.

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

The fees earned by Park Hill Group, our fund placement business, are generally recognized by us for accounting purposes, upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically actually paid by a Park Hill Group client over a period of time (e.g., two to three years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund with interest. There is a risk that during that period of time, Park Hill Group may not be able to collect on all or a portion of the fees Park Hill is due for the placement services it has already provided to such client. For instance, Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill for its placement services are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the fees earned by Park Hill Group would be adversely affected.

We face strong competition from other financial advisory firms.

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation and reputation and price. We have always experienced intense competition over obtaining advisory mandates, and we may experience pricing pressures in our financial advisory business in the future as some of our competitors seek to obtain increased market share by reducing fees. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services revenue in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In the current market environment, we are also seeing increased competition from independent boutique advisory firms focused primarily on mergers and acquisitions advisory and/or restructuring services. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

Risks Related to Our Organizational Structure

Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business.

Our general partner, Blackstone Group Management L.L.C., which is owned by our senior managing directors, manages all of our operations and activities. Blackstone Group Management L.L.C. has a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Stephen A. Schwarzman, will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founder, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner (our senior managing directors) holding a majority in interest in our general partner.

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, has 84.0% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

As a result of these matters and the provisions referred to under “—Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business”, our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of The Blackstone Group L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.

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

See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Partnership Management and Governance—Conflicts Committee.”

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

Also, if our general partner obtains the approval of the conflicts committee of our general partner, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our general partner of any duties it may owe to us or our common unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Common unitholders, in purchasing our common units, are deemed as having consented to the provisions set forth in the partnership agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, common unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Partnership Management and Governance—Conflicts Committee.”

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

Our current intention is to distribute to our common unitholders substantially all of our net after-tax share of our annual Adjusted Cash Flow from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. The Blackstone Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. The Blackstone Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries, to fund any distributions The Blackstone Group L.P. may declare on the common units. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings, except that The Blackstone Group L.P.’s wholly-owned subsidiaries will be entitled to priority allocations of income through December 31, 2009.

Our ability to make cash distributions to our unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility require that the ratio of recourse debt of the Blackstone Holdings partnerships on a combined basis to partners’ capital of the Blackstone Holdings partnerships on a combined basis be no greater than 4.5 to 1, which may prohibit us from making certain distributions. Subject to a notice period and a cure period, distributions in violation of the terms of our revolving credit facility would result in a default under our revolving credit facility. In addition, Blackstone Holdings’ cash flow from operations may be insufficient to enable it to make required minimum tax distributions to its partners, in which case Blackstone Holdings may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash distributions rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.

We expect to record significant net losses for a number of years as a result of the amortization of finite lived intangible assets and non-cash equity based compensation.

As part of the reorganization related to our initial public offering we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. We have recorded $876.3 million of finite lived intangible assets (in addition to $1.52 billion of goodwill). We are amortizing these finite lived intangibles over their estimated useful lives, which range between five and fifteen years, using the straight-line method. In addition, as part of the reorganization, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite lived intangible assets and of this non-cash equity based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

We are required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our common units and related transactions.

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

The corporate taxpayers have entered into a tax receivable agreement with our senior managing directors and other pre-IPO owners that provides for the payment by the corporate taxpayers to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.

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

An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and financial advisory firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Blackstone Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, The Blackstone Group L.P. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings partnerships and are vested with all management and control over the Blackstone Holdings partnerships. We do not believe the equity interests of The Blackstone Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Blackstone Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe The Blackstone Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above. In addition, we believe The Blackstone Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 157,618,895 voting common units outstanding as of February 20, 2009. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings own an aggregate of 819,981,930 Blackstone Holdings Partnership Units outstanding as of February 20, 2009. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that would require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Transactions with Related Persons—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

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

As of February 20, 2009, we had granted 29,425,972 outstanding deferred restricted common units and 11,677,769 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors, respectively, under our 2007 Equity Incentive Plan. The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 157,697,669 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 20, 2009. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “—Legislation has been introduced in the U.S. Congress that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units”, the U.S. Congress has recently considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

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

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—Legislation has been introduced in the U.S. Congress that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units”. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash distributions from us.

Our common unitholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, or “CFC,” and a Passive Foreign Investment Company, or “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and common unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require persons holding our common units to recognize additional amounts in income during the years in which they hold such units.

The Blackstone Group L.P.’s interest in certain of our businesses are held through Blackstone Holdings I/II GP Inc. or Blackstone Holdings IV L.P., which are treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.

In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, The Blackstone Group L.P. holds its interest in certain of our businesses through Blackstone Holdings I/II GP Inc. or Blackstone Holdings IV L.P., which are treated as corporations for U.S. federal income tax purposes. Each such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of our common units.

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

We currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us, Blackstone Holdings III L.P. or Blackstone Holdings IV L.P. If no such election is made, there will generally be no adjustment to the basis of the assets of Blackstone Holdings III L.P. or Blackstone Holdings IV L.P. upon our acquisition of interests in Blackstone Holdings III L.P. or Blackstone Holdings IV L.P. in connection with our initial public offering, or to our assets or to the assets of Blackstone Holdings III L.P. or Blackstone Holdings IV L.P. upon a subsequent transferee’s acquisition of common units from a prior holder of such common units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of Blackstone Holdings

III L.P. or Blackstone Holdings IV L.P. attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us, Blackstone Holdings III L.P. or Blackstone Holdings IV L.P., gain allocable to a holder of common units could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such units, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. We also lease other office space in New York for GSO and we lease our offices in Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, San Francisco, London, Paris, Mumbai, Beijing, Tokyo and Hong Kong. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” above. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements.

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

In May 2007, Aladdin Solutions, Inc. (“Aladdin”), an acquisition vehicle set up by Blackstone Capital Partners V (“BCP”), entered into a merger agreement with Alliance Data Systems Corporation (“ADS”) providing for BCP’s acquisition of ADS (the “Merger Agreement”). Among the preconditions to the closing of this transaction was receipt of the required approval by the Office of the Comptroller of the Currency (the “OCC”) of the change in control of an important subsidiary of ADS, a credit card bank (the “Bank”). The Merger Agreement obligated Aladdin to use its “reasonable best efforts” to obtain OCC approval. Aladdin made extensive efforts to secure that approval, but as a condition to providing its approval, the OCC insisted on various demands that in BCP’s opinion would be materially harmful to BCP’s investment in ADS. Therefore, in April, 2008 Aladdin exercised its right to terminate the Merger Agreement due to the failure to obtain the required OCC approval. ADS filed an action against BCP claiming that Aladdin failed to use its reasonable best efforts to obtain OCC approval and therefore breached the provisions of the Merger Agreement and is seeking to collect a $170 million business interruption fee which was payable to ADS by Aladdin (and guaranteed by BCP) if Aladdin breaches its obligations under the Merger Agreement. (Under the terms of BCP’s limited partnership agreement, Blackstone would ultimately bear approximately 50% of any payment made in respect of such business interruption fee.) In January 2009 a Delaware Chancery Court judge granted Blackstone’s motion to dismiss ADS’s complaint in its entirety. ADS has filed a notice to appeal that decision to the Supreme Court of Delaware.

In April and May 2008, five substantially identical complaints were brought in the United States District Court for the Southern District of New York and a sixth complaint was brought in the Northern District of Texas against Blackstone and some of its executive officers. These suits, which purport to be class actions on behalf of purchasers of common units in Blackstone’s June 21, 2007 initial public offering, were subsequently consolidated into one suit in the Southern District of New York. In October 2008, a consolidated and amended complaint was filed naming as defendants Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleges that (1) the IPO prospectus was false and misleading for failing to disclose that (a) certain investments made by Blackstone’s private equity funds were performing poorly at the time of the IPO and were materially impaired and (b) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1).

Blackstone believes that the foregoing suits are totally without merit and intends to defend them vigorously.

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

	Sales Price
2008	High	Low
First Quarter	$22.59	$13.40
Second Quarter	$20.98	$15.91
Third Quarter	$19.50	$14.00
Fourth Quarter	$15.95	$4.15

The number of holders of record of our common units as of February 20, 2009 was 49. This does not include the number of unitholders that hold shares in “street-name” through banks or broker-dealers.

Cash Distribution Policy

With respect to fiscal 2008, we have paid distributions of $0.90 per common unit to record holders of common units. We are not paying any distribution to common unitholders in respect of the fourth quarter of 2008. No distributions were or are being paid in respect of 2008 to Blackstone personnel and others with respect to their Blackstone Holdings partnership units.

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Adjusted Cash Flow from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time.

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

Accordingly, as we have previously reported, until December 31, 2009, Blackstone personnel and others who hold Blackstone Holdings partnership units (and who own approximately 75% of all outstanding units, with common unitholders holding the remaining 25%) will not receive any distributions (other than tax distributions in the circumstances specified above) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. We do not intend to maintain this priority allocation after December 31, 2009.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility require that the ratio of recourse debt of the Blackstone Holdings partnerships on a combined basis to partners’ capital or cash of the Blackstone Holdings partnerships on a combined basis be no greater than 4.5 to 1, which may prohibit us from making certain distributions. Subject to a notice period and a cure period, distributions in violation of the terms of our revolving credit facility would result in a default under our revolving credit facility.

Common Unit Repurchases in the Fourth Quarter of 2008

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

The following table below sets forth information regarding repurchases of our common units during the quarter ended December 31, 2008. All of the repurchases shown in the table below were made pursuant to the repurchase program described above.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Millions)
Oct. 1 — Oct. 31, 2008	—	$—	—	$—
Nov. 1 — Nov. 30, 2008	430,062	$5.89	430,062	$372.5
Dec. 1 — Dec. 31, 2008	462,812	$5.56	462,812	$369.9

Total	892,874		892,874

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated and combined statements of financial condition and income data as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 have been derived from our consolidated and combined financial statements. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2008 and 2007 and Consolidated and Combined Statements of Operations for the years ended December 31, 2008, 2007 and 2006 are included elsewhere in this Form 10-K. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2006, 2005 and 2004 and Consolidated and Combined Statements of Operations for the years ended December 31, 2005 and 2004 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated and combined financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,476,357	$1,566,047	$1,077,139	$478,908	$496,195
Performance Fees and Allocations	(1,247,320)	1,126,640	1,267,764	880,906	973,496
Investment Income (Loss) and Other	(578,398)	357,461	272,526	208,418	255,455

Total Revenues	(349,361)	3,050,148	2,617,429	1,568,232	1,725,146

Expenses
Compensation and Benefits (1)	3,859,787	2,256,647	250,067	182,604	139,513
Interest	23,008	32,080	36,932	23,830	16,239
General, Administrative and Other	440,776	324,200	122,395	87,413	78,126
Fund Expenses	63,031	151,917	143,695	67,972	43,123

Total Expenses	4,386,602	2,764,844	553,089	361,819	277,001

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(872,336)	5,423,132	6,090,145	4,071,046	4,992,837

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(5,608,299)	5,708,436	8,154,485	5,277,459	6,440,982
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(4,404,278)	4,059,221	5,856,345	3,934,536	4,901,547

Income Before Provision (Benefit) for Taxes	(1,204,021)	1,649,215	2,298,140	1,342,923	1,539,435
Provision (Benefit) for Taxes	(40,989)	25,978	31,934	12,260	16,120

Net Income (Loss)	$(1,163,032)	$1,623,237	$2,266,206	$1,330,663	$1,523,315

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
		June 19, 2007 through December 31, 2007
Net Loss Per Common Unit—Basic and Diluted (2)
Common Units Entitled to Priority Distributions	$(4.36)	$(1.29)	N/A	N/A	N/A

Common Units Not Entitled to Priority Distributions	$(3.09)	N/A	N/A	N/A	N/A

Priority Distributions Declared (3)	$1.20	$0.30	N/A	N/A	N/A

(1)	Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees. Subsequent to our IPO, our compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses, including the amortization of all equity granted to existing employees at the time of the IPO, and (3) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.

(2)	Prior to our IPO in June 2007, we did not have any Blackstone common units. Accordingly, we had no earnings per common unit for the prior periods. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions— Reorganization” for further discussion.

(3)	Distributions declared reflects the calendar date of declaration for each distribution; the fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal 2007 we declared and paid distributions per common unitholder of $0.60 and for fiscal year 2008 we have declared and paid distributions per common unitholder of $0.90.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$9,257,911	$13,174,200	$33,891,044	$21,121,124	$21,253,939
Total Liabilities	$3,363,789	$2,868,199	$2,373,271	$2,082,771	$1,930,001
Non-Controlling Interests in Consolidated Entities	$2,384,965	$6,079,156	$28,794,894	$17,213,408	$17,387,507
Partners’ Capital	$3,509,157	$4,226,845	$2,722,879	$1,824,945	$1,936,431

(a)	The decrease in total assets from December 31, 2006, 2005 and 2004 to December 31, 2008 and 2007 is due to the deconsolidation of the Blackstone Funds as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Consolidation and Deconsolidation of Blackstone Funds”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s consolidated and combined financial statements and the related notes included within this Annual Report on Form 10-K.

On March 3, 2008, we acquired GSO Capital Partners L.P. and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various credit-oriented funds and collateralized loan obligation (“CLO”) vehicles. GSO’s results from the date of acquisition are included in our Marketable Alternative Asset Management segment.

During 2007 we consummated a number of significant transactions, including the reorganization on June 18, 2007, the concurrent completion of our initial public offering and sale of non-voting common units to Beijing Wonderful Investments on June 27, 2007, and the deconsolidation of a number of Blackstone Funds (effective June 27, 2007 and July 1, 2007). These transactions have had significant effects on many of the items within our consolidated and combined financial statements and affect the comparison of our results for periods following these transactions with those of prior years.

Our Business

Blackstone is one of the largest independent alternative asset managers in the world. We also provide a wide range of financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Our business is organized into four business segments:

•

Corporate Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. In addition, we are in the process of raising our seventh private equity fund and are seeking to launch new investment funds to make infrastructure and clean technology investments. Through our corporate private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. Our real estate segment is diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six general real estate funds, two internationally focused real estate funds, a European focused real estate fund and a special situations real estate fund. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. In addition, our real estate special situations fund targets global non-controlling debt and equity investment opportunities in the public and private markets.

•

Marketable Alternative Asset Management. Established in 1990, our marketable alternative asset management segment is comprised of our management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and resultant investment income generated by the Blackstone Funds, principally corporate private equity and real estate funds, are driven by value created by our strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy as well as other market conditions.

Business Environment

World markets and economies deteriorated in the fourth quarter of 2008, bringing the full year market and economic performance to some of the worst experienced since the Great Depression. In the United States, a GDP decline in the fourth quarter of 3.8% represented the greatest decline in more than 25 years. Developed nation economies generally are experiencing sharp contraction, while many emerging nations are experiencing slowing growth.

A combination of asset pricing declines and investor withdrawals reduced the value of equity and fixed income mutual fund and hedge fund holdings globally. In addition to concerns over weak economic trends, a combination of de-levering by institutional investors and a need for liquidity further pressured already stressed market pricing. Equity markets across North America, Europe and Asia declined in a range of 40-60% during 2008, with a broad-based sell-off across not only all regions but also all sectors. Commodity prices, which increased to record highs in mid-2008, dropped precipitously in the second half as demand declines caused excess supply. For example, oil prices increased to $145 per barrel in July and ended the year at $45 per barrel. Credit indices experienced similar trends, declining 25-30% to levels not experienced since the indices were initiated. Leveraged loan prices dropped from an average of 94.4% at the end of 2007 to 62.3% at year-end 2008, reaching new lows. High yield credit spreads widened by 1,100 basis points during the year. The U.S. dollar rose against each of the Euro and Pound Sterling by 4% and 36%, respectively. Demand for the 10-year U.S. treasuries drove the yield down to 2.1% at year end, a historic low. Interest rates globally have traded around historic lows.

Economic weakness also impacted real estate fundamentals and values globally. Hotels experienced a global slowdown in occupancy, culminating in a decline in the fourth quarter of 2008. Office fundamentals tend to lag those of other real estate categories and the broader economy due to the long-term nature of lease arrangements. Vacancy trends worsened in several markets in 2008. Securitization markets were very limited in 2008, heavily constraining availability of debt for new transactions.

Government intervention in the U.S., Europe and Asia continued in the fourth quarter and to date in 2009. Several financial and other institutions required government support in the form of guarantees or capital injections. Additionally, banks which have received Troubled Assets Relief Program (“TARP”) funds from the U.S. government are being encouraged to lend. Further, a stimulus package to be implemented in the U.S. in 2009 is intended to reverse the weak economic trends, including unemployment rate and a decline in consumer spending. The effectiveness of the above measures is still unknown.

The external shocks to the financial services industry have, and likely will continue, to reshape the competitive landscape. Some of the largest financial institutions have been acquired, required government bailouts or are shedding businesses. The largest brokerage firms have become bank holding companies.

Lenders continue to severely restrict commitments to new debt, limiting industry-wide leveraged acquisition activity levels in both corporate and real estate markets. General acquisition activity has continued to decline, which has had a significant impact on several of our investment businesses.

The duration of current economic and market conditions is unknown. Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe, Asia and to some extent elsewhere in the world.

Significant Transactions

Reorganization

The Blackstone Group L.P. was formed as a Delaware limited partnership on March 12, 2007. The Blackstone Group L.P. is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned by Blackstone’s senior managing directors and controlled by Stephen A. Schwarzman.

Blackstone’s business was historically conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its predecessor owners. In order to facilitate the initial public offering, as described in further detail below, the predecessor owners completed a reorganization (the “Reorganization”) as of the close of business on June 18, 2007 whereby, with certain limited exceptions, each of the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name, were contributed to five newly-formed holding partnerships (Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.) or sold to wholly-owned subsidiaries of The Blackstone Group L.P. (which in turn contributed them to the five Blackstone Holdings described above). The Blackstone Group L.P., through wholly-owned subsidiaries, is the sole general partner of each of the Blackstone Holdings partnerships.

On January 1, 2009, in order to simplify Blackstone’s structure and ease the related administrative burden and costs, Blackstone effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization.

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

Initial Public Offering

On June 27, 2007, The Blackstone Group L.P. completed the initial public offering (“IPO”) of its common units representing limited partner interests. Upon the completion of the IPO, public investors owned approximately 14.1% of Blackstone’s equity. Concurrently with the IPO, The Blackstone Group L.P. completed the sale of non-voting common units, representing approximately 9.3% of Blackstone’s equity, to Beijing Wonderful Investments, an investment vehicle subsequently transferred to China Investment Corporation. On October 28, 2008, the agreement with Beijing Wonderful Investments was amended whereby it, and certain of its affiliates, are restricted in the future from engaging in the purchase of Blackstone common units that would result in its aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis exceeding 12.5%, an increase from 10% at the date of the IPO. In addition, Blackstone common units that Beijing Wonderful Investments or its affiliates own in excess of 10% aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis are not subject to any restrictions on transfer but are non-voting while held by Beijing Wonderful Investments or its affiliates.

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

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone fund (with the exception of Blackstone’s then existing proprietary hedge funds and five of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, these rights became effective on June 27, 2007 for all Blackstone funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s consolidated and combined financial statements up to the effective date of these rights.

Acquisition of GSO Capital Partners LP

In March 2008, the Partnership completed the acquisition of GSO Capital Partners LP and certain of its affiliates. GSO is an alternative asset manager specializing in the credit markets. GSO manages various credit-oriented funds and various CLO vehicles. GSO’s results from the date of acquisition have been included in the Marketable Alternative Asset Management segment. The purchase consideration of GSO was $635 million, comprised of $355 million in cash and $280 million in Blackstone Holdings Partnership Units, plus up to an additional targeted $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over that period. The Partnership also incurred $6.9 million of acquisition costs. Additionally, performance and other compensatory payments subject to performance and vesting may be paid to the GSO personnel.

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

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of profits (“carried interest”) which are a component of our general partner interests in the carry funds. We are entitled to carried interest from an investment carry fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. In certain performance fee arrangements related to funds of hedge funds and some credit-oriented funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In all cases, each fund is considered separately in that regard and for a given fund, performance fees and allocations can never be negative over the life of the fund.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other.

Expenses

Compensation and Benefits Expense. Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees with all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses accounted for as partnership distributions rather than as employee compensation and benefits expense. Subsequent to our IPO, compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses and (3) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.

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

Non-Controlling Interests in Income of Consolidated Entities

Prior to the IPO, non-controlling interests in income of consolidated entities has primarily consisted of interests of unaffiliated third-party investors and AIG’s investments in Blackstone Funds pursuant to AIG’s mandated limited partner capital commitments, on which we receive carried interest allocations and which we refer to collectively as “Limited Partners” or “LPs” as well as discretionary investments by Blackstone personnel and employees. Non-controlling interests related to carry funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to our funds of hedge funds and certain of our credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years) when capital may not be withdrawn or may only be withdrawn subject to a redemption fee. When redeemed amounts become legally payable to investors in these funds on a current basis, they are reclassified as a liability. On the date of the Reorganization, such non-controlling interests were initially recorded at their historical carry-over basis as those interests remained outstanding and were not being exchanged for Blackstone Holdings Partnership Units.

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

Following the IPO, the Blackstone Holdings partnerships and certain of their subsidiaries continue to operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases will continue to be subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of The Blackstone Group L.P. and the Blackstone Holdings partnerships are subject to corporate federal, state and local income taxes that are reflected in our consolidated and combined financial statements.

There remains some uncertainty regarding Blackstone’s future taxation levels. In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, the U.S. Congress has recently considered other bills relating to the taxation of investment partnerships. In June 2008, the U.S. House of Representatives passed a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. The Obama Administration’s budget proposals released on February 26, 2009 include a proposal to tax carried interest as ordinary income. (See “Item 1A. Risk Factors – Legislation has been introduced in the U.S. Congress that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units.”) If any such legislation or similar legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

Economic Net Income

Economic Net Income (“ENI”) represents segment net income excluding the impact of income taxes and transaction-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction-related charges, nor do such financial statements reflect certain compensation expenses including performance payment arrangements associated with senior managing directors, departed partners and other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO but are included in the financial statements for periods following the IPO as a component of compensation and benefits expense. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 14. “Segment Reporting” in the “Notes to the Consolidated and Combined Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.)

Net Fee Related Earnings from Operations

Net Fee Related Earnings from Operations, which is a component of Adjusted Cash Flow from Operations, is a measure that highlights our earnings from operations excluding the income related to the performance fees and allocations and income earned from Blackstone’s investments in the Blackstone Funds. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for a detailed discussion on Net Fee Related Earnings from Operations.

Adjusted Cash Flow from Operations

Adjusted Cash Flow from Operations, which is derived from our segment reported results, is a supplemental non-GAAP measure we use to assess liquidity and amounts available for distribution to owners. Adjusted Cash Flow from Operations is intended to reflect the cash flow attributable to Blackstone without the effects of the consolidation of the Blackstone Funds. The equivalent GAAP measure is Net Cash Provided by (Used in) Operating Activities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our detailed discussion on Adjusted Cash Flow from Operations.

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

(2)	the net asset value of our hedge funds and our closed-end mutual funds; and

(3)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election and therefore do not have any advance notice obligations. Interests related to our funds of hedge funds and certain of our credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors upon advance written notice with the majority of our funds requiring from 60 days up to 95 days depending on the fund and the liquidity profile of the underlying assets.

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management fees. Our Fee-Earning Assets Under Management equal the sum of:

(1)	for our carry funds where the investment period has not expired, the amount of capital commitments;

(2)	for our carry funds where the investment period has expired, the remaining amount of invested capital;

(3)	the fair value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and as to which we receive fees;

(4)	the net asset value of our hedge funds and our closed-end mutual funds; and

(5)	the gross amount of assets of our CLOs.

Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to and the fair value of invested capital in our funds from Blackstone and our personnel regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management or fee-earning assets under management are not based on any definition of assets under management or fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

For our carry funds, total assets under management includes the fair value of the investments held whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

Limited Partner Capital Invested. Limited Partner Capital Invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in investments of our carry funds as to which we receive fees or a carried interest allocation. Over the 21-year period ending December 31, 2008, we earned average gross multiples of invested capital for realized and partially realized investments of 2.4x in both of our corporate private equity and real estate funds.

We manage our business using traditional financial measures and our key operating metrics since we believe that these metrics measure the productivity of our investment activities.

Consolidated and Combined Results of Operations

Following is a discussion of our consolidated and combined results of operations for each of the years in the three year period ended December 31, 2008. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated and combined results of operations and certain key operating metrics for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,476,357	$1,566,047	$1,077,139
Performance Fees and Allocations	(1,247,320)	1,126,640	1,267,764
Investment Income (Loss) and Other	(578,398)	357,461	272,526

Total Revenues	(349,361)	3,050,148	2,617,429

Expenses
Compensation and Benefits	3,859,787	2,256,647	250,067
Interest	23,008	32,080	36,932
General, Administrative and Other	440,776	324,200	122,395
Fund Expenses	63,031	151,917	143,695

Total Expenses	4,386,602	2,764,844	553,089

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(872,336)	5,423,132	6,090,145

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(5,608,299)	5,708,436	8,154,485
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(4,404,278)	4,059,221	5,856,345

Income (Loss) Before Provision (Benefit) for Taxes	(1,204,021)	1,649,215	2,298,140
Provision (Benefit) for Taxes	(40,989)	25,978	31,934

Net Income (Loss)	$(1,163,032)	$1,623,237	$2,266,206

The following table presents certain operating metrics for the years ended December 31, 2008, 2007 and 2006. For a description of how assets under management is determined, please see “—Key Financial Measures and Indicators—Operating Metrics—Assets Under Management.”

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$91,041,057	$83,152,253	$54,795,460

Assets Under Management
Balance, Beginning of Period	$102,427,372	$69,512,202	$51,098,827
Inflows (a)	30,273,768	31,624,346	19,242,243
Outflows (b)	(10,952,364)	(10,427,666)	(10,035,144)
Market Appreciation (Depreciation) (c)	(27,189,559)	11,718,490	9,206,276

Balance, End of Period	$94,559,217	$102,427,372	$69,512,202

Capital Deployed
Limited Partner Capital Invested	$6,548,651	$14,771,359	$10,812,140

(a)	Inflows represent contributions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds and increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs. For 2008, this also includes the assets under management of GSO at the closing date of the acquisition.
(b)	Outflows represent redemptions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Management and Advisory Fees were $1.48 billion for the year ended December 31, 2008, a decrease of $89.7 million, or 6%, as compared to $1.57 billion for the year ended December 31, 2007. A decrease in transaction fees reflected a reduction in the size and volume of consummated transactions in 2008 as compared to 2007 when we earned substantial transaction fees from our funds’ acquisitions of Equity Office Properties Trust and Hilton Hotels. This decrease was partially offset by an increase in base management fees of $254.2 million, or 34%, as a result of an increase in Fee-Earning Assets Under Management for 2008 as compared with 2007, as well as an increase in fees generated by our restructuring and reorganization and our corporate and mergers and acquisitions advisory services businesses.

Performance Fees and Allocations were $(1.25) billion for the year ended December 31, 2008, a decrease of $2.37 billion as compared to $1.13 billion for the year ended December 31, 2007. The change was due principally to a net depreciation in the fair value of the underlying portfolio investments of our funds compared to a net appreciation during the year ended December 31, 2007. The net depreciation in the fair value of the underlying portfolio investments was caused by a net reduction in the fair value of certain investments in our real estate and corporate private equity funds. Specifically, the fair value of our real estate and corporate private equity funds had a net depreciation of approximately 39% and 32%, respectively, as compared with a net appreciation of 35% and 16%, respectively in the prior year. The net reduction in the fair value of these investments was driven primarily by a decrease in projected exit multiples, lower operating projections for some portfolio investments, a reduction in share prices of various publicly held investments consistent with the general declines in the global equity markets and the decrease of the value of foreign currencies versus the U.S. dollar. Additionally, declines in Blackstone’s investments in certain of our funds of hedge funds, then-existing proprietary hedge funds and debt funds contributed to the decrease.

Investment Income (Loss) and Other was $(578.4) million for the year ended December 31, 2008, as compared to a gain of $357.5 million for the year ended December 31, 2007. The change was primarily attributable to a decrease in the fair value of our investments in our funds of hedge funds, then-existing proprietary hedge funds and credit-oriented funds, consistent with overall declines in the global equity and debt markets. In addition, our investments in our real estate, corporate private equity and certain credit-oriented funds decreased due to net depreciation in the fair value of underlying portfolio investments.

Management and Advisory Fees were $1.57 billion for the year ended December 31, 2007, an increase of $488.9 million, or 45%, as compared with $1.08 billion for the year ended December 31, 2006. The change was primarily due to an increase in transaction fees driven by our funds’ acquisitions of Hilton Hotels and Equity Office Properties Trust, as well as an increase in base management fees due to an increase in Fee-Earning Assets Under Management. Additionally, an increase in fees earned by our fund placement business and restructuring and reorganization advisory services businesses contributed to the overall increase.

Performance Fees and Allocations were $1.13 billion for the year ended December 31, 2007, a decrease of $141.1 million, or 11%, as compared to $1.27 billion for the year ended December 31, 2006. The change in Performance Fees and Allocations resulted primarily from a lower net appreciation in the fair value of the underlying portfolio investments of our real estate and corporate private equity funds compared to the prior year. Specifically, the fair value of our real estate and corporate private equity funds had a net appreciation of approximately 35% and 16%, respectively, as compared with 85% and 30%, respectively in the prior year. These decreases were substantially offset by strong performance in certain of our funds of hedge funds, credit-oriented funds and certain of our proprietary hedge funds.

Investment Income and Other was $357.5 million for the year ended December 31, 2007, an increase of $84.9 million, or 31%, as compared to $272.6 million for the year ended December 31, 2006. The increase was primarily attributable to returns earned on a $1.00 billion investment of a portion of our IPO proceeds in our funds of hedge funds, as well as returns earned on our investment in certain of our proprietary hedge funds. Fund level increases in the fair value of investments in our real estate funds due to accretive sales within our existing office and limited hospitality sector portfolios also contributed to the overall increase.

Expenses

Expenses were $4.39 billion for the year ended December 31, 2008, an increase of $1.62 billion, or 59%, as compared to $2.76 billion for the year ended December 31, 2007. The change reflected higher Compensation and Benefits of $1.60 billion, principally resulting from the incremental amortization of equity-based compensation of $1.53 billion as well as compensation including performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. The year ended December 31, 2008 reflects a full year of equity-based compensation and performance payment arrangements versus only approximately one half year in 2007. The net addition of personnel to support the growth of each of our business segments, including expansion into Asia and our hedge fund businesses, also contributed to the increase in Compensation and Benefits. These increases were partially offset by a reduction in compensation costs of $202.0 million resulting from the reversal of prior period carried interest allocations to certain personnel due to a net reduction in the fair value of underlying funds’ investments. General, Administrative and Other increased $116.6 million compared to the year ended December 31, 2007, primarily due to $35.6 million of incremental amortization expense associated with intangible assets related to our IPO, acquisition of GSO, as well as an increase of costs associated with being a public company. Our expenses are primarily driven by levels of business activity, revenue growth and headcount expansion.

Expenses were $2.76 billion for the year ended December 31, 2007, an increase of $2.21 billion compared to $553.1 million for the year ended December 31, 2006. The change was driven by an increase in Compensation and Benefits of $2.01 billion, principally resulting from an increase in equity-based compensation of $1.77 billion arising from an equity-based compensation plan that did not exist prior to our IPO. Additionally, $128.8 million of the increased compensation expenses was due to performance payment arrangements associated with our senior managing directors, departed partners and other selected employees which were accounted for as partnership distributions prior to our IPO. The net addition of personnel to support the growth of each of our business segments, including office openings and expansion in London, Hong Kong, Japan and India, also contributed to the increase in Compensation and Benefits. General, Administrative and Other increased $201.8 million as compared to the year ended December 31, 2006 primarily due to $117.6 million of amortization expense associated with intangible assets which did not exist in the period prior to our IPO as well as due to an increase of $47.9 million of professional fees due to the costs of being a public company.

Other Income (Loss)

Other Income (Loss) was $(872.3) million for the year ended December 31, 2008, a decrease of $6.39 billion as compared to $5.42 billion for the year ended December 31, 2007. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments as described above in “—Consolidation and Deconsolidation of Blackstone Funds.” These losses arose at the Blackstone Funds level, of which $(833.0) million of losses and $5.14 billion of gains were allocated to non-controlling interest holders for the years ended December 31, 2008 and December 31, 2007, respectively.

Other Income was $5.42 billion for the year ended December 31, 2007, a decrease of $667.0 million, or 11%, compared with $6.09 billion for the year ended December 31, 2006. The change was due to the deconsolidation of certain of our funds in our Corporate Private Equity, Real Estate and Marketable Alternative Asset Management segments at the IPO date. These gains arose at the Blackstone funds level, of which $5.14 billion and $5.86 billion were allocated to non-controlling interest holders for the years ended December 31, 2007 and December 31, 2006, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $91.04 billion at December 31, 2008, an increase of $7.89 billion, or 9%, compared with $83.15 billion at December 31, 2007. The increase was primarily driven by additional capital raised for our European focused real estate fund, contributions to our funds of hedge funds, the acquisition of GSO and the deployment of capital in funds which charge a fee based upon invested capital. These increases were partially offset by redemptions.

Fee-Earning Assets Under Management were $83.15 billion at December 31, 2007, an increase of $28.36 billion, or 52%, compared with $54.80 billion at December 31, 2006. The increase was primarily driven by additional capital raised for our fifth general corporate private equity fund, our sixth global real estate fund and contributions to our funds of hedge funds and proprietary hedge funds.

Assets Under Management

Assets Under Management were $94.56 billion at December 31, 2008, a decrease of $7.87 billion, or 8%, as compared with $102.43 billion at December 31, 2007. The change was principally due to a net depreciation in the fair value of portfolio investments of $27.19 billion. This was partially offset by the addition of $12.25 billion of Assets Under Management associated with our acquisition of GSO and $5.63 billion of inflows into our real estate funds, primarily our European focused real estate fund.

Assets Under Management were $102.43 billion at December 31, 2007, an increase of $32.92 billion, or 47%, from $69.51 billion at December 31, 2006. The change was primarily due to a net appreciation in the fair value of portfolio investments in our corporate private equity and real estate funds and $10.11 billion of capital raised for our sixth global real estate fund. Additionally, significant inflows from clients, as well as our $1.25 billion investment of a portion of our IPO proceeds in our funds of hedge funds and proprietary hedge funds, contributed to the overall increase.

Capital Deployed

Limited Partner Capital Invested was $6.55 billion for the year ended December 31, 2008, a decrease of $8.22 billion, or 56%, as compared to $14.77 billion for the year ended December 31, 2007. The change reflected a decrease in the size and volume of consummated transactions, compared to the prior year that most notably reflected our funds’ investments to acquire Equity Office Properties Trust and Hilton Hotels.

Limited Partner Capital Invested was $14.77 billion for the year ended December 31, 2007, an increase of $3.96 billion, or 37%, compared with $10.81 billion for the prior year. The change was due to an increase in our real estate funds of $5.04 billion, offset by a decrease in our corporate private equity funds of $1.22 billion.

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$268,961	$254,843	$222,509
Transaction and Other Fees	80,950	178,071	199,455
Management Fee Offsets	(34,016)	(65,035)	(17,668)

Total Management Fees	315,895	367,879	404,296
Performance Fees and Allocations	(430,485)	379,917	594,494
Investment Income (Loss) and Other	(171,580)	117,533	128,787

Total Revenues	(286,170)	865,329	1,127,577

Expenses
Compensation and Benefits	16,206	96,402	61,882
Other Operating Expenses	90,130	78,473	55,841

Total Expenses	106,336	174,875	117,723

Economic Net Income (Loss)	$(392,506)	$690,454	$1,009,854

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$25,509,163	$25,040,513	$21,122,326

Assets Under Management
Balance, Beginning of Period	$31,802,951	$29,808,110	$27,263,416
Inflows, including Commitments	127,930	5,456,134	4,984,750
Outflows, including Distributions	(964,182)	(5,917,520)	(5,581,864)
Market Appreciation (Depreciation)	(7,033,188)	2,456,227	3,141,808

Balance, End of Period	$23,933,511	$31,802,951	$29,808,110

Capital Deployed
Limited Partner Capital Invested	$3,760,262	$6,331,304	$7,549,449

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $(286.2) million for the year ended December 31, 2008, a decrease of $1.15 billion as compared to $865.3 million for the year ended December 31, 2007. The negative Performance Fees and Allocations and Investment Income (Loss) and Other were driven by a net depreciation in the fair value of certain portfolio investments resulting from reduced exit multiples, lower operating projections for some portfolio companies, decreased share prices of various publicly held investments and the decrease of the value of foreign currencies versus the U.S. dollar. Overall, the fair value of the segment’s underlying portfolio investments depreciated by approximately 32% for 2008 compared to a net appreciation in fair value of approximately 16% in 2007. Transaction and Other Fees decreased $97.1 million primarily due to a reduction in the number and size of closed fee-earning transactions in 2008, as well as a substantial transaction fee earned from our fund’s acquisition of Hilton Hotels together with our real estate funds in 2007. The $31.0 million decrease in Management Fee Offsets was primarily due to $24.2 million related to a reverse termination fee incurred in 2007 in connection with the termination of our planned acquisition of a subsidiary of PHH Corporation. Base Management Fees increased $14.1 million primarily due to the full-year impact of management fees on the $5.46 billion of inflows to Assets Under Management in 2007, driven by $4.68 billion of additional capital raised for our fifth general corporate private equity fund.

Revenues were $865.3 million for the year ended December 31, 2007, a decrease of $262.2 million, or 23% compared with $1.13 billion for the prior year. The change in both Performance Fees and Allocations and Investment Income and Other were driven primarily by lower net appreciation in the fair value of the underlying portfolio investments as compared to 2006. Specifically, in 2007 the fair value of the segment’s underlying portfolio investments appreciated by approximately 16% as compared to net appreciation in the fair value of approximately 30% in 2006. The weighted-average base on which this increase was calculated was approximately 57% greater in 2007 than the comparable base in 2006. Most significantly, due to the adverse conditions in the credit markets in the fall of 2007 which affected monoline financial guarantors, the carrying value of our portfolio investment in Financial Guaranty Insurance Company was reduced and accounted for $110.2 million or 51% of the decline in Performance Fees and Allocations. Base Management Fees increased $32.3 million as a result of $4.68 billion of additional capital raised for our fifth general corporate private equity fund during 2007. Management Fee Offsets increased $47.4 million due principally to an increase of $38.2 million in broken deal expenses, which included $24.2 million related to a reverse termination fee incurred in connection with the termination of our fifth general corporate private equity fund’s planned acquisition of a subsidiary of PHH Corporation and $9.2 million of placement fees paid for additional capital raised by our fifth general corporate private equity fund. The change in Transaction and Other Fees was due to fewer closed fee-earning transactions during 2007.

Expenses

Expenses were $106.3 million for the year ended December 31, 2008, a decrease of $68.5 million, or 39%, as compared to $174.9 million for the year ended December 30, 2007. The decrease in Compensation and Benefits of $80.2 million resulted principally from the reversal of prior period carried interest allocations to certain personnel of $126.9 million, primarily due to the depreciation in fair value of certain portfolio investments. These decreases were partially offset by the impact of performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Other Operating Expenses increased $11.7 million principally due to increases in professional fees, occupancy costs and foreign exchange losses, partially offset by a decrease in interest expense.

Expenses were $174.9 million for the year ended December 31, 2007, an increase of $57.2 million, or 49%, compared with $117.7 million for the prior year. The increase was primarily due to an increase in Compensation and Benefits of $34.5 million, principally resulting from compensation expenses including performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Additionally, Other Operating Expenses increased $22.6 million primarily due to an $18.1 million increase in professional fees primarily related to the costs of being a public company.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.51 billion at December 31, 2008, an increase of $468.7 million compared with $25.04 billion at December 31, 2007. The increase was driven primarily by the deployment of capital in funds which charge a fee based upon invested capital.

Fee-Earning Assets Under Management were $25.04 billion at December 31, 2007, an increase of $3.92 billion, or 19%, compared with $21.12 billion at December 31, 2006. The increase was driven by additional capital raised for our fifth general corporate private equity fund.

Assets Under Management

Assets Under Management were $23.93 billion at December 31, 2008, a decrease of $7.87 billion, or 25%, compared with $31.80 billion at December 31, 2007. The decrease was primarily due to a net depreciation in the fair value of our portfolio investments of $7.03 billion and realizations of $456.9 million.

Assets Under Management were $31.80 billion at December 31, 2007, an increase of $1.99 billion, or 7%, compared with $29.81 billion at December 31, 2006. The increase was primarily due to $5.46 billion of inflows, primarily related to additional capital raised for our fifth general corporate private equity fund and a $2.46 billion net appreciation in the fair value of our portfolio investments. These increases were partially offset by realizations.

Capital Deployed

Limited Partner Capital Invested was $3.76 billion for the year ended December 31, 2008, a decrease of $2.57 billion, or 41%, as compared to $6.33 billion for the year ended December 31, 2007. This decrease reflected a reduction in the number and size of investments closed during 2008 as asset values declined, sellers of businesses withdrew from the market and lenders continued to severely restrict commitments to new debt, as discussed above in “—Business Environment.”

Limited Partner Capital Invested was $6.33 billion for the year ended December 31, 2007, a decrease of $1.22 billion, or 16%, compared with $7.55 billion for the prior year. This decrease reflected reduced investment activity during the year ended December 31, 2007 due to a substantial tightening of credit which significantly reduced funding availability to initiate new, large-sized leveraged transactions.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$295,921	$233,072	$128,041
Transaction and Other Fees	36,046	348,410	144,541
Management Fee Offsets	(4,969)	(11,717)	(9,452)

Total Management Fees	326,998	569,765	263,130
Performance Fees and Allocations	(819,023)	623,951	633,596
Investment Income (Loss) and Other	(225,984)	135,827	102,444

Total Revenues	(718,009)	1,329,543	999,170

Expenses
Compensation and Benefits	76,793	145,146	67,767
Other Operating Expenses	55,782	54,829	28,659

Total Expenses	132,575	199,975	96,426

Economic Net Income (Loss)	$(850,584)	$1,129,568	$902,744

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$22,970,438	$18,637,673	$9,084,168

Assets Under Management
Balance, Beginning of Period	$26,128,049	$12,796,999	$6,927,990
Inflows, including Commitments	5,626,201	12,384,277	5,667,599
Outflows, including Distributions	(146,877)	(2,722,013)	(3,060,190)
Market Appreciation (Depreciation)	(7,452,731)	3,668,786	3,261,600

Balance, End of Period	$24,154,642	$26,128,049	$12,796,999

Capital Deployed
Limited Partner Capital Invested	$968,684	$8,171,854	$3,130,945

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $(718.0) million for the year ended December 31, 2008, a decrease of $2.05 billion compared to $1.33 billion for the year ended December 31, 2007. Performance Fees and Allocations and Investment Income (Loss) and Other decreased from the comparable 2007 period due principally to a net depreciation in the fair value of underlying portfolio investments of 39% for the year ended December 31, 2008, as compared with net appreciation of the underlying portfolio investments of 35% for the year ended December 31, 2007. The decline in 2008 was primarily the result of depreciation in the fair value of certain investments in our office and hospitality portfolios driven by both increases in capitalization rates and revised operating projections. Transaction and Other Fees decreased $312.4 million in 2008 primarily due to a substantial transaction fee earned from our funds’ acquisitions of Equity Office Properties Trust and Hilton Hotels in 2007. The increase in Base Management Fees of $62.8 million was primarily due to $5.63 billion of inflows, primarily related to additional capital raised for our European focused real estate fund, as well as a full twelve months of management fees from our sixth global real estate fund which commenced in February 2007.

Revenues were $1.33 billion for the year ended December 31, 2007, an increase of $330.4 million, or 33%, compared to $999.2 million for the year ended December 31, 2006. The change in Transaction and Other Fees was primarily due to the acquisitions of Hilton Hotels and Equity Office Properties Trust during 2007. Base Management Fees increased $105.0 million attributable to $114.3 million of fees generated from $10.11 billion of capital raised for our sixth global real estate fund, which commenced in February 2007. The increase in Investment Income and Other was attributable to net appreciation in the fair value of underlying portfolio investments due to accretive sales within our existing office and limited service hospitality portfolios. Overall, for the year ended December 31, 2007, the fair value of the segment’s underlying portfolio investments appreciated by approximately 35% as compared to net appreciation of approximately 85% in the prior year. The weighted-average base on which this increase was calculated was approximately three times greater in 2007 than the comparable base in the prior year. Our related Performance Fees and Allocations in 2007 were slightly lower compared with 2006 due to the increased amount of certain fees and expenses that must be deducted which had the effect of reducing our carried interest share of such increases in value.

Expenses

Expenses were $132.6 million for the year ended December 31, 2008, a decrease of $67.4 million, or 34%, as compared to $200.0 million for the year ended December 31, 2007. Compensation and Benefits decreased $68.4 million, principally from the reversal of prior period carried interest allocations to certain personnel of $70.6 million primarily due to the depreciation in fair value of certain fund investments.

Expenses were $200.0 million for the year ended December 31, 2007, an increase of $103.5 million compared with $96.4 million for the prior year. The change was primarily driven by an increase in Compensation and Benefits of $77.4 million, principally resulting from compensation expenses including performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Headcount additions required to meet our increased investment activity, due to expansion into Asia and the launch of our sixth global real estate fund, also contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $26.2 million, primarily related to an increase in professional fees of $17.5 million due to the costs of being a public company.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $22.97 billion at December 31, 2008, an increase of $4.33 billion, or 23%, compared with $18.64 billion at December 31, 2007. The increase was primarily driven by additional capital raised for our European focused real estate fund since December 31, 2007.

Fee-Earning Assets Under Management were $18.64 billion at December 31, 2007, an increase of $9.55 billion compared with $9.08 billion at December 31, 2006. The increase was primarily driven by capital raised for our sixth global real estate fund.

Assets Under Management

Assets Under Management were $24.15 billion at December 31, 2008, a decrease of $1.97 billion, or 8%, compared with $26.13 billion at December 31, 2007. The change was primarily due to net depreciation in the fair value of underlying portfolio investments, partially offset by $5.63 billion of inflows, primarily related to additional capital raised for our European focused real estate fund since December 31, 2007.

Assets Under Management were $26.13 billion at December 31, 2007, an increase of $13.33 billion compared with $12.80 billion at December 31, 2006. The change was primarily due to $12.38 billion of inflows, principally from $10.11 billion of capital raised for our sixth global real estate fund and net appreciation of the fair value of portfolio investments, primarily in our office and hospitality sectors.

Capital Deployed

Limited Partner Capital Invested was $968.7 million for the year ended December 31, 2008, a decrease of $7.20 billion, or 88%, from $8.17 billion for the year ended December 31, 2007. This decrease reflected a reduction in the volume and size of closed transactions as a result of the market conditions in 2008.

Limited Partner Capital Invested was $8.17 billion for the year ended December 31, 2007, an increase of $5.04 billion compared with $3.13 billion for the prior year. The change reflected an increase in size and volume of investment activity in 2007, most notably our funds’ acquisitions of Hilton Hotels for $3.71 billion and Equity Office Properties Trust for $3.27 billion.

Marketable Alternative Asset Management

The following table presents our results of operations for our Marketable Alternative Asset Management segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$476,836	$316,337	$183,027
Transaction and Other Fees	8,516	6,630	6,581
Management Fee Offsets	(6,606)	(33)	(1,215)

Total Management Fees	478,746	322,934	188,393
Performance Fees and Allocations	2,259	156,980	67,322
Investment Income (Loss) and Other	(329,485)*	148,082	64,751

Total Revenues	151,520	627,996	320,466

Expenses
Compensation and Benefits	240,955	150,330	74,855
Other Operating Expenses	106,027	74,728	53,942

Total Expenses	346,982	225,058	128,797

Economic Net Income (Loss)	$(195,462)	$402,938	$191,669

*	$(322.2) million of this loss was related to Blackstone’s equity invested in liquid Marketable Alternative Assets Management funds.

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$42,561,456	$39,474,067	$24,588,966

Assets Under Management
Balance, Beginning of Period	$44,496,372	$26,907,093	$16,907,421
Inflows, including Commitments	24,519,637	13,783,935	8,589,894
Outflows, including Distributions	(9,841,305)	(1,788,133)	(1,393,090)
Market Appreciation (Depreciation)	(12,703,640)	5,593,477	2,802,868

Balance, End of Period	$46,471,064	$44,496,372	$26,907,093

Capital Deployed
Limited Partner Capital Invested	$1,819,705	$268,201	$131,746

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $151.5 million for the year ended December 31, 2008, a decrease of $476.5 million, or 76%, as compared to $628.0 million for the year ended December 31, 2007. The decrease in Investment Income (Loss) and Other was due to declines in Blackstone’s investments in certain of our funds of hedge funds, then-existing proprietary hedge funds and credit-oriented funds. The decrease in Performance Fees and Allocations was attributable to net depreciation of the investment portfolios principally in certain of our funds of hedge funds, then-existing proprietary hedge funds and credit-oriented funds as compared to the year ended December 31, 2007. Base Management Fees increased $160.5 million due to an increase in the Fee-Earning Assets Under Management in 2008 as compared with 2007. Additionally, our acquisition of GSO in the first quarter of 2008 contributed $102.5 million of the overall increase.

Revenues were $628.0 million for the year ended December 31, 2007, an increase of $307.5 million, or 96%, compared to $320.5 million for the year ended December 31, 2006. Base Management Fees increased $133.3 million, or 73%, primarily due to an increase of $14.89 billion in Fee-Earning Assets Under Management, resulting from significant net inflows from institutional investors in new and existing funds, an increase in net appreciation of the portfolio and the launch of our equity hedge fund in the fourth quarter of 2006. The increase in Performance Fees and Allocations was primarily attributable to favorable investment performance in certain of our funds of hedge funds, our corporate debt funds and certain of our proprietary hedge funds. Investment Income and Other increased principally driven by returns earned on a $1.00 billion investment of a portion of our IPO proceeds in our funds of hedge funds, as well as returns earned on our investment in certain of our proprietary hedge funds.

Expenses

Expenses were $347.0 million for the year ended December 31, 2008, an increase of $121.9 million, or 54%, as compared to $225.1 million for the year ended December 31, 2007. The increase in Compensation and Benefits of $90.6 million was principally related to the acquisition of GSO which contributed $70.9 million of the overall increase. Additionally, compensation including performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO were a factor in the increase. To a lesser extent, headcount additions due to expansion into Asia and the launch of new funds contributed to the increase in Compensation and Benefits. Other Operating Expenses increased $31.3 million, primarily due to the acquisition of GSO, partially offset by a decrease in interest expense as a result of decreased investment activity. Included in our 2008 expenses were $10.3 million of restructuring accruals related to the restructuring of two of our single manager proprietary hedge funds and our credit-oriented funds.

Expenses were $225.1 million for the year ended December 31, 2007, an increase of $96.3 million, or 75%, compared to $128.8 million for the year ended December 31, 2006. The increase in Compensation and Benefits of $75.5 million was principally related to compensation expenses including performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Personnel additions to support asset growth, expansion into new business initiatives and the creation of new investment products contributed to the increase in compensation expenses. Other Operating Expenses increased $20.8 million, primarily due to an increase in professional fees associated with raising capital and the cost of being a public company.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $42.56 billion at December 31, 2008, an increase of $3.09 billion, or 8%, compared $39.47 billion at December 31, 2007. The increase was primarily driven by the acquisition of GSO and capital raised in our funds of hedge funds, partially offset by redemptions.

Fee-Earning Assets Under Management were $39.47 billion at December 31, 2007, an increase of $14.89 billion compared with $24.59 billion at December 31, 2006. The increase was driven primarily by contributions to our funds of hedge funds and proprietary hedge funds.

Assets Under Management

Assets Under Management were $46.47 billion at December 31, 2008, an increase of $1.97 billion, or 4%, compared to $44.50 billion at December 31, 2007. The change was driven by the acquisition of GSO, which contributed $12.25 billion to Assets Under Management, as well as capital raised in our funds of hedge funds of $7.72 billion. These increases were substantially offset by reductions in fair value of portfolio investments of $12.70 billion and total outflows of $9.84 billion primarily comprised of redemptions and realizations.

Assets Under Management were $44.50 billion at December 31, 2007, a net increase of $17.59 billion, or 65%, compared to $26.91 billion at December 31, 2006. The increase was due to significant inflows from a globally diverse base of clients, as well as our $1.25 billion investment of a portion of our IPO proceeds in our funds of hedge funds and proprietary hedge funds. Additionally, an increase in net appreciation in the fair value of portfolio investments contributed to the total increase. Our funds of hedge funds contributed $11.93 billion, or 68%, to the overall increase, primarily arising from new contributions from pension funds and financial institutions worldwide as well as a $1.00 billion investment of some of our IPO proceeds. Our proprietary hedge funds and our corporate debt vehicles contributed $2.64 billion and $2.13 billion, respectively, of the overall increase.

Capital Deployed

Limited Partner Capital Invested was $1.82 billion for the year ended December 31, 2008, an increase of $1.55 billion compared to $268.2 million for the year ended December 31, 2007. This increase principally reflected investments made by certain of our credit-oriented funds launched in 2008.

Limited Partner Capital Invested was $268.2 million for the year ended December 31, 2007, an increase of $136.5 million compared to $131.7 million for the year ended December 31, 2006.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$397,519	$360,284	$256,914
Investment Income and Other	13,047	7,374	3,408

Total Revenues	410,566	367,658	260,322

Expenses
Compensation and Benefits	234,755	132,633	45,563
Other Operating Expenses	67,277	39,037	20,886

Total Expenses	302,032	171,670	66,449

Economic Net Income	$108,534	$195,988	$193,873

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues were $410.6 million for the year ended December 31, 2008, an increase of $42.9 million, or 12%, as compared to $367.7 million for the year ended December 31, 2007. The change was driven by an increase in fees of $50.8 million, or 81%, generated by our restructuring and reorganization advisory services business as continued credit market turmoil and low levels of available liquidity led to increased bankruptcies, debt defaults and debt restructurings. Additionally, fees earned from our corporate and mergers and acquisitions advisory services business increased $22.2 million, or 17% as clients increasingly looked to us for independent advice in complicated transactions. These increases were partially offset by a decrease of $35.7 million in fees generated from our fund placement business as compared to 2007 which included a substantial fee earned from one transaction in the first quarter of the year.

Revenues were $367.7 million for the year ended December 31, 2007, an increase of $107.3 million, or 41%, compared to $260.3 million for the year ended December 31, 2006. The change was driven by an increase in fees of $111.0 million generated from our fund placement business principally related to a substantial fee earned from one transaction in the first quarter of 2007. Additionally, a $13.0 million increase in fees earned from our restructuring and reorganization advisory services business was partially offset by a decrease of $20.6 million in fees generated from our corporate and mergers and acquisitions advisory services business.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $302.0 million for the year ended December 31, 2008, an increase of $130.3 million, or 76%, as compared to $171.7 million for the year ended December 31, 2007. Compensation and Benefits increased $102.1 million principally related to compensation associated with our senior managing directors which was accounted for as partnership distributions prior to our IPO. Additionally, the change in Compensation and Benefits was due to an increase in Advisory Fees revenues as a portion of compensation is directly related to the profitability of each of the service businesses. Other Operating Expenses increased $28.2 million, principally due to costs related to the expansion of our London and Hong Kong-based corporate and mergers and acquisitions advisory services business and an increase in bad debt expense.

Expenses were $171.7 million for the year ended December 31, 2007, an increase of $105.2 million compared with $66.4 million for the year ended December 31, 2006. Compensation and Benefits increased $87.1 million principally related to compensation expenses associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Personnel additions in our fund placement and corporate and mergers and acquisitions businesses also contributed to the overall increase in compensation expense. Other Operating Expenses increased $18.2 million, principally due to $9.1 million of costs related to the expansion of our London-based fund placement and corporate and mergers and acquisitions advisory services businesses and increased professional fees of $8.8 million due to the cost of being a public company.

Liquidity and Capital Resources

Liquidity and Capital Resources

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expense each period. As a result, Blackstone requires limited capital resources to support the working capital or operating needs of our businesses to fund growth in our business. Blackstone draws primarily on the long term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and uses its own realizations and cash flows to invest in growth initiatives or make commitments to its own funds which are typically less than 5% of the assets under management.

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated. The majority economic ownership interests of these Blackstone Funds are reflected as Non-controlling Interests in Consolidated Entities in the consolidated and combined financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees. For the year ended December 31, 2008, we had total management and advisory fees and interest income of $1.56 billion and total cash expenses of $1.13 billion, generating Net Fee Related Earnings from Operations of $427.7 million for the year.

Blackstone has multiple sources of liquidity to meet its capital needs, including annual cash flow, accumulated earnings in the businesses, investments in its own liquid funds and access to the committed credit facility described below. At December 31, 2008, we had $503.7 million in cash, $297.0 million invested in liquid Blackstone funds and pending redemptions from our liquid funds of $692.5 million against only $250.0 million in unsecured debt under our revolving credit facility as described further below. The Consolidated and Combined Statements of Cash Flows reflect the cash flows of the Blackstone operating businesses as well as those of the consolidated Blackstone Funds.

We use Adjusted Cash Flow from Operations as a supplemental non-GAAP measure to assess our cash flow and amounts available for distribution to unitholders. In accordance with GAAP, certain of the Blackstone Funds are consolidated into the consolidated and combined financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minority economic interest in these funds. Consequently, Blackstone’s consolidated and combined financial statements reflect the cash flow of the consolidated Blackstone Funds on a gross basis rather than the cash flow attributable to Blackstone. Adjusted Cash Flow from Operations is therefore intended to reflect the cash flow attributable to Blackstone and is equal to operating activities presented in accordance with

GAAP, adjusted for cash flow relating to changes in our operating assets and liabilities, Blackstone Funds’ related investment activity, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interest related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. Management assesses Adjusted Cash Flow from Operations, which is derived from our segment reported results, by monitoring its key components, defined by management to be (1) Net Fee Related Earnings from Operations, (2) Performance Fees and Allocations net of related profit sharing interests that are included in compensation and (3) Blackstone investment income related to its investments in liquid funds and its net realized investment income on its illiquid investments.

On May 12, 2008, we renewed our existing credit facility by entering into a new $1.0 billion revolving credit facility (“New Credit Facility”). The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 11, 2009. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility is unsecured and unguaranteed. We are currently engaged in discussions with lenders seeking to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms.

The following table is a reconciliation of Net Cash Provided by (Used In) Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Net Cash Provided by (Used in) Operating Activities	$1,890,435	$(850,296)	$(4,396,614)
Changes in Operating Assets and Liabilities	(957,110)	188,582	1,154,680
Blackstone Funds Related Investment Activities	(469,693)	1,699,433	3,776,325
Net Realized Gains (Losses) on Investments	(164,726)	3,800,137	5,054,995
Non-controlling Interests in Income of Consolidated Entities	3,723,723	(1,521,303)	(3,950,664)
Realized Gains (Losses)—Blackstone Funds	(197,426)	87,373	28,687

		Pro Forma
Cash Flow from Operations—Adjustments (a)
Elimination of Non-Contributed Entities (b)	—	(46,523)	(134,442)
Increase in Compensation Expense (c)	—	(255,426)	(315,573)
Interests Held by Blackstone Holdings Limited Partners (d)	(3,611,955)	(1,080,015)	—
Eliminate Interest Expense (e)	—	26,302	35,767
Realized Gains (Losses)—Blackstone Funds	—	(275,333)	60,828
Incremental Cash Tax Effect (f)	(84,447)	(256,327)	(216,712)

Adjusted Cash Flow from Operations	$128,801	$1,516,604	$1,097,277

The following table provides the details of the components of Adjusted Cash Flow from Operations. Adjusted Cash Flow from Operations is the principal factor in determining the amount of distributions to unitholders.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

		Pro Forma
Fee Related Earnings
Total Management and Advisory Fees (g)	$1,561,768	$1,638,947	$1,121,006
Total Expenses (h)	1,134,100	1,252,250	922,166

Net Fee Related Earnings from Operations	427,668	386,697	198,840

Performance Fees and Allocations Net of Related Compensation (i)	33,210	829,568	710,861

Blackstone Investment Income (j)
Liquid	(327,453)	138,203	39,360
Illiquid	(4,624)	162,136	148,216

	(332,077)	300,339	187,576

Adjusted Cash Flow from Operations	$128,801	$1,516,604	$1,097,277

(a)	Adjusted Cash Flow from Operations is based upon historical results of operations and gives effect to the pre-initial public offering reorganization and the initial public offering as if they were completed as of January 1, 2007. These pro forma adjustments are consistent with Rule 11-01 of Regulation S–X at the time of the IPO.
(b)	Represent adjustments to eliminate from Adjusted Cash Flow from Operations the cash flows of the businesses that were not contributed as part of the reorganization.
(c)	Represent adjustments to reflect in Adjusted Cash Flow from Operations the cash portion of expenses related to employee compensation that were not effective prior to the reorganization as well as vested carried interest for departed partners.
(d)	Represents an adjustment to add back net income (loss) allocable to interest holders of Blackstone Holdings Limited Partners after the Reorganization recorded as Non-Controlling Interests.
(e)	Represent adjustments to eliminate interest expense in Adjusted Cash Flow from Operations for 2007 and 2006 on the assumption that the revolving credit facility was repaid in full from the proceeds of the offering.
(f)	Represent the provisions for and/or adjustments to income taxes that were calculated using the same methodology applied in calculating such amounts for the period after the reorganization.
(g)	Comprised of total reportable segment Management and Advisory Fees plus Interest Income.
(h)	Comprised of total reportable segment compensation expense (excluding compensation expense related to Performance Fees and Allocations pursuant to Blackstone’s profit sharing plans related to carried interest and incentive fees which are included in (i) below), other operating expenses and Blackstone’s estimate of cash taxes currently due.
(i)	Represents realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Comprised of Blackstone’s investment income (realized and unrealized) on its liquid investments from its Marketable Alternative Asset Management segment as well as its net realized investment income on its illiquid investments, principally from its Corporate Private Equity and Real Estate Segments and permanent impairment charges on certain illiquid investments.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (4) fund modest capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of December 31, 2008, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP VI	$500,000	$500,000
BCP V	629,356	206,700
BCP IV	150,000	19,308
BCOM	50,000	6,578
Real Estate Funds
BREP VI	750,000	444,418
BREP V	52,545	9,206
BREP International II	28,189	5,215
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	100,000
Real Estate Special Situations	50,000	36,286
Marketable Alternative Asset Management
BMEZZ II	17,692	3,626
BMEZZ	41,000	2,609
Strategic Alliance	50,000	28,158
Blackstone Credit Liquidity Partners	32,244	13,043
Value Recovery	25,000	8,793
GSO Capital Opportunities	1,000	642
GSO Liquidity Partners	601	—
GSO Liquidity Sidecar	250	—

Total	$2,547,877	$1,387,875

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million of the aggregate applicable general partner commitment shown above, respectively. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

We expect to use our Adjusted Cash Flow from Operations to make cash distributions to our common unitholders in accordance with our distribution policy. As we have previously reported, our current intention is to distribute to our common unitholders substantially all of our net after-tax share of our annual Adjusted Cash Flow from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. As we have previously reported, until December 31, 2009, Blackstone personnel and others who hold Blackstone Holdings partnership units (and who own approximately 75% of all outstanding units, with common unitholders holding the remaining 25%) will not receive any distributions with respect to their Blackstone Holdings partnership units, (other than tax distributions in the circumstances specified in “—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. We do not intend to maintain this priority allocation after December 31, 2009.

As we have previously indicated, our ability to make cash distributions to our unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant. A significant component of our Cash Flow from Operations available for distributions has been the investment income that we receive from our Marketable Alternative Asset Management segment and our realized investment income received by our carry funds in respect of our investments in those segments’ investment funds. As noted above under “—Segment Analysis”, that component decreased in all three segments in 2008 due to a slowing global economy and overall declines in the global equity and debt markets.

The specific amount of this priority allocation of distributions to common unitholders prior to December 31, 2009 is governed by the amount of Blackstone’s Adjusted Cash Flow from Operations available for distributions, as determined in the manner specified in the preceding two paragraphs. The distribution paid on December 12, 2008 in respect of the third quarter of 2008 brought the total amount of distributions to common unitholders paid to date in respect of 2008 to approximately $240 million ($0.90 per common unit), exceeding Blackstone’s Adjusted Cash Flow from Operations of $128.8 million for the year ended December 31, 2008. Given these circumstances, there will not be any distribution paid to common unitholders in respect of the fourth quarter of 2008.

Public common unitholders will continue to receive a priority distribution ahead of Blackstone personnel and others through 2009, but the amount of those distributions in respect of 2009 will be based on the amount of Adjusted Cash Flow from Operations in 2009 available for distributions and could again fall below $1.20.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In 2008, we repurchased a combination of 9,221,979 vested and unvested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $130.1 million.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. At December 31, 2008, we had partners’ equity of $3.51 billion, including $503.7 million in cash, $297.0 million in investments in liquid funds and pending redemptions from our liquid funds of $692.5 million, supporting debt drawn under our revolving credit facility of only $250.0 million excluding consolidated non-operating entities. We do not anticipate approaching significant leverage levels over the foreseeable future since the positive cash flows and the net proceeds from the IPO and sale of non-voting common units to the Beijing Wonderful Investments are expected to be our principal source of financing for our businesses. However, our debt-to-equity ratio may increase in the future.

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

Our Marketable Alternative Asset Management entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. We also use leverage to enhance returns in some of our credit-oriented funds. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

Critical Accounting Policies

We prepare our consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

Principles of Consolidation

Our policy is to combine, or consolidate, as appropriate, those entities in which, through Blackstone personnel, we have control over significant operating, financial or investing decisions of the entity.

For entities that are determined to be VIE’s, we consolidate those entities where we absorb a majority of the expected losses or a majority of the expected residual returns, or both, of such entity pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46(R)”). The evaluation of whether a fund is subject to the requirements of FIN 46(R) as a VIE and the determination of whether we should consolidate such a VIE requires management’s judgment. In addition, we consolidate those entities we control through a majority voting interest or otherwise, including those Blackstone Funds in which the general partners are presumed to have control over them pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46(R) and EITF 04-5 have been applied retrospectively to prior periods. All intercompany transactions and balances have been eliminated.

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

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocations of investment gains (“carried interest”) which are a component of our general partner interests in the corporate private equity, real estate and certain of our credit-oriented funds. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We record as revenue (and/or adjust previously recorded revenue to reflect) the amount that would be due to us pursuant to the fund agreements at each period end as if the fair value of the investments were realized as of such date, whether or not such amounts have actually been realized. In certain performance fee arrangements related to funds of hedge funds and certain of our credit-oriented funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date (whether or not such amounts have actually been realized) versus the performance benchmark stated in the investment management agreement. In all cases, each fund is considered separately in that regard and for a given fund, performance fees and allocations can never be negative over the life of the fund.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF 85-12. These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in marketable alternative asset management funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments.

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits Expense. Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees. Subsequent to our IPO, compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses and (3) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.

(1)	Employee Compensation and Benefits. Our compensation costs reflect the increased investment in people as we expand geographically and create new products and businesses. Prior to the IPO, all payments for services rendered by our senior managing directors and selected other individuals engaged in our businesses have been accounted for as partnership distributions rather than as employee compensation and benefits expense. As a result, our employee compensation and benefits expense had not reflected amounts for services rendered by these individuals. Following the IPO, we have included all payments for services rendered by our senior managing directors as employee compensation and benefits expense.

(2)	Equity-based Compensation. Represents non-cash equity-based compensation expense associated with the issuance of equity-based awards to our senior managing directors, other employees and selected other individuals engaged in some of our businesses, primarily associated with our IPO. The expense is recognized over the corresponding service period of the underlying grant.

(3)

Performance Payment Arrangements. We have implemented what we generally refer to as “performance payment arrangements” for our personnel working in our businesses across our different operations that are designed to appropriately align performance and compensation. These performance payment arrangements generally provide annual cash payments to Blackstone personnel (including our senior managing directors) that are determined at the discretion of our senior management and are tied to the performance of our firm’s businesses and may, in certain cases, be based on participation interests in the earnings derived from the performance of the applicable business. In addition, Blackstone personnel working in our businesses, other professionals and selected other individuals who work on our carry funds have a profit sharing interest which we include within compensation as the related performance fees are recognized in relation to these funds in order to better align their interests with our own and with those of the investors in these funds. To the extent previously recorded revenues are adjusted to reflect decreases in the performance fees based on underlying funds’ valuations at period end, related profit sharing interests previously accrued are also adjusted and reflected as a credit to current period compensation. Departed partners are also entitled to their vested share of carried interest distributions received and (as other partners) may be subject to a recontribution of previously received carried interest from our carry funds and are also liable for their applicable share of losses on carry funds subject to a cap related to the carried interest distributions they received from a carry fund. Therefore, as our net revenues increase, our compensation costs also rise; as our net revenues decrease, our compensation costs may decrease.

General, Administrative and Other. The balance of our expenses include interest expense, occupancy and equipment expenses and general, administrative and other expenses, which consist of professional fees, public company costs, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses.

Investments, at Fair Value

The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) as well as Securities Sold, Not Yet Purchased at fair value. We have retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation. Thus, such consolidated funds investments are reflected on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Effective January 1, 2007 we, as well as our carry funds, adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which among other things, requires enhanced disclosures about financial instruments carried at fair value. See Notes 2 and 4 to the consolidated and combined financial statements for the additional information about the level of market observability associated with investments carried at fair value.

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

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of private investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values we considered projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used by us to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund. If the Partnership determines, based on its own due diligence and investment procedures, that the valuation for any Investee Fund based on information provided by the Investee Fund’s management does not represent fair value, the Partnership will estimate the fair value of the Investee Fund in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

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

After our adoption of SFAS No.157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments in Level I include listed equities and listed derivatives. As required by SFAS No.157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

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

Goodwill. We test the goodwill in each of our reporting units for impairment at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our reporting units primarily utilizing a discounted cash flow methodology that incorporates reporting unit cash earnings projections adjusted for nonperformance, liquidity and other risks. We derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit.

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

No impairments have been identified as of December 31, 2008. However, a prolonged period of weakness in the Blackstone Funds’ performance or in our ability to earn fee income from management, advisory and incentive fee contracts could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs—qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone Funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46(R), we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in corporate private equity, real estate, funds of hedge funds and credit-oriented funds. For additional information about our involvement with VIEs, see Note 4, “Investments—Investment in Variable Interest Entities” in the Notes to the consolidated and combined financial statements.

In addition to VIEs, in the ordinary course of business certain combined entities of the Blackstone Funds issue various guarantees to counterparties in connection with investments, debt, leasing and other transactions. See Note 13, “Commitments and Contingencies” in Notes to the consolidated and combined financial statements for a discussion of guarantees.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2008 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	2009	2010–2011	2012–2013	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (1)	$43,697	$97,793	$89,975	$325,962	$557,427
Purchase Obligations	13,937	4,854	7	—	18,798
Blackstone Revolving Credit Facility (2)	250,000	—	—	—	250,000
Interest on Blackstone Revolving Credit Facility (3)	424	—	—	—	424
Blackstone Operating Entities Loan and Credit Facilities Payable (4)	54,084	56,644	13,773	10,117	134,618
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (5)	1,761	2,372	1,295	260	5,688
Blackstone Funds Debt Obligations Payable (6)	1,057	—	1,325	—	2,382
Interest on Blackstone Funds Debt Obligations Payable (7)	46	92	35	—	173
Blackstone Fund Capital Commitments to Investee Funds (8)	33,779	—	—	—	33,779
Due to Predecessor Owners in Connection with Tax Receivable Agreement (9)	17,019	—	—	770,388	787,407
Blackstone Operating Entities Capital Commitments to Blackstone Funds (10)	1,387,875	—	—	—	1,387,875

Consolidated Contractual Obligations	1,803,679	161,755	106,410	1,106,727	3,178,571
Blackstone Funds Debt Obligations Payable (6)	(1,057)	—	(1,325)	—	(2,382)
Interest on Blackstone Funds Debt Obligations Payable (7)	(46)	(92)	(35)	—	(173)
Blackstone Fund Capital Commitments to Investee Funds (8)	(33,779)	—	—	—	(33,779)

Blackstone Operating Entities Contractual Obligations	$1,768,797	$161,663	$105,050	$1,106,727	$3,142,237

(1)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statement of Financial Condition as of December 31, 2008.
(2)	Represents borrowings under our revolving credit facility.
(3)	Represents interest to be paid over the maturity of the revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using rates in effect as of December 31, 2008, at spreads to market rates pursuant to the revolver agreement, and is 1.97%.
(4)	Represents borrowings for employee term facilities program, a corporate debt investment program and a capital asset facility.
(5)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2008, at spreads to market rates pursuant to the financing agreements, and range from 1.50% to 5.45%.

(6)	These obligations are those of the Blackstone Funds.
(7)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2008, at spreads to market rates pursuant to the financing agreements, and range from 2.00% to 6.83%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(8)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(9)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to the predecessor owners for the tax savings realized from the taxable purchases of their interests in connection with the Reorganization. The timing of the payments is dependent on the tax savings actually realized as determined annually.
(10)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at December 31, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At December 31, 2008, such guarantees amounted to $5.0 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our consolidated and combined financial statements as of December 31, 2008.

Clawback Obligations

At December 31, 2008, none of the general partners of our corporate private equity, real estate or credit-oriented funds had an actual cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner has reflected a clawback obligation to the limited partners of certain funds due to changes in unrealized value of a fund on which there have been previously distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund except in the case of our real estate funds, which have a provision for interim clawback. Since the inception of the funds, the general partners have not been required to make a cash clawback payment. (See Note 12. “Related Party Transactions” and Note 13. “Commitments and Contingencies” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8A. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (1) third parties’ capital commitments to a Blackstone Fund, (2) third parties’ capital invested in a Blackstone Fund or (3) the net asset value, or NAV, of a Blackstone Fund, as described in our consolidated and combined financial statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2008 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 36% of our fund management fees were based on the NAV of the applicable funds. For the year ended December 31, 2007 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 28% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of December 31, 2008, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $33.4 million on an annual basis, (2) performance fees and allocations would decrease by $169.1 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $118.2 million. Based on the fair value as of December 31, 2007, we estimated that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $29.3 million on an annual basis, (2) performance fees and allocations would decrease by $544.4 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $213.1 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within

SFAS No. 157, are: Corporate Private Equity $17.15 billion (94% Level III), Real Estate $10.99 billion (100% Level III), and Marketable Alternative Asset Management $30.38 billion (87% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” above. Also see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

Investors in all of our carry funds (and certain of our credit-oriented funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay all their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund. But if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-US dollar currencies. We estimate that as of December 31, 2008, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (1) management fees would decrease by $6.9 million on an annual basis, (2) performance fees and allocations would decrease by $37.3 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $17.2 million.

As of December 31, 2007, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (1) management fees would decrease by $6.8 million on an annual basis, (2) performance fees and allocations would decrease by $179.8 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $21.6 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase by $3.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

Based on our debt obligations payable as of December 31, 2007, we estimated that interest expense relating to variable rate debt obligations payable would increase by $1.3 million on an annual basis, in the event interest rates were to increase by one percentage point.

Credit Risk

Certain Blackstone Funds and the Investee Funds are subject to certain inherent risks through their investments.

Our entities generally invest substantially all of their excess cash in an open-end money market fund and a money market demand account, which are included in cash and cash equivalents. The money market fund invests primarily in government and government agency securities and other short-term, highly liquid instruments with a low risk of loss. We continually monitor the fund’s performance in order to manage any risk associated with these investments.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated and combined statements of financial condition of The Blackstone Group, L.P. and subsidiaries (“Blackstone”) as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2009

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2008	December 31, 2007
Assets
Cash and Cash Equivalents	$503,737	$868,629
Cash Held by Blackstone Funds and Other	907,324	163,696
Investments	2,830,942	7,145,156
Accounts Receivable	312,067	213,086
Due from Brokers	48,506	812,250
Investment Subscriptions Paid in Advance	1,916	36,698
Due from Affiliates	861,434	855,854
Intangible Assets, Net	1,077,526	604,681
Goodwill	1,703,602	1,597,474
Other Assets	165,434	99,366
Deferred Tax Assets	845,423	777,310

Total Assets	$9,257,911	$13,174,200

Liabilities and Partners’ Capital
Loans Payable	$387,000	$130,389
Amounts Due to Non-Controlling Interest Holders	1,103,423	269,901
Securities Sold, Not Yet Purchased	894	1,196,858
Due to Affiliates	1,285,577	831,609
Accrued Compensation and Benefits	413,459	188,997
Accounts Payable, Accrued Expenses and Other Liabilities	173,436	250,445

Total Liabilities	3,363,789	2,868,199

Commitments and Contingencies

Non-Controlling Interests in Consolidated Entities	2,384,965	6,079,156

Partners’ Capital
Partners’ Capital (common units: 273,891,358 issued and 272,998,484 outstanding as of December 31, 2008; 260,471,862 issued and 259,826,700 outstanding as of December 31, 2007)	3,509,448	4,226,500
Accumulated Other Comprehensive Income (Loss)	(291)	345

Total Partners’ Capital	3,509,157	4,226,845

Total Liabilities and Partners’ Capital	$9,257,911	$13,174,200

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Management and Advisory Fees	$1,476,357	$1,566,047	$1,077,139
Performance Fees and Allocations	(1,247,320)	1,126,640	1,267,764
Investment Income (Loss) and Other	(578,398)	357,461	272,526

Total Revenues	(349,361)	3,050,148	2,617,429

Expenses
Compensation and Benefits	3,859,787	2,256,647	250,067
Interest	23,008	32,080	36,932
General, Administrative and Other	440,776	324,200	122,395
Fund Expenses	63,031	151,917	143,695

Total Expenses	4,386,602	2,764,844	553,089

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(872,336)	5,423,132	6,090,145

Income (Loss) Before Non-Controlling Interests in Income (Loss) of Consolidated Entities and Provision (Benefit) for Taxes	(5,608,299)	5,708,436	8,154,485
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(4,404,278)	4,059,221	5,856,345

Income (Loss) Before Provision (Benefit) for Taxes	(1,204,021)	1,649,215	2,298,140
Provision (Benefit) for Taxes	(40,989)	25,978	31,934

Net Income (Loss)	$(1,163,032)	$1,623,237	$2,266,206

		June 19, 2007 through December 31, 2007
Net Loss		$(335,514)

Net Loss Per Common Unit—Basic and Diluted
Common Units Entitled to Priority Distributions	$(4.36)	$(1.29)

Common Units Not Entitled to Priority Distributions	$(3.09)

Weighted-Average Common Units Outstanding—Basic and Diluted
Common Units Entitled to Priority Distributions	264,046,557	259,979,606

Common Units Not Entitled to Priority Distributions	1,501,373	N/A

Revenues Earned from Affiliates
Management and Advisory Fees	$188,276	$594,967	$405,345

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Changes in Partners’ Capital

(Dollars in Thousands Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Other Comprehensive Income (Loss)
Balance at December 31, 2005	—	$1,818,749	$6,196	$1,824,945	$1,336,441

Net Income	—	2,266,206		2,266,206	$2,266,206
Currency Translation Adjustment	—	—	4,098	4,098	4,098
Net Unrealized Loss on Cash Flow Hedges	—	—	(20)	(20)	(20)
Capital Contributions	—	212,594	—	212,594	—
Capital Distributions	—	(1,584,944)	—	(1,584,944)	—

Balance at December 31, 2006	—	2,712,605	10,274	2,722,879	$2,270,284

Net Income	—	1,958,751	—	1,958,751	1,958,751
Currency Translation Adjustment	—	—	(191)	(191)	(191)
Net Unrealized Loss on Cash Flow Hedges	—	—	(6,930)	(6,930)	(6,930)
Capital Contributions	—	233,659	—	233,659	—
Capital Distributions	—	(2,492,352)	—	(2,492,352)	—
Elimination of Non-Contributed Entities	—	(161,103)	(2,803)	(163,906)	—
Transfer of Non-Controlling
Interests in Consolidated Entities	—	(2,216,284)	—	(2,216,284)	—

Balance at June 18, 2007	—	35,276	350	35,626	1,951,630
Balance at June 19, 2007	—	35,276	350	35,626	1,951,630
Issuance of Units in Initial Public Offering, net of issuance costs	153,333,334	4,501,240	—	4,501,240	—
Issuance of Units to Beijing Wonderful Investments	101,334,234	3,000,000	—	3,000,000	—
Purchase of Interests from Predecessor Owners	—	(4,570,756)	—	(4,570,756)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	111,876	—	111,876	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	1,174,367	—	1,174,367	—
Net Loss	—	(335,514)	—	(335,514)	(335,514)
Distribution to Unitholders	—	(78,794)	—	(78,794)	—
Currency Translation Adjustment	—	—	(5)	(5)	(5)
Equity-based Compensation	—	404,850	—	404,850	—
Vested Deferred Restricted Common Units	5,804,294	—	—	—	—
Repurchase of Common Units	(645,162)	(16,045)	—	(16,045)	—

Balance at December 31, 2007	259,826,700	4,226,500	345	4,226,845	$1,616,111

continued...

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Changes in Partners’ Capital

(Dollars in Thousands Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Other Comprehensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$4,226,845	$1,616,111

Net Loss	—	(1,163,032)	—	(1,163,032)	$(1,163,032)
Currency Translation Adjustment	—	—	(636)	(636)	(636)
Purchase of Interests from Predecessor Owners	—	(74,278)	—	(74,278)	—
Repurchase of Common Units	(902,874)	(5,338)	—	(5,338)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	5,164	—	5,164	—
Distribution to Unitholders	—	(319,897)	—	(319,897)	—
Equity-based Compensation	—	818,076	—	818,076	—
Net Delivery of Vested Common Units	4,601,493	(26,525)	—	(26,525)	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	9,473,165	34,471	—	34,471	—
Issuance of Blackstone Holdings Partnership Units for GSO Acquisition	—	14,307	—	14,307	—

Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$3,509,157	$(1,163,668)

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net Income (Loss)	$(1,163,032)	$1,623,237	$2,266,206
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(3,723,723)	1,521,303	3,950,664
Net Realized (Gains) Losses on Investments	164,726	(3,800,137)	(5,054,995)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	624,061	(13,630)	(585,555)
Non-Cash Performance Fees and Allocations	1,086,058	(187,070)	—
Equity-Based Compensation Expense	3,302,617	1,765,188	—
Intangible Amortization	153,237	117,607	—
Other Non-Cash Amounts Included in Net Income	19,688	11,221	(41,929)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	(743,628)	643,410	(447,068)
Cash Relinquished with Deconsolidation of Partnership	(1,092)	(884,480)	—
Due from Brokers	763,744	(414,053)	(398,196)
Accounts Receivable	45,281	337,824	(431,044)
Due from Affiliates	(185,314)	(969,055)	(76,700)
Other Assets	(32,441)	(53,602)	(21,252)
Accrued Compensation and Benefits	157,528	95,059	20,257
Accounts Payable, Accrued Expenses and Other Liabilities	819,572	242,969	38,470
Due to Affiliates	182,090	805,687	47,665
Amounts Due to Non-Controlling Interest Holders	(48,630)	7,659	113,188
Blackstone Funds Related:
Investments Purchased	(30,242,498)	(33,655,862)	(14,638,659)
Cash Proceeds from Sale of Investments	30,712,191	31,956,429	10,862,334

Net Cash Provided by (Used in) Operating Activities	1,890,435	(850,296)	(4,396,614)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(50,113)	(32,307)	(24,190)
Elimination of Cash for Non-Contributed Entities	—	(23,292)	—
Cash Paid for Acquisition, Net of Cash Acquired	(336,571)	—	—
Changes in Restricted Cash	5,004	—	—

Net Cash Used in Investing Activities	(381,680)	(55,599)	(24,190)

Financing Activities
Issuance of Common Units in Initial Public Offering and to Beijing Wonderful Investments	—	7,501,240	—
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(2,124,621)	(5,731,806)	(6,653,590)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	520,494	7,132,074	12,321,339
Contributions from Predecessor Owners	—	583,773	212,594
Distributions to Predecessor Owners	—	(2,932,918)	(1,551,957)
Purchase of Interests from Predecessor Owners	(109,834)	(4,570,756)	—

continued...

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Net Settlement of Vested Common Units and Repurchase of Common Units	$(31,863)	$(16,045)	$—
Proceeds from Loans Payable	1,172,236	5,254,787	7,634,786
Repayment of Loans Payable	(980,162)	(5,497,113)	(7,499,857)
Distributions to Common Unitholders	(319,897)	(78,794)	—

Net Cash Provided by (Used in) Financing Activities	(1,873,647)	1,644,442	4,463,315

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	639	518

Net Increase (Decrease) in Cash and Cash Equivalents	(364,892)	739,186	43,029
Cash and Cash Equivalents, Beginning of Period	868,629	129,443	86,414

Cash and Cash Equivalents, End of Period	$503,737	$868,629	$129,443

Supplemental Disclosures of Cash Flow Information
Payments for Interest	$22,038	$60,326	$79,469

Payments for Income Taxes	$46,880	$75,899	$19,669

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Investment Transactions of Consolidated Blackstone Funds	$—	$—	$2,119,246

Supplemental Disclosure of Non-Cash Financing Activities
Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(22,169)	$138,967

Non-Cash Distributions to Partners	$—	$49,763	$32,987

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$—	$2,241,660

Elimination of Capital of Non-Contributed Entities	$—	$118,947	$—

Elimination of Non-Controlling Interests of Non-Contributed Entities	$—	$163,906	$—

Transfer of Partners’ Capital to Non-Controlling Interests	$—	$2,216,284	$—

Distribution Payable to Predecessor Owners	$—	$65,995	$—

Settlement of Vested Common Units	$170,626	$—	$—

Conversion of Blackstone Holding Units to Common Units	$34,471	$—	$—

Reorganization of the Partnership:
Accounts Payable, Accrued Expenses and Other Liabilities	$(82,028)	$(2,255,804)	$—

Non-Controlling Interest in Consolidated Entities	$82,028	$2,255,804	$—

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(34,427)	$(745,837)	$—

Due to Affiliates	$29,263	$633,961	$—

Partners’ Capital	$5,164	$111,876	$—

Acquisition of GSO Capital Partners LP—Units Issued	$280,400	$—	$—

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly traded closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds.” “Carry Funds” refers to the corporate private equity funds, real estate funds and certain of the credit-oriented funds that are managed by Blackstone. Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Basis of Presentation – The accompanying consolidated and combined financial statements include (1) subsequent to the reorganization as described below, the consolidated accounts of Blackstone, and (2) prior to the reorganization the entities engaged in the above businesses under the common ownership of the two founders of Blackstone, Stephen A. Schwarzman and Peter G. Peterson, Blackstone’s other senior managing directors and selected other individuals engaged in some of Blackstone’s businesses, personal planning vehicles beneficially owned by the families of these individuals and a subsidiary of American International Group, Inc. (“AIG”), collectively referred to as the “predecessor owners”. “Founders” refers to Stephen A. Schwarzman and Peter G. Peterson for periods prior to Mr. Peterson’s retirement from Blackstone on December 31, 2008 and Stephen A. Schwarzman only for periods thereafter.

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

Reorganization of the Partnership – The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by one of our founders, Stephen A. Schwarzman, and Blackstone’s other senior managing directors.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s business was historically conducted through a large number of entities as to which there was no single holding entity but which were separately owned by its predecessor owners. In order to facilitate the initial public offering, as described in further detail below, the predecessor owners completed a reorganization as of the close of business on June 18, 2007 (the “Reorganization”) whereby, with certain limited exceptions, each of the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name, were contributed (“Contributed Businesses”) to five newly-formed holding partnerships (Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.) or sold to wholly-owned subsidiaries of the Partnership (which in turn contributed them to the five Blackstone Holding entities described above). The Partnership, through wholly-owned subsidiaries, is the sole general partner of each of the Blackstone Holdings partnerships.

On January 1, 2009, in order to simplify Blackstone’s structure and ease the related administrative burden and costs, Blackstone effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization.

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

Blackstone also entered into an exchange agreement with holders of partnership units in Blackstone Holdings (other than the Partnership’s wholly-owned subsidiaries) so that these holders, subject to the vesting, minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year exchange their Blackstone Holdings Partnership Units for Blackstone Common Units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Until the Blackstone Common Units issued in such exchanges are transferred to third parties, they will forego any priority distributions under Blackstone’s cash distribution policy as described in Note 10. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for one common unit in the Partnership. The terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” refer collectively to a partnership unit in each of the Blackstone Holdings partnerships.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of the predecessor owners.

Initial Public Offering – On June 27, 2007, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership completed the sale of non-voting common units, representing approximately 9.3% of the equity in Blackstone, to Beijing Wonderful Investments, an investment vehicle subsequently transferred to China Investment Corporation. On October 28, 2008, the agreement with Beijing Wonderful Investments was amended

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

whereby it, and certain of its affiliates, are restricted in the future from engaging in the purchase of Blackstone common units that would result in its aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis exceeding 12.5%, an increase from 10% at the date of the IPO. In addition, Blackstone common units that Beijing Wonderful Investments or its affiliates own in excess of 10% aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis are not subject to any restrictions on transfer but are non-voting while held by Beijing Wonderful Investments or its affiliates.

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

Consolidation and Deconsolidation of Blackstone Funds – In accordance with accounting principles generally accepted in the United States of America (“GAAP”), a number of the Blackstone Funds were historically consolidated into Blackstone’s combined financial statements.

Concurrently with the Reorganization, the Contributed Businesses that act as a general partner of a consolidated Blackstone Fund (with the exception of Blackstone’s then existing proprietary hedge funds and four of the funds of hedge funds) took the necessary steps to grant rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. The granting of these rights resulted in the deconsolidation of such investment funds from the Partnership’s consolidated financial statements and the accounting of Blackstone’s interest in these funds under the equity method. With the exception of certain funds of hedge funds, hedge funds and credit-oriented funds, these rights became effective on June 27, 2007 for all Blackstone Funds where these rights were granted. The effective date of these rights for the applicable funds of hedge funds was July 1, 2007. The consolidated results of these funds have been reflected in the Partnership’s consolidated and combined financial statements up to the effective date of these rights.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting – The consolidated and combined financial statements are prepared in accordance with GAAP.

Principles of Consolidation – The Partnership’s policy is to combine, or consolidate, as appropriate, those entities in which it, through Blackstone personnel, have control over significant operating, financial or investing decisions of the entity.

For Blackstone Funds that are determined to be variable interest entities (“VIE”), Blackstone consolidates those entities where it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of such entities pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB 51 (“FIN 46(R)”). At each reporting date, Blackstone assesses whether it continues to, or has begun to, absorb such majorities and will appropriately consolidate a VIE. Blackstone’s other disclosures regarding VIEs are discussed in Note 4. In addition, Blackstone consolidates those entities it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

over them pursuant to FASB Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46 (R) and EITF 04-5 have been applied retrospectively to prior periods. Intercompany transactions and balances have been eliminated.

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

Cash Held by Blackstone Funds and Other – Cash Held by Blackstone Funds and Other consists of cash and cash equivalents held by the Blackstone Funds which, although not legally restricted, is not available to fund the general liquidity needs of Blackstone and cash held by certain general partner entities.

Investments, At Fair Value – The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) as well as Securities Sold, Not Yet Purchased at fair value. The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”). Thus, such consolidated funds’ investments are reflected on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

Corporate private equity, real estate and debt investments – For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values management considered projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Corporate private equity and real estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

Funds of hedge funds – Blackstone Funds’ direct investments in hedge funds (“Investee Funds”) are stated at fair value, based on the information provided by the Investee Funds which reflects the Partnership’s share of the fair value of the net assets of the investment fund. If the Partnership determines, based on its own due diligence and investment procedures, that the valuation for any Investee Fund based on information provided by the Investee Fund’s management does not represent fair value, the Partnership will estimate the fair value of the Investee Fund in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments and various relationships between investments.

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss associated with short positions is included in the Consolidated and Combined Statements of Operations as Net Gains (Losses) from Fund Investment Activities.

Securities transactions are recorded on a trade date basis.

Equity Method Investments – Blackstone’s general partner interests in the applicable Blackstone Funds are within the scope of EITF 04-5. Historically, Blackstone has consolidated its general partners’ interests in the corporate private equity, real estate and mezzanine funds and certain funds of hedge funds that it manages. In conjunction with its IPO and as described in Note 1, Blackstone granted rights to unaffiliated limited partner fund

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

investors to provide that a simple majority of the fund’s investors will have the right, without cause, to remove the general partner of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. Consequently, these general partners no longer control, but retain significant influence over, the activities of certain of the funds and will account for these general partners’ interests using the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Blackstone’s equity in earnings (losses) from equity method investees is included in Investment Income and Other in the Consolidated and Combined Statements of Operations as such investments represent an integral part of Blackstone’s business.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Identifiable finite lived intangible assets are amortized over their estimated useful lives ranging from 5 to 20 years, which are periodically reevaluated for impairment or when circumstances indicate impairment may have occurred in accordance with SFAS No. 144. Our intangible assets consist of the contractual right to future fee income from management, advisory and incentive fee contracts and the contractual right to earn future carried interest from our corporate private equity, real estate and certain credit-oriented funds. No goodwill or other intangible assets were impaired as of December 31, 2008.

Non-Controlling Interests in Consolidated Entities – Non-controlling interests related to the corporate private equity, real estate and certain credit-oriented funds are subject to on-going realizations and distributions of proceeds therefrom during the life of a fund with a final distribution at the end of each respective fund’s term, which could occur under certain circumstances in advance of or subsequent to that fund’s scheduled termination date. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in these funds following the expiration of a specified period of time or may only be withdrawn subject to a redemption fee (typically between one and three years) in the funds of hedge funds and certain credit-oriented funds when capital may not be withdrawn. When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

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

Foreign Currency Translation and Transactions – Non-U.S. dollar denominated assets and liabilities are translated at year-end rates of exchange, and the Consolidated and Combined Statements of Operations accounts are translated at rates of exchange in effect throughout the year. Foreign currency gains and losses resulting from transactions outside of the functional currency of an entity are included in Net Income. The impact of these transactions to the consolidated and combined financial statements was not significant.

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

Performance Fees and Allocations – Performance Fees and Allocations represent the preferential allocations of profits (“carried interest”) which are a component of Blackstone’s general partners interests in the carry funds. Blackstone is entitled to carried interest from an investment carry fund in the event investors in the fund achieves cumulative investment returns in excess of a specified rate. In certain performance fee arrangements related to funds of hedge funds and hedge funds in the Marketable Alternative Asset Management segment, Blackstone is entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In all cases, each fund is considered separately in that regard and for a given fund, performance fees and allocations can never be negative over the life of the fund.

Investment Income and Other – Investment Income and Other principally reflects the investment performance, realized and unrealized, of Blackstone’s investments in the Blackstone Funds as well as Blackstone’s equity in earnings (loss) from equity method investees.

Compensation and Benefits – Compensation includes salaries, bonuses (discretionary awards and guaranteed amounts), performance payment arrangements and the amortization of equity-based compensation as described below. Bonuses are accrued over the service period to which they relate. Benefits include both senior managing directors’ and employees’ benefit expense. Prior to the IPO, payments made to senior managing directors were accounted for as partnership distributions rather than as employee compensation and benefits expense.

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

Performance Payment Arrangements – The Partnership has implemented “performance payment arrangements” for its personnel who are working in its businesses across the different operations that are designed to appropriately align performance and compensation. These performance payment arrangements generally provide annual cash payments to Blackstone personnel (including senior managing directors) that are determined at the discretion of senior management and are tied to the performance of the Partnership’s businesses and may, in certain cases, be based on participation interests in the earnings derived from the performance of the applicable business. In addition, a portion of the carried interest and Performance Fees and Allocations earned subsequent to the Reorganization with respect to certain funds is due to senior managing directors and employees. These amounts are accounted for by the Partnership as compensatory profit-sharing

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

arrangements in conjunction with the related carried interest income and recorded as compensation expense. To the extent previously recorded revenues are adjusted to reflect decreases in the performance fees based on underlying funds’ valuations at period end, related profit sharing arrangements previously accrued are also adjusted and reflected as a credit to current period compensation expense. Currently, approximately 40% of the carried interest earned under these arrangements is paid to these individuals who work in the related operations. Departed partners are also entitled to their vested share of carried interest distributions received from the Partnership’s carry funds and as other partners are also liable for their applicable share of losses on carry funds subject to a cap related to the carried interest distributions they received from a carry fund.

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

Income Taxes – Blackstone has historically operated as a partnership or limited liability company for U.S. federal income tax purposes and mainly as a corporate entity in non-U.S. jurisdictions. As a result, income has not been subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represent obligations of the individual partners and members and have not been reflected in the historical combined financial statements. Income taxes shown on the Partnership’s historical Combined Statements of Operations are attributable to the New York City unincorporated business tax and other income taxes on certain entities located in non-U.S. jurisdictions.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Recent Accounting Developments – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Partnership is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As SFAS No. 161 only affects financial statement disclosure, the impact of adoption will be limited to financial statement disclosure.

In March 2008, the EITF reached a consensus on Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, “Earnings Per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 applies to master limited partnerships that make incentive equity distributions. EITF 07-4 is to be applied retrospectively beginning with financial statements issued in the interim periods of fiscal years beginning after December 15, 2008. The Partnership is currently evaluating the impact of EITF 07-4 on its consolidated financial statements.

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

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS No. 133-1 and FIN 45-4”). FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS No. 133-1 and FIN 45-4 did not have a material impact on the Partnership’s consolidated and combined financial statements.

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

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and therefore did not have a material impact on the Partnership’s consolidated financial statements.

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

The total consideration paid to holders outside of the Control Group was $2.79 billion and reflected (1) 69,093,969 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.14 billion based on the initial public offering price of $31.00 per common unit and (2) cash of $647.6 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximated $2.34 billion, the remaining balance of which has been reported in the captions Goodwill and Intangible Assets in the Consolidated Statement of Financial Condition as of December 31, 2008. The finite-lived intangible assets of $876.3 million reflect the value ascribed for the future fee income relating to contractual rights and client or investor relationships for management, advisory and incentive fee arrangements as well as for those rights and relationships associated with the future carried interest income from the carry funds. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $55.2 million) is $1.52 billion and has been recorded as Goodwill.

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

Acquisition of GSO Capital Partners LP

In March 2008, the Partnership completed the acquisition of GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various credit-oriented funds, including multi-strategy credit hedge funds, mezzanine funds, senior credit-oriented fund and various CLO vehicles. GSO’s results from the date of acquisition have been included in the Marketable Alternative Asset Management segment. The purchase consideration of GSO was $635 million, comprised of $355 million in cash and $280 million in Blackstone Holdings Partnership Units, plus up to an additional targeted $310 million to be paid over the next five years contingent upon the realization of specified earnings targets over

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

that period. The Partnership also incurred $6.9 million of acquisition costs. Additionally, performance and other compensatory payments subject to performance and vesting may be paid to the GSO personnel.

During November 2008, in settlement of the Partnership’s obligation for the purchase of GSO to deliver Blackstone Holdings Partnership Units valued at closing of $280 million, the Partnership delivered to certain predecessor owners of GSO 15.79 million Blackstone Holdings Partnership Units with a value at settlement of $118.6 million. The difference between the value at closing and the value at settlement resulted in a $14.3 million credit to the Partnership’s capital, reflecting the dilution of the Partnership’s interest in Holdings from approximately 25% to approximately 24.6%.

This transaction has been accounted for as an acquisition using the purchase method of accounting under SFAS No. 141. The Partnership has finalized the purchase price allocation. The purchase price allocation for the GSO acquisition is as follows:

Purchase Price	$641,894

Finite-Lived Intangible Assets/Contractual Rights	$472,100
Goodwill	186,882
Other Liabilities	(17,650)
Net Assets Acquired, at Fair Value	562

Purchase Price Allocation	$641,894

The Consolidated Statement of Operations for the year ended December 31, 2008 includes the results of GSO’s operations from the date of acquisition, March 3, 2008, through December 31, 2008. Supplemental information on an unaudited pro forma basis, as if the GSO acquisition had been consummated as of January 1, 2008 and January 1, 2007, respectively, is as follows:

	Years Ended December 31, (Unaudited)

	2008	2007
Total Revenues	$(324,010)	$3,213,056

Net Income (Loss)	$(1,168,836)	$1,490,519

		For the Period June 19, 2007 through December 31, 2007
Net Loss		$(171,619)

Net Loss per Common Unit—Basic and Diluted Common Units Entitled to Priority Distributions	$(4.39)	$(0.66)

Common Units Not Entitled to Priority Distributions	$(3.09)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Partnership believes are reasonable; it is not necessarily indicative of the Partnership’s Consolidated and Combined Financial Condition or Statements of Operations in future periods or the results that actually would have been realized had the Partnership and GSO been a combined entity during the periods presented.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Goodwill and Intangible Assets

The following table outlines changes to the carrying amount of Goodwill and Intangible Assets:

	Goodwill	Intangible Assets
Balance at December 31, 2007	$1,597,474	$604,681
Additions—GSO Acquisition	186,882	472,100
Purchase Price Adjustments—Reorganization	(80,754)	153,982
Amortization	—	(153,237)

Balance at December 31, 2008	$1,703,602	$1,077,526

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity—$694,512; Real Estate—$421,739; Marketable Alternative Asset Management—$518,477; and Financial Advisory—$68,874.

Amortization expense associated with our intangible assets was $153.2 million for the year ended December 31, 2008 and is included in General, Administrative and Other in the accompanying Consolidated and Combined Statements of Operations. Amortization of intangible assets held at December 31, 2008 is expected to be approximately $158.0 million in the years ended December 31, 2009, 2010, 2011 and $103.2 million and $51.7 million in the years ended December 31, 2012 and 2013, respectively.

4.	INVESTMENTS

Investments

A summary of Investments consist of the following:

	December 31,
	2008	2007
Investments of Consolidated Blackstone Funds	$1,556,261	$3,992,638
Equity Method Investments	1,063,615	1,971,228
Performance Fees and Allocations	147,421	1,150,264
Other Investments	63,645	31,026

	$2,830,942	$7,145,156

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $409.2 million and $996.4 million at December 31, 2008 and December 31, 2007, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $1.01 billion and $1.88 billion at December 31, 2008 and December 31, 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$695,620	$929,902	44.7%	23.3%
Diversified Investments	345,033	693,798	22.2%	17.4%
Equity	34,499	174,534	2.2%	4.4%
Other	648	2,190	0.1%	0.1%

Investment Funds Total (Cost: 2008 $1,283,697; 2007 $1,547,298)	1,075,800	1,800,424	69.2%	45.2%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	17,532	439,895	1.1%	11.0%
Services	81,515	410,304	5.2%	10.3%
Natural Resources	551	20,051	0.0%	0.5%
Real Estate Assets	1,769	1,958	0.1%	0.0%

Equity Securities Total (Cost: 2008 $112,494; 2007 $837,940)	101,367	872,208	6.4%	21.8%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate Assets	103,453	168,008	6.6%	4.2%
Services	98,592	143,209	6.3%	3.6%
Manufacturing	23,599	31,234	1.5%	0.8%
Natural Resources	317	—	0.0%	0.0%
Credit Driven	19,659	—	1.3%	0.0%

Partnership and LLC Interests Total (Cost: 2008 $294,846; 2007 $258,197)	245,620	342,451	15.7%	8.6%

Debt Instruments, principally related to marketable alternative asset management funds
Manufacturing	4,500	4,191	0.3%	0.1%
Services	4,121	2,977	0.3%	0.1%
Real Estate Assets	485	339	0.0%	0.0%

Debt Instruments Total (Cost: 2008 $9,641; 2007 $7,757)	9,106	7,507	0.6%	0.2%

United States and Canada Total (Cost: 2008 $1,700,678; 2007 $2,651,192)	1,431,893	3,022,590	91.9%	75.8%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Europe
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	$9,105	$523,244	0.6%	13.0%
Services	29,635	55,082	1.9%	1.4%

Equity Securities Total (Cost: 2008 $45,295; 2007 $513,237)	38,740	578,326	2.5%	14.4%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds (Cost: 2008 $46,104; 2007 $48,032)	45,246	56,279	2.9%	1.4%
Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $1,256; 2007 $480)	187	452	0.0%	0.0%

Europe Total (Cost: 2008 $92,655; 2007 $561,749)	84,173	635,057	5.4%	15.8%

Asia
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Services	11,201	129,090	0.8%	3.3%
Manufacturing	8,654	104,235	0.6%	2.6%
Natural Resources	442	17,525	0.0%	0.4%
Real Estate Assets	368	379	0.0%	0.0%

Equity Securities Total (Cost: 2008 $22,155; 2007 $223,382)	20,665	251,229	1.4%	6.3%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Manufacturing	1,184	—	0.1%	0.0%
Real Estate Assets	707	—	0.0%	0.0%
Services	45	—	0.0%	0.0%

Partnership and LLC Interests Total (Cost: 2008 $1,811; 2007 $—)	1,936	—	0.1%	0.0%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2008 $256; 2007 $—)	151	—	0.0%	0.0%

Asia Total (Cost: 2008 $24,222; 2007 $223,382)	22,752	251,229	1.5%	6.3%

Other Total (principally related to corporate private equity and marketable alternative asset management funds) (Cost: 2008 $7,669; 2007 $63,918)	17,443	83,762	1.2%	2.1%

Total Investments of Consolidated Blackstone Funds (Cost: 2008 $1,825,224; 2007 $3,500,241)	$1,556,261	$3,992,638	100.0%	100.0%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

At December 31, 2008 and 2007, there were no individual investments, which includes consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At December 31, 2008 and 2007, consideration was given as to whether any individual consolidated funds of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At December 31, 2008 and December 31, 2007, Blackport Capital Fund Ltd. had a fair value of $594.5 million and $903.3 million, respectively, and was the sole feeder fund investment to exceed the 5.0% threshold at each date.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which were principally held by one of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
United States – Equity Instruments
Services	$—	$597,880	—	50.0%
Manufacturing	—	222,205	—	18.6%
Natural Resources	—	123,498	—	10.3%
Real Estate Assets	—	71,405	—	6.0%

United States Total (Proceeds: 2008 $—; 2007 $1,013,691)	—	1,014,988	—	84.9%

Europe – Equity Instruments
Manufacturing	—	39,165	—	3.3%
Services	—	26,398	—	2.2%

Europe Total (Proceeds: 2008 $—; 2007 $60,331)	—	65,563	—	5.5%

Asia – Equity Instruments
Natural Resources	77	163	8.6%	—
Services	611	25,277	68.3%	2.1%
Manufacturing	—	78,381	—	6.5%
Real Estate Assets	206	106	23.1%	—

Asia Total (Proceeds: 2008 $782; 2007 $110,596)	894	103,927	100.0%	8.6%

All other regions – Equity Instruments – Manufacturing (Proceeds: 2008 $—; 2007 $11,571)	—	12,380	—	1.0%

Total (Proceeds: 2008 $782; 2007 $1,196,189)	$894	$1,196,858	100.0%	100.0%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds. Net Gains (Losses) from Fund Investment Activities on the Consolidated and Combined Statements of Operations include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held through the consolidated Blackstone Funds:

	2008	2007	2006
Realized Gains (Losses)	$(281,408)	$3,509,318	$4,773,758
Net Change in Unrealized Gains (Losses)	(740,019)	2,796,235	2,491,236

	$(1,021,427)	$6,305,553	$7,264,994

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to the Other Income (Loss)—Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations:

	Year Ended December 31,
	2008	2007	2006
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(1,021,426)	$6,305,553	$7,264,995
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	52,975	(52,142)	(80,489)
Reclassification to Performance Fees and Allocations and Investment Income (Loss) and Other Attributable to Blackstone Funds Prior to Deconsolidation	—	(1,184,457)	(1,373,734)
Interest and Dividend Income and Other Attributable to Consolidated Blackstone Funds	96,115	354,178	279,373

Other Income—Net Gains (Losses) from Fund Investment Activities	$(872,336)	$5,423,132	$6,090,145

Investments in Variable Interest Entities. Blackstone consolidates certain variable interest entities (“VIEs”) in addition to those entities consolidated under EITF 04-5, when it is determined that Blackstone is the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. The assets of the consolidated VIEs are classified principally within Investments. The liabilities of the consolidated VIEs are non-recourse to Blackstone’s general creditors. Blackstone’s consolidation policy, including the consolidation of VIEs, is discussed in Note 2.

FSP FAS No. 140-4 and FIN 46R-8 provides disclosure requirements for, among other things, involvements with VIEs. Those involvements include when Blackstone (1) consolidates an entity because it is the primary beneficiary, (2) has a significant variable interest in the entity, or (3) is the sponsor of the entity.

The nature of these VIEs includes investments in corporate private equity, real estate, credit-oriented and funds of hedge funds assets. The disclosures under FSP FAS No. 140-4 and FIN 46R-8 are presented on a fully aggregated basis. The investment strategies of Blackstone Funds differs by product; however, the fundamental

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of incentive fees and performance fees and allocations. Accordingly, disaggregation of Blackstone’s involvement with VIEs would not provide more useful information. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. For certain of these funds, Blackstone is determined to be the primary beneficiary and hence consolidates such funds within the consolidated and combined financial statements.

FIN 46(R) requires an analysis to (i) determine whether an entity in which Blackstone holds a variable interest is a variable interest entity, and (ii) whether Blackstone’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., incentive and management fees), would be expected to absorb a majority of the variability of the entity. Performance of that analysis requires the exercise of judgment. Blackstone determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion based on certain events. In evaluating whether Blackstone is the primary beneficiary, Blackstone evaluates its economic interests in the fund held either directly by Blackstone or indirectly through employees. The consolidation analysis under FIN 46(R) can generally be performed qualitatively. However, if it is not readily apparent that Blackstone is not the primary beneficiary, a quantitative expected losses and expected residual returns calculation will be performed. Investments and redemptions (either by Blackstone, affiliates of Blackstone or third parties) or amendments to the governing documents of the respective Blackstone Fund could affect an entity’s status as a VIE or the determination of the primary beneficiary.

For those VIEs in which Blackstone is the sponsor, Blackstone may have an obligation as general partner to provide commitments to such funds. During 2008, Blackstone did not provide any support other than its obligated amount.

At December 31, 2008, Blackstone was the primary beneficiary of VIEs whose gross assets were $861.3 million, which is the carrying amount of such financial assets in the consolidated financial statements. Blackstone is also a significant variable interest holder or sponsor in VIEs which are not consolidated, as Blackstone is not the primary beneficiary. At December 31, 2008, assets and liabilities recognized in the Partnership’s Consolidated and Combined Statements of Financial Condition related to our variable interests in these unconsolidated entities were $140.0 million and $0.2 million, respectively. This consisted of $81.1 million of investments, $58.9 million of receivables, and $0.2 million in liabilities. Blackstone’s aggregate maximum exposure to loss was $140.0 million as of December 31, 2008. The difference between the gross assets and Blackstone’s maximum exposure to loss represents non-Blackstone interests in the consolidated Blackstone Fund.

Performance Fees and Allocations

Blackstone manages corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership records as revenue (and/or adjusts previously recorded revenue) to reflect the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. In certain performance fee arrangements related to certain funds of hedge funds and credit-oriented funds in the marketable alternative asset management segment, Blackstone is entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments since Blackstone retains the specialized investment company accounting of these funds pursuant to EITF 85-12.

A summary of Blackstone’s equity method investments follows:

	Equity Held			Equity in Net Income (Loss)
	December 31,			Year Ended December 31,
	2008	2007		2008	2007	2006
Equity Method Investments	$1,063,615	$1,971,228	Equity in Net Income	$(551,780)	$163,495	$31,760

The summarized financial information of the funds in which the Partnership has an equity method investment is as follows:

	December 31, 2008 and the Year Then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total
Statement of Financial Condition
Assets
Investments	$15,365,639	$10,341,723	$13,884,206	$39,591,568
Other Assets	202,467	397,164	5,188,035	5,787,666

Total Assets	$15,568,106	$10,738,887	$19,072,241	$45,379,234

Liabilities and Partners’ Capital
Debt	$230,891	$163,954	$1,195,841	$1,590,686
Other Liabilities	87,351	116,572	3,980,596	4,184,519

Total Liabilities	318,242	280,526	5,176,437	5,775,205

Partners’ Capital	15,249,864	10,458,361	13,895,804	39,604,029

Total Liabilities and Partners’ Capital	$15,568,106	$10,738,887	$19,072,241	$45,379,234

Statement of Income
Interest Income	$8,152	$3,920	$531,395	$543,467
Other Income	11,615	130,203	77,335	219,153
Interest Expense	(4,988)	(10,711)	(60,477)	(76,176)
Other Expenses	(80,948)	(34,179)	(162,898)	(278,025)
Net Realized and Unrealized Gain (Loss) from Investments	(6,147,568)	(6,772,661)	(5,127,463)	(18,047,692)

Net Income (Loss)	$(6,213,737)	$(6,683,428)	$(4,742,108)	$(17,639,273)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2008	2007	2006
Realized Gains	$(1,432)	$10,050	$6,791
Net Change in Unrealized Gains (Losses)	(9,159)	2,803	2,514

	$(10,591)	$12,853	$9,305

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

•

Level I—Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments in Level I include listed equities and listed derivatives. As required by SFAS No. 157, the Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

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

•

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, credit-oriented funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of December 31, 2008 and December 31, 2007, respectively:

	December 31, 2008
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$58,406	$994	$1,496,861	$1,556,261
Other Investments	22,499	—	41,146	63,645
Securities Sold, Not Yet Purchased	894	—	—	894

	December 31, 2007
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$1,639,006	$20,746	$2,332,886	$3,992,638
Other Investments	1,370	—	29,656	31,026
Securities Sold, Not Yet Purchased	1,196,858	—	—	1,196,858

The following table summarizes the Level III investments by valuation methodology as of December 31, 2008:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	70.0%	70.0%
Specific Valuation Metrics	16.0%	9.0%	5.0%	30.0%

Total	16.0%	9.0%	75.0%	100.0%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows. The following table does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period.

	Year Ended December 31,
	2008	2007
Balance, Beginning of Period	$2,362,542	$27,564,206
Transfers Out Due to Deconsolidation	—	(29,956,708)
Transfers Out Due to Reorganization	—	(1,892,802)
Transfers In Due to Reorganization	—	28,307
Transfer In (Out) of Level III, Net	(323,422)	(721,900)
Purchases (Sales), Net	108,838	1,848,732
Realized Gains (Losses), Net	2,630	5,485,653
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(612,581)	7,054

Balance, End of Period	$1,538,007	$2,362,542

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations.

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

The derivative instruments held by the Partnership, including the consolidated Blackstone Funds, are not material. During the periods presented, the Blackstone operating partnerships held no credit default swaps and only a few of its consolidated Blackstone Funds held an immaterial amount of credit default swaps.

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

The applicable Blackstone Funds are subject to credit risk to the extent any broker with which the funds conduct business is unable to deliver cash balances or securities, or clear security transactions on their behalf. The Partnership monitors the financial condition of the brokers with which these funds conduct business and believes the likelihood of loss under the aforementioned circumstances is remote.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	OTHER ASSETS

Other Assets consists of the following:

	December 31,
	2008	2007
Furniture, Equipment and Leasehold Improvements	$194,576	$121,817
Less: Accumulated Depreciation	(75,610)	(57,447)

Furniture, Equipment and Leasehold Improvements, Net	118,966	64,370
Prepaid Expenses	32,413	26,326
Other Assets	14,055	8,670

	$165,434	$99,366

Depreciation expense of $18.2 million, $11.2 million and $7.3 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2008, 2007 and 2006, respectively, is included in General, Administrative and Other in the accompanying Consolidated and Combined Statements of Operations.

8.	LOANS PAYABLE

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

	December 31,
	2008			2007
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,000,000	$250,000	1.97%	$1,000,000	$—	0.00%
Operating Entities Facilities (b)	116,750	109,618	2.08%	162,000	105,069	5.50%
Corporate Debt Credit Facilites (c)	90,000	25,000	3.25%	90,000	3,750	7.75%

	1,206,750	384,618	2.08%	1,252,000	108,819	5.58%
Blackstone Fund Facilities (d)	77,566	2,382	3.28%	166,665	21,570	5.10%

	$1,284,316	$387,000	2.09%	$1,418,665	$130,389	5.50%

(a)	Represents short-term borrowings under a revolving credit facility that were used to fund the operating and investing activities of entities of the Partnership. Borrowings bear interest at an adjusted LIBOR rate or adjusted prime rate. Any outstanding borrowings at May 11, 2009, the maturity date of the facility, are payable at that time. The facility is unsecured and unguaranteed. There is a commitment fee of 0.375% or 0.5% per annum, as defined, on the unused portion of this facility.
(b)

Represents borrowings under a loan and security agreement as well as a capital asset purchase facility. The loan and security agreement facility bears interest at an adjusted rate below the lending bank’s prime commercial rate. Borrowings are available for the Partnership to provide partial financing to certain

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone employees to finance the purchase of their equity investments in certain Blackstone Funds. The advances to Blackstone employees are secured by investor notes, generally paid back over a four-year period, and the related underlying investment, as well as full recourse to the employees’, bonuses and returns from other Partnership investments. The capital asset purchase facility is secured by the purchased asset and borrowings bear interest at a spread to LIBOR. The borrowings are paid down through the termination date of the facility in 2014.

(c)	Represents short-term borrowings under credit facilities established to finance investments in debt securities. Borrowings were made at the time of each investment and are required to be repaid at the earlier of (1) the investment’s disposition or (2) 120 days after the date of the borrowing. Borrowings under the facilities bear interest at an adjusted LIBOR rate. Borrowings are secured by the investments acquired with the proceeds of such borrowings. In addition, such credit facilities are supported by letters of credit. One of the facilities, with available credit of $50.0 million, carries a commitment fee of 0.15% per annum on the unused portion of the facility.
(d)	Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Due to the fact that the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds. As of December 31, 2008, the amount disclosed for credit available is $16.5 million less than the maximum amount of one of the facilities. The credit available amount has been limited under the terms of the borrowing facility.

Scheduled principal payments for long-term borrowings at December 31, 2008 are as follows:

2009	$54,084
2010	33,086
2011	23,558
2012	11,269
2013	2,504
Thereafter	10,117

Total	$134,618

9.	INCOME TAXES

Prior to the Reorganization, Blackstone provided for New York City unincorporated business tax for certain entities based on a statutory rate of 4%. Following the Reorganization, the Blackstone Holdings Partnerships and certain of their subsidiaries will continue to operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases continue to be subject to the New York City unincorporated business tax or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings Partnerships will be

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

subject to federal, state and local corporate income taxes. Blackstone’s effective income tax rate was approximately (3.40)%, 1.58% and 1.39% for the years ended December 31, 2008, 2007 and 2006, respectively.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current
Federal Income Tax	$426	$7,718	$—
Foreign Income Tax	2,075	2,962	3,433
State and Local Income Tax	6,855	31,142	34,433

	9,356	41,822	37,866

Deferred
Federal Income Tax	(34,020)	(10,038)	—
State and Local Income Tax	(16,325)	(5,806)	(5,932)

	(50,345)	(15,844)	(5,932)

Total Provision (Benefit) for Taxes	$(40,989)	$25,978	$31,934

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2008	2007
Deferred Tax Assets
Fund Management Fees	$7,936	$13,499
Equity-based Compensation	32,364	34,320
Unrealized Loss from Investments	21,694	—
Depreciation and Amortization	731,064	729,491
Net Operating Loss Carry Forward	49,292	—
Other	3,073	—

Total Deferred Tax Assets	$845,423	$777,310

Deferred Tax Liabilities
Depreciation and Amortization	$16,705	$10,253
Unrealized Gains from Investments	—	12,906

Total Deferred Tax Liabilities	$16,705	$23,159

Deferred Tax Liabilities are included within Accounts Payable, Accrued Expense and Other Liabilities in the accompanying Consolidated and Combined Statements of Financial Position.

Under SFAS No. 109, future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. While Blackstone expects to record significant net losses from

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

a financial reporting perspective, Blackstone does not expect to record comparable losses on a tax basis. Whereas the amortization of non-cash equity compensation results in significant expense under GAAP and is a significant contributor to the expected financial reporting losses, for the most part these expenses are not tax deductible and, as a result, do not decrease taxable income or contribute to a taxable loss.

Blackstone has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. Blackstone had taxable income in 2007 and thus fully utilized the tax benefit from the amortization of the tax basis intangibles. Blackstone had a taxable loss of $109.0 million in 2008 and will record a total tax benefit of $49.3 million for the benefit of the carryback and carryforward of such taxable loss. Any loss not carried back and utilized against 2007 taxable income will be carried forward. The material portion of the benefit from the loss will not expire until 2028. Blackstone has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance. In addition, at this time, Blackstone’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset, including the 2008 taxable loss, will be realized. Therefore, Blackstone has determined that no valuation allowance is needed at December 31, 2008.

The following table reconciles the Provision (Benefit) for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. Federal Income Tax Rate	(35.00)%	35.00%	35.00%
Income Passed Through to Common Unit Holders and Predecessor Owners (a)	23.76%	(38.39)%	(35.00)%
Interest Expense	(3.49)%	(0.33)%	—
Foreign Income Taxes	0.17%	0.11%	0.15%
State and Local Income Taxes	(0.51)%	1.50%	1.24%
Equity-based Compensation	11.67%	3.69%	—

Effective Income Tax Rate	(3.40)%	1.58%	1.39%

(a)	Includes income that primarily arose prior to the IPO and that is not taxable to the Partnership and its subsidiaries, except for New York City unincorporated business tax. Such income was taxable to the Partnership’s pre-IPO owners and any U.S. federal, state or local income tax related to this income is paid directly by these owners.

Currently, Blackstone does not believe it meets the indefinite reversal criteria of APB Opinion No. 23, Accounting for Income Taxes—Special Areas. Accordingly, where applicable, Blackstone will record a deferred tax liability for a taxable outside basis difference of an investment in a foreign subsidiary.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone recognizes accrued interest and penalties related to uncertain tax positions in operating expenses in the Consolidated and Combined Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2008, Blackstone did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2008, Blackstone’s and the predecessor entities’ U.S. federal income tax returns for the years 2005 through 2008 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2004 through 2008. Currently, the City of New York is examining certain subsidiaries’ tax returns for the years 2001 through 2006. In addition, HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for the years 2004 through 2006. Blackstone does not believe that the outcome of these examinations will require it to record reserves for uncertain tax positions pursuant to FIN 48 or that the outcome will have a material impact on the consolidated and combined financial statements. Blackstone does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

10.	NET LOSS PER COMMON UNIT

Beginning in the third quarter of 2008, certain unitholders exchanged Blackstone Holdings Partnership Units for Blackstone Common Units. Until the Blackstone Common Units issued in such exchanges are transferred to third parties, the exchanging unitholders will forego any priority distributions referred to below. As a result, net loss available to the common unitholders was allocated between common units entitled to priority distributions and common units not entitled to priority distributions. The Partnership has calculated net loss per unit in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement 128 (“EITF 03-06”).

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basic and diluted net loss per common unit for the three and twelve months ended December 31, 2008 are calculated as follows:

	Year Ended December 31, 2008
	Basic	Diluted
Total Undistributed Loss
Net Loss Allocable to Common Unit Holders	$(1,163,032)	$(1,163,032)
Less: Distributions to Common Unitholders	237,960	237,960

Total Undistributed Loss	$(1,400,992)	$(1,400,992)

Allocation of Total Undistributed Loss
Undistributed Loss—Common Unitholders Entitled to Priority Distributions	$(1,391,756)	$(1,391,756)
Undistributed Loss—Common Unitholders Not Entitled to Priority Distributions	(9,236)	(9,236)

Total Undistributed Loss	$(1,400,992)	$(1,400,992)

Net Loss Per Common Unit—Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(5.26)	$(5.26)
Priority Distributions	0.90	0.90

Net Loss Per Common Unit—Common Units Entitled to Priority Distributions	$(4.36)	$(4.36)

Net Loss Per Common Unit—Common Units Not Entitled to Priority Distributions
Net Loss Per Common Unit—Common Units Not Entitled to Priority Distributions	$(3.09)	$(3.09)

Weighted-Average Common Units Outstanding—Common Units Entitled to Priority Distributions	264,046,557	264,046,557
Weighted-Average Common Units Outstanding—Common Units Not Entitled to Priority Distributions	1,501,373	1,501,373

Total Weighted-Average Common Units Outstanding	265,547,930	265,547,930

For the year ended December 31, 2008, a total of 31,946,702 unvested deferred restricted common units and 831,549,761 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Basic and diluted net loss per common unit for the period June 19, 2007 to December 31, 2007 are calculated as follows:

	June 19, 2007 through December 31, 2007
	Basic	Diluted
Net Loss Allocable to Common Unit Holders	$(335,514)	$(335,514)

Weighted-Average Common Units Outstanding	259,979,606	259,979,606

Net Loss per Common Unit	$(1.29)	$(1.29)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the period June 19, 2007 to December 31, 2007, a total of 34,108,113 unvested deferred restricted common units and 827,151,349 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Cash Distribution Policy

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual adjusted cash flow from operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time.

The partnership agreements of the Blackstone Holdings partnerships provide that until December 31, 2009, the income (and accordingly distributions) of Blackstone Holdings are to be allocated each year:

•

first, to The Blackstone Group L.P.’s wholly-owned subsidiaries until sufficient income has been so allocated to permit The Blackstone Group L.P. to make aggregate distributions to its common unitholders of $1.20 per common unit on an annualized basis for such year;

•	second, to the other partners of the Blackstone Holdings partnerships until an equivalent amount of income on a partnership interest basis has been allocated to such other partners for such year; and

•	thereafter, pro rata to all partners of the Blackstone Holdings partnerships in accordance with their respective partnership interests.

In addition, the partnership agreements of the Blackstone Holdings partnerships will provide for cash distributions, referred to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on Blackstone’s estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). The Blackstone Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities.

Until December 31, 2009, Blackstone personnel and others with respect to their Blackstone Holdings Partnership Units will not receive any distributions (other than tax distributions in the circumstances specified above) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. Blackstone does not intend to maintain this priority allocation after December 31, 2009.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2008, Blackstone repurchased a combination of 9,221,979 vested and unvested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $130.1 million.

11.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units). As of January 1, 2008, the Partnership had the ability to grant 162,109,845 units under the Equity Plan during the year ended December 31, 2008.

For the year ended December 31, 2008, the Partnership recorded compensation expense of $3.30 billion in relation to its equity-based awards with a corresponding tax benefit of $16.4 million. The Partnership recorded compensation expense of $1.77 billion for the period June 19, 2007 through December 31, 2007. As of December 31, 2008, there was $9.22 billion of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 4.9 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,135,164,858 as of December 31, 2008. Total outstanding unvested phantom units were 532,794 as of December 31, 2008.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2008 and a summary of changes during the period January 1, 2008 through December 31, 2008, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2007	439,153,982	$31.00	34,734,870	$26.65	967,923	$27.23
Granted	7,792,405	8.52	2,851,469	9.39	24,630	16.52
Repurchased	(7,510,488)	31.00	—	—	—	—
Vested	(83,502,416)	29.35	(7,664,625)	23.90	(380,492)	28.11
Exchanged	(128,200)	31.00	167,271	19.62	3,333	15.11
Forfeited	(1,493,851)	31.00	(1,519,377)	26.65	(82,600)	26.76

Balance, December 31, 2008	354,311,432	30.89	28,569,608	25.90	532,794	26.09

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased under the unit repurchase program both vested and unvested units in conjunction with the modifications. A percentage of the cash settlement was paid up front to the senior managing directors and the remaining percentage of the settlement will be held in escrow and in certain cases earned over a specified service period. At the date of such modifications, the Partnership recognized total compensation expense of $185.5 million, which is included in the total equity-based compensation expense of $3.30 billion, related to the modifications and cash settlement. Additional compensation expense related to the portion of the settlement held in escrow will be recognized over the specified service period which ranges from approximately 18 to 50 months.

Units Expected to Vest

The following unvested units, as of December 31, 2008, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	329,270,976	4.7
Deferred Restricted Blackstone Common Units	23,359,795	5.1

Total Equity-Based Awards	352,630,771	4.7

Phantom Units	456,432	1.3

Equity-Settled and Cash-Settled Awards

The Partnership has granted deferred restricted common units to the non-senior managing director professionals, analysts and senior finance and administrative personnel and selected external advisors and phantom units (cash settled equity-based awards) to the other non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash.

Equity-Settled Awards. The fair values have been derived based on the closing price of Blackstone’s common stock on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 18% annually by employee class, and a per unit discount, ranging from $0.58 to $9.83 as a majority of these unvested awards do not contain distribution participation rights. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

Cash-Settled Awards. Subject to a non-senior managing director employee’s continued employment with Blackstone, the phantom units will vest in equal installments on each of the first, second and third anniversaries of the IPO or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 18% annually by employee class. Blackstone is accounting for these cash settled awards as a liability calculated in accordance with the provisions of SFAS No. 123(R).

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone paid $6.7 million and $0.5 million to non-senior managing director employees in settlement of phantom units for the year ended December 31, 2008 and for the period June 19 through December 31, 2007, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisors received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 to vest over a period of up to 8 years from the IPO date. Subsequent to the Reorganization, the Partnership has granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership is accounting for the unvested Blackstone Holdings Partnership Units as compensation expense in accordance with SFAS No. 123(R). The fair values have been derived based on the closing price of Blackstone’s common stock on the date of the grant, or $31 (based on the initial public offering price per Blackstone Common Unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 16%, based on historical experience.

Performance Awards

The Partnership has also granted performance-based awards. These awards are based on the performance of certain businesses over the five-year period beginning January 2008, relative to a predetermined threshold. As of December 31, 2008, the thresholds for 2008 were not met and the Partnership has determined that there is too much uncertainty in the probability that the threshold will be exceeded in future periods. As such, the Partnership has not recorded any expense related to these awards for the year ended December 31, 2008. The Partnership will continue to review the performance of these businesses, and, if necessary, will record an expense over the corresponding service period based on the most probable level of anticipated performance. This award will be accounted for as a liability under the guidance provided in SFAS No. 123(R) and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as the number of units to be granted in 2012 is dependent upon variations in something other than the fair value of the issuer’s equity shares, i.e., the businesses’ five-year profitability.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founders, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of December 31, 2008 and 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31, 2008	December 31, 2007
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Predecessor Owners and Blackstone Employees for Investments in Blackstone Funds	$175,268	$143,849
Payments Made on Behalf of Non-Consolidated Entities	58,536	204,701
Management and Performance Fees Due from Non-Consolidated Funds of Funds	50,774	90,696
Amounts Due from Portfolio Companies and Funds	72,376	43,683
Advances Made to Predecessor Owners and Blackstone Employees	8,130	9,749
Investments Redeemed in Non-Consolidated Funds of Funds	496,350	363,176

	$861,434	$855,854

Due to Affiliates
Due to Predecessor Owners in Connection with the Tax Receivable Agreement	$722,449	$689,119
Accrual of Possible Repayment of Previously Received Performance Fees and Allocations	260,018	—
Due to Predecessor Owners and Blackstone Employees	—	65,995
Distributions Received on Behalf of Predecessor Owners and Blackstone Employees	262,737	71,065
Distributions Received on Behalf of Non-Consolidated Entities	22,938	3,315
Payments Made by Non-Consolidated Entities	17,435	2,115

	$1,285,577	$831,609

Interests of the Founders, Senior Managing Directors and Employees

In addition, the Founders, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of December 31, 2008 and 2007, the Founders’, other senior managing directors’ and employees’ investments in consolidated Blackstone Funds aggregated $507.2 million and $1.27 billion, respectively, and the Founders’, other senior managing directors’ and employees’ share of the Non-Controlling Interests in Income (Loss) of Consolidated Entities aggregated $(281.7) million, $279.7 million and $398.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues from Affiliates

Management and Advisory Fees earned from affiliates totaled $188.3 million, $595.0 million and $405.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $6.0 million, $6.5 million, and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. No such loans that were outstanding as of December 31, 2008 were made to any director or executive officer of Blackstone since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap), to the corporate private equity, real estate and certain credit-oriented funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any.

Accrual of Possible Repayment of Previously Received Performance Fees and Allocations, which is a component of Due to Affiliates, represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone carry funds were to be liquidated based on the fair value of the underlying funds’ investments as of December 31, 2008. Such obligations were $260.0 million as of December 31, 2008, of which $109.8 million related to Blackstone Holdings and $150.2 million related to non-controlling interest holders. No such obligation existed as of December 31, 2007.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets of the Founders (“Personal Aircraft”). In addition, on occasion, the Founders and their families have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. The Founders paid for their respective purchases of the aircraft themselves and bear all operating, personnel and maintenance costs associated with their operation. In addition, the Founders are charged for their and their families’ personal use of Blackstone assets based on market rates and usage. Payment by Blackstone for the use of the Personal Aircraft by other Blackstone employees are made at market rates. Personal use of Blackstone resources are also reimbursed to Blackstone at market rates. The transactions described herein are not material to the consolidated and combined financial statements.

Tax Receivable Agreement

Blackstone used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units for Blackstone Common Units on a one-for-one basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries would otherwise be required to pay in the future.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $722.4 million over the next 15 years. The present value of these estimated payments totals $146.5 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. In January 2009 payments totaling $17,018,960 were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2007 taxable year.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

13.	COMMITMENTS AND CONTINGENCIES

Guarantees – Blackstone had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at December 31, 2008.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At December 31, 2008, such guarantees amounted to $5.0 million.

Debt Covenants – Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of December 31, 2008.

Investment Commitments – The Blackstone Funds had signed investment commitments with respect to investments representing commitments of $33.8 million as of December 31, 2008. Included in this is $0.5 million of signed investment commitments for portfolio company acquisitions in the process of closing.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.39 billion as of December 31, 2008.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $1.79 billion as of December 31, 2008. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

Contingent Obligations (Clawback) – Included within Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest received to date exceeds the amount due to Blackstone based on cumulative results. If, at December 31, 2008, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.37 billion, on an after tax basis where applicable, of which $334.3 million related to Blackstone Holdings and $1.03 billion related to current and former Blackstone personnel. These amounts are inclusive of the amounts described in Note 12 under Contingent Repayment Guarantee. A portion of the carried interest paid to current and former Blackstone personnel is held in segregated and/or collateralized accounts in the event of a cash clawback obligation. The segregated accounts and most of the collateralized accounts are not included in the financial statements of the Partnership. At December 31, 2008, $472.8 million was held in such segregated and/or collateralized accounts.

Contingent Performance Fees and Allocations – There were no performance fees and allocations related to marketable alternative asset management funds for the year ended December 31, 2008 attributable to arrangements where the measurement period has not ended.

Litigation – From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of December 31, 2008, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

Operating Leases – The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2024. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2008, 2007 and 2006, was $40.7 million, $30.2 million and $23.9 million, respectively. At December 31, 2008 and 2007, the Partnership maintained irrevocable standby letters of credit cash deposits as security for the leases of $10.4 million and $7.3 million, respectively. As of December 31, 2008, the approximate aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2009	$43,697
2010	51,803
2011	45,990
2012	44,875
2013	45,100
Thereafter	325,962

$557,427

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Corporate Private Equity—Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate—Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Marketable Alternative Asset Management—Blackstone’s Marketable Alternative Asset Management segment whose consistent focus is current earnings comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. GSO’s results from the date of acquisition have been included in this segment.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income excluding the impact of income taxes and transaction-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction-related charges nor do such financial statements reflect certain compensation expenses including performance payment arrangements associated with senior managing directors, departed partners and other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO but are included in the financial statements for the periods following the IPO as a component of compensation and benefits expense. The aggregate of ENI for all reportable segments equals Total Reportable Segment ENI. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four reportable segments as of and for the year ended December 31, 2008:

	December 31, 2008 and the Year then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$268,961	$295,921	$476,836	$—	$1,041,718
Advisory Fees	—	—	—	397,519	397,519
Transaction and Other Fees	80,950	36,046	8,516	—	125,512
Management Fee Offsets	(34,016)	(4,969)	(6,606)	—	(45,591)

Total Management and Advisory Fees	315,895	326,998	478,746	397,519	1,519,158
Performance Fees and Allocations	(430,485)	(819,023)	2,259	—	(1,247,249)
Investment Income (Loss) and Other	(171,580)	(225,984)	(329,485)	13,047	(714,002)

Total Revenues	(286,170)	(718,009)	151,520	410,566	(442,093)

Expenses
Compensation and Benefits	16,206	76,793	240,955	234,755	568,709
Other Operating Expenses	90,130	55,782	106,027	67,277	319,216

Total Expenses	106,336	132,575	346,982	302,032	887,925

Economic Net Income (Loss)	$(392,506)	$(850,584)	$(195,462)	$108,534	$(1,330,018)

Segment Assets	$2,532,159	$1,677,722	$2,616,697	$549,789	$7,376,367

The following table reconciles the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes and Total Assets as of and for the year ended December 31, 2008:

	December 31, 2008 and the Year then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated
Revenues	$(442,093)	$92,732	(a)	$(349,361)
Expenses	$887,925	$3,498,677	(b)	$4,386,602
Other Income (Loss)	$—	$(872,336	)(c)	$(872,336)
Economic Net Income (Loss)	$(1,330,018)	$125,997	(d)	$(1,204,021)
Total Assets	$7,376,367	$1,881,544	(e)	$9,257,911

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated and combined expenses.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(105,418)
Fund Expenses Added in Consolidation	66,046
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(832,964)

Total Consolidation Adjustments	$(872,336)

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Benefit for Taxes as reported in the Consolidated and Combined Statements of Operations consists of the following:

Year Ended December 31, 2008
Economic Net Income (Loss)	$(1,330,018)

Adjustments
Amortization of Intangibles	(153,237)
Transaction-Related Charges	(3,331,722)
Other Adjustments	(999)
Decrease in Loss Associated with Non-Controlling Interests in Income of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	3,611,955

Total Adjustments	125,997

Income (Loss) Before Benefit for Taxes	$(1,204,021)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments as of and for the year ended December 31, 2007:

	December 31, 2007 and the Year then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$254,843	$233,072	$316,337	$—	$804,252
Advisory Fees	—	—	—	360,284	360,284
Transaction and Other Fees	178,071	348,410	6,630	—	533,111
Management Fee Offsets	(65,035)	(11,717)	(33)	—	(76,785)

Total Management and Advisory Fees	367,879	569,765	322,934	360,284	1,620,862
Performance Fees and Allocations	379,917	623,951	156,980	—	1,160,848
Investment Income and Other	117,533	135,827	148,082	7,374	408,816

Total Revenues	865,329	1,329,543	627,996	367,658	3,190,526

Expenses
Compensation and Benefits	96,402	145,146	150,330	132,633	524,511
Other Operating Expenses	78,473	54,829	74,728	39,037	247,067

Total Expenses	174,875	199,975	225,058	171,670	771,578

Economic Net Income	$690,454	$1,129,568	$402,938	$195,988	$2,418,948

Segment Assets	$2,680,692	$3,281,587	$3,041,008	$584,568	$9,587,855

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes as of and for the year ended December 31, 2007:

	December 31, 2007 and the Year then Ended
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated
Revenues	$3,190,526	$(140,378	)(a)	$3,050,148
Expenses	$771,578	$1,993,266	(b)	$2,764,844
Other Income	$—	$5,423,132	(c)	$5,423,132
Economic Net Income	$2,418,948	$(769,733	)(d)	$1,649,215
Total Assets	$9,587,855	$3,586,345	(e)	$13,174,200

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Other Income adjustment results from the following:

December 31, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$131,980
Fund Expenses Added in Consolidation	151,917
Non-Controlling Interests in Income of Consolidated Entities	5,139,235

Total Consolidation Adjustments	$5,423,132

(d)	The reconciliation of Economic Net Income to Income Before Provision for Taxes as reported in the Consolidated and Combined Statements of Operations consists of the following:

Year Ended December 31, 2007
Economic Net Income	$2,418,948

Adjustments
Amortization of Intangibles	(117,607)
Transaction-Related Charges	(1,732,134)
Decrease in Loss Associated with Non-Controlling Interests in Income of Consolidated Entities Primarily Relating to the Blackstone Holdings Partnership Units Held by Blackstone Holdings Limited Partners	1,080,008

Total Adjustments	(769,733)

Income Before Provision for Taxes	$1,649,215

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments for the year ended December 31, 2006:

	December 31, 2006 and the Year then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$222,509	$128,041	$183,027	$—	$533,577
Advisory Fees	—	—	—	256,914	256,914
Transaction and Other Fees	199,455	144,541	6,581	—	350,577
Management Fee Offsets	(17,668)	(9,452)	(1,215)	—	(28,335)

Total Management and Advisory Fees	404,296	263,130	188,393	256,914	1,112,733
Performance Fees and Allocations	594,494	633,596	67,322	–	1,295,412
Investment Income and Other	128,787	102,444	64,751	3,408	299,390

Total Revenues	1,127,577	999,170	320,466	260,322	2,707,535

Expenses
Compensation and Benefits	61,882	67,767	74,855	45,563	250,067
Other Operating Expenses	55,841	28,659	53,942	20,886	159,328

Total Expenses	117,723	96,426	128,797	66,449	409,395

Economic Net Income	$1,009,854	$902,744	$191,669	$193,873	$2,298,140

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes for the year ended December 31, 2006:

	Year then Ended December 31, 2006
	Total Reportable Segments	Consolidation Adjustments		Blackstone Consolidated and Combined
Revenues	$2,707,535	$(90,106	)(a)	$2,617,429
Expenses	$409,395	$143,694	(b)	$553,089
Other Income	$—	$6,090,145	(c)	$6,090,145
Economic Net Income	$2,298,140	$—		$2,298,140

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated and combined expenses.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Other Income adjustment results from the following:

December 31, 2006
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$90,106
Fund Expenses Added in Consolidation	143,694
Non-Controlling Interests in Income of Consolidated Entities	5,856,345

Total Consolidation Adjustments	$6,090,145

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$68,523	$353,652	$(160,254)	$(611,282)
Expenses	1,098,063	1,163,808	1,132,698	992,033
Other Income (Loss)	(215,636)	189,678	(550,755)	(295,623)

Income (Loss) Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	$(1,245,176)	$(620,478)	$(1,843,707)	$(1,898,938)

Income (Loss) Before Provision for Taxes	$(246,719)	$(185,509)	$(365,499)	$(406,294)

Net Income (Loss)	$(250,993)	$(156,531)	$(340,331)	$(415,177)

Net Income (Loss) Attributable to
Common Unit Holders (1)	$(250,993)	$(156,531)	$(340,331)	$(415,177)

Net Loss Per Common Unit—Basic and Diluted Common Units Entitled to Priority Distributions	$(0.97)	$(0.60)	$(1.27)	$(1.53)

Common Units Not Entitled to Priority Distributions	N/A	N/A	$(1.57)	$(1.53)

Priority Distributions Declared (2)	$0.30	$0.30	$0.30	$0.30

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$1,226,368	$952,128	$526,686	$344,966
Expenses	172,150	476,968	1,050,995	1,064,731
Other Income	3,036,482	2,360,343	9,884	16,423

Income (Loss) Before Non-Controlling Interests in Income of Consolidated Entities and Provision for Taxes	4,090,700	2,835,503	(514,425)	(703,342)

Income (Loss) Before Provision for Taxes	$1,146,046	$771,942	$(107,349)	$(161,424)

Net Income (Loss)	$1,132,076	$774,351	$(113,190)	$(170,000)

Net Income (Loss) Attributable to Common Unit Holders (1)	N/A	$(52,324)	$(113,190)	$(170,000)

Net Loss Per Common Unit—Basic and Diluted Common Units Entitled to Priority Distributions	N/A	$(0.20)	$(0.44)	$(0.65)

Common Units Not Entitled to Priority Distributions	N/A	N/A	N/A	N/A

Priority Distributions Declared (2)	N/A	N/A	N/A	$0.30

(1)	Refer to “Reorganization of the Partnership” in Note 1 for further discussion.
(2)	Distributions declared reflects the calendar date of declaration of each distribution.

16.	EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain finance and administrative professionals who are participants in the Plan, the Partnership contributes 2% of such professional’s pretax annual compensation up to a maximum of one thousand six hundred dollars. In addition, the Partnership will contribute 50% of the first 4% of pretax annual compensation contributed by such professional participants with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2008, 2007 and 2006, the Partnership incurred expenses of $1.3 million, $0.9 million and $0.6 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“UK Plan”). All United Kingdom employees are eligible to contribute to the UK Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2008, 2007 and 2006, the Partnership incurred expenses of $0.3 million, $0.3 million and $0.2 million in connection with the UK Plan.

17.	REGULATED ENTITIES

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

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2008, approximately $30.5 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2008
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$503,737	$—	$—	$503,737
Cash Held by Blackstone Funds and Other	57,536	849,788	—	907,324
Investments	1,650,071	1,385,132	(204,261)	2,830,942
Accounts Receivable	309,201	2,866	—	312,067
Due from Brokers	—	48,506	—	48,506
Investment Subscriptions Paid in Advance	6,697	—	(4,781)	1,916
Due from Affiliates	1,057,362	216	(196,144)	861,434
Intangible Assets, Net	1,077,526	—	—	1,077,526
Goodwill	1,703,602	—	—	1,703,602
Other Assets	165,212	222	—	165,434
Deferred Tax Assets	845,423	—	—	845,423

Total Assets	$7,376,367	$2,286,730	$(405,186)	$9,257,911

Liabilities and Partners’ Capital
Loans Payable	$387,000	$—	$—	$387,000
Amounts Due to Non-Controlling Interest Holders	105,942	1,009,780	(12,299)	1,103,423
Securities Sold, Not Yet Purchased	—	894	—	894
Due to Affiliates	1,064,980	362,526	(141,929)	1,285,577
Accrued Compensation and Benefits	410,593	2,866	—	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	169,595	112,699	(108,858)	173,436

Total Liabilities	2,138,110	1,488,765	(263,086)	3,363,789

Non-Controlling Interests in Consolidated Entities	1,729,100	293,403	362,462	2,384,965

Partners’ Capital
Partners’ Capital	3,509,448	504,562	(504,562)	3,509,448
Accumulated Other Comprehensive Income	(291)	—	—	(291)

Total Partners’ Capital	3,509,157	504,562	(504,562)	3,509,157

Total Liabilities and Partners’ Capital	$7,376,367	$2,286,730	$(405,186)	$9,257,911

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2007
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$868,629	$—	$—	$868,629
Cash Held by Blackstone Funds and Other	102,638	61,058	—	163,696
Investments	4,012,408	3,509,683	(376,935)	7,145,156
Accounts Receivable	206,403	6,743	(60)	213,086
Due from Brokers	—	812,250	—	812,250
Investment Subscriptions Paid in Advance	3,092	34,549	(943)	36,698
Due from Affiliates	771,687	84,167	—	855,854
Intangible Assets, Net	604,681	—	—	604,681
Goodwill	1,597,474	—	—	1,597,474
Other Assets	97,891	1,475	—	99,366
Deferred Tax Assets	777,310	—	—	777,310

Total Assets	$9,042,213	$4,509,925	$(377,938)	$13,174,200

Liabilities and Partners’ Capital
Loans Payable	$130,389	$—	$—	$130,389
Amounts Due to Non-Controlling Interest Holders	153,844	117,000	(943)	269,901
Securities Sold, Not Yet Purchased	—	1,196,858	—	1,196,858
Due to Affiliates	831,364	245	—	831,609
Accrued Compensation and Benefits	188,997	—	—	188,997
Accounts Payable, Accrued Expenses and Other Liabilities	238,501	11,944	—	250,445

Total Liabilities	1,543,095	1,326,047	(943)	2,868,199

Non-Controlling Interests in Consolidated Entities	3,272,273	2,063,438	743,445	6,079,156

Partners’ Capital
Partners’ Capital	4,226,500	1,120,440	(1,120,440)	4,226,500
Accumulated Other Comprehensive Income	345	—	—	345

Total Partners’ Capital	4,226,845	1,120,440	(1,120,440)	4,226,845

Total Liabilities and Partners’ Capital	$9,042,213	$4,509,925	$(377,938)	$13,174,200

(a)	The consolidated Blackstone Funds consisted of the following:

BDD Affiliate Fund II LLC

BDD Affiliates Fund LLC

Blackstone Corporate Opportunities Master Fund L.P.

Blackstone Distressed Securities Fund L.P.

Blackstone Employee Fund L.P.

Blackstone Kailix Affiliates Fund II LLC

Blackstone Kailix Affiliates Fund LLC

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone Kailix Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

The Asia Opportunities Fund L.P.

Corporate private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine fund side-by-side investment vehicles

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of The Blackstone Group L.P. and subsidiaries (“Blackstone”) is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone’s Internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Blackstone’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Blackstone’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2008 was effective and that there were no material weaknesses in Blackstone’s internal control over financial reporting as of that date.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2008, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	62	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	58	President, Chief Operating Officer and Director
J. Tomilson Hill	60	Vice Chairman and Director
Laurence A. Tosi	41	Chief Financial Officer
Robert L. Friedman	65	Chief Legal Officer
Sylvia F. Moss	66	Senior Managing Director—Administration
Joan Solotar	44	Senior Managing Director—Public Markets
Richard H. Jenrette	79	Director
Jay O. Light	67	Director
The Right Honorable Brian Mulroney	69	Director
William G. Parrett	63	Director

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

J. Tomilson Hill is Vice Chairman of Blackstone and a member of the board of directors of our general partner. Mr. Hill was elected to the board of directors of our general partner effective March 20, 2007. Mr. Hill is head of our funds of hedge funds operation, having previously served as co-head of our corporate and mergers and acquisitions advisory operation before assuming his current role in 2000. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the co-founders of its Mergers & Acquisitions Department. After heading the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-Chief Operating Officer of Shearson Lehman Brothers Holdings Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he chairs the Investment Committee and serves on the Council’s Board of Directors, and is a member of the Board of Directors of Lincoln Center Theater, where he serves as Vice Chairman. Mr. Hill serves as Chairman of the Board of Trustees of the Smithsonian’s Hirshhorn Museum and Sculpture Garden. He is a member of the Board of Directors of OpenPeak Inc.

Laurence A. Tosi is Chief Financial Officer of Blackstone. Before joining Blackstone in 2008, Mr. Tosi was the Chief Operating Officer for the Global Markets and Investment Banking Group of Merrill Lynch & Co., a position which he held since 2007. Mr. Tosi joined Merrill Lynch in 1999 and from 2004 through 2007 he was Senior Vice President, Finance Director and Principal Accounting Officer responsible for Merrill Lynch’s global finance organization, including worldwide accounting, regulatory reporting, budgeting and corporate business development. Mr. Tosi received a BA, a JD and an MBA from Georgetown University.

Robert L. Friedman is Chief Legal Officer of Blackstone. On joining Blackstone in 1999, Mr. Friedman worked primarily in our Corporate Private Equity segment and also participated in the work of our corporate and mergers and acquisitions advisory operation. In early 2003 he was appointed Chief Administrative Officer and Chief Legal Officer and he continues to participate in the work of our Corporate Private Equity segment and Financial Advisory segment. Before joining Blackstone, Mr. Friedman had been a partner with Simpson Thacher & Bartlett LLP for 25 years, where he was a senior member of that law firm’s mergers and acquisitions practice. At Simpson Thacher & Bartlett LLP, Mr. Friedman advised The Blackstone Group since we were founded in 1985. Mr. Friedman currently serves as a director of Axis Capital Holdings Limited, FGIC Corporation, TRW Automotive Holdings Corp. and The India Fund, Inc., and has served on a number of other boards. He is a member of the Board of Advisers of the Institute for Law and Economics of the University of Pennsylvania, a member of the Board of Visitors of Columbia College and a Trustee of The Nantucket Land Council, Chess-in-the-Schools and New Alternatives for Children, Inc.

Sylvia F. Moss is Senior Managing Director—Administration at Blackstone. Ms. Moss has firm wide responsibility for our human resources, information technology, research, facilities and general administrative matters. Before joining Blackstone in 1997, she was the Director of Administration at Schulte, Roth & Zabel and the Director of Operations at Chadbourne & Parke. Prior to that, Ms. Moss was the Executive Director at Kramer, Levin, Naftalis, Nessen, Kamin & Frankel, and a Director at Booz Allen Hamilton.

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

Richard H. Jenrette is a member of the board of directors of our general partner. Mr. Jenrette was elected to the board of directors of our general partner effective July 14, 2008. Mr. Jenrette is the retired former Chairman and Chief Executive Officer of The Equitable Companies Incorporated and the co-founder and retired Chairman and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc. He is also a former Chairman of The Securities Industry Association and has served in the past as a director or trustee of The McGraw-Hill Companies, Advanced Micro Devices Inc., the American Stock Exchange, The Rockefeller Foundation, The Duke Endowment, the University of North Carolina, New York University and The National Trust for Historic Preservation.

Jay O. Light is a member of the board of directors of our general partner. Mr. Light was elected to the board of directors of our general partner effective September 18, 2008. Mr. Light is the Dean of Harvard Business School. Prior to becoming Dean in April 2006, Mr. Light was Senior Associate Dean, Chairman of the Finance Area, and a professor teaching Investment Management, Capital Markets, and Entrepreneurial Finance for 30 years. Mr. Light is a director of the Harvard Management Company, a director of Partners HealthCare (the Mass General and Brigham & Women’s Hospitals) and chairman of its Investment Committee, a member of the Investment Committee of several endowments, a director of several private firms, and an advisor/trustee to several corporate and institutional pools of capital.

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

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is Chairman of the United States Council for International Business and on the executive committee of the International Chamber of Commerce. He is also Chairman of the Board of Trustees of United Way of America and on the Board of Trustees of Carnegie Hall. Mr. Parrett also serves as a trustee of The Catholic University of America and of St. Francis College. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific, Eastman Kodak and UBS, and is on the audit committee of each of these companies as well as the compensation committee of Kodak and public policy committee of Thermo.

Partnership Management and Governance

Our general partner, Blackstone Group Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Blackstone Group Management L.L.C. is wholly-owned by our senior managing directors and controlled by our founder, Mr. Schwarzman. Our common unitholders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. The voting rights of our common unitholders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

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

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founder, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C. as the “board of directors of our general partner.” The board of directors of our general partner has a total of seven members including four members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner. These directors, namely Messrs. Jenrette, Light, Mulroney and Parrett, to whom we refer as independent directors, meet the independence standards established by the New York Stock Exchange and SEC rules.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Jenrette, Light and Mulroney. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence and (4) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its November 2008 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter which is available on our internet website at http://ir.blackstone.com/governance.cfm and is available in print to any unitholder upon request.

Conflicts Committee. The conflicts committee consists of Messrs. Parrett, Jenrette, Light and Mulroney. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Transactions; and Director Independence”, and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, James and Hill. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Meetings

During 2008, our board of directors had 7 regularly scheduled and special meetings, and our audit committee had 8 meetings. None of our directors attended fewer than 88% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics and a Code of Ethics for Financial Professionals, which apply to our principal executive officer, principal financial officer and principal accounting officer. Each of these codes is available on our internet website at http://ir.blackstone.com/governance.cfm and is available in print to any unitholder. We intend to disclose any amendment to or waiver of the Code of Ethics for Financial Professionals and any waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our Internet website or in an 8-K filing. You may request a free copy of each of these codes by contacting the Investor Relations Department at The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

Corporate Governance Guidelines

The board of directors of our general partner has a governance policy, which addresses matters such as the board of directors’ responsibilities and duties and the board of directors’ composition and compensation. The governance policy is available on our internet website at http://ir.blackstone.com/governance.cfm. You may also request a free copy of the governance policy by contacting the Investor Relations Department at The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

Communications to the Board of Directors

The non-management members of our general partner’s board of directors meet at least quarterly. The presiding director at these non-management board member meetings is Mr. Parrett. All interested parties, including any employee or unitholder, may send communications to the non-management members of our general partner’s board of directors by writing to: The Blackstone Group L.P., Attn: Audit Committee, 345 Park Avenue, New York, New York 10154.

Certifications

The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standard as of the date of the certification, qualifying the certification to the extent necessary. The chief executive officer of our general partner submitted an unqualified annual written certification to the NYSE in 2008. We have also filed as an exhibit to this report the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosure.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2008, such persons complied with all such filing requirements, with the exception of late filings due to administrative oversight of (i) a Form 3 report on June 27, 2008, by Mr. Dennis Walsh, our Principal Accounting Officer, which reported the ownership of 86,876 Blackstone Holdings Partnership Units received by Mr. Walsh in the Reorganization, (ii) a Form 4 report on June 27, 2008, by Mr. Walsh, which reported the ownership of 325,725 common units and 13,500 common units that were granted under our 2007 Equity Incentive Plan and purchased at $31 per common unit, respectively, on June 21, 2007 and (iii) a Form 5 report on February 24, 2009, by Mr. Peterson which reported a charitable gift of 100,000 Blackstone Holdings Partnership Units to The Blackstone Charitable Foundation on August 12, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Highlights for 2008

Key aspects of the compensation paid to our named executive officers in 2008 include:

•

Our Co-founder, Chairman and Chief Executive Officer, Stephen A. Schwarzman, did not receive any cash compensation for 2008 other than a base salary of $350,000, representing a decline of greater than 99% from the cash compensation and pre-IPO distributions received by him in 2007.

•

Our Co-founder and then Senior Chairman, Peter G. Peterson, similarly did not receive any cash compensation for 2008 other than a base salary of $350,000, representing a decline of greater than 99% from the cash compensation and pre-IPO distributions received by him in 2007.

•

The cash compensation received by our President and Chief Operating Officer, Hamilton E. James, our Vice Chairman, J. Tomilson Hill and our former Chief Financial Officer, Michael A. Puglisi declined by 73%, 67% and 76%, respectively, for 2008 from the cash compensation and pre-IPO distributions received by them for 2007.

•

We did not make any equity awards to any of Messrs. Schwarzman, Peterson, James or Puglisi for 2008. Laurence A. Tosi, our current Chief Financial Officer, received equity awards related only to the commencement of his employment with the firm in September 2008. Pursuant to our Deferred Compensation Plan described below, Mr. Hill received an equity award in lieu of cash based on a percentage of his annual compensation.

As part of the reorganization we effected prior to our June 2007 initial public offering, the named executive officers (other than Mr. Tosi, who joined us in 2008) contributed to Blackstone Holdings their interests in the entities comprising our business and in return received Blackstone Holdings Partnership Units. We recognize expense for financial statement reporting purposes in respect of the unvested Blackstone Holdings Partnership Units received by the named executive officers prior to our IPO that is determined based upon the $31 per unit value of those units at the time of the IPO pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which expense is amortized over the vesting period. With the exception of expenses associated with Mr. Tosi’s and Mr. Hill’s equity awards referred to in the prior paragraph, none of the compensation expense reflected in the Stock Awards column of our Summary Compensation Table on page 165 reflect equity awards made for 2008 or 2007 but rather reflect only the vesting of the Blackstone Holdings Partnership Units that our named executive officers received in exchange for the pre-IPO contribution of their interests in the entities comprising our business in June 2007.

The following table summarizes actual cash compensation and distributions to our named executive officers for each of the years 2007 and 2008. This information has been included to provide investors with additional compensation information for 2008, but this information is not intended to be a substitute for the information provided in the Summary Compensation Table on page 165.

Prior to our June 2007 initial public offering, our named executive officers and our other senior managing directors did not receive any salary or annual cash payment and instead received only distributions in respect of their ownership interests in our businesses, which distributions were based on their respective percentage interests in the profits of our firm and in respect of their allocated shares of the carried interest or incentive fees payable in respect of our investment funds. Following our initial public offering, annual cash participation payments are paid to certain of our named executive officers and certain other senior managing directors and are based on participation interests in the earnings of the firm’s various investment and advisory businesses. Indicative participation interests were disclosed to a named executive officer at the beginning of the relevant year (and for 2007, were reset in June 2007 at the time of our IPO for the balance of 2007) and represent estimates of the expected percentage participation that such named executive officer may have in the earnings of the firm’s investment and advisory businesses for which he has responsibility. Certain other named executive officers and certain other senior managing directors do not receive a participation interest and instead receive cash payments that were based upon the performance of that business. In all cases, the ultimate cash payments paid to the named executive officer at the end of the year were determined in the discretion of Messrs. Schwarzman and Peterson, in consultation with Mr. James as described below.

Name and Principal Position	Year	Salary (1)	Annual Cash Payments / Distributions		Total Annual Payment	Actual Carried Interest Gains Distributed (3)	Total Cash Compensation	% Change From 2007
			Annual Cash Participation Payment	Annual Other Cash Payment (2)
Stephen A. Schwarzman, Chairman and Chief Executive Officer	2008	$350,000	$—	$—	$—	$—	$350,000	-99.81%
	2007	$175,000	$137,765,197	$42,158,624	$179,923,821	$—	$180,098,821

Peter G. Peterson, Senior Chairman	2008	$350,000	$—	$—	$—	$—	$350,000	-99.63%
	2007	$175,000	$68,946,223	$24,835,226	$93,781,449	$—	$93,956,449

Hamilton E. James, President and Chief Operating Officer	2008	$350,000	$15,376,960	$—	$15,376,960	$—	$15,726,960	-73.01%
	2007	$175,000	$51,084,924	$7,000,000	$58,084,924	$—	$58,259,924

J. Tomilson Hill (4) Vice Chairman	2008	$350,000	$—	$9,150,000	$9,150,000	$—	$9,500,000	-66.83%
	2007	$175,000	$12,642,961	$15,825,000	$28,467,961	$—	$28,642,961

Laurence A. Tosi, Chief Financial Officer	2008	$116,666	$—	$3,383,334	$3,383,334	$—	$3,500,000	N/A
	2007	N/A	N/A	N/A	N/A	N/A	N/A

Michael A. Puglisi, Former Chief Financial Officer	2008	$350,000	$2,144,039	$—	$2,144,039	$—	$2,494,039	-76.06%
	2007	$175,000	$8,741,296	$1,500,000	$10,241,296	$—	$10,416,296

(1)	Prior to our initial public offering, we did not pay salaries to our senior managing directors (including our named executive officers) and instead provided them with monthly partnership draws that would reduce distributions that were paid to them at the end of the year. Following our initial public offering we have continued to make the same monthly payment in the form of “salary” and continue to treat those payments as a “draw”. Payments of salary reduce annual cash payments by the amount of salary paid to our senior managing directors (including our named executive officers).
(2)	Annual other cash payments represent annual cash payments to a named executive officer that are not related to any participation interest in the firm’s earnings. They may include additional cash payments that may be made annually to a named executive officer in respect of such named executive officer’s extraordinary performance or other circumstances (for example, if there has been a change of role or responsibility). Annual other cash payments were also determined by Messrs. Schwarzman and Peterson, in consultation with Mr. James as described below.
(3)

Actual carried interest distributions represent the distribution of actual cash derived from the generation of carried interest in respect of previously allocated ownership interests in the general partners of our carry funds through our Carry Plans (defined below). It does not include any return of capital related to the realization of investments generating such carried interest distributions. In addition, actual carried interest distributions does not include distributions to our named executive officers in respect of the period January 1 through June 21, 2007 nor does it include any carried interest distributions related to interests in Blackstone legacy funds or investments that were not contributed to Blackstone Holdings pursuant to the reorganization.

(4)	An amount equal to 40% of Mr. Hill’s annual other cash payment in 2008 was deferred pursuant to our Deferred Compensation Plan. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2008—Deferred Compensation Plan”.)

Overview of Compensation Philosophy and Program

The intellectual capital collectively possessed by our senior managing directors (including our named executive officers) and other employees is the most important asset of our firm. We invest in people. We hire qualified people, train them, encourage them to provide their best thinking to the firm for the benefit of the investors in our funds and our advisory clients, and compensate them in a manner designed to retain and motivate them and align their interests with those of the investors in the funds we manage or the clients we advise.

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (1) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works; (2) long-term carried interest tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he has responsibility; (3) deferred equity awards reflecting the value of our common units; and (4) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and long-term carried interest or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash payments related to the performance of those carry fund operations and carried interest awards, while the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are a prescribed percentage of their annual cash payments under our Deferred Compensation Plan.

Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in participation in carried interest or deferred equity awards and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (i.e., carried interest and deferred equity awards) should rise as an employee’s level of responsibility rises. In general, our named executive officers with the highest level of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

We believe our current compensation and benefit allocations are consistent with companies in the alternative asset management and financial advisory industries. We do not generally rely on compensation surveys or compensation consultants. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program, which may in the future involve the assistance of independent consultants.

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage as we believe that it strengthens the alignment of interests among our executive officers and the investors in those investment funds. (See Item 13. “Certain Relationships, Related Person Transactions and Director Independence—Side-By-Side and Other Investment Transactions.”) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds, nor do we take into account the gains or losses of the firm’s investments in our investment funds.

We also require each of our named executive officers to hold at least 25% of their vested units through their employment with the firm and thereafter until the expiration of the covenants included in their respective non-competition and non-solicitation agreements, which are described below. We believe the continued ownership by our executive officers of significant amounts of our equity through their direct and indirect interests in the Blackstone Holdings partnerships affords significant alignment of interests with our common unitholders.

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the tables above and below (“named executive officers”) for 2008 were:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2008, which equals the total yearly partnership draws that were received by each of our senior managing directors prior to our initial public offering. In keeping with historical practice, we continue to pay this amount as a base salary.

2. Annual Cash Payments / Deferred Equity Award. Following our initial public offering, Mr. Schwarzman did not receive any compensation other than the $350,000 annual salary described above and the actual realized carried interest gain distributions he may receive in respect of his participation in the carried interest earned from our carry funds through our Carry Plans described below. We believe that having Mr. Schwarzman’s compensation (other than his $350,000 annual salary) solely based on ownership of a portion of the carried interest earned from our carry funds beneficially aligns his interests with those of the investors in our carry funds and our common unitholders.

Mr. Peterson did not receive any compensation in 2008 other than the $350,000 annual salary described above and the actual realized carried interest gain distributions related to interests he has in Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to our reorganization in 2007.

Each of our named executive officers other than Messrs. Schwarzman and Peterson received annual cash payments in 2008 that is reflected as “Annual Cash Payment” in the table above. With the exception of Mr. Hill and Mr. Tosi (as described below) these cash payments were primarily based upon participation interests in the earnings of the firm’s various investment and advisory businesses. Indicative participation interests were disclosed to a named executive officer at the beginning of the relevant year and represent estimates of the expected percentage participation that such named executive officer may have in the relevant business unit(s)’ earnings. However, the ultimate cash payments paid to the named executive officer at the end of the year in respect of his participation interests were determined in the discretion of Messrs. Schwarzman and Peterson, in consultation with Mr. James as described below. Mr. Hill, who has primary responsibility for our funds of hedge funds operation, received cash payments that were based upon the performance of that business. We make annual cash payments in the first quarter of the ensuing year to reward individual performance for the prior year. Earnings are calculated based on the annual operating income of a business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by Mr. Schwarzman in his sole discretion. The ultimate cash payment amounts were based on (1) the prior and anticipated performance of the named executive officer; (2) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility; and (3) the estimated participation interests given to the officer at the beginning of the year. The ultimate cash payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation”.

Mr. Tosi was entitled to a guaranteed minimum aggregate cash compensation of $3.5 million for 2008 (which includes the pro rated amount of his base salary and guaranteed cash payment) pursuant to the agreement we entered into with him in connection with the commencement of his employment. Mr. Tosi is not entitled to any future minimum guaranteed cash payments.

Certain key personnel participate in our Deferred Compensation Plan. For 2008, Mr. Hill was the only named executive officer to participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for up to three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2008—Deferred Compensation Plan”.) Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our unitholders to do the same for our personnel. Mr. Hill received an equity award of 654,233 deferred restricted Blackstone Holdings Partnership Units on January 15, 2009 in respect of his service in 2008 under the Deferred Compensation Plan, which was equal to (and paid in lieu of) 40% of the annual cash payment that he would have otherwise been paid, as prescribed under the Deferred Compensation Plan described below.

In addition, Mr. Tosi received awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan pursuant to his employment agreement in connection with the commencement of his employment with us in 2008. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2008—Deferred Compensation Plan”.)

3. Participation in Carried Interest. During 2008 our named executive officers, other than Messrs. Peterson, Hill and Tosi, participated in the carried interest of our carry funds through their participation interests in the carry pools generated by the general partners of these funds. We refer to these carry pools and employee participation therein as our “Carry Plans”. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the carry funds, we believe this fosters a strong alignment of interests among the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including our competitors, use participation in carried interest as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest generated by our carry funds as compensation and accruals of this compensation expense are reflected as “All Other Compensation” in the Summary Compensation Table. To the extent there is a reduction of previously allocated and accrued carried interest, then such accruals are reversed and the compensation expense is decreased by the same amount. Actual carried interest cash distributions to our named executive officers and other employees who participate in our Carry Plans depends on the actual performance and timing of the realizations of the investments owned by the carry funds in which they participate.

The percentage participation of named executive officers in the carried interest varies by year, investment fund and, with respect to each carry fund, may vary by investment. For our carry funds, carried interest distributions for the named executive officer’s participation interest are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation was triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional

50%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced in the event a “clawback” obligation arises.

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Carry Plans and the firm. Each participating named executive officer (other than Mr. Schwarzman) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such executive officer is deemed 100% vested in the proceeds of such realizations). We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into founding member agreements with each of our original co-founders, Stephen A. Schwarzman and Peter G. Peterson, which provide certain benefits to each of them following their retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Founding Member Agreements”.) Mr. Peterson retired from the firm effective December 31, 2008.

Determination of Incentive Compensation

Historically, our founders, Messrs. Schwarzman and Peterson set their own compensation and made all final determinations regarding each named executive officer’s compensation, based in large part on recommendations from Mr. James. Following Mr. Peterson’s retirement as a director and executive officer of the firm on December 31, 2008, these determinations are now made only by Mr. Schwarzman (including determinations with respect to his own compensation), in consultation with Mr. James. For 2008 (other than for Mr. Tosi, whose compensation was determined pursuant to the agreement we entered into with him in connection with the commencement of his employment in September 2008), these decisions were based primarily on Mr. Schwarzman’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and contribute to long-term unitholder value. In evaluating these factors, Messrs. Schwarzman, in consultation with Mr. James, relied upon his judgment to determine the ultimate amount of a named executive officer’s annual cash payment and participation in carried interest that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations include: prior and anticipated performance compared to the operational and strategic goals established for the named executive officer; nature, scope and level of responsibilities; and contribution to the firm’s commitment to create and maintain a fiduciary culture in which the interests of the investors in our funds are paramount. For 2008, Mr. Schwarzman, in consultation with Mr. James, also considered each named executive officer’s prior-year annual cash payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of carried interest through participation in our Carry Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2008—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

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

Stephen A. Schwarzman, Chairman

J. Tomilson Hill

Hamilton E. James

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our original co-founders, Messrs. Schwarzman and Peterson, historically made all final determinations regarding executive officer compensation, and following Mr. Peterson’s retirement on December 31, 2008, Mr. Schwarzman has made and will continue to make all such determinations in consultation with Mr. James. The board of directors of our general partner has determined that maintaining as closely as possible our historical compensation practices following our initial public offering is desirable and intends that these practices will continue. Accordingly, the board of directors of our general partner has not established a compensation committee. For a description of certain transactions between us and Messrs. Schwarzman and Peterson, see “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2008, for services rendered to us during 2008, 2007 and 2006. These individuals are referred to as our named executive officers in this annual report.

Prior to our June 2007 initial public offering, our named executive officers and our other senior managing directors did not receive any salary or “bonus” and instead received only distributions in respect of their ownership interests in our businesses, which distributions were based on their respective percentage interests in the profits of our firm and in respect of their allocated shares of the carried interest or incentive fees payable in respect of our investment funds. These distributions are not reflected as compensation in the table below. Accordingly, there are no compensation amounts indicated for 2006 as these distributions were not salary or “bonus”. In addition, because our initial public offering was in June 2007, the amounts indicated in the table below for 2007 only reflect paid salary for the approximate six month period following our initial public offering.

As part of the reorganization we effected prior to our June 2007 initial public offering (our “IPO”), the named executive officers (other than Mr. Tosi, who joined us in September 2008) contributed to Blackstone Holdings their interests in the entities comprising our business and in return received Blackstone Holdings Partnership Units. We recognize expense for financial statement reporting purposes in respect of the unvested Blackstone Holdings Partnership Units received by the named executive officers prior to our IPO that is determined based upon the value of those units at the time of the IPO pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”) and is amortized in accordance with SFAS No. 123(R) following the delivery of such units to them in 2007. While this expense for 2008 is reflected in the Summary Compensation Table below as Stock Awards, we did not make any equity awards to any of Messrs. Schwarzman, Peterson, James or Puglisi in 2008 and the only award to Mr. Hill in respect of his 2008 compensation was an award of 654,233 units of deferred equity granted to him in January 2009 pursuant to our Deferred Compensation Plan described below based on (and paid in lieu of) a percentage of his ultimate annual cash payment. Moreover, the amounts reflected as Stock Awards in the Summary Compensation Table below are based on the IPO price of $31 per unit as required by SFAS No. 123(R), in contrast to the much lower trading prices for such units in 2008 ($6.53 per unit at December 31, 2008).

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	All Other Compensation (3)		Total
Stephen A. Schwarzman, Chairman and Chief Executive Officer	2008	$350,000	$—	$1,382,743,410	$2,297,632		$1,385,391,042
	2007	$175,000	$—	$728,798,713	$179,482		$729,153,195
	2006	$—	$—	$—	$—		$—

Peter G. Peterson,	2008	$350,000	$—	$—	$—		$350,000
Senior Chairman	2007	$175,000	$2,487,000	$—	$—		$2,662,000
	2006	$—	$—	$—	$—		$—

Hamilton E. James, President and Chief Operating Officer	2008	$350,000	$15,376,960	$243,068,501	$1,683,619		$260,479,080
	2007	$175,000	$16,382,911	$115,511,730	$56,778		$132,126,419
	2006	$—	$—	$—	$—	(4)	$—

J. Tomilson Hill, Vice Chairman	2008	$350,000	$5,350,000	$84,064,116	$—		$89,764,116
	2007	$175,000	$15,825,000	$38,063,886	$—		$54,063,886
	2006	$—	$—	$—	$—		$—

Laurence A. Tosi, Chief Financial Officer	2008	$116,666	$3,383,334	$1,339,302	$—		$4,839,302
	2007	N/A	N/A	N/A	N/A		N/A
	2006	N/A	N/A	N/A	N/A		N/A

Michael A. Puglisi, Former Chief Financial Officer	2008	$350,000	$2,144,039	$32,821,220	$242,900		$35,558,159
	2007	$175,000	$3,302,122	$15,608,134	$10,290		$19,095,546
	2006	$—	$—	$—	$—		$—

(1)	The salaries for 2007 shown represent payments of base salary for the period following the initial public offering.
(2)	The reference to “stock” in this table refers to Blackstone Holdings Partnership Units or deferred restricted Blackstone Holdings Units. All of the Blackstone Holdings Partnership Units granted in 2007 were valued at $31 per unit (as required for GAAP reporting purposes). The amounts shown do not reflect compensation actually received by the named executive officers but instead represent the expense recognized for financial statement reporting purposes in 2008 and 2007 by Blackstone pursuant to SFAS No. 123(R), excluding the effect of estimated forfeitures, for (i) unvested Blackstone Holdings Partnership Units received by the named executive officers (other than Mr. Tosi) in exchange for the contribution to Blackstone Holdings of their interests in the entities comprising our business as part of the reorganization we effected prior to our June 2007 initial public offering, (ii) in the case of Mr. Tosi, unvested deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan in 2008 in connection with the commencement of his employment with us in September 2008 and (iii) in the case of Mr. Hill, deferred restricted Blackstone Holdings Partnership Units granted to him pursuant to our Deferred Compensation Plan as described above. See Note 11 to our consolidated and combined financial statements included in this annual report on Form 10-K for further information concerning the assumptions underlying such expense.
(3)	Amounts included for 2008 and 2007 represent an amount of compensation expense recorded by us on an accrual basis in respect of carried interest allocations relating to our Carry Plans to the named executive officers in 2008 and, in 2007, for the period subsequent to our June 2007 initial public offering. These amounts do not reflect actual cash carried interest distributions to the named executive officers during such periods relating to our Carry Plans. For GAAP reporting purposes, these amounts are classified as compensation expense due to the accrual of carried interest related to unrealized investments as of the last day of the relevant period as if the investments in the funds generating such carried interest were realized as of the last day of the relevant period. However, to date there have been no such actual realizations and accordingly there have been no actual cash carried interest distributions. The ultimate amount of actual carried interest distributions that may be generated in connection with such investments and subsequently distributed to our named executive officers may be more or less than the amounts indicated and is not knowable at this time. Except as otherwise provided below in respect of Mr. James for 2006, for the periods presented, perquisites and other personal benefits to the named executive officers were less than $10,000 and therefore information regarding perquisites and other personal benefits has not been included. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and he bears the full incremental cost to us of such personnel. Mr. Peterson made business and personal use of a car and driver and of an airplane in which we have a fractional interest and in each case he bore the full cost of such personal usage. In addition, certain Blackstone personnel administered personal matters for Mr. Peterson and he bore the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no compensation expense incurred by us in connection with the use of any car and driver, airplane or personnel by any of Messrs. Schwarzman, Peterson and James, as described above, and accordingly the amounts reflected as “All Other Compensation” in the table above solely reflect compensation expense recorded by us in respect of carried interest allocations for these named executive officers in 2008 and, in 2007, for the period subsequent to our June 2007 initial public offering.

(4)	In 2006, the rates incurred by us for usage of the airplane increased and temporarily exceeded by $29,208 those we charged Mr. James until the latter rates were adjusted. We subsequently charged the cost differential against amounts due to Mr. James as part of our normal 2006 year-end reconciliation process.

During 2008, cash distributions to our named executive officers in respect of certain Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $0.3 million to Mr. Schwarzman, $0.1 million to Mr. Peterson, $0.1 million to Mr. James, $0.0 million to Mr. Hill, and $0.0 million to Mr. Puglisi. Cash distributions to our named executive officers in respect of the period January 1 through June 21, 2007 were $309.6 million to Mr. Schwarzman, $150.2 million to Mr. Peterson, $74.2 million to Mr. James, $25.7 million to Mr. Hill and $12.5 million to Mr. Puglisi. During the period from June 22, 2007 through December 31, 2007, cash distributions to our named executive officers in respect of certain Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $40.6 million to Mr. Schwarzman, $21.3 million to Mr. Peterson, $7.7 million to Mr. James, $4.4 million to Mr. Hill, and $1.9 million to Mr. Puglisi. Cash distributions to our named executive officers in respect of our fiscal and tax year ended December 31, 2006 were $398.3 million to Mr. Schwarzman, $212.9 million to Mr. Peterson, $97.3 million to Mr. James, $45.6 million to Mr. Hill and $17.4 million to Mr. Puglisi.

Grants of Plan-Based Awards in 2008

The following table provides information concerning unit awards granted in 2008 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards (1)	Consideration Paid for Stock and Option Awards
Stephen A. Schwarzman		—	$—	$—
Peter G. Peterson		—	$—	$—
Hamilton E. James		—	$—	$—
J. Tomilson Hill		—	$—	$—
Laurence A. Tosi (2)	9/2/2008	494,145	$8,642,596	$—
Michael Puglisi		—	$—	$—

(1)	The references to “stock”, “shares” or “units” in this table refer to Blackstone Holdings Partnership Units.
(2)	Represents deferred restricted Blackstone Holdings Partnership Units granted under The Blackstone Group L.P. 2007 Equity Incentive Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2008

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

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Mr. Tosi) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested;

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

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan are subject to the following vesting terms: (1) the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) will vest 100% on the fifth anniversary of the commencement date of his service with the firm and (2) the deferred restricted Blackstone Holdings Partnership Units underlying the make-whole grant (338,381 units) will vest annually in varying increments over a four-year period.

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

All of our named executive officers are subject to the following minimum retained ownership requirements and transfer restrictions in respect of all Blackstone Holdings Partnership Units received by them as part of the reorganization or deferred restricted Blackstone Holdings Partnership Units received by them under the 2007 Equity Incentive Plan. We refer to these Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units as “subject units.”

Minimum Retained Ownership Requirements. While employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested subject units received by him or her. The requirement that one continue to hold at least 25% of vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion. Subject units held by current and future personal planning vehicles beneficially owned by the families of a named executive officer are not deemed to be owned by these individuals for purposes of such minimum retained ownership requirements. Mr. Peterson is not subject to these minimum retained ownership requirements. Each of our other named executive officers is in compliance with these minimum retained ownership requirements.

Transfer Restrictions. The subject units owned by a named executive officer are subject to the following transfer restrictions, which we may waive in whole or in part from time to time:

•

No more than one-third of the vested subject units held by Mr. Schwarzman may be transferred until June 21, 2009, at which time two-thirds of the vested subject units will be transferable (less any vested subject units transferred prior to June 21, 2009) and up to 100% of the vested subject units will be transferable after June 21, 2010.

•

No more than one-third of the vested subject units held by Mr. Peterson may be transferred until December 31, 2009, at which time up to two-thirds of the vested subject units will be transferable (less any vested subject units transferred prior to December 31, 2009) and up to 100% of the vested subject units will be transferable after December 31, 2010.

•

No more than one-third of the vested subject units held by our other named executive officers (other than Mr. Tosi) may be transferred until June 21, 2009, at which time two-thirds of the vested subject units will be transferable (less any vested subject units transferred prior to June 21, 2009) and up to 100% of the vested subject units will be transferable after June 21, 2010.

•

No more than one-third of the vested subject units held by Mr. Tosi may be transferred until September 2, 2009, at which time two-thirds of the vested subject units will be transferable (less any vested subject units transferred prior to September 2, 2009) and up to 100% of the vested subject units will be transferable after September 2, 2010.

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

The minimum retained ownership requirements and transfer restrictions set forth above will continue to apply generally for one year following the termination of employment of a named executive officer other than Messrs. Schwarzman and Peterson for any reason, except that the transfer restrictions set forth above will lapse upon death or permanent disability. All of the foregoing transfer restrictions will lapse in the event of a change in control (as defined above).

The Blackstone Holdings Partnership Units received by other Blackstone personnel in the reorganization and pursuant to the 2007 Equity Incentive Plan are also generally subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to our named executive officers other than Messrs. Schwarzman and Peterson, although non-senior managing directors are also generally subject to vesting in respect of a portion of the Blackstone Holdings Partnership Units received by such personnel in the reorganization in exchange for their interests in carried interest and are not subject to the additional restriction on any transfers prior to December 31, 2009 without our consent.

Senior Managing Director Agreement with Mr. Tosi

In connection with the commencement of Mr. Tosi’s employment with us in September 2008, we entered into a senior managing director agreement with him that included certain compensation terms. Those terms included his entitlement to certain guaranteed compensation in respect of his service for the firm in 2008 if he continued to be a senior managing director with the firm on December 31, 2008. Under the employment agreement he was entitled to a guaranteed minimum aggregate cash compensation of $3.5 million for 2008 (which includes the pro rated amount of his base salary and his annual guaranteed cash payment), which was paid to him in 2009 when annual cash payments were generally made to senior managing directors. In addition, he received three awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. The first award was a sign-on grant of 155,764 Blackstone Holdings Partnership Units, which was granted soon after the commencement of his employment with us. The second grant was a “make-whole” payment of 338,381 Blackstone Holdings partnership units, representing the value of compensation-related items from Merrill Lynch that Mr. Tosi forfeited as a result of his departure, and was granted soon after the commencement of his employment with the firm. The third grant of 699,845 Blackstone Holdings Partnership Units was in respect of a guaranteed equity grant for 2008 that was awarded on January 15, 2009. The unvested portion of Mr. Tosi’s equity-based awards will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (1) his service with us is terminated by us without cause or as a result of his death or permanent disability or

(2) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Tosi is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Tosi will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Tosi has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors.

Founding Member Agreements

Upon the consummation of our initial public offering, we entered into founding member agreements with each of Messrs. Schwarzman and Peterson.

Mr. Schwarzman’s agreement provides that he will remain our Chairman and Chief Executive Officer while continuing service with us and requires him to give us six months’ prior written notice of intent to terminate service with us. Mr. Peterson’s agreement provided that he would serve as Senior Chairman of the firm until his retirement from the firm as a director and executive officer, which occurred effective December 31, 2008. The agreements provide that following retirement, Mr. Schwarzman and Mr. Peterson will each be provided with certain retirement benefits, including that each founder will be permitted until the third anniversary of his retirement date to retain his current office and will be provided with a car and driver. Commencing on the third anniversary of the founder’s retirement date and continuing until the tenth anniversary thereof, we will provide the founder with an appropriate office if the founder so requests. Additionally, each founder will be provided with an assistant and access to office services during the ten-year period following his retirement date.

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

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founders and Mr. Tosi. Senior managing directors who have joined the firm after our initial public offering have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion except that Mr. Tosi’s agreement provided guaranteed compensation for 2008 which is described above under “—Senior Managing Director Agreement with Mr. Tosi”. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “Non-Competition and Non-Solicitation Agreements” below).

Deferred Compensation Plan

In 2007, we established our Deferred Compensation Plan for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and thereby enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. In respect of the deferred portion of his or her annual cash payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under The Blackstone Group L.P. 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash payment which is deferred under the plan depends on the total amount of such participant’s annual cash payment and is calculated on the basis set forth in the following table:

Portion of Annual Cash Payment	Marginal Deferral Rate Applicable to Such Portion
$0 - 100,000	0%
$100,001 - 200,000	15%
$200,001 - 500,000	20%
$500,001 - 750,000	25%
$750,001 - 2,000,000	35%
$2,000,001 - 5,000,000	40%
$5,000,000 +	45%

In addition, each plan participant is eligible to receive a premium award in an amount equal to 20% of his or her deferral amount paid, as detailed below, after a three-year period. The deferral amount plus the premium award yields the total amount of deferral units that a participant is awarded for any given year.

Generally, deferral units are delivered in three equal installments over a three-year period (with no partial-year delivery). The entire premium portion of such deferral units vests at the end of such three-year period. The delivery of the deferral units is subject to such participant not violating any of the provisions of his or her employment agreement, including certain restrictive covenants such as non-competition following termination of employment. The vesting of the premium portion of a participant’s deferral units is subject to continued employment of such participant through the end of the three-year vesting date, subject to certain exceptions. Upon delivery or vesting, as applicable, the common units or Blackstone Holdings Partnership Units to which the deferred units relate are delivered to the participant.

Mr. Hill was our only named executive officer who participated in our Deferred Compensation Plan in 2008, but additional named executive officers may participate in 2009 or subsequent years.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2008. The dollar amounts shown under the column heading “Market Value of Shares or Units of Stock That Have Not Vested” in the table below were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units held by the named executive officer by the closing market price of $6.53 per Blackstone common unit on December 31, 2008.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Stephen A. Schwarzman	115,477,382	$754,067,304
Peter G. Peterson	—	$—
Hamilton E. James	28,780,732	$187,938,180
J. Tomilson Hill	9,542,932	$62,315,346
Laurence A. Tosi	494,145	$3,226,767
Michael Puglisi	3,887,052	$25,382,450

(1)	The references to “stock”, “shares” or “units” in this table refer to Blackstone Holdings Partnership Units.

Option Exercises and Stock Vested in 2008

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2008.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Stephen A. Schwarzman	38,492,461	$699,792,941
Peter G. Peterson	—	$—
Hamilton E. James	4,111,534	$74,747,688
J. Tomilson Hill	1,363,276	$24,784,358
Laurence A. Tosi	—	$—
Michael Puglisi	555,294	$10,095,245

(1)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Holdings Units.
(2)	The value realized on vesting is based on the closing market price of our common units of $18.18 on June 21, 2008, which was the day of vesting.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested Blackstone Holdings Partnership Units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Upon such a change of control or a termination of employment, each of our named executive officers would vest in the following numbers of Blackstone Holdings Partnership Units, having the following values based on our closing market price of $6.53 per Blackstone common unit on December 31, 2008: Mr. Schwarzman – 115,477,382 units with a value of $754,067,304; Mr. James – 28,780,732 units with a value of $187,938,180; Mr. Hill – 9,542,932 units with a value of $62,315,346; Mr. Tosi – 494,145 units with a value of $3,226,767 and Mr. Puglisi – 3,887,052 units with a value of $25,382,450.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, such named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Such unvested portion of carried interest has already been reflected under the column “All Other Compensation” in the Summary Compensation Table included above. In addition, pursuant to the Founding Member Agreements described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2008—Founding Member Agreements,” following retirement, Messrs. Schwarzman and Peterson will each be provided with certain retirement benefits, including an assistant during the ten-year period following the retirement and a car and driver during the three-year period following the retirement. The aggregate present value of these expected costs are $0.5 million and $1.5 million for Mr. Schwarzman and Mr. Peterson, respectively, of which $0.2 million and $0.1 million, respectively, were expensed during 2008, the remainder of which was expensed in 2007.

Non-Competition and Non-Solicitation Agreements

Upon the consummation of our initial public offering, we entered into a non-competition and non-solicitation agreement with each of our founders, our other senior managing directors, most of our other professional employees and specified senior administrative personnel to whom we refer collectively as “Contracting Employees.” Contracting Employees who have joined the firm after our initial public offering, such as Mr. Tosi, have also executed non-competition and non-solicitation agreements. The following are descriptions of the material terms of each such non-competition and non-solicitation agreement. With the exception of the few differences noted in the description below, the terms of each non-competition and non-solicitation agreement are in relevant part similar.

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

Notice of Termination. Each Contracting Employee is required to give us prior written notice of his or her intention to leave our employ—six months in the case of Mr. Schwarzman and 90 days for all of our other senior managing directors and between 30 and 60 days in the case of all other Contracting Employees.

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

Restricted Period. For purposes of the foregoing covenants, the Restricted Period will be defined to be:

Covenant	Stephen A. Schwarzman and Peter G. Peterson	Other Senior Managing Directors	Other Contracting Employees
Non-competition	The later of four years after June 21, 2007 (the date of our initial public offering) or two years after termination of employment.	The later of two years after June 21, 2007 or one year (six months for senior managing directors who are eligible to retire, as defined below) after termination of employment.	The later of between six months and one year after June 21, 2007 or between 90 days and six months after termination of employment.

Non-solicitation of Blackstone employees	The later of four years after June 21, 2007 or two years after termination of employment.	The later of two years after June 21, 2007 or two years after termination of employment.	Generally the later of between one and two years after June 21, 2007 or between six months and one year after termination of employment.

Non-solicitation of Blackstone clients or investors	The later of four years after June 21, 2007 or two years after termination of employment.	The later of two years after June 21, 2007 or one year after termination of employment.	Generally the later of one year after June 21, 2007 or between six months and one year after termination of employment.

Non-interference with business relationships	The later of four years after June 21, 2007 or two years after termination of employment.	The later of two years after June 21, 2007 or one year after termination of employment.	Generally the later of one year after June 21, 2007 or between six months and one year after termination of employment.

Retirement. Blackstone personnel are eligible to retire if they have satisfied either of the following tests: (1) one has reached the age of 65 and has at least five full years of service with our firm; or (2) one has reached the age of 50 and has at least five full years of service with our firm and the sum of his or her age plus years of service with our firm totals at least 65. No Blackstone personnel are currently eligible to retire under the standards specified in the preceding clauses prior to June 30, 2010.

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

Director Compensation in 2008

No additional remuneration is paid to our employees for service as a director of our general partner. Each non-employee director receives an annual cash retainer of $100,000. In addition, each non-employee director may receive equity awards from time to time. Each of Mr. Mulroney and Mr. Parrett was granted 10,000 deferred restricted common units under our 2007 Equity Incentive Plan upon his appointment as a director on varying dates in 2007 and was granted an additional 5,000 deferred restricted common units under our 2007 Equity Incentive Plan on August 6, 2008. In September 2008, each of Messrs. Jenrette and Light was granted 15,000 deferred restricted common units under our 2007 Equity Incentive Plan in respect of his appointment as a director. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our co-founders following their review of directors’ compensation paid by comparable companies.

The following table provides the compensation for our non-employee directors for 2008.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Total
The Right Honorable Brian Mulroney	$100,000	$215,547	$315,547
William G. Parrett	$100,000	$162,751	$262,751
Richard Jenrette	$49,196	$33,204	$82,400
Jay O. Light	$28,611	$23,891	$52,502
Lord Nathaniel Charles Jacob Rothschild	$75,000	$435,393	$510,393

(1)	Mr. Jenrette was appointed to the board of directors of our general partner in July 2008 and thus earned a pro rata portion of the annual cash retainer. Mr. Light was appointed to the board of directors of our general partner in September 2008 and thus earned a pro rata portion of the annual cash retainer. Mr. Rothschild retired from the board of directors of our general partner on July 14, 2008, and thus earned a pro rata portion of the annual cash retainer.
(2)	The references to “stock” in this table refer to deferred restricted common units. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, in equal installments on each of the first, second and third anniversaries of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.
(3)	The amounts shown represent the expense recognized for financial statement purposes in 2008 by Blackstone pursuant to SFAS No. 123(R), excluding the effect of estimated forfeitures, for the deferred restricted common units the directors received upon their respective appointments as a director. The grant date fair value of the deferred restricted common units granted in 2008 was $18.16 for each of Mr. Mulroney and Mr. Parrett, $17.49 for Mr. Jenrette and $17.02 for Mr. Light. As of December 31, 2008, Mr. Mulroney held 10,000 unvested deferred restricted common units, Mr. Parrett held 10,000 unvested deferred restricted common units, Mr. Jenrette held 15,000 unvested deferred restricted common units, and Mr. Light held 15,000 unvested deferred restricted common units. Mr. Rothschild does not hold any unvested deferred restricted common units because those units were forfeited upon his retirement from the board of directors of our general partner on July 14, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of The Blackstone Group L.P. common units and Blackstone Holdings Partnership Units as of February 20, 2009 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 20, 2008. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P. 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Investment Funds Managed by Affiliates of AXA Financial, Inc. (2)	20,312,717	13%	—	—

Directors and Executive Officers:
Stephen A. Schwarzman (3)(4)	—	—	233,987,965	29%
Peter G. Peterson (3)(4)	—	—	45,219,212	6%
Hamilton E. James (4)	—	—	52,597,062	6%
J. Tomilson Hill (4)(5)	—	—	17,954,937	2%
Laurence A. Tosi (4)(5)	—	—	—	*
Michael Puglisi	—	—	7,750,568	*
The Right Honorable Brian Mulroney	105,000	*	—	*
William G. Parrett	31,000	*	—	*
Richard Jenrette	—	*	—	*
Jay O. Light	—	*	—	*
All executive officers and directors as a group (11 persons)	156,000	—	313,088,780	38%

*	Less than one percent
(1)

Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.

(2)	Reflects units beneficially owned by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA and AXA Financial, Inc. as of December 31, 2008 based on the Schedule 13G filed by such entities as joint reporting persons. Based on their Schedule 13G, 33,333 of those units are held by AXA Framlington solely for investment purposes, 20,076,274 of those units are held by AllianceBernstein L.P. solely for investment purposes on behalf of client discretionary investment advisory accounts, and 203,110 of those units are held by AXA Equitable Life Insurance Company solely for investment purposes. The address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 26, rue Drouot, 75009 Paris, France; the address of AXA is 25, Avenue Matignon, 75008 Paris, France; and the address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.
(3)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly-owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners that our co-founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners. If Blackstone Partners directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(4)	The Blackstone Holdings Partnership Units shown in the table above for each of the named executive officers include (1) the following units held for the benefit of family members with respect to which the named executive officer disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee; Mr. Peterson – 5,006,717 units held in various trusts for which Mr. Peterson or his spouse is the investment trustee; Mr. James – 11,220,265 units held in a trust for which Mr. James is a trustee with investment power; Mr. Hill – 6,398,770 units held in various trusts for which Mr. Hill’s spouse is the investment trustee; and Mr. Puglisi – 1,333,333 units held in a trust for which Mr. Puglisi is the investment trustee and 1,160,977 units held in a limited liability company for which Mr. Puglisi is the managing member; and (2) the following units held in grantor retained annuity trusts for which the named executive officer is the investment trustee: Mr. Schwarzman – 2,711,987 units; Mr. James – 6,778,011 units; Mr. Hill – 17,595 units; and Mr. Puglisi – 96,793 units. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment power.
(5)	The Blackstone Holdings Partnership Units shown for Mr. Hill do not reflect the 654,233 deferred restricted Blackstone Holdings Partnership Units that were issued to Mr. Hill under our Deferred Compensation Plan. The Blackstone Holdings Partnership Units shown for Mr. Tosi do not reflect the 494,145 deferred restricted Blackstone Holdings Partnership Units that were issued to Mr. Tosi under our 2007 Equity Incentive Plan.

In addition, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 109,083,468 of our non-voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under Blackstone’s 2007 Equity Incentive Plan (“the Equity Plan”) as of December 31, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plans Approved by Security Holders	47,317,536	—	157,697,669
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	47,317,536	—	157,697,669

(1)	Reflects the outstanding number of deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the Equity Plan as of December 31, 2008.
(2)	The aggregate number of common units and Blackstone Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by the Equity Plan as of such date (unless the administrator of the Equity Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2009, pursuant to this formula, 163,041,206 units, which is equal to 0.15 times the number of common units and Blackstone Holdings Partnership Units outstanding on December 31, 2008, were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Tax Receivable Agreements

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly-owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. currently intend to make an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. Certain subsidiaries of The Blackstone Group L.P. which are corporate taxpayers have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by the corporate taxpayers to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $722.4 million over the next 15 years. The present value of these estimated payments totals $146.5 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. In January 2009 payments totaling $17,018,960 were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2007 taxable year. Those payments included payments of $4,632,431 to Stephen A. Schwarzman and an investment vehicle controlled by a relative of Mr. Schwarzman; $8,480,259 to Peter G. Peterson and various trusts for which Mr. Peterson or his spouse is the investment trustee; and $326,855 to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee.

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

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling holder of Blackstone Holdings Partnership Units, under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under a tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a holder of Blackstone Holdings Partnership Units without giving rise to any rights of a holder of Blackstone Holdings Partnership Units to receive payments under any tax receivable agreements.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the corporate taxpayers will not be reimbursed for any payments previously made under a tax receivable agreement. As a result, in certain circumstances, payments could be made under a tax receivable agreement in excess of the corporate taxpayers’ cash tax savings.

Registration Rights Agreement

In connection with the restructuring and IPO, we entered into a registration rights agreement with our pre-IPO owners pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Blackstone Holdings Partnership Units or common units (and other securities convertible into or exchangeable or exercisable for our common units) otherwise held by them. In addition, newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the registration rights agreement. Under the registration rights agreement, we agreed to register the exchange of Blackstone Holdings Partnership Units for common units by our holders of Blackstone Holdings Partnership Units. In June 2008, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to cover future issuances from time to time of up to 818,008,105 common units to holders of Blackstone Holdings partnership units upon exchange of up to an equal number of such Blackstone Holdings partnership units. In addition, our founder, Stephen A. Schwarzman, has the right to request that we register the sale of common units held by holders of Blackstone Holdings Partnership Units an unlimited number of times and may require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, Mr. Schwarzman has the ability to exercise certain piggyback registration rights in respect of common units held by holders of Blackstone Holdings Partnership Units in connection with registered offerings requested by other registration rights holders or initiated by us.

Blackstone Holdings Partnership Agreements

As a result of the reorganization and the IPO, The Blackstone Group L.P. became a holding partnership and, through wholly-owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization. Wholly-owned subsidiaries of The Blackstone Group L.P. are the sole general partner of each of the Blackstone Holdings partnerships. Accordingly, The Blackstone Group L.P. operates and controls all of the business and affairs of Blackstone Holdings and, through Blackstone Holdings and its operating entity subsidiaries, conducts our business. Through its wholly-owned subsidiaries, The Blackstone Group L.P. has unilateral control over all of the affairs and decision making of Blackstone Holdings. Furthermore, the wholly-owned subsidiaries of The Blackstone Group L.P. cannot be removed as the general partners of the Blackstone Holdings partnerships without their approval. Because our general partner, Blackstone Group Management L.L.C., operates and controls the business of The Blackstone Group L.P., the board of directors and officers of our general partner are accordingly responsible for all operational and administrative decisions of Blackstone Holdings and the day-to-day management of Blackstone Holdings’ business. Pursuant to the partnership agreements of the Blackstone Holdings partnerships, the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro rata in accordance with the percentages of their respective partnership interests, except that The Blackstone Group L.P.’s wholly-owned subsidiaries are entitled to priority allocations of income through December 31, 2009 as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”

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

Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, Blackstone Holdings Partnership Units may be exchanged for The Blackstone Group L.P. common units as described under “—Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings partnerships units, and which may be exchangeable for our common units.

See “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2008—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “—Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Exchange Agreement

In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly-owned subsidiaries). In addition, newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the exchange agreement. Under the exchange agreement, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, The Blackstone Group L.P.’s indirect interest in the Blackstone Holdings partnerships will be correspondingly increased.

Firm Use of Our Founders’ Private Aircraft

Mr. Schwarzman owns an airplane and Messrs. Schwarzman and Peterson jointly own a helicopter that we use for business purposes in the course of our operations. Messrs. Schwarzman and Peterson paid for the purchase of these aircraft themselves and bore all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to affiliates of Mr. Schwarzman and Mr. Peterson for such use were based on current market rates for chartering private aircraft. We paid $2.9 million to Mr. Schwarzman’s affiliates in 2008 for the use of his airplane and we paid $0.3 million to Mr. Schwarzman’s and Mr. Peterson’s affiliates in 2008 for the use of their jointly-owned helicopter.

Expense Reimbursements

Since filing our registration statement relating to our IPO, we have not incurred for or advanced funds to any named executive officer or member of the board of directors for any material personal related expenses.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our funds of hedge funds and credit-oriented funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. None of our directors or executive officers received net distributions from Blackstone-managed investment vehicles during the year ended December 31, 2008, except for (1) Mr. Peterson (and certain investment trusts controlled by him) who received net distributions of $107,767,226 relating to his personal investments in Blackstone-managed investment funds; (2) Mr. Schwarzman (and certain investment trusts controlled by him) who received net distributions of $59,623,289 relating to his personal investments in Blackstone-managed investment funds; (3) Mr. Hill (and an investment trust controlled by him) who received net distributions of $3,950,315 relating to his personal investments in Blackstone-managed investment funds; and (4) Mr. Puglisi (and an investment trust controlled by him) who received net distributions of $1,403,176 relating to his personal investments in Blackstone-managed investment funds. The net distributions to Mr. Peterson occurred in connection with his retirement as an executive officer and director of the firm effective December 31, 2008. The net distributions to Messrs. Schwarzman, Hill and Puglisi occurred as a result of the liquidation of two Blackstone-managed hedge funds effective December 31, 2008.

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

Indemnification of Directors and Officers

Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: our general partner; any departing general partner; any person who is or was an affiliate of a general partner or any departing general partner; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the general partner or any departing general partner or any affiliate of ours or our subsidiaries, the general partner or any departing general partner; any person who is or was serving at the request of a general partner or any departing general partner or any affiliate of a general partner or any departing general partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or any person designated by our general partner. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable it to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

We will also indemnify any of our employees who personally becomes subject to a “clawback” obligation to one of our investment funds in respect of carried interest that we have received. See “Item 1. Business—Incentive Arrangements / Fee Structure”.

Non-Competition and Non-Solicitation Agreements

We have entered into a non-competition and non-solicitation agreement with each of our professionals and other senior employees, including each of our executive officers. See “Item 11. Executive Compensation—Non-Competition and Non-Solicitation Agreements” for a description of the material terms of such agreements.

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, four of the seven members of our general partner’s board of directors satisfy the independence and financial literacy requirements of the NYSE and the Securities and Exchange Commission (“SEC”). These directors are Messrs. Jenrette, Light, Mulroney and Parrett. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on February 25, 2009 that the independent directors have no material relationship with us or our general partner. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:

Under any circumstances, a director is not independent if:

•	the director is, or has been within the preceding three years, employed by our general partner or us;

•	an immediate family member of the director was employed as an executive officer of our general partner or us within the preceding three years;

•

the director, or an immediate family member of that director, received within the preceding three years more than $120,000 in any twelve-month period in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•

the director is a current partner or employee of a firm that is our internal or external auditor; the director has an immediate family member who is a current partner of such a firm; the director has an immediate family member who is a current employee of such a firm and personally works on our audit; or the director or an immediate family member of that director was within the last three years a partner or employee of such a firm and personally worked on our or a predecessor’s audit within that time;

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008
	Blackstone		Blackstone Funds		Blackstone Corporate Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$18,673	(1)	$17,095	(3)	$—
Audit-Related Fees	$—		$40	(3)	$28,154	(4)
Tax Fees	$1,000	(2)	$24,205	(3)	$13,316	(4)

	Year Ended December 31, 2007
	Blackstone		Initial Public Offering		Blackstone Funds		Blackstone Corporate Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$21,618	(1)	$23,670	(1)	$19,777	(3)	$—
Audit-Related Fees	$1,472	(5)	$—		$—		$44,658	(4)
Tax Fees	$3,600	(2)	$4,876	(2)	$22,399	(3)	$17,069	(4)

(1)	Audit Fees consisted of fees for (i) the audits of our consolidated and combined financial statements in our Form S-1 and Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (ii) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (iii) comfort letters, consents and other services related to SEC and other regulatory filings.
(2)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(3)	The Deloitte Entities also provide audit and tax services to certain corporate private equity, real estate and other investment funds managed by Blackstone in its capacity as the general partner. The tax services provided consist primarily of tax compliance and related services.

(4)	Audit-Related Fees included assurances, merger and acquisition due diligence services provided in connection with acquisitions of portfolio companies for investment purposes primarily to certain corporate private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.
(5)	Consists primarily of assurance services related to internal controls over financial reporting under Section 302 of the Sarbanes-Oxley Act.

Our audit committee charter, which is available on our website at www.blackstone.com under “Investor Relations”, requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related and Tax categories above were approved by the audit committee.

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

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.3*	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto.

10.4*	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto.

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6	Exchange Agreement, dated as of June 18, 2007, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings V L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001- 33551) filed with the SEC on August 13, 2007).

10.8	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.9	The Blackstone Group L.P. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33551) filed with the SEC on March 11, 2008).

10.10	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001- 33551) filed with the SEC on August 13, 2007).

10.11	Founding Member Agreement of Peter G. Peterson, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Peter G. Peterson (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.12	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2008).

10.13	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.14	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.15	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.16	Credit Agreement dated as of May 12, 2008 among Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.17	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.18	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investment Ltd., amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

Exhibit Number	Exhibit Description
10.19	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20.1	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.21	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.21.1	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.22	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.26	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.27	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.27.1	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001- 33551) filed with the SEC on May 15, 2008).

10.28	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.29	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.30	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.31	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001- 33551) filed with the SEC on August 8, 2008).

10.32	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.33*	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008.

10.34*	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008.

10.35*	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008.

10.36*	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008.

Exhibit Number	Exhibit Description
10.37*	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008.
10.38*	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008.

10.39*	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Statement of Financial Condition of Blackstone Group Management L.L.C. as of December 31, 2008 and Independent Auditors’ Report.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2009

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its general partner

/s/ Laurence A. Tosi
	Name:	Laurence A. Tosi
	Title:	Chief Financial Officer

Each of the officers and directors of Blackstone Group Management L.L.C., the general partner of the Registrant, whose signature appears below, in so signing, also makes, constitutes and appoints each of Stephen A. Schwarzman, Hamilton E. James, Laurence A. Tosi and Robert L. Friedman, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 2nd day of March, 2009.

Signature	Title
/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Hamilton E. James Hamilton E. James	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Richard Jenrette Richard Jenrette	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ William G. Parrett William G. Parrett	Director

Signature	Title

/s/ Laurence A. Tosi Laurence A. Tosi	Chief Financial Officer (Principal Financial Officer)

/s/ Dennis J. Walsh Dennis J. Walsh	Principal Accounting Officer (Principal Accounting Officer)