Form 10-Q
period 2009-03-31
Blackstone Group L.P.
filed 2009-05-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 30, 2009 was 155,888,515. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 30, 2009 was 109,083,468.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this

i

report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to “Blackstone,” “we,” “us” or “our” refer to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of our founder, Mr. Stephen A. Schwarzman, and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2009	December 31, 2008
Assets
Cash and Cash Equivalents	$776,303	$503,737
Cash Held by Blackstone Funds and Other	67,505	907,324
Investments	2,397,134	2,830,942
Accounts Receivable	248,689	312,067
Due from Brokers	970	48,506
Investment Subscriptions Paid in Advance	—	1,916
Due from Affiliates	429,869	861,434
Intangible Assets, Net	1,038,013	1,077,526
Goodwill	1,703,602	1,703,602
Other Assets	167,098	169,555
Deferred Tax Assets	845,326	845,578

Total Assets	$7,674,509	$9,262,187

Liabilities and Partners’ Capital
Loans Payable	$81,874	$387,000
Amounts Due to Non-Controlling Interest Holders	247,879	1,103,423
Securities Sold, Not Yet Purchased	690	894
Due to Affiliates	1,273,422	1,285,577
Accrued Compensation and Benefits	265,419	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	208,681	180,259

Total Liabilities	2,077,965	3,370,612

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	432,585	362,462

Partners’ Capital
Partners’ Capital (common units: 277,375,119 issued and 272,107,151 outstanding as of March 31, 2009; 273,891,358 issued and 272,998,484 outstanding as of December 31, 2008)	3,433,752	3,509,448
Accumulated Other Comprehensive Loss	(2,906)	(291)
Non-Controlling Interests in Consolidated Entities	84,683	198,197
Non-Controlling Interests in Blackstone Holdings	1,648,430	1,821,759

Total Partners’ Capital	5,163,959	5,529,113

Total Liabilities and Partners’ Capital	$7,674,509	$9,262,187

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2009	2008
Revenues
Management and Advisory Fees	$341,172	$309,409
Performance Fees and Allocations	(214,248)	(188,687)
Investment Income (Loss) and Other	(79,793)	(52,199)

Total Revenues	47,131	68,523

Expenses
Compensation and Benefits	812,347	977,147
Interest	1,399	2,743
General, Administrative and Other	107,817	95,221
Fund Expenses	3,012	22,952

Total Expenses	924,575	1,098,063

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(34,763)	(215,636)

Income (Loss) Before Provision for Taxes	(912,207)	(1,245,176)
Provision for Taxes	17,731	8,981

Net Income (Loss)	(929,938)	(1,254,157)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,596	(184,194)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(41,031)	(14,916)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(659,929)	(804,054)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(231,574)	$(250,993)

Net Loss Attributable to The Blackstone Group L.P.
Per Common Unit — Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.84)	$(0.95)

Common Units Not Entitled to Priority Distributions	$(1.14)

Weighted-Average Common Units Outstanding — Basic and Diluted
Common Units Entitled to Priority Distributions	273,624,497	263,147,120

Common Units Not Entitled to Priority Distributions	1,627,540	N/A

Revenues Earned from Affiliates
Management and Advisory Fees	$20,284	$28,407

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	The Blackstone Group L.P. Unitholders			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non-Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$198,197	$1,821,759	$5,529,113	$362,462
Net Loss	—	(231,574)	—	(41,031)	(659,929)	(932,534)	2,596	$(929,938)
Currency Translation Adjustment	—	—	(2,615)	—	—	(2,615)	—	(2,615)
Certain Partners Allocations of Blackstone Profit Sharing Arrangements	—	—	—	(91,707)	—	(91,707)	—	—
Capital Contributions	—	—	—	10,186	—	10,186	95,959	—
Capital Distributions	—	—	—	(8,957)	—	(8,957)	(30,658)	—
Loss Attributable to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	2,226	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(2,479)	—	—	—	(2,479)	—	—
Repurchase of Common Units	(4,375,094)	(27,008)	—	—	—	(27,008)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	1,469	—	—	—	1,469	—	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	17,995	(17,995)	—	—	—
Equity-Based Compensation	—	177,742	—	—	535,837	713,579	—	—
Net Delivery of Vested Common Units	250,286	(926)	—	—	—	(926)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,233,475	7,080	—	—	(7,080)	—	—	—
Allocation of Taxes Attributable to Non-Controlling Interests in Blackstone Holdings	—	—	—	—	(24,162)	(24,162)	—	—

Balance at March 31, 2009	272,107,151	$3,433,752	$(2,906)	$84,683	$1,648,430	$5,163,959	$432,585	$(932,553)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	The Blackstone Group L.P. Unitholders			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non-Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$515,888	$3,079,556	$7,822,289	$2,438,266
Net Loss	—	(250,993)	—	(14,916)	(804,054)	(1,069,963)	(184,194)	$(1,254,157)
Currency Translation Adjustment	—	—	512	1,256	—	1,768	—	1,768
Certain Partners Allocations of Blackstone Profit Sharing Arrangements	—	—	—	(119,229)	—	(119,229)	—	—
Capital Contributions	—	—	—	3,786	12,577	16,363	98,648	—
Capital Distributions	—	—	—	(82,629)	—	(82,629)	(25,372)	—
Acquisition of Consolidated Blackstone Funds	—	—	—	102,874	—	102,874	90,188	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(44,072)	—	—	(35,556)	(79,628)	—	—
Adjustment to Pre-IPO Reorganization Purchase Price	—	—	—	—	82,028	82,028	—	—
Distribution	—	—	—	—	(34,703)	(34,703)	—	—
Equity-Based Compensation	—	213,084	—	—	693,623	906,707	—	—
Net Delivery of Vested Common Units	181,834	—	—	—	—	—	—	—

Balance at March 31, 2008	260,008,534	$4,144,519	$857	$407,030	$2,993,471	$7,545,877	$2,417,536	$(1,252,389)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net Income (Loss)	$(929,938)	$(1,254,157)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	13,235	209,980
Net Realized (Gains) Losses on Investments	53,190	256
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	78,218	62,823
Non-Cash Performance Fees and Allocations	101,770	76,279
Equity-Based Compensation Expense	738,045	914,671
Intangible Amortization	39,513	33,528
Other Non-Cash Amounts Included in Net Income	6,006	3,845
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	839,819	46,183
Due from Brokers	47,536	247,304
Accounts Receivable	83,605	(9,139)
Due from Affiliates	431,312	210,742
Other Assets	5,919	(29,122)
Accrued Compensation and Benefits	(172,510)	(46,299)
Accounts Payable, Accrued Expenses and Other Liabilities	(826,317)	(58,082)
Due to Affiliates	(212,332)	14,261
Amounts Due to Non-Controlling Interest Holders	(14,314)	(59,485)
Blackstone Funds Related:
Investments Purchased	(181,552)	(10,013,010)
Cash Proceeds from Sale of Investments	454,677	9,764,576

Net Cash Provided by Operating Activities	555,882	115,154

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(4,482)	(7,219)
Cash Paid for Acquisition, Net of Cash Acquired	—	(336,571)
Changes in Restricted Cash	2,438	(45,128)

Net Cash Used in Investing Activities	(2,044)	(388,918)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(40,432)	(183,353)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	94,674	96,523
Purchase of Interests from Certain Non-Controlling Interest Holders	(2,479)	(79,627)
Net Settlement of Vested Common Units and Repurchase of Common Units	(27,934)	—
Proceeds from Loans Payable	819	285,781

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
Repayment of Loans Payable	(305,920)	(41,610)

Net Cash Provided by (Used in) Financing Activities	(281,272)	77,714

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	90

Net Increase (Decrease) in Cash and Cash Equivalents	$272,566	$(195,960)
Cash and Cash Equivalents, Beginning of Period	503,737	868,629

Cash and Cash Equivalents, End of Period	$776,303	$672,669

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$653	$2,931

Payments for Income Taxes	$9,594	$11,845

Supplemental Disclosure of Non-Cash Financing Activities
Reduction of Due to LP Account to Fund Sidepocket Investment	$(2,442)	$—

Contributions Related to Transfers by Affiliated Partners	$2,442	$—

In-kind Redemption of Capital	$(907,373)	$—

In-kind Contribution of Capital	$907,373	$—

Transfer of Interests to Non-Controlling Interest Holders	$15,069	$—

Settlement of Vested Common Units	$922	$—

Conversion of Blackstone Holdings Units to Common Units	$7,080	$—

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$9,789	$4,440

Due to Affiliates	$(8,321)	$(3,774)

Partners’ Capital	$1,468	$666

Acquisition of GSO Capital Partners LP:
Fair Value of Assets Acquired	$—	$1,018,747
Cash Paid for Acquisition	—	(356,972)
Fair Value of Non-Controlling Interests in Consolidated Entities and Liabilities Assumed	—	(381,375)

Acquisition of GSO Capital Partners LP — Units Issued	$—	$280,400

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly traded closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds”. “Carry Funds” refers to the corporate private equity funds, real estate funds and certain of the credit-oriented funds that are managed by Blackstone. Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Certain of the Blackstone Funds are included in the condensed consolidated financial statements of the Partnership. Consequently, the condensed consolidated financial statements of the Partnership reflect the assets, liabilities, revenues, expenses and cash flows of these consolidated Blackstone Funds on a gross basis. The majority economic ownership interests in these funds are reflected as Non-Controlling Interests in Consolidated Entities and Redeemable Non-Controlling Interests in Consolidated Entities in the condensed consolidated financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income (Loss) or Partners’ Capital.

The Partnership’s interest in Blackstone Holdings is within the scope of the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests for the economic interests of limited partners of the Blackstone Holdings partnerships.

On January 1, 2009, in order to simplify Blackstone’s structure and ease the related administrative burden and costs, Blackstone effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of the Partnership

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

in Blackstone’s business remain entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization.

Certain prior period financial statement balances have been reclassified to conform to the current presentation.

Acquisition of GSO Capital Partners LP — On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds and various CLO vehicles. GSO’s results have been included in the Marketable Alternative Asset Management segment from the date of acquisition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments, At Fair Value — The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) as well as Securities Sold, Not Yet Purchased at fair value. The Partnership has retained the specialized accounting for the Blackstone Funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”). Thus, such consolidated funds’ investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

A significant number of the investments, including our carry fund investments, have been valued by the Partnership, in the absence of observable market prices, using the valuation methodologies described below. Additional information regarding these investments is provided in Note 4 to the condensed consolidated financial statements. For some investments, little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions, including appropriate risk adjustments for nonperformance and liquidity risks. The Partnership estimates the fair value of investments when market prices are not observable as follows:

Corporate private equity, real estate and debt investments — For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values management considers projected operating cash flows and balance sheets, sales of

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of private investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and, in some instances, by reference to option pricing models or other similar methods. Corporate private equity and real estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Certain Blackstone Funds sell securities that they do not own, and will therefore be obligated to purchase such securities at a future date. The value of an open short position is recorded as a liability, and the fund records unrealized appreciation or depreciation to the extent of the difference between the proceeds received and the value of the open short position. The applicable Blackstone Fund records a realized gain or loss when a short position is closed. By entering into short sales, the applicable Blackstone Fund bears the market risk of increases in value of the security sold short. The unrealized appreciation or depreciation as well as the realized gain or loss associated with short positions is included in the Condensed Consolidated Statements of Operations as Net Gains (Losses) from Fund Investment Activities.

Securities transactions are recorded on a trade date basis.

Recent Accounting Developments — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Partnership had no such transactions for the quarter ended March 31, 2009.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The Partnership adopted SFAS No. 160 effective January 1, 2009 and as a result, (a) with respect to the Condensed Consolidated Statements of Financial Condition, the Redeemable Non-Controlling Interests in Consolidated Entities was renamed as such and remained classified as mezzanine equity and the non-redeemable Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Blackstone Holdings have been reclassified as a component of Partners’ Capital, (b) with respect to the Condensed Consolidated Statements of Operations, Net Income (Loss) is now presented before non-controlling interests, the three categories of non-controlling interests discussed in (a) above are now presented separately, and the Condensed Consolidated Statement of Operations now nets to Net Income (Loss) Attributable to The Blackstone Group L.P., (c) with respect to the Condensed Consolidated Statement of Changes in Partners’ Capital, roll forward columns have now been added for each component of non-controlling interests discussed in (a) above.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Partnership’s consolidated financial statements.

In March 2008, the EITF reached a consensus on Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 applies to master limited partnerships that make incentive equity distributions. EITF 07-4 is to be applied retrospectively beginning with financial statements issued in the interim periods of fiscal years beginning after December 15, 2008. The Partnership adopted EITF 07-4 on January 1, 2009. The adoption of EITF 07-4 did not have a material impact on the Partnership’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP No. 142-3 did not have a material impact on the Partnership’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

dividend equivalents as a separate class of securities in calculating earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Partnership adopted FSP EITF No. 03-6-1 effective January 1, 2009 and includes unvested participating Blackstone Common Units as a component of Common Units Entitled to Priority Distributions – Basic in the calculation of earnings per common unit for all periods presented, due to their equivalent distribution rights as Blackstone Common Units. The impact of the adoption and retroactive application on 2008 was as follows:

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2008
	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption
Net Loss Per Common Unit — Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.97)	$(0.95)	$(4.36)	$(4.31)

Common Units Not Entitled to Priority Distributions			$(3.09)	$(3.06)

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measures. FSP FAS 157-4 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”) which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of FSP FAS 157-4 on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. As FSP FAS 107-1 applies only to financial statement disclosures, the impact of adoption will be limited to financial statement disclosure.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table outlines changes to the carrying amount of Goodwill as of March 31, 2009:

Goodwill
Balance at December 31, 2008	$1,703,602
Amortization	—

Balance at March 31, 2009	$1,703,602

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity – $694,512; Real Estate – $421,739; Marketable Alternative Asset Management – $518,477; and Financial Advisory – $68,874.

Intangible Assets

The following table outlines changes to the carrying amount of Intangible Assets, Net as of March 31, 2009:

Intangible Assets
Contractual Rights	$1,348,370
Accumulated Amortization	(310,357)

Intangible Assets, Net	$1,038,013

Amortization expense associated with intangible assets was $39.5 million and $33.5 million for the quarters ended March 31, 2009 and 2008, respectively, and is included in General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations. Amortization of intangible assets held at March 31, 2009 is expected to be approximately $158.0 million for the year ended December 31, 2009.

4.	INVESTMENTS

Investments

A summary of Investments consists of the following:

	March 31, 2009	December 31, 2008
Investments of Consolidated Blackstone Funds	$1,216,915	$1,556,261
Equity Method Investments	1,028,059	1,063,615
Performance Fees and Allocations	118,322	147,421
Other Investments	33,838	63,645

	$2,397,134	$2,830,942

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $351.6 million and $409.2 million at March 31, 2009 and December 31, 2008, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $963.5 million and $1.0 billion at March 31, 2009 and December 31, 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
United States and Canada
Investment Funds, principally related to marketable alternative asset management funds
Credit Driven	$379,500	$695,620	31.2%	44.7%
Diversified Investments	332,526	345,033	27.5%	22.2%
Equity	76,194	34,499	6.3%	2.2%
Other	512	648	—	0.1%

Investment Funds Total (Cost: 2009 — $994,555; 2008 — $1,283,697)	788,732	1,075,800	65.0%	69.2%

Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	17,653	17,782	1.5%	1.1%
Services	69,390	81,543	5.8%	5.2%
Natural Resources	636	551	0.1%	—
Real Estate Assets	1,454	1,769	0.1%	0.1%

Equity Securities Total (Cost: 2009 — $112,576; 2008 — $112,739)	89,133	101,645	7.5%	6.4%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate Assets	78,462	103,453	6.4%	6.6%
Services	92,360	98,592	7.6%	6.3%
Manufacturing	24,631	23,599	2.0%	1.5%
Natural Resources	356	317	—	—
Credit Driven	19,215	19,659	1.6%	1.3%

Partnership and LLC Interests Total (Cost: 2009 — $298,680; 2008 — $294,846)	215,024	245,620	17.6%	15.7%

Debt Instruments, principally related to marketable alternative asset management funds
Manufacturing	3,886	4,251	0.3%	0.3%
Services	4,203	4,093	0.3%	0.3%
Real Estate Assets	485	485	—	—

Debt Instruments Total (Cost: 2009 — $9,529; 2008 — $9,396)	8,574	8,829	0.6%	0.6%

United States and Canada Total (Cost: 2009 — $1,415,340; 2008 — $1,700,678)	1,101,463	1,431,894	90.7%	91.9%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Europe
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Manufacturing	8,787	9,105	0.7%	0.6%
Services	25,830	29,635	2.1%	1.9%

Equity Securities Total (Cost: 2009 — $45,525; 2008 — $45,295)	34,617	38,740	2.8%	2.5%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Services	29,721	31,572	2.4%	2.0%
Real Estate Assets	9,985	13,674	0.8%	0.9%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds (Cost: 2009 — $45,762; 2008 — $46,104)	39,706	45,246	3.2%	2.9%
Debt Instruments, principally related to marketable alternative asset management funds
Manufacturing	$151	$187	—	—
Services	20	—	—	—

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2009 $1,283; 2008 $1,256)	171	187	—	—

Europe Total (Cost: 2009 — $92,570; 2008 — $92,655)	74,494	84,173	6.0%	5.4%

Asia
Equity Securities, principally related to marketable alternative asset management and corporate private equity funds
Services	7,309	11,201	0.6%	0.8%
Manufacturing	6,550	8,654	0.5%	0.6%
Natural Resources	173	442	—	—
Real Estate Assets	118	368	—	—
Diversified Investments	6	—	—	—

Equity Securities Total (Cost: 2009 — $15,219; 2008 — $22,155)	14,156	20,665	1.1%	1.4%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Manufacturing	1,182	1,184	0.1%	0.1%
Real Estate Assets	704	707	0.1%	—
Services	74	45	—	—

Partnership and LLC Interests Total (Cost: 2009 — $1,833; 2008 — $1,811)	1,960	1,936	0.2%	0.1%

Debt Instruments, principally related to marketable alternative asset management funds (Cost: 2009 $235; 2008 $256)	153	151	—	—

Asia Total (Cost: 2009 — $17,287; 2008 — $24,222)	16,269	22,752	1.3%	1.5%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Other
Equity Securities, principally related to corporate private equity funds
Natural Resources	1,422	1,022	0.1%	0.1%
Services	2,019	2,737	0.2%	0.3%

Equity Securities Total (Cost: 2009 — $2,707; 2008 — $2,606)	3,441	3,759	0.3%	0.4%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Natural Resources	21,166	13,599	1.7%	0.9%
Services	82	84	—	0.1%

Partnership and LLC Interests Total (Cost: 2009 — $7,145; 2008 — $5,063)	21,248	13,683	1.7%	1.0%

Other Total (Cost: 2009 — $9,852; 2008 — $7,669)	24,689	17,442	2.0%	1.2%

Total Investments of Consolidated Blackstone Funds (Cost: 2009 — $1,535,049; 2008 — $1,825,224)	$1,216,915	$1,556,261	100.0%	100.0%

At March 31, 2009 and December 31, 2008, there were no individual investments, including consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At March 31, 2009 and December 31, 2008, consideration was given as to whether any individual consolidated funds of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At December 31, 2008, Blackport Capital Fund Ltd. had a fair value of $594.5 million and was the sole feeder fund investment to exceed the 5.0% threshold.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which were principally held by one of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Asia — Equity Instruments
Natural Resources	$80	$77	11.6%	8.6%
Services	429	611	62.2%	68.3%
Manufacturing	127	—	18.4%	—
Real Estate Assets	54	206	7.8%	23.1%

Total (Proceeds: 2009 — $638; 2008 — $782)	$690	$894	100.0%	100.0%

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds. Net Gains (Losses) from Fund Investment Activities on the Condensed Consolidated Statements of Operations include net realized gains

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held through the consolidated Blackstone Funds:

	Three Months Ended March 31,
	2009	2008
Realized Gains (Losses)	$(60,353)	$(22,503)
Net Change in Unrealized Gains (Losses)	4,253	(237,061)

	$(56,100)	$(259,564)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to the Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2009	2008
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(56,100)	$(259,564)
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	16,817	6,363
Interest and Dividend Income and Other Attributable to Consolidated Blackstone Funds	4,520	37,565

Other Income — Net Gains (Losses) from Fund Investment Activities	$(34,763)	$(215,636)

Investments in Variable Interest Entities. Blackstone consolidates certain variable interest entities (“VIEs”) in addition to those entities consolidated under EITF 04-5, when it is determined that Blackstone is the primary beneficiary, either directly or indirectly, through a consolidated entity or affiliate. The assets of the consolidated VIEs are classified principally within Investments. The liabilities of the consolidated VIEs are non-recourse to Blackstone.

FASB Staff Position Financial Accounting Standard No. 140-4 and FASB Interpretation Number 46R-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS No. 140-4 and FIN 46R-8”) provides disclosure requirements for, among other things, involvements with VIEs. Those involvements include when Blackstone (1) consolidates an entity because it is the primary beneficiary, (2) has a significant variable interest in the entity, or (3) is the sponsor of the entity.

These VIEs include investments in corporate private equity, real estate, credit-oriented and funds of hedge funds assets. The disclosures under FSP FAS No. 140-4 and FIN 46R-8 are presented on a fully aggregated basis. The investment strategies of Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of incentive fees and performance fees and allocations. Accordingly, disaggregation of Blackstone’s involvement with VIEs would not provide more useful information. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. For certain of these funds, Blackstone is determined to be the primary beneficiary and hence consolidates such funds within the consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

For those VIEs in which Blackstone is the sponsor, Blackstone may have an obligation as general partner to provide commitments to such funds. During the first quarter of 2009, Blackstone did not provide any support other than its obligated amount.

At March 31, 2009, Blackstone was the primary beneficiary of VIEs whose gross assets were $582.0 million, which is the carrying amount of such financial assets in the condensed consolidated financial statements. Blackstone is also a significant variable interest holder or sponsor in VIEs which are not consolidated, as Blackstone is not the primary beneficiary. At March 31, 2009, assets recognized in the Partnership’s Condensed Consolidated Statements of Financial Condition related to our variable interests in these unconsolidated entities were $394.2 million with no liabilities. Assets consisted of $330.5 million of investments and $63.7 million of receivables Blackstone’s aggregate maximum exposure to loss was $394.2 million as of March 31, 2009.

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

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income (Loss) and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments since Blackstone retains the specialized investment company accounting of these funds pursuant to EITF 85-12.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of Blackstone’s equity method investments follows:

	Equity Held			Equity in Net Income (Loss)
	March 31, 2009	December 31, 2008		Three Months Ended March 31,
				2009	2008
Equity Method Investments	$1,028,059	$1,063,615	Equity in Net Income (Loss)	$(59,525)	$(54,234)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2009	2008
Realized Gains	$(1,666)	$256
Net Change in Unrealized Gains (Losses)	141	(514)

	$(1,525)	$(258)

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$41,208	$572	$1,175,135	$1,216,915
Other Investments	18,329	—	15,509	33,838
Securities Sold, Not Yet Purchased	690	—	—	690

	December 31, 2008
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$58,406	$994	$1,496,861	$1,556,261
Other Investments	22,499	—	41,146	63,645
Securities Sold, Not Yet Purchased	894	—	—	894

The following table summarizes the Level III investments by valuation methodology as of March 31, 2009:

Fair Value Based on	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Total Investment Company Holdings
Third-Party Fund Managers	—	—	66%	66%
Specific Valuation Metrics	21%	9%	4%	34%

	21%	9%	70%	100%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows. The following table does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period.

	Three Months Ended March 31,
	2009	2008
Balance, Beginning of Period	$1,538,007	$2,362,542
Transfer In (Out) of Level III, Net	(52)	—
Purchases (Sales), Net	(308,807)	23,256
Realized Gains (Losses), Net	(5,222)	6,788
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(33,282)	(117,902)

Balance, End of Period	$1,190,644	$2,274,684

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

5.	LOANS PAYABLE

As of March 31, 2009, Blackstone had no outstanding borrowings under its revolving credit facility.

Blackstone has a new committed revolving credit facility for $850 million, which will be effective May 11, 2009 when the current facility expires.

6.	INCOME TAXES

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

Blackstone adopted SFAS No. 160 effective January 1, 2009. As a result of the adoption, Blackstone is required to calculate its effective tax rate on Consolidated Income (Loss) Before Provision for Taxes as opposed to the Net Income (Loss) Attributable to The Blackstone Group L.P. Accordingly, under SFAS No. 160, Blackstone’s effective tax rate was 1.94% and 0.72% for the three months ended March 31, 2009 and 2008, respectively. Blackstone’s income tax provision was $17.7 million and $9.0 million for the three months ending March 31, 2009 and 2008, respectively.

Prior to the adoption of SFAS No. 160, after eliminating the effects of non-controlling interests, Blackstone’s effective tax rate would have been 6.31% for the three months ended March 31, 2009, which is comparable to the 1.73% effective tax rate that was reported for the three months ended March 31, 2008. Blackstone’s corresponding income tax provision would have been $13.7 million for the three months ended March 31, 2009, which is comparable to the $4.3 million reported for three months ended March 31, 2008.

Blackstone’s effective tax rate for the three months ended March 31, 2009 was due to the following: (1) certain wholly-owned subsidiaries were subject to federal, state and local corporate income taxes on income allocated to Blackstone and certain non-U.S. corporate entities continue to be subject to non-U.S. corporate income tax, and (2) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes.

7.	NET LOSS PER COMMON UNIT

Beginning in the third quarter of 2008, certain unitholders exchanged Blackstone Holdings Partnership Units for Blackstone Common Units. Until the Blackstone Common Units issued in such exchanges are transferred to third parties, the exchanging unitholders will forego any priority distributions referred to below. As a result, net loss available to the common unitholders was allocated between common units entitled to priority distributions and common units not entitled to priority distributions. The Partnership has calculated net loss per unit in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement 128 (“EITF 03-06”) and FSP EITF No. 03-6-1.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basic and diluted net loss per common unit for the three months ended March 31, 2009 is calculated as follows:

	Three Months Ended March 31, 2009
	Basic	Diluted
Total Undistributed Loss
Net Loss Allocable to Common Unit Holders	$(231,574)	$(231,574)
Less: Distributions to Common Unitholders	(81,420)	(81,420)

Total Undistributed Loss	$(312,994)	$(312,994)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(311,143)	$(311,143)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(1,851)	(1,851)

Total Undistributed Loss	$(312,994)	$(312,994)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions Undistributed Loss per Common Unit	$(1.14)	$(1.14)
Priority Distributions	0.30	0.30

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(0.84)	$(0.84)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions Undistributed Loss per Common Unit	$(1.14)	$(1.14)
Priority Distributions	—	—

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(1.14)	$(1.14)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	273,624,497	273,624,497
Common Units Not Entitled to Priority Distributions	1,627,540	1,627,540

Total Weighted-Average Common Units Outstanding	275,252,037	275,252,037

For the three months ended March 31, 2009, a weighted-average total of 26,206,018 unvested deferred restricted common units and 830,772,697 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basic and diluted net loss per common unit for the three months ended March 31, 2008 was as follows:

	Three Months Ended March 31, 2008
	Basic	Diluted
Net Loss Allocable to Common Unit Holders	$(250,993)	$(250,993)

Weighted-Average Common Units Outstanding	263,147,120	263,147,120

Net Loss per Common Unit	$(0.95)	$(0.95)

For the three months ended March 31, 2008, a weighted-average total of 32,060,929 unvested deferred restricted common units and 831,980,264 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Cash Distribution Policy

Blackstone’s current intention is to distribute to its common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual adjusted cash flows from operations in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in our business and our funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of the general partner, which may change the distribution policy at any time.

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

In addition, the partnership agreements of the Blackstone Holdings partnerships will provide for cash distributions, referred to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Blackstone Group L.P., which are the general partners of the Blackstone Holdings partnerships, determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on Blackstone’s estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). The Blackstone Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities.

Until December 31, 2009, Blackstone personnel and others with respect to their Blackstone Holdings Partnership Units will not receive any distributions (other than tax distributions in the circumstances specified

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

above) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. Blackstone does not intend to maintain this priority allocation after December 31, 2009.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2009, Blackstone repurchased a combination of 4,411,702 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $27.3 million. As of March 31, 2009, the amount remaining available for repurchases was $342.6 million under this program. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings on Blackstone’s equity of $14.7 million. During the three months ended March 31, 2008, Blackstone repurchased a combination of 8,319,101 vested and unvested Blackstone Holdings Partnership Units as part of the repurchase program. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $89.2 million.

8.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units). As of January 1, 2009, the Partnership had the ability to grant 163,574,323 units under the Equity Plan during the year ending December 31, 2009.

For the three months ended March 31, 2009, the Partnership recorded compensation expense of $738.0 million in relation to its equity-based awards with a corresponding tax benefit of $2.4 million. The Partnership recorded compensation expense of $914.7 million in relation to its equity-based awards with a corresponding tax benefit of $5.4 million for the three months ended March 31, 2008. As of March 31, 2009, there was $8.6 billion of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 4.7 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,127,145,343 as of March 31, 2009. Total outstanding unvested phantom units were 508,522 as of March 31, 2009.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2009 and a summary of changes during the period January 1, 2009 through March 31, 2009, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2008	354,311,432	$30.89	28,569,608	$25.90	532,794	$26.09
Granted	1,153,386	4.75	—	—	—	—
Vested	(449,780)	25.22	(205,734)	26.44	(3,667)	27.59
Exchanged	—	—	(3,322)	5.80	3,322	5.80
Forfeited	(3,446,663)	29.95	(2,289,592)	25.40	(23,927)	26.10

Balance, March 31, 2009	351,568,375	30.82	26,070,960	26.08	508,522	25.97

In March 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased under the unit repurchase program both vested and unvested units in conjunction with the modifications. At the date of such modifications, the Partnership recognized total compensation expense of $167.2 million, which was included in the total equity-based compensation expense of $914.7 million for the three months ended March 31, 2008, related to the modifications and cash settlement.

Units Expected to Vest

The following unvested units, as of March 31, 2009, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	332,983,329	4.5
Deferred Restricted Blackstone Common Units	21,853,349	4.8

Total Equity-Based Awards	354,836,678	4.5

Phantom Units	458,013	1.1

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of March 31, 2009 and December 31, 2008, Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31, 2009	December 31, 2008
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	$154,925	$175,268
Payments Made on Behalf of Non-Consolidated Entities	56,598	58,536
Management and Performance Fees Due from Non-Consolidated Funds of Funds	57,351	50,774
Amounts Due from Portfolio Companies and Funds	93,813	72,376
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	8,448	8,130
Investments Redeemed in Non-Consolidated Funds of Funds	58,734	496,350

	$429,869	$861,434

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreement	$714,463	$722,449
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	455,822	260,018
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	87,859	262,737
Distributions Received on Behalf of Non-Consolidated Entities	12,152	22,938
Payments Made by Non-Consolidated Entities	3,126	17,435

	$1,273,422	$1,285,577

Interests of the Founder, Senior Managing Directors and Employees

In addition, the Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of March 31, 2009 and December 31, 2008, the Founder’s, other senior managing directors’ and employees’ investments aggregated $495.1 million and $507.2 million, respectively, and the Founder’s, other senior managing directors’ and employees’ share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $(34.0) million and $(66.4) million for the three months ended March 31, 2009 and 2008, respectively.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.4 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

No such loans that were outstanding as of March 31, 2009 were made to any director or executive officer of Blackstone since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

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

Accrual for potential repayment of previously received Performance Fees and Allocations, which is a component of Due to Affiliates, represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone carry funds were to be liquidated based on the fair value of the underlying funds’ investments as of March 31, 2009 and December 31, 2008. As of March 31, 2009, such obligations were $455.8 million, of which $217.5 million related to Blackstone Holdings and $238.3 million related to non-controlling interest holders. As of December 31, 2008, such obligations were $260.0 million, of which $109.8 million related to Blackstone Holdings and $150.2 million related to non-controlling interest holders.

Tax Receivable Agreement

Blackstone used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from certain non-controlling interest holders. In addition, holders of Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership Units for Blackstone Common Units on a one-for-one basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries would otherwise be required to pay in the future.

Certain subsidiaries of the Partnership which are corporate taxpayers have entered into tax receivable agreements with each of certain non-controlling interest holders and additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted senior managing directors and others who acquire Blackstone Holdings Partnership Units. The agreements provide for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $714.5 million over the next 15 years. The present value of these estimated payments totals $140.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. In January 2009 payments totaling $17.0 million were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2007 taxable year.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees — Blackstone had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at March 31, 2009.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At March 31, 2009, such guarantees amounted to $4.2 million.

Debt Covenants — Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of March 31, 2009.

Investment Commitments — The Blackstone Funds had signed investment commitments with respect to investments representing commitments of $28.4 million as of March 31, 2009. Included in this is $0.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.

The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.4 billion as of March 31, 2009.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $739.9 million as of March 31, 2009. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

Contingent Obligations (Clawback) — Included within Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations are gains from Blackstone Fund investments. The portion of net gains (losses) attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains (losses) attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest received to date exceeds the amount due to Blackstone based on cumulative results. If, at March 31, 2009, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.4 billion, on an after tax basis where applicable, of which $334.3 million related to Blackstone Holdings and $1.1 billion related to current and former Blackstone personnel. These amounts are inclusive of the amounts described in Note 9 under Contingent Repayment Guarantee. A portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts and most of the collateralized accounts are not included in the financial statements of the Partnership. At March 31, 2009, $472.8 million was held in such segregated accounts.

Contingent Performance Fees and Allocations — Through March 31, 2009, $18.8 million of performance fees and allocations has been recorded attributable to hedge funds where the measurement period has not ended.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Litigation — From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of March 31, 2009, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

11.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four segments:

•	Corporate Private Equity — Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate — Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Marketable Alternative Asset Management — Blackstone’s Marketable Alternative Asset Management segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. GSO’s results have been included in this segment from the date of acquisition.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income excluding the impact of income taxes and transaction-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. The aggregate of ENI for all segments equals Total Segment ENI. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

Management makes operating decisions and assesses the performance of each of Blackstone’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Blackstone Funds that are consolidated into the condensed consolidated financial statements. Consequently, all segment data excludes the assets, liabilities and operating results related to the Blackstone Funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the three months ended March 31, 2009:

	March 31, 2009 and the Three Months then Ended
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Segments

Revenues
Management and Advisory Fees
Base Management Fees	$68,431	$80,198	$96,503	$—	$245,132
Advisory Fees	—	—	—	90,940	90,940
Transaction and Other Fees	13,982	3,140	443	—	17,565
Management Fee Offsets	(3,654)	(1,193)	(4,213)	—	(9,060)

Total Management and Advisory Fees	78,759	82,145	92,733	90,940	344,577
Performance Fees and Allocations	4,818	(228,573)	9,922	—	(213,833)
Investment Income (Loss) and Other	(15,136)	(65,462)	(3,190)	1,045	(82,743)

Total Revenues	68,441	(211,890)	99,465	91,985	48,001

Expenses
Compensation and Benefits	(5,124)*	(37,319)*	61,134	50,952	69,643
Other Operating Expenses	20,453	13,280	23,907	13,920	71,560

Total Expenses	15,329	(24,039)	85,041	64,872	141,203

Economic Net Income (Loss)	$53,112	$(187,851)	$14,424	$27,113	$(93,202)

Segment Assets	$2,620,685	$1,922,395	$1,605,424	$617,045	$6,765,549

*	The credit balances in Compensation and Benefits for the Corporate Private Equity and Real Estate segments are primarily the result of a reversal of $40.7 million and $70.1 million, respectively, of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2009:

	March 31, 2009 and the Three Months then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated

Revenues	$48,001	$(870	)(a)	$47,131
Expenses	$141,203	$783,372	(b)	$924,575
Other Income (Loss)	$—	$(34,763	)(c)	$(34,763)
Economic Net Income (Loss)	$(93,202)	$(819,005	)(d)	$(912,207)
Total Assets	$6,765,549	$908,960	(e)	$7,674,509

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income (Loss) adjustment results from the following:

Three Months Ended March 31, 2009

Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(1,602)
Fund Expenses Added in Consolidation	3,582
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(36,743)

Total Consolidation Adjustments	$(34,763)

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

Three Months Ended March 31, 2009

Economic Net Income (Loss)	$(93,202)

Adjustments
Amortization of Intangibles	(39,513)
Transaction-Related Charges	(741,057)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	(38,435)

Total Adjustments	(819,005)

Income (Loss) Before Provision for Taxes	$(912,207)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four segments for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Corporate Private Equity	Real Estate	Marketable Alternative Asset Management	Financial Advisory	Total Segments

Revenues
Management and Advisory Fees
Base Management Fees	$67,336	$66,751	$103,187	$—	$237,274
Advisory Fees	—	—	—	68,563	68,563
Transaction and Other Fees	10,837	11,795	1,128	—	23,760
Management Fee Offsets	(8,410)	(404)	—	—	(8,814)

Total Management and Advisory Fees	69,763	78,142	104,315	68,563	320,783
Performance Fees and Allocations	(163,430)	(30,062)	5,058	—	(188,434)
Investment Income (Loss) and Other	(23,050)	(176)	(79,383)	2,597	(100,012)

Total Revenues	(116,717)	47,904	29,990	71,160	32,337

Expenses
Compensation and Benefits	(80,752)*	35,688	56,273	46,967	58,176
Other Operating Expenses	22,200	16,160	18,307	11,061	67,728

Total Expenses	(58,552)	51,848	74,580	58,028	125,904

Economic Net Income (Loss)	$(58,165)	$(3,944)	$(44,590)	$13,132	$(93,567)

*	The credit balance in Compensation and Benefits for the Corporate Private Equity segment is primarily the result of the reversal of $112.5 million of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated

Revenues	$32,337	$36,186	(a)	$68,523
Expenses	$125,904	$972,159	(b)	$1,098,063
Other Income (Loss)	$—	$(215,636	)(c)	$(215,636)
Economic Net Income (Loss)	$(93,567)	$(1,151,609	)(d)	$(1,245,176)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated expenses.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Other Income (Loss) adjustment results from the following:

Three Months Ended March 31, 2008

Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(39,320)
Fund Expenses Added in Consolidation	22,794
Non-Controlling Interests in Income of Consolidated Entities	(199,110)

Total Consolidation Adjustments	$(215,636)

(d)	The reconciliation of Economic Net Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

Three Months Ended March 31, 2008

Economic Net Income (Loss)	$(93,567)

Adjustments
Amortization of Intangibles	(33,528)
Transaction-Related Charges	(918,971)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	(199,110)

Total Adjustments	(1,151,609)

Income (Loss) Before Provision for Taxes	$(1,245,176)

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2009
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$776,303	$—	$—	$776,303
Cash Held by Blackstone Funds and Other	52,866	14,824	(185)	67,505
Investments	1,527,652	1,063,093	(193,611)	2,397,134
Accounts Receivable	245,151	3,538	—	248,689
Due from Brokers	—	970	—	970
Investment Subscriptions Paid in Advance	—	—	—	—
Due from Affiliates	409,761	20,111	(3)	429,869
Intangible Assets, Net	1,038,013	—	—	1,038,013
Goodwill	1,703,602	—	—	1,703,602
Other Assets	166,875	223	—	167,098
Deferred Tax Assets	845,326	—	—	845,326

Total Assets	$6,765,549	$1,102,759	$(193,799)	$7,674,509

Liabilities and Partners’ Capital
Loans Payable	$81,874	$—	$—	$81,874
Amounts Due to Non-Controlling Interest Holders	91,628	156,251	—	247,879
Securities Sold, Not Yet Purchased	—	690	—	690
Due to Affiliates	1,231,159	77,811	(35,548)	1,273,422
Accrued Compensation and Benefits	254,255	11,164	—	265,419
Accounts Payable, Accrued Expenses and Other Liabilities	202,911	5,954	(184)	208,681

Total Liabilities	1,861,827	251,870	(35,732)	2,077,965

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	432,585	432,585

Partners’ Capital
Partners’ Capital	3,433,752	590,652	(590,652)	3,433,752
Accumulated Other Comprehensive Income	(2,906)	—	—	(2,906)
Non-Controlling Interests in Consolidated Entities	(175,554)	260,237	—	84,683
Non-Controlling Interests in Blackstone Holdings	1,648,430	—	—	1,648,430

Total Partners’ Capital	4,903,722	850,889	(590,652)	5,163,959

Total Liabilities and Partners’ Capital	$6,765,549	$1,102,759	$(193,799)	$7,674,509

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition—(Continued)

(Dollars in Thousands)

	December 31, 2008
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$503,737	$—	$—	$503,737
Cash Held by Blackstone Funds and Other	57,536	849,788	—	907,324
Investments	1,650,071	1,385,132	(204,261)	2,830,942
Accounts Receivable	309,201	2,866	—	312,067
Due from Brokers	—	48,506	—	48,506
Investment Subscriptions Paid in Advance	6,697	—	(4,781)	1,916
Due from Affiliates	1,057,362	216	(196,144)	861,434
Intangible Assets, Net	1,077,526	—	—	1,077,526
Goodwill	1,703,602	—	—	1,703,602
Other Assets	169,333	222	—	169,555
Deferred Tax Assets	845,578	—	—	845,578

Total Assets	$7,380,643	$2,286,730	$(405,186)	$9,262,187

Liabilities and Partners’ Capital
Loans Payable	$387,000	$—	$—	$387,000
Amounts Due to Non-Controlling Interest Holders	105,942	1,009,780	(12,299)	1,103,423
Securities Sold, Not Yet Purchased	—	894	—	894
Due to Affiliates	1,064,980	362,526	(141,929)	1,285,577
Accrued Compensation and Benefits	410,593	2,866	—	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	176,418	112,699	(108,858)	180,259

Total Liabilities	2,144,933	1,488,765	(263,086)	3,370,612

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	362,462	362,462

Partners’ Capital
Partners’ Capital	3,509,448	504,562	(504,562)	3,509,448
Accumulated Other Comprehensive Income	(291)	—	—	(291)
Non-Controlling Interests in Consolidated Entities	(95,206)	293,403	—	198,197
Non-Controlling Interests in Blackstone Holdings	1,821,759	—	—	1,821,759

Total Partners’ Capital	5,235,710	797,965	(504,562)	5,529,113

Total Liabilities and Partners’ Capital	$7,380,643	$2,286,730	$(405,186)	$9,262,187

(a)	The consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Kailix Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

GSO Co-Investment Partners LLC*

The Asia Opportunities Fund L.P.

Corporate private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine fund side-by-side investment vehicles

* Consolidated as of March 31, 2009 only

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

On March 3, 2008, we acquired GSO Capital Partners L.P. and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various credit-oriented funds and collateralized loan obligation (“CLO”) vehicles. GSO’s results are included in our Marketable Alternative Asset Management segment from the date of acquisition.

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

•

Marketable Alternative Asset Management. Established in 1990, our marketable alternative asset management segment is comprised of our management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. These products are intended to provide investors with greater levels of current income and, for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and resultant investment income generated by the Blackstone Funds, principally corporate private equity and real estate funds, are driven by value created by our strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy, as well as other market conditions.

Business Environment

Global economies weakened further in the first quarter of 2009, with several developed nations officially in a recession and emerging nations experiencing slowing growth. The consumer price index (CPI) increased 0.5% in the first quarter of 2009 and declined 0.4% on a year-over-year basis, the first 12-month decline in over 50 years. Credit trends worsened across most consumer and commercial asset classes. Overall, market performance was more variable as compared with the fourth quarter of 2008.

In the United States and Europe, equities markets declined in the double-digit range, while Asian markets rebounded approximately 15%-35% off of their lows. Loan pricing moderately improved in the first quarter and modest debt issuance was visible. However, commercial mortgage backed securities markets remained mostly closed. The Credit Suisse High Yield Index returned 5.8% in the first quarter of 2009 after a record bad year of (26.2)% in 2008 and (18.8)% in the fourth quarter of 2008. Credit spreads tightened modestly by quarter’s end, which continued into April 2009. Commodities prices, which dropped sharply in the second half of 2008, rose in the first quarter of 2009. Crude oil prices were $50 per barrel at March 31, 2009, 11% higher than at year end 2008, after a significant decline of 54% in 2008.

Several government initiatives to potentially stimulate lending, consumer spending and the functioning of debt capital markets were announced during the first quarter. The dollar amount of stimulus spending announced by governments worldwide is unprecedented.

Most currencies weakened against the U.S. dollar in the first quarter, with the U.S. dollar 5.5% higher against the Euro, 2.1% higher against the Pound Sterling and 9.1% higher against the Japanese Yen. U.S. Treasury pricing declined modestly after its historic high at year end, with the 10-year Treasury yielding 2.7% at the end of the first quarter of 2009 compared with 2.2% at December 31, 2008.

Macro-economic weakness continues to negatively affect real estate fundamentals globally. Hotel fundamentals worsened in the first quarter of 2009 as compared with the fourth quarter of 2008, particularly related to corporate travel expenditures and the luxury segment. Both rental rates and vacancy trends continued to worsen in the first quarter.

The external shocks to the financial services industry have, and likely will, continue to reshape the competitive landscape. Some of the largest financial institutions have been acquired, required government bailouts or are shedding businesses. The largest brokerage firms have become bank holding companies.

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

Revenues

Revenues primarily consist of management and advisory fees, performance fees and allocations and investment income and other.

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

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income (loss) generated by these investments is recorded as a component of Investment Income (Loss) and Other.

Expenses

Compensation and Benefits Expense. Compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses and (3) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.

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

Non-Controlling Interests in Income of Consolidated Entities

A majority of our investment funds are unconsolidated or we record significant non-controlling interests in income of consolidated entities relating to the ownership interests of the limited partners of the Blackstone Holdings Partnerships and the limited partner interests in our consolidated investment funds. The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as a non-controlling interest in The Blackstone Group L.P.’s consolidated financial statements.

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the United States as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. As a result, our income is not subject to U.S. federal and state income taxes. Generally, the tax liability related to income earned by these entities represents obligations of the individual partners and members. A portion of our income may be subject to the New York City unincorporated business tax and other non-U.S. income taxes applicable to income earned in non-U.S. jurisdictions. In addition, certain of the wholly-owned subsidiaries of The Blackstone Group L.P. and the Blackstone Holdings partnerships are subject to corporate federal, state and local income taxes that are reflected in our consolidated financial statements.

There remains some uncertainty regarding Blackstone’s future taxation levels. In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, the U.S. Congress has recently considered other bills relating to the taxation of investment partnerships. In June 2008, the U.S. House of Representatives passed a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. A similar bill was introduced in the U.S. House of Representatives on April 3, 2009, and the Obama Administration’s budget proposals released on February 26, 2009 include a proposal to tax carried interest as ordinary income. If any such legislation or similar legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

Economic Net Income

Economic Net Income (“ENI”) represents segment net income excluding the impact of income taxes and transaction-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 11. “Segment Reporting” in the “Notes to the Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Net Fee Related Earnings from Operations

Net Fee Related Earnings from Operations, which is a component of Adjusted Cash Flows from Operations, is a supplemental non-GAAP financial measure that reflects our earnings from operations excluding the income related to the performance fees and allocations and income earned from Blackstone’s investments in the Blackstone Funds. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses more than adequately covers all of our operating expenses and generates profitability. See “Liquidity and Capital Resources — Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations. This measure should be considered in addition to, and not as a substitute for, or superior to, financial measures presented in accordance with GAAP.

Adjusted Cash Flows from Operations

Adjusted Cash Flows from Operations, which is derived from our segment reported results, is a supplemental non-GAAP financial measure we use to assess liquidity and amounts available for distribution to owners. Adjusted Cash Flows from Operations is intended to reflect the cash flows attributable to Blackstone without the effects of the consolidation of the Blackstone Funds. The equivalent GAAP measure is Net Cash Provided by (Used in) Operating Activities. See “Liquidity and Capital Resources — Liquidity and Capital Resources” below for our detailed discussion of Adjusted Cash Flows from Operations. This measure should be considered in addition to, and not as a substitute for, or superior to, financial measures presented in accordance with GAAP.

Operating Metrics

The alternative asset management business is a complex business that is primarily based on managing third party capital and does not require substantial capital investment to support rapid growth. However, there also can be volatility associated with its earnings and cash flows. Since our inception, we have developed and used various key operating metrics to assess and monitor the operating performance of our various alternative asset management businesses in order to monitor the effectiveness of our value creating strategies.

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

(2)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds; and

(3)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Interests related to our funds of hedge funds and certain of our credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days depending on the fund and the liquidity profile of the underlying assets.

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

(4)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds; and

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

We manage our business using both financial measures and our key operating metrics since we believe that these metrics measure the productivity of our investment activities.

Condensed Consolidated Results of Operations

Following is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2009 and 2008. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$341,172	$309,409	$31,763	10%
Performance Fees and Allocations	(214,248)	(188,687)	(25,561)	-14%
Investment Income (Loss) and Other	(79,793)	(52,199)	(27,594)	-53%

Total Revenues	47,131	68,523	(21,392)	-31%

Expenses
Compensation and Benefits	812,347	977,147	(164,800)	-17%
Interest	1,399	2,743	(1,344)	-49%
General, Administrative and Other	107,817	95,221	12,596	13%
Fund Expenses	3,012	22,952	(19,940)	-87%

Total Expenses	924,575	1,098,063	(173,488)	-16%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(34,763)	(215,636)	180,873	84%

Income (Loss) Before Provision for Taxes	(912,207)	(1,245,176)	332,969	27%
Provision for Taxes	17,731	8,981	8,750	97%

Net Income (Loss)	(929,938)	(1,254,157)	324,219	26%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,596	(184,194)	186,790	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(41,031)	(14,916)	(26,115)	-175%
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(659,929)	(804,054)	144,125	18%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(231,574)	$(250,993)	$19,419	8%

The following table presents certain operating metrics for the three months ended March 31, 2009 and 2008. For a description of how assets under management is determined, please see “Key Financial Measures and Indicators — Operating Metrics — Assets Under Management.”

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$92,227,566	$92,947,719	$(720,153)	-1%

Assets Under Management
Balance, Beginning of Period	$94,559,217	$102,427,372
Inflows (a)	2,697,936	14,091,882
Outflows (b)	(1,478,085)	(803,872)
Market Appreciation (Depreciation) (c)	(3,233,900)	(2,184,811)

Balance, End of Period	$92,545,168	$113,530,571	$(20,985,403)	-18%

Capital Deployed
Limited Partner Capital Invested	$619,622	$728,710	$(109,088)	-15%

(a)	Inflows represent contributions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds and increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs. For 2008, this also includes the assets under management of GSO at the closing date of the acquisition.
(b)	Outflows represent redemptions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Revenues

Management and Advisory Fees were $341.2 million for the three months ended March 31, 2009, an increase of $31.8 million, or 10%, as compared to $309.4 million for the three months ended March 31, 2008. The change was principally driven by an increase in advisory fees generated by both our restructuring and reorganization advisory services and mergers and acquisitions advisory services businesses.

Performance Fees and Allocations were $(214.2) million for the three months ended March 31, 2009, a decrease of $25.6 million, or 14%, as compared to $(188.7) million for the three months ended March 31, 2008. The change was principally due to depreciation in the fair value of certain investments held in our real estate funds in the first quarter of 2009. The decrease attributable to our real estate funds was partially offset by positive performance fees earned on one of our corporate private equity funds and by favorable investment performance of certain of our credit-oriented funds.

Investment Income (Loss) and Other was $(79.8) million for the three months ended March 31, 2009, as compared to a loss of $(52.2) million, or 53%, for the three months ended March 31, 2008. The change was due to a decrease in the fair value of certain investments held in our real estate funds, partially offset by improved investment performance of our remaining investments in certain of our funds of hedge funds.

Expenses

Expenses were $924.6 million for the three months ended March 31, 2009, a decrease of $173.5 million, or 16%, as compared to $1.1 billion for the three months ended March 31, 2008. The change reflected decreased Compensation and Benefits of $164.8 million, principally resulting from a decline in the amortization of equity-based compensation expense of $176.6 million. Fund Expenses decreased $19.9 million from the first quarter of 2008 due principally to a decrease in interest expenses associated with our then-existing proprietary hedge funds. General, Administrative and Other increased $12.6 million, primarily due to an increase in occupancy costs and incremental amortization expense associated with intangible assets related to our acquisition of GSO in March 2008.

Other Income (Loss)

Other Income (Loss) was $(34.8) million for the three months ended March 31, 2009, an increase of $180.9 million as compared to $(215.6) million for the three months ended March 31, 2008. The change was primarily related to a decrease in unrealized losses associated with our then-existing proprietary hedge funds.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $92.2 billion at March 31, 2009, a decrease of $720.2 million, or 1%, compared with $92.9 billion at March 31, 2008. The decrease was primarily due to a reduction in the fair value of the underlying portfolio investments in our funds of hedge funds and closed-end mutual funds, as well as the liquidation of one of our proprietary hedge funds. These decreases were partially offset by additional capital raised for our funds of hedge funds and European focused real estate fund since March 31, 2008.

Assets Under Management

Assets Under Management were $92.5 billion at March 31, 2009, a decrease of $21.0 billion, or 18%, as compared with $113.5 billion at March 31, 2008. The decrease was primarily related to a net depreciation in the fair value of portfolio investments of $26.8 billion, partially offset by additional capital raised, principally in our funds of hedge funds and European focused real estate fund.

Capital Deployed

Limited Partner Capital Invested was $619.6 million for the three months ended March 31, 2009, a decrease of $109.1 million, or 15%, as compared to $728.7 million for the three months ended March 31, 2008. The change reflected a decrease in the size and volume of consummated transactions during the first quarter of 2009.

Segment Analysis

Discussed below is our ENI for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. As a result, segment revenues are greater than those presented on a consolidated GAAP basis because fund management fees recognized in certain segments are received from the Blackstone Funds and eliminated in consolidation when presented on a consolidated GAAP basis. Furthermore, segment expenses are lower than related amounts presented on a consolidated GAAP basis due to the exclusion of fund expenses that are paid by Limited Partners and the elimination of non-controlling interests.

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$68,431	$67,336	$1,095	2%
Transaction and Other Fees	13,982	10,837	3,145	29%
Management Fee Offsets	(3,654)	(8,410)	4,756	57%

Total Management Fees	78,759	69,763	8,996	13%
Performance Fees and Allocations	4,818	(163,430)	168,248	N/M
Investment Income (Loss) and Other	(15,136)	(23,050)	7,914	34%

Total Revenues	68,441	(116,717)	185,158	N/M

Expenses
Compensation and Benefits	(5,124)	(80,752)	75,628	94%
Other Operating Expenses	20,453	22,200	(1,747)	-8%

Total Expenses	15,329	(58,552)	73,881	N/M

Economic Net Income (Loss)	$53,112	$(58,165)	$111,277	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$25,461,139	$25,061,921	$399,218	2%

Assets Under Management
Balance, Beginning of Period	$23,933,511	$31,802,951
Inflows, including Commitments	628	58,660
Outflows, including Distributions	(49,786)	(294,621)
Market Appreciation (Depreciation)	(681,404)	(915,967)

Balance, End of Period	$23,202,949	$30,651,023	$(7,448,074)	-24%

Capital Deployed
Limited Partner Capital Invested	$196,140	$340,119	$(143,979)	-42%

Revenues

Revenues were $68.4 million for the three months ended March 31, 2009, an increase of $185.2 million as compared to $(116.7) million for the three months ended March 31, 2008. The increase in Performance Fees and Allocations and Investment Income (Loss) and Other was principally driven by positive performance fees earned on one of our funds and lower net depreciation in the total fair value of the underlying portfolio in the first quarter of 2009. The net depreciation of the segment’s underlying portfolio investments was approximately (3%) in the first quarter of 2009 compared to approximately (5%) and (20)% in the first and fourth quarters of 2008, respectively, as declines in telecommunications, hospitality and food service portfolio investments were partially offset by increases in energy investments and non-cyclicals. We are entitled to carried interest from an investment fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. Each fund is considered separately in this regard and for a given fund performance fees can never be negative in the aggregate. As a result, despite the negative net depreciation on the segment’s underlying portfolio investments, we recorded positive performance fees for the quarter. The decrease in Management Fee Offsets was due to a decrease in the amortization of fees related to marketing of our funds and reduction of spending on due diligence for potential transactions. Transaction and Other Fees increased $3.1 million, driven by an increase in monitoring fees, partially offset by a reduction in transaction fees.

Expenses

Expenses were $15.3 million for the three months ended March 31, 2009, an increase of $73.9 million compared to $(58.6) million for the three months ended March 31, 2008. The first quarter of 2008 included a $109.5 million reversal of prior period carried interest allocations to certain personnel, resulting from the net depreciation in fair value of certain portfolio investments, compared with a reversal of $40.7 million in the first quarter of 2009, which also reflected a change to our carry compensation plan. As a result, Compensation and Benefits increased $75.6 million principally related to this reduction in compensation reversals. Other Operating Expenses decreased $1.7 million, driven principally by a decrease in professional fees.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.5 billion at March 31, 2009, an increase of $399.2 million, or 2%, compared with $25.1 billion at March 31, 2008. The increase was driven principally by $527.9 million of capital deployed in funds which charge a fee based upon invested capital, partially offset by net depreciation in the fair value of the segments’ underlying portfolio investments of $75.4 million and realizations of $57.1 million.

Assets Under Management

Assets Under Management were $23.2 billion at March 31, 2009, a decrease of $7.4 billion, or 24%, compared with $30.7 billion at March 31, 2008. The decrease was primarily driven by a net depreciation in the fair value of the segment’s underlying portfolio investments of $6.8 billion and $378.0 million of realizations since March 31, 2008.

Capital Deployed

Limited Partner Capital Invested was $196.1 million for the three months ended March 31, 2009, a decrease of $144.0 million, or 42%, as compared to $340.1 million for the three months ended March 31, 2008. The decrease reflects smaller transaction sizes in the first quarter of 2009 as compared to the first quarter of 2008.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$80,198	$66,751	$13,447	20%
Transaction and Other Fees	3,140	11,795	(8,655)	-73%
Management Fee Offsets	(1,193)	(404)	(789)	-195%

Total Management Fees	82,145	78,142	4,003	5%
Performance Fees and Allocations	(228,573)	(30,062)	(198,511)	N/M
Investment Income (Loss) and Other	(65,462)	(176)	(65,286)	N/M

Total Revenues	(211,890)	47,904	(259,794)	N/M

Expenses
Compensation and Benefits	(37,319)	35,688	(73,007)	N/M
Other Operating Expenses	13,280	16,160	(2,880)	-18%

Total Expenses	(24,039)	51,848	(75,887)	N/M

Economic Net Income (Loss)	$(187,851)	$(3,944)	$(183,907)	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$22,867,992	$18,795,343	$4,072,649	22%

Assets Under Management
Balance, Beginning of Period	$24,154,642	$26,128,049
Inflows, including Commitments	8,128	176,973
Outflows, including Distributions	(379,695)	(31,293)
Market Appreciation (Depreciation)	(2,328,980)	4,569

Balance, End of Period	$21,454,095	$26,278,298	$(4,824,203)	-18%

Capital Deployed
Limited Partner Capital Invested	$215,123	$369,202	$(154,079)	-42%

Revenues

Revenues were $(211.9) million for the three months ended March 31, 2009, a decrease of $259.8 million compared to $47.9 million for the three months ended March 31, 2008. The decreases in Performance Fees and Allocations and Investment Income (Loss) and Other were due principally to net depreciation in the fair value of the segment’s underlying portfolio investments of approximately (19%) compared with net depreciation of approximately (1%) and (30)% for the first and fourth quarters of 2008, respectively. The net depreciation in the first quarter of 2009 was primarily the result of a reduction in the fair value of certain investments in our portfolios due to revised operating projections for our portfolio investment companies, particularly in the office and lodging sectors. Office fundamentals, which generally trail the change in the overall economy, continued to deteriorate during the first quarter of 2009. Specifically, the vacancy rate in commercial office space has risen as leasing velocity has slowed. Additionally, the current economic environment continued to exert pressure on the operating results of hospitality assets. Base Management Fees increased $13.4 million, driven by a $4.1 billion increase in Fee Earning Assets Under Management from the first quarter of 2008. The increase in Base Management Fees was partially offset by a decrease in Transaction and Other Fees due to fewer closed fee-earning transactions in the first quarter of 2009.

Expenses

Expenses were $(24.0) million for the three months ended March 31, 2009, a decrease of $75.9 million as compared to $51.8 million for the three months ended March 31, 2008. Compensation and Benefits decreased $73.0 million, principally from the reversal of prior period carried interest allocations to certain personnel of $70.1 million.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $22.9 billion at March 31, 2009, an increase of $4.1 billion, or 22%, compared with $18.8 billion at March 31, 2008. The increase was primarily driven by additional capital raised for our European focused real estate fund since March 31, 2008.

Assets Under Management

Assets Under Management were $21.5 billion at March 31, 2009, a decrease of $4.8 billion, or 18%, compared with $26.3 billion at March 31, 2008. The change was primarily due to net depreciation in the fair value of the segment’s underlying portfolio investments of $9.2 billion, partially offset by $5.5 billion of inflows, principally due to additional capital raised for our European focused real estate fund since March 31, 2008.

Capital Deployed

Limited Partner Capital Invested was $215.1 million for the three months ended March 31, 2009, a decrease of $154.1 million, or 42%, from $369.2 million for the three months ended March 31, 2008. The decrease was due to a reduction in the volume and size of closed transactions in the first quarter of 2009 as compared to the first quarter of 2008.

Marketable Alternative Asset Management

The following table presents our results of operations for our Marketable Alternative Asset Management segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$96,503	$103,187	$(6,684)	-6%
Transaction and Other Fees	443	1,128	(685)	-61%
Management Fee Offsets	(4,213)	—	(4,213)	N/M

Total Management Fees	92,733	104,315	(11,582)	-11%
Performance Fees and Allocations	9,922	5,058	4,864	96%
Investment Income (Loss) and Other	(3,190)	(79,383)	76,193	96%

Total Revenues	99,465	29,990	69,475	N/M

Expenses
Compensation and Benefits	61,134	56,273	4,861	9%
Other Operating Expenses	23,907	18,307	5,600	31%

Total Expenses	85,041	74,580	10,461	14%

Economic Net Income (Loss)	$14,424	$(44,590)	$59,014	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$43,898,435	$49,090,455	$(5,192,020)	-11%

Assets Under Management
Balance, Beginning of Period	$46,471,064	$44,496,372
Inflows, including Commitments	2,689,180	13,856,249
Outflows, including Distributions	(1,048,604)	(477,958)
Market Appreciation (Depreciation)	(223,516)	(1,273,413)

Balance, End of Period	$47,888,124	$56,601,250	$(8,713,126)	-15%

Capital Deployed
Limited Partner Capital Invested	$208,359	19,389	$188,970	N/M

Revenues

Revenues were $99.5 million for the three months ended March 31, 2009, an increase of $69.5 million as compared to $30.0 million for the three months ended March 31, 2008. The decreased loss in Investment Income (Loss) and Other was primarily related to the reduction in total capital invested in our funds of hedge funds, as compared with the first quarter of 2008, as well as the improved performance of our remaining investments in certain of our funds of hedge funds and credit-oriented funds for the first quarter of 2009 as compared to the first quarter of 2008. Additionally, the first quarter of 2008 included an investment loss associated with one of our then-existing proprietary hedge funds. Performance Fees and Allocations increased $4.9 million, principally driven by performance in certain of our credit-oriented funds. Base Management Fees decreased $6.7 million due to a $5.2 billion decrease in Fee-Earning Assets Under Management from the first quarter of 2008, partially offset by an increase associated with our acquisition of GSO in March 2008. The increase in Management Fee Offsets was due to the amortization of fees related to the marketing of certain of our credit-oriented funds.

Expenses

Expenses were $85.0 million for the three months ended March 31, 2009, an increase of $10.5 million, or 14%, as compared to $74.6 million for the three months ended March 31, 2008. The increases in both Compensation and Benefits and Other Operating Expenses were principally due to our acquisition of GSO in March 2008.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $43.9 billion at March 31, 2009, a decrease of $5.2 billion, or 11%, compared to $49.1 billion at March 31, 2008. The decrease was primarily due to a reduction in the fair value of the segment’s underlying portfolio investments of $9.6 billion, primarily in our funds of hedge funds and closed-end mutual funds and the liquidation of one of our proprietary hedge funds in the fourth quarter of 2008. These decreases were partially offset by $12.7 billion of inflows, primarily additional capital raised.

Assets Under Management

Assets Under Management were $47.9 billion at March 31, 2009, a decrease of $8.7 billion, or 15%, compared to $56.6 billion at March 31, 2008. The change from the first quarter of 2008 was driven primarily by a reduction in the fair value of portfolio investments and redemptions, partially offset by capital raised. Assets Under Management were also affected by our decision to close two proprietary single manager hedge funds.

Capital Deployed

Limited Partner Capital Invested was $208.4 million for the three months ended March 31, 2009, an increase of $189.0 million compared to $19.4 million for the three months ended March 31, 2008. The increase principally reflected investments made by certain of our credit-oriented funds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$90,940	$68,563	$22,377	33%
Investment Income and Other	1,045	2,597	(1,552)	-60%

Total Revenues	91,985	71,160	20,825	29%

Expenses
Compensation and Benefits	50,952	46,967	3,985	8%
Other Operating Expenses	13,920	11,061	2,859	26%

Total Expenses	64,872	58,028	6,844	12%

Economic Net Income	$27,113	$13,132	$13,981	106%

Revenues

Revenues were $92.0 million for the three months ended March 31, 2009, an increase of $20.8 million, or 29%, as compared to $71.2 million for the three months ended March 31, 2008. The change was driven by an increase of $34.5 million in fees generated by our restructuring and reorganization advisory services business as continued credit market turmoil and low levels of available liquidity led to increased bankruptcies, debt defaults and debt restructurings. Additionally, fees earned by our corporate and mergers and acquisitions advisory services business increased $8.1 million, or 39%, as clients increasingly looked to us for independent advice in complicated transactions. These increases were partially offset by a decrease of $20.2 million in fees generated by our fund placement business as efforts to raise capital proved challenging in the current economic environment.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $64.9 million for the three months ended March 31, 2009, an increase of $6.8 million, or 12%, as compared to $58.0 million for the three months ended March 31, 2008. Compensation and Benefits increased $4.0 million due to the increase in Advisory Fees, as a portion of compensation is directly related to the profitability of each of the services businesses. Other Operating Expenses increased $2.9 million, principally due to costs associated with the expansion of our corporate and mergers and acquisitions advisory services business.

Liquidity and Capital Resources

Liquidity and Capital Resources

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expense each period. As a result, Blackstone requires limited capital resources to support the working capital or operating needs of our businesses. Blackstone draws primarily on the long term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and uses its own realizations and cash flows to invest in growth initiatives or make commitments to its own funds which are typically less than 5% of the assets under management of a fund.

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated. The majority economic ownership interests of these Blackstone Funds are reflected as Non-controlling Interests in Consolidated Entities in the condensed consolidated financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees. For the three months ended March 31, 2009, we had total management and advisory fees and interest income of $347.1 million and total cash expenses of $257.6 million, generating Net Fee Related Earnings from Operations of $89.5 million for the quarter.

Blackstone has multiple sources of liquidity to meet its capital needs, including annual cash flows, accumulated earnings in the businesses, investments in its own liquid funds and access to the committed credit facility described below. At March 31, 2009, we had $776.3 million in cash, $400.1 million invested in liquid Blackstone funds and pending redemptions from our liquid funds of $38.7 million. The Consolidated Statements of Cash Flows reflect the cash flows of the Blackstone operating businesses as well as those of the consolidated Blackstone Funds.

We use Adjusted Cash Flows from Operations as a supplemental non-GAAP measure to assess our cash flows and amounts available for distribution to unitholders. In accordance with GAAP, certain of the Blackstone Funds are consolidated into the consolidated financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minor economic interest in these funds. Consequently, Blackstone’s consolidated financial statements reflect the cash flows of the consolidated Blackstone Funds on a gross basis rather than the cash flows attributable to Blackstone. Adjusted Cash Flows from Operations is therefore intended to reflect the cash flows attributable to Blackstone and is equal to operating activities presented in accordance with GAAP, adjusted for cash flows relating to changes in our operating assets and liabilities, Blackstone Funds’ related investment activity, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interests related to departed partners and non-controlling interests in income of consolidated entities and other non-cash adjustments. Management assesses Adjusted Cash Flows from Operations, which is derived from our segment reported results, by monitoring its key components, defined by management to be (1) Net Fee Related Earnings from Operations, (2) Performance Fees and Allocations net of related profit sharing interests that are included in compensation and (3) Blackstone investment income related to its investments in liquid funds and its net realized investment income on its illiquid investments.

We entered into a new $850 million line of credit, which will be effective on May 11, 2009. As a result of our strong cash and liquidity position, although we received $1.3 billion in commitments, we elected to reduce the line of credit under the renewed facility (“New Credit Facility”) to $850 million. The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 10, 2010. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility is unsecured and unguaranteed.

The following table is a reconciliation of Net Cash Provided by Operating Activities presented on a GAAP basis to Adjusted Cash Flows from Operations:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Net Cash Provided by Operating Activities	$555,882	$115,154
Changes in Operating Assets and Liabilities	(182,718)	(316,363)
Blackstone Funds Related Investment Activities	(273,125)	248,434
Net Realized Gains (Losses) on Investments	(53,190)	(256)
Non-controlling Interests in Income of Consolidated Entities	685,129	793,184
Realized Gains (Losses) — Blackstone Funds	(6,488)	(23,854)

Cash Flows from Operations — Adjustments
Interests Held by Blackstone Holdings Limited Partners (a)	(659,929)	(804,054)
Incremental Cash Tax Effect (b)	9,223	(16,647)

Adjusted Cash Flows from Operations	$74,784	$(4,402)

The following table provides the details of the components of Adjusted Cash Flows from Operations. Adjusted Cash Flows from Operations is the principal factor in determining the amount of distributions to unitholders.

	Three Months Ended March 31,
	2009	2008
Fee Related Earnings
Total Management and Advisory Fees (c)	$347,093	$329,587
Total Expenses (d)	257,575	262,026

Net Fee Related Earnings from Operations	89,518	67,561

Performance Fees and Allocations Net of Related Compensation (e)	—	8,286

Blackstone Investment Income (f)
Liquid	(1,702)	(82,911)
Illiquid	(13,032)	2,662

	(14,734)	(80,249)

Adjusted Cash Flows from Operations	$74,784	$(4,402)

(a)	Represents an adjustment to add back net income (loss) allocable to interest holders of Blackstone Holdings Limited Partners after the Reorganization recorded as Non-Controlling Interests.

(b)	Represents the provisions for and/or adjustments to income taxes that were calculated using the same methodology applied in calculating such amounts for the period after the reorganization.
(c)	Comprised of total segment Management and Advisory Fees plus Interest Income.
(d)	Comprised of total segment compensation expense (excluding compensation expense related to Performance Fees and Allocations pursuant to Blackstone’s profit sharing plans related to carried interest and incentive fees which are included in (e) below), other operating expenses and Blackstone’s estimate of cash taxes currently due.
(e)	Represents realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(f)	Comprised of Blackstone’s investment income (realized and unrealized) on its liquid investments from its Marketable Alternative Asset Management segment as well as its net realized investment income on its illiquid investments, principally from its Corporate Private Equity and Real Estate Segments and permanent impairment charges on certain illiquid investments.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (4) fund modest capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of March 31, 2009, consisted of the following:

Fund	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP VI	$500,000	$500,000
BCP V	629,356	204,319
BCP IV	150,000	16,416
BCOM	50,000	5,444

Real Estate Funds
BREP VI	750,000	441,703
BREP V	52,545	8,069
BREP International II	26,410	4,886
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	100,000
Real Estate Special Situations	50,000	29,425

Marketable Alternative Asset Management
BMEZZ II	17,692	3,626
BMEZZ	41,000	2,609
Strategic Alliance	50,000	20,928
Blackstone Credit Liquidity Partners	32,244	13,043
Value Recovery	25,000	5,694
GSO Capital Opportunities	1,000	590
GSO Liquidity Partners	601	—
GSO Liquidity Sidecar	250	—
GSO Energizer Sidecar II	2	—
Co-Investment Partners LLC	10,954	5,504

Total	$2,557,054	$1,365,549

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million of the aggregate applicable general partner commitment shown above, respectively. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be sufficient to fund our working capital requirements.

In addition to the cash we received in connection with our IPO, we expect to receive (1) cash generated from operating activities, (2) carried interest and incentive income realizations, and (3) realizations on the carry fund investments that we make. Blackstone’s investment income from our liquid investments (whether or not realized) in our Marketable Alternative Asset Management segment is also included in our Adjusted Cash Flows from Operations. The amounts received from the latter three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

We expect to use our Adjusted Cash Flows from Operations to make cash distributions to our common unitholders in accordance with our distribution policy. As we have previously reported, our current intention is to distribute to our common unitholders substantially all of our net after-tax share of our annual Adjusted Cash Flows from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. As we have previously reported, until December 31, 2009, Blackstone personnel and others who hold Blackstone Holdings partnership units (and who own approximately 75% of all outstanding units, with common unitholders holding the remaining 25%) will not receive any distributions with respect to their Blackstone Holdings partnership units (other than tax distributions in the circumstances specified in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. We do not intend to maintain this priority allocation after December 31, 2009.

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

Public common unitholders will continue to receive a priority distribution ahead of Blackstone personnel and others through 2009, but the amount of those distributions in respect of 2009 will be based on the amount of Adjusted Cash Flows from Operations in 2009 available for distributions and could fall below $1.20.

The Blackstone Group L.P. has declared a quarterly distribution of $0.30 per common unit to record holders of common units at the close of business on May 29, 2009. This distribution will be paid on June 12, 2009. This distribution will total approximately $82 million, which is in excess of Blackstone’s Adjusted Cash Flow from

Operations of approximately $75 million for the three month period ended March 31, 2009. The amount of the distributions to common unitholders payable for the remainder of 2009 will depend on the amount of Blackstone’s Adjusted Cash Flow from Operations for the full year 2009 and other factors.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the first quarter of 2009, we repurchased a combination of 4,411,702 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $27.3 million. As of March 31, 2009, the amount remaining available for repurchases was $342.6 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. At March 31, 2009, we had partners’ equity of $5.2 billion, including $776.3 million in cash, $400.1 million in investments in liquid funds and pending redemptions from our liquid funds of $38.7 million, against limited purpose borrowings of $81.9 million. We do not anticipate approaching significant leverage levels over the foreseeable future since positive cash flows and the net proceeds from the IPO and sale of non-voting common units to the Beijing Wonderful Investments are expected to be our principal source of financing for our businesses. However, our debt-to-equity ratio may increase in the future.

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

Certain of our Marketable Alternative Asset Management entities use leverage within their funds in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. We also use leverage to enhance returns in some of our credit-oriented funds. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Performance Fees and Allocations. Performance fees and allocations represent the preferential allocation of investment gains (“carried interest”) which are a component of our general partner interests in the corporate private equity, real estate and certain of our credit-oriented funds. The firm receives carried interest from a fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We accrue as revenue (and/or adjust previously recorded revenue to reflect) the amount that would be due to us pursuant to the fund agreements at each reporting period end as if the fair value of the investments were realized as of such date, whether or not such amounts have actually been realized. In certain performance fee arrangements related to funds of hedge funds and certain of our credit-oriented funds in our Marketable Alternative Asset Management segment, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account/fund performance to date (whether or not such amounts have actually been realized) versus the performance benchmark stated in the investment management agreement. Each fund is considered separately for purposes of these arrangements. Accordingly, to the extent the amount that would be due to us in respect of a fund at a reporting period end is lower than the amount of performance fees or allocations that we have previously recognized in respect of such fund, we may reflect negative performance fees and allocations as this amount is reversed. However, we would cease to record negative performance fees and allocations with respect to a fund once previously recorded performance fees and allocations for such fund have been fully reversed (as the firm is not required to pay negative performance fees to any fund). We are not obligated to pay guaranteed returns or hurdles and, therefore, cannot have negative performance fees over the life of a fund.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income and Other. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”). These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in marketable alternative asset management funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments.

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

(1)	Employee Compensation and Benefits. Reflects employee compensation and benefits expense paid and payable to our employees, including our senior managing directors.

(2)	Equity-based Compensation. Represents non-cash equity-based compensation expense associated with the issuance of equity-based awards to our senior managing directors, other employees and selected other individuals engaged in some of our businesses. The expense is recognized over the corresponding service period of the underlying grant.

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

Investments, at Fair Value

The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) as well as Securities Sold, Not Yet Purchased at fair value. We have retained the specialized accounting for the Blackstone Funds pursuant to EITF 85-12. Thus, such consolidated funds investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

We have valued our investments, including our carry fund investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Internal factors that are considered are described below. The additional external factors associated with our valuations vary by asset class but are broadly driven by the market considerations discussed at “Business Environment” above.

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

After our adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

Goodwill. We test goodwill for impairment at the operating segment level (the same as our reportable segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next five years and keep the growth rates for years six through twenty flat to the growth rate used in year five. We assume no terminal value for any segment, nor do we apply a control premium. The discounted cash flow analysis assumes no borrowings, but includes an allocation of interest expense for the assumed unused commitment fee on Blackstone’s revolving credit facility, which is allocated to each segment. We next perform a sensitivity analysis using various discount rates and based on this sensitivity analysis, we determine the most appropriate discount rate to utilize in our discounted cash flow analysis, based on current market parameters.

For the 2007 annual impairment test, we utilized the fair value that was prepared in conjunction with the IPO. Given the short passage of time between the IPO date of June 2007 and the annual impairment testing date of October 1, 2007, the fair value did not change significantly and far exceeded the carrying value at such date. In 2008, Blackstone utilized the discounted cash flow model, described above, to approximate the fair value of each of its segments.

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

No impairments were identified as of December 31, 2008. However, a prolonged period of weakness in the Blackstone Funds’ performance or in our ability to earn fee income from management, advisory and incentive fee contracts could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs — qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone Funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under FIN 46(R), we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in corporate private equity, real estate, funds of hedge funds and credit-oriented funds. For additional information about our involvement with VIEs, see Note 4, “Investments — Investment in Variable Interest Entities” in the Notes to the Condensed Consolidated Financial Statements.

In addition to VIEs, in the ordinary course of business certain combined entities of the Blackstone Funds issue various guarantees to counterparties in connection with investments, debt, leasing and other transactions. See Note 10, “Commitments and Contingencies” in Notes to the Condensed Consolidated Financial Statements for a discussion of guarantees.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2009 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	April 1, 2009 to December 31, 2009	2010–2011	2012–2013	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$35,313	$95,949	$88,441	$318,995	$538,698
Purchase Obligations	10,940	8,105	—	—	19,045
Blackstone Operating Entities Loan and Credit Facilities Payable (b)	792	56,449	13,731	7,997	78,969
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (c)	770	1,682	1,066	198	3,716
Blackstone Funds Debt Obligations Payable (d)	1,268	—	1,637	—	2,905
Interest on Blackstone Funds Debt Obligations Payable (e)	35	82	38	—	155
Blackstone Fund Capital Commitments to Investee Funds (f)	28,419	—	—	—	28,419
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreement (g)	—	—	—	778,709	778,709
Blackstone Operating Entities Capital Commitments to Blackstone Funds (h)	1,365,549	—	—	—	1,365,549

Consolidated Contractual Obligations	1,443,086	162,267	104,913	1,105,899	2,816,165
Blackstone Funds Debt Obligations Payable (d)	(1,268)	—	(1,637)	—	(2,905)
Interest on Blackstone Funds Debt Obligations Payable (e)	(35)	(82)	(38)	—	(155)
Blackstone Fund Capital Commitments to Investee Funds (f)	(28,419)	—	—	—	(28,419)

Blackstone Operating Entities Contractual Obligations	$1,413,364	$162,185	$103,238	$1,105,899	$2,784,686

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statement of Financial Condition as of March 31, 2009.
(b)	Represents borrowings for employee term facilities program, a corporate debt investment program and a capital asset facility.
(c)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2009, at spreads to market rates pursuant to the financing agreements, and range from 1.41% to 1.50%.
(d)	These obligations are those of the Blackstone Funds.
(e)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2009, at spreads to market rates pursuant to the financing agreements, and range from 1.75% to 2.56%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by Generally Accepted Accounting Principles, the amount of the obligation included in the Condensed and Consolidated Financial Statements and shown in Note 9 differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $12.0 million of letters of credit outstanding to provide collateral support related to a credit facility at March 31, 2009.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At March 31, 2009, such guarantees amounted to $4.2 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our condensed consolidated financial statements as of March 31, 2009.

Clawback Obligations

At March 31, 2009, none of the general partners of our corporate private equity, real estate or credit-oriented funds had an actual cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner has reflected a potential clawback obligation to the limited partners of some of our carry funds due to changes in the unrealized value of a fund’s remaining investments where the fund’s general partner has previously received carried interest distributions with respect to such fund’s realized investments; however, the payment of a potential clawback obligation for the benefit of the fund’s limited partners is not due until the end of the life of the respective fund following the “wind-up” period, except in the case of our real estate funds, which have a provision for interim clawback when losses have been realized and have not been recouped within one year of the loss. The terms of our various funds for which there is currently a pending clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points beginning towards the end of 2012 and extending through 2018, recognizing that under given circumstances further extensions of such terms may be implemented. Since the inception of the funds, the general partners have not been required to make a cash clawback payment. We do not currently forecast any material clawback liabilities and, if at all would be several years away. For further information on cash clawback payments, see the Contingent Repayment Guarantee section of Note 9 to the Condensed Consolidated Financial Statements. In the normal course of business, we enter into various commitments. For detailed information regarding these commitments, see Note 10 to the Condensed Consolidated Financial Statements.

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

•

In our capacity as advisor to certain of our marketable alternative asset management funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flows analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (1) third parties’ capital commitments to a Blackstone Fund, (2) third parties’ capital invested in a Blackstone Fund or (3) the net asset value, or NAV, of a Blackstone Fund, as described in our condensed consolidated financial statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2009, approximately 27% of our fund management fees were based on the NAV of the applicable funds. For the three months ended March 31, 2008 and after considering the effect of the deconsolidation of certain funds of hedge funds on July 1, 2007, approximately 34% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of March 31, 2009, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $33.0 million on an annual basis, (2) performance fees and allocations would decrease by $94.5 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $119.8 million. Based on the fair value as of March 31, 2008, we estimated that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $44.9 million on an annual basis, (2) performance fees and allocations would decrease by $384.3 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $228.7 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within

SFAS No. 157, are: Corporate Private Equity $16.7 billion (96% Level III), Real Estate $9.1 billion (99% Level III), and Marketable Alternative Asset Management $32.1 billion (88% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part II, Item 1A. Risk Factors” below. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2009, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (1) management fees would decrease by $7.9 million on an annual basis, (2) performance fees and allocations would decrease by $29.1 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $16.5 million.

As of March 31, 2008, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (1) management fees would decrease by $8.0 million on an annual basis, (2) performance fees and allocations would decrease by $81.8 million, after allocations to non-controlling interest holders and (3) investment income would decrease by $22.2 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2009, we estimate that interest expense relating to variable rate debt obligations payable would increase by $0.8 million on an annual basis, in the event interest rates were to increase by one percentage point.

Based on our debt obligations payable as of March 31, 2008, we estimated that interest expense relating to variable rate debt obligations payable would increase by $4.5 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our annual report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our condensed consolidated financial statements.

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

In May 2007, Aladdin Solutions, Inc. (“Aladdin”), an acquisition vehicle set up by Blackstone Capital Partners V (“BCP”), entered into a merger agreement with Alliance Data Systems Corporation (“ADS”) providing for BCP’s acquisition of ADS (the “Merger Agreement”). Among the preconditions to the closing of this transaction was receipt of the required approval by the Office of the Comptroller of the Currency (the “OCC”) of the change in control of an important subsidiary of ADS, a credit card bank (the “Bank”). The Merger Agreement obligated Aladdin to use its “reasonable best efforts” to obtain OCC approval. Aladdin made extensive efforts to secure that approval, but as a condition to providing its approval, the OCC insisted on various demands that in BCP’s opinion would be materially harmful to BCP’s investment in ADS. Therefore, in April, 2008 Aladdin exercised its right to terminate the Merger Agreement due to the failure to obtain the required OCC approval. ADS filed an action against BCP claiming that Aladdin failed to use its reasonable best efforts to obtain OCC approval and therefore breached the provisions of the Merger Agreement and is seeking to collect a $170 million business interruption fee which was payable to ADS by Aladdin (and guaranteed by BCP) if Aladdin breaches its obligations under the Merger Agreement. (Under the terms of BCP’s limited partnership agreement, Blackstone would ultimately bear approximately 50% of any payment made in respect of such business interruption fee.) In January 2009 a Delaware Chancery Court judge granted Blackstone’s motion to dismiss ADS’s complaint in its entirety. ADS is appealing that decision to the Supreme Court of Delaware.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flows and adversely affect our financial condition” in our annual report on Form 10-K for the year ended December 31, 2008.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The New York State Attorney General recently launched an investigation into possible illegal conduct by some placement agents that assisted certain alternative investment funds who were retained to manage investments for New York State’s pension funds. In respect of this investigation, the State of New York recently banned the use of all placement agents, lobbyists and other paid intermediaries in making investments by the state’s pension funds. The Illinois legislature adopted a similar measure and other government officials are considering similar actions. Our fund placement business, Park Hill Group, provides extensive and needed services to its client alternative investment funds in connection with their marketing of investments in their funds to pension funds and other investors, in contrast to the placement agents that are being investigated by the New York Attorney General for illegal conduct. But if other states were to impose similar bans on their pension funds dealing with all placement agents as New York State and Illinois have done (as opposed to distinguishing between placement agents such as Park Hill that provide extensive services to its alternative investment fund clients and do not engage in any inappropriate conduct of any kind, and agents of the type found by the New York Attorney General to have engaged in illegal conduct), Park Hill’s business would be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

The following table below sets forth information regarding repurchases of our common units during the quarter ended March 31, 2009.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Millions)
Jan. 1 — Jan. 31, 2009	—	$—	—	$369.9
Feb. 1 — Feb. 28, 2009	—	$—	—	$369.9
Mar. 1 — Mar. 31, 2009	4,375,094	$6.17	4,375,094	$342.6

	4,375,094		4,375,094

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2009

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its general partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer