Form 10-Q
period 2009-06-30
Blackstone Group L.P.
filed 2009-08-07
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 31, 2009 was 161,716,032. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 31, 2009 was 109,083,468.

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

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2009	December 31, 2008
Assets
Cash and Cash Equivalents	$784,579	$503,737
Cash Held by Blackstone Funds and Other	70,914	907,324
Investments	2,527,339	2,830,942
Accounts Receivable	245,392	312,067
Due from Brokers	714	48,506
Investment Subscriptions Paid in Advance	—	1,916
Due from Affiliates	361,161	861,434
Intangible Assets, Net	998,500	1,077,526
Goodwill	1,703,602	1,703,602
Other Assets	157,759	169,555
Deferred Tax Assets	848,772	845,578

Total Assets	$7,698,732	$9,262,187

Liabilities and Partners’ Capital
Loans Payable	$78,048	$387,000
Amounts Due to Non-Controlling Interest Holders	180,109	1,103,423
Securities Sold, Not Yet Purchased	310	894
Due to Affiliates	1,305,537	1,285,577
Accrued Compensation and Benefits	321,409	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	163,451	180,259

Total Liabilities	2,048,864	3,370,612

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	454,823	362,462

Partners’ Capital
Partners’ Capital (common units: 275,932,505 issued and outstanding as of June 30, 2009; 273,891,358 issued and 272,998,484 outstanding as of December 31, 2008)	3,351,177	3,509,448
Accumulated Other Comprehensive Income (Loss)	576	(291)
Non-Controlling Interests in Consolidated Entities	73,294	198,197
Non-Controlling Interests in Blackstone Holdings	1,769,998	1,821,759

Total Partners’ Capital	5,195,045	5,529,113

Total Liabilities and Partners’ Capital	$7,698,732	$9,262,187

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Management and Advisory Fees	$340,829	$338,159	$682,001	$647,568
Performance Fees and Allocations	71,171	(13,722)	(143,077)	(202,409)
Investment Income (Loss)	(10,949)	22,766	(93,402)	(38,592)
Interest Income and Other	5,365	6,730	5,808	15,402

Total Revenues	406,416	353,933	451,330	421,969

Expenses
Compensation and Benefits	937,751	1,028,808	1,750,098	2,005,955
Interest	87	5,689	1,486	8,432
General, Administrative and Other	112,276	107,799	217,876	202,533
Fund Expenses	1,592	21,793	4,604	44,745

Total Expenses	1,051,706	1,164,089	1,974,064	2,261,665

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	58,304	189,678	23,541	(25,958)

Income (Loss) Before Provision (Benefit) for Taxes	(586,986)	(620,478)	(1,499,193)	(1,865,654)
Provision (Benefit) for Taxes	10,885	(25,851)	28,616	(16,870)

Net Income (Loss)	(597,871)	(594,627)	(1,527,809)	(1,848,784)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	37,638	131,368	40,234	(52,826)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	3,959	6,942	(37,072)	(7,974)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(475,184)	(576,406)	(1,135,113)	(1,380,460)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(164,284)	$(156,531)	$(395,858)	$(407,524)

Net Loss Attributable to The Blackstone Group L.P.
Per Common Unit — Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.60)	$(0.60)	$(1.44)	$(1.55)

Common Units Not Entitled to Priority Distributions	$(0.90)		$(2.04)

Weighted-Average Common Units Outstanding — Basic and Diluted
Common Units Entitled to Priority Distributions	275,199,027	263,610,181	274,416,111	263,378,650

Common Units Not Entitled to Priority Distributions	385,796	—	1,003,238	—

Revenues Earned from Affiliates
Management and Advisory Fees	$25,181	$24,252	$45,465	$52,659

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	The Blackstone Group L.P. Unitholders			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non-Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$198,197	$1,821,759	$5,529,113	$362,462
Net Loss	—	(395,858)	—	(37,072)	(1,135,113)	(1,568,043)	40,234	$(1,527,809)
Currency Translation Adjustment	—	—	867	—	—	867	—	867
Capital Contributions	—	—	—	33,024	54	33,078	97,874	—
Capital Distributions	—	(82,572)	—	(11,936)	—	(94,508)	(32,965)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	15,438	(15,438)	—	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6,258)	—	—	—	(6,258)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,351	—	—	—	2,351	—	—
Equity-Based Compensation	—	368,416	—	—	1,110,528	1,478,944	—	—
Net Delivery of Vested Common Units	2,497,990	(28,648)	—	—	—	(28,648)	—	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(4,375,094)	(27,008)	—	—	(486)	(27,494)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	4,811,125	11,306	—	—	(11,306)	—	—	—
Certain Partners Allocations of Blackstone Profit Sharing Arrangements	—	—	—	(124,357)	—	(124,357)	—	—
Loss Attributable to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	(12,782)	—

Balance at June 30, 2009	275,932,505	$3,351,177	$576	$73,294	$1,769,998	$5,195,045	$454,823	$(1,526,942)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	The Blackstone Group L.P. Unitholders			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non-Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$515,886	$3,103,288	$7,846,019	$2,438,266
Net Loss	—	(407,524)	—	(7,974)	(1,380,460)	(1,795,958)	(52,826)	$(1,848,784)
Currency Translation Adjustment	—	—	714	1,464	—	2,178	—	2,178
Certain Partners Allocations of Blackstone Profit Sharing Arrangements	—	—	—	(103,195)	—	(103,195)	—	—
Capital Contributions	—	—	—	48,514	—	48,514	191,824	—
Capital Distributions	—	(157,993)	—	(131,417)	(404,310)	(693,720)	(203,648)	—
Consolidation of Partnership	—	—	—	—	—	—	159,624
Acquisition of Consolidated Blackstone Funds	—	—	—	120,874	—	120,874	90,188	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(44,072)	—	—	(35,556)	(79,628)	—	—
Repurchase of Common Units	(10,000)	(195)	—	—	—	(195)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	(666)	—	—	—	(666)	—	—
Adjustment to Pre-IPO Reorganization Purchase Price	—	—	—	—	82,028	82,028	—	—
Equity-Based Compensation	—	400,942	—	—	1,290,796	1,691,738	—	—
Net Delivery of Vested Common Units	4,329,870	(17,228)	—	—	—	(17,228)	—	—

Balance at June 30, 2008	264,146,570	$3,999,764	$1,059	$444,152	$2,655,786	$7,100,761	$2,623,428	$(1,846,606)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2009	2008
Operating Activities
Net Income (Loss)	$(1,527,809)	$(1,848,784)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(84,926)	88,688
Net Realized (Gains) Losses on Investments	91,559	(118,299)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	92,976	55,053
Non-Cash Performance Fees and Allocations	12,271	113,622
Equity-Based Compensation Expense	1,500,566	1,720,268
Intangible Amortization	79,024	74,213
Other Non-Cash Amounts Included in Net Income	12,032	8,947
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	836,410	84,268
Due from Brokers	47,791	153,356
Accounts Receivable	66,762	366,233
Due from Affiliates	500,106	(31,856)
Other Assets	24,668	(9,785)
Accrued Compensation and Benefits	(113,671)	18,288
Accounts Payable, Accrued Expenses and Other Liabilities	(906,952)	(30,226)
Due to Affiliates	(251,064)	(70,010)
Amounts Due to Non-Controlling Interest Holders	—	(51,869)
Cash Acquired from Consolidated Fund	—	3
Blackstone Funds Related:
Investments Purchased	(261,084)	(17,912,140)
Cash Proceeds from Sale of Investments	573,927	17,661,009

Net Cash Provided by Operating Activities	692,586	270,979

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(12,893)	(23,227)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(336,571)
Changes in Restricted Cash	1,399	(8,910)

Net Cash Used in Investing Activities	(11,494)	(368,708)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(45,373)	(726,323)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	99,049	278,462
Distributions to Predecessor Owners	—	(20,917)
Purchase of Interests from Certain Non-Controlling Interest Holders	(6,258)	(79,627)

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2009	2008
Net Settlement of Vested Common Units and Repurchase of Common Units	$(56,142)	$(17,423)
Proceeds from Loans Payable	1,218	458,862
Repayment of Loans Payable	(310,172)	(288,281)
Distributions to Common Unitholders	(82,572)	(157,993)

Net Cash Provided by (Used in) Financing Activities	(400,250)	(553,240)

Net Increase (Decrease) in Cash and Cash Equivalents	280,842	(650,969)
Cash and Cash Equivalents, Beginning of Period	503,737	868,629

Cash and Cash Equivalents, End of Period	$784,579	$217,660

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$1,456	$9,376

Payments for Income Taxes	$27,726	$24,683

Supplemental Disclosure of Non-Cash Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$3,936	$—

Reduction of Due to Limited Partners Account to Fund Sidepocket Investment	$(5)	$—

Contributions Related to Transfers by Affiliated Partners	$5	$—

In-kind Redemption of Capital	$(907)	$—

In-kind Contribution of Capital	$907	$—

Transfer of Interests to Non-Controlling Interest Holders	$15,438	$—

Settlement of Vested Common Units	$135,491	$165,250

Conversion of Blackstone Holdings Units to Common Units	$11,306	$—

Reorganization of the Partnership:
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$(82,028)

Non-Controlling Interests in Consolidated Entities	$—	$82,028

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(15,674)	$4,440

Due to Affiliates	$13,323	$(3,774)

Partners’ Capital	$2,351	$(666)

Acquisition of GSO Capital Partners LP:
Fair Value of Assets Acquired	$—	$1,018,747
Cash Paid for Acquisition	—	(356,972)
Fair Value of Non-Controlling Interests in Consolidated Entities and Liabilities Assumed	—	(381,375)

Acquisition of GSO Capital Partners LP — Units Issued	$—	$280,400

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly traded closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds”, and separate accounts programs. “Carry Funds” refers to the corporate private equity funds and certain of the real estate funds and credit-oriented funds that are managed by Blackstone. Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

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

The Partnership’s interest in Blackstone Holdings, defined below, is within the scope of the Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests for the economic interests of limited partners of the Blackstone Holdings partnerships.

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

Acquisition of GSO Capital Partners LP — On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds and various CLO vehicles. GSO’s results have been included in the Credit and Marketable Alternatives segment, formerly known as Marketable Alternative Asset Management, from the date of acquisition.

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

Corporate private equity, real estate and debt investments — For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values management considers projected operating cash flows and balance sheets, sales of

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of private investments include the discounted cash flow method (using a likely next buyer’s capital structure and not Blackstone’s, or the applicable Blackstone Fund’s existing capital structure) and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and, in some instances, by reference to option pricing models or other similar methods. Corporate private equity and real estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Recent Accounting Developments — The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, in December 2007 and FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies, in April 2009 (collectively “SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Partnership had no such transactions for the six-month period ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The Partnership adopted SFAS No. 160 effective January 1, 2009 and as a result, (a) with respect to the Condensed Consolidated Statements of Financial Condition, the Redeemable Non-Controlling Interests in Consolidated Entities was renamed as such and remained classified as mezzanine equity and the non-redeemable Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Blackstone Holdings have been reclassified as components of Partners’ Capital, (b) with respect to the Condensed Consolidated Statements of Operations, Net Income (Loss) is now presented before non-controlling interests, the Net Income (Loss) attributable to the three categories of non-controlling interests discussed in (a) above are now presented separately, and the Condensed Consolidated Statement of Operations now nets to Net Income (Loss) Attributable to The Blackstone Group L.P., and (c) with respect to the Condensed Consolidated Statement of Changes in Partners’ Capital, roll forward columns have now been added for each component of non-controlling interests discussed in (a) above.

In March 2008, the EITF reached a consensus on Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships (“EITF 07-4”). EITF 07-4 applies to master limited partnerships that make incentive equity distributions. EITF 07-4 is to be applied retrospectively beginning with financial statements issued in the interim periods of fiscal years beginning after December 15, 2008. The Partnership adopted EITF 07-4 on January 1, 2009. The adoption of EITF 07-4 did not have a material impact on the Partnership’s condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP FAS No. 142-3 did not have a material impact on the Partnership’s condensed consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Partnership adopted FSP

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

EITF No. 03-6-1 effective January 1, 2009 and includes unvested participating Blackstone Common Units as a component of Common Units Entitled to Priority Distributions — Basic in the calculation of earnings per common unit for all periods presented, due to their equivalent distribution rights as Blackstone Common Units. The impact of the adoption and retroactive application on 2008 was as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008		Year Ended December 31, 2008
	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption
Net Loss Per Common Unit — Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.60)	$(0.60)	$(1.57)	$(1.55)	$(4.36)	$(4.32)

Common Units Not Entitled to Priority Distributions					$(3.09)	$(3.06)

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measures. FSP FAS No. 157-4 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material impact on the Partnership’s condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1”). FSP FAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS No. 107-1 is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Partnership adopted FSP FAS No. 107-1 effective with the issuance of its June 30, 2009 financial statements. The adoption of FSP FAS No. 107-1 resulted in the inclusion of interim financial statement disclosures which had previously been annual, notably the inclusion in Note 4 of the summarized financial information for the Partnership’s equity method investments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Partnership adopted SFAS No. 165 effective with the issuance of its June 30, 2009 financial statements. The adoption of SFAS No. 165 resulted in the additional required disclosure regarding subsequent events.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis under Interpretation 46(R). SFAS No. 167

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Partnership is currently evaluating the impact of SFAS No. 167 on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 also replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will be limited to disclosure in the condensed consolidated financial statements and the manner in which the Partnership refers to GAAP authoritative literature.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table outlines changes to the carrying amount of Goodwill as of June 30, 2009:

Goodwill
Balance at December 31, 2008	$1,703,602
Impairment	—

Balance at June 30, 2009	$1,703,602

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity – $694,512; Real Estate – $421,739; Credit and Marketable Alternatives – $518,477; and Financial Advisory – $68,874.

Intangible Assets

The following table outlines changes to the carrying amount of Intangible Assets, Net as of June 30, 2009:

Intangible Assets
Contractual Rights	$1,348,370
Accumulated Amortization	(349,870)

Intangible Assets, Net	$998,500

Amortization expense associated with intangible assets was $39.5 million and $40.7 million for the three months ended June 30, 2009 and 2008, respectively, and $79.0 million and $74.2 million for the six months ended June 30, 2009 and 2008, respectively, and is included in General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations. Amortization of intangible assets held at June 30, 2009 is expected to be approximately $158.0 million for the year ended December 31, 2009.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.	INVESTMENTS

Investments

A summary of Investments consists of the following:

	June 30, 2009	December 31, 2008
Investments of Consolidated Blackstone Funds	$1,188,910	$1,556,261
Equity Method Investments	1,080,504	1,063,615
Performance Fees and Allocations	218,579	147,421
Other Investments	39,346	63,645

	$2,527,339	$2,830,942

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $362.7 million and $409.2 million at June 30, 2009 and December 31, 2008, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $1.0 billion and $1.0 billion at June 30, 2009 and December 31, 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
United States and Canada
Investment Funds, principally related to credit and marketable alternative funds
Credit Driven	$346,988	$695,620	29.2%	44.7%
Diversified Investments	348,823	345,033	29.4%	22.2%
Equity	79,573	34,499	6.7%	2.2%
Other	483	648	—	0.1%

Investment Funds Total (Cost: 2009 — $936,318; 2008 — $1,283,697)	775,867	1,075,800	65.3%	69.2%

Equity Securities, principally related to credit and marketable alternatives and corporate private equity funds
Manufacturing	18,862	17,782	1.6%	1.1%
Services	82,154	81,543	7.0%	5.2%
Natural Resources	649	551	0.1%	—
Real Estate Assets	386	1,769	—	0.1%

Equity Securities Total (Cost: 2009 — $111,706; 2008 — $112,739)	102,051	101,645	8.7%	6.4%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate Assets	57,447	103,453	4.8%	6.6%
Services	88,022	98,592	7.4%	6.3%
Manufacturing	30,021	23,599	2.5%	1.5%
Natural Resources	357	317	—	—
Credit Driven	1,156	19,659	0.1%	1.3%

Partnership and LLC Interests Total (Cost: 2009 — $289,878; 2008 — $294,846)	177,003	245,620	14.8%	15.7%

Debt Instruments, principally related to credit and marketable alternatives funds
Manufacturing	4,099	4,251	0.3%	0.3%
Services	5,989	4,093	0.5%	0.3%
Real Estate Assets	577	485	—	—

Debt Instruments Total (Cost: 2009 — $10,233; 2008 — $9,396)	10,665	8,829	0.8%	0.6%

United States and Canada Total (Cost: 2009 — $1,348,135; 2008 — $1,700,678)	1,065,586	1,431,894	89.6%	91.9%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Europe
Equity Securities, principally related to credit and marketable alternatives and corporate private equity funds
Manufacturing	$11,398	$9,105	1.0%	0.6%
Services	27,813	29,635	2.3%	1.9%

Equity Securities Total (Cost: 2009 — $47,137; 2008 — $45,295)	39,211	38,740	3.3%	2.5%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Services	28,648	31,572	2.4%	2.0%
Real Estate Assets	9,251	13,674	0.8%	0.9%

Partnership and LLC Interests Total (Cost: 2009 — $47,481; 2008 — $46,104)	37,899	45,246	3.2%	2.9%
Debt Instruments, principally related to credit and marketable alternatives funds
Manufacturing	308	187	—	—
Services	659	—	0.1%	—

Debt Instruments Total (Cost: 2009 $1,639; 2008 $1,256)	967	187	0.1%	—

Europe Total (Cost: 2009 — $96,257; 2008 — $92,655)	78,077	84,173	6.6%	5.4%

Asia
Equity Securities, principally related to credit and marketable alternatives and corporate private equity funds
Services	6,549	11,201	0.6%	0.8%
Manufacturing	7,309	8,654	0.6%	0.6%
Natural Resources	—	442	—	—
Real Estate Assets	—	368	—	—
Diversified Investments	4,209	—	0.4%	—

Equity Securities Total (Cost: 2009 — $17,522; 2008 — $22,155)	18,067	20,665	1.6%	1.4%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Manufacturing	828	1,184	0.1%	0.1%
Real Estate Assets	704	707	—	—
Services	79	45	—	—

Partnership and LLC Interests Total (Cost: 2009 — $1,833; 2008 — $1,811)	1,611	1,936	0.1%	0.1%

Debt Instruments, principally related to credit and marketable alternatives funds (Cost: 2009 $241; 2008 $256)	166	151	—	—

Asia Total (Cost: 2009 — $19,596; 2008 — $24,222)	19,844	22,752	1.7%	1.5%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Other
Equity Securities, principally related to corporate private equity funds
Natural Resources	$1,422	$1,022	0.1%	0.1%
Services	2,724	2,737	0.2%	0.3%

Equity Securities Total (Cost: 2009 — $2,707; 2008 — $2,606)	4,146	3,759	0.3%	0.4%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Natural Resources	21,166	13,599	1.8%	0.9%
Services	91	84	—	0.1%

Partnership and LLC Interests Total (Cost: 2009 — $7,163; 2008 — $5,063)	21,257	13,683	1.8%	1.0%

Other Total (Cost: 2009 — $9,870; 2008 — $7,669)	25,403	17,442	2.1%	1.2%

Total Investments of Consolidated Blackstone Funds (Cost: 2009 — $1,473,858; 2008 — $1,825,224)	$1,188,910	$1,556,261	100.0%	100.0%

At June 30, 2009 and December 31, 2008, there were no individual investments, including consideration of derivative contracts, with fair values exceeding 5.0% of Blackstone’s net assets. At June 30, 2009 and December 31, 2008, consideration was given as to whether any individual consolidated fund of hedge funds, feeder fund or any other affiliate exceeded 5.0% of Blackstone’s net assets. At December 31, 2008, Blackport Capital Fund Ltd. had a fair value of $594.5 million and was the sole feeder fund investment to exceed the 5.0% threshold.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which were principally held by one of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Asia — Equity Instruments
Natural Resources	$107	$77	34.5%	8.6%
Services	115	611	37.1%	68.3%
Manufacturing	71	—	22.9%	—
Real Estate Assets	—	206	—	23.1%
Diversified Investments	17	—	5.5%	—

Total (Proceeds: 2009 — $236; 2008 — $782)	$310	$894	100.0%	100.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds. Net Gains (Losses) from Fund Investment Activities on the Condensed Consolidated Statements of Operations include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held through the consolidated Blackstone Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized Gains (Losses)	$(44,055)	$42,405	$(104,408)	$19,902
Net Change in Unrealized Gains (Losses)	92,624	106,226	96,877	(130,835)

	$48,569	$148,631	$(7,531)	$(110,933)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to the Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$48,569	$148,631	$(7,531)	$(110,933)
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	(1,945)	1,096	14,872	7,459
Interest and Dividend Income and Other Attributable to Consolidated Blackstone Funds	11,680	39,951	16,200	77,516

Other Income — Net Gains (Losses) from Fund Investment Activities	$58,304	$189,678	$23,541	$(25,958)

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

These VIEs include investments in corporate private equity, real estate, credit-oriented and funds of hedge funds assets. The disclosures under FSP FAS No. 140-4 and FIN 46R-8 are presented on a fully aggregated basis. The investment strategies of Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of incentive fees and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

performance fees and allocations. Accordingly, disaggregation of Blackstone’s involvement with VIEs would not provide more useful information. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. For certain of these funds, Blackstone is determined to be the primary beneficiary and hence consolidates such funds within the condensed consolidated financial statements.

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

For those VIEs in which Blackstone is the sponsor, Blackstone may have an obligation as general partner to provide commitments to such funds. During the three and six months ended June 30, 2009, Blackstone did not provide any support other than its obligated amount.

At June 30, 2009, Blackstone was the primary beneficiary of VIEs whose gross assets were $601.5 million, which is the carrying amount of such financial assets in the condensed consolidated financial statements. Blackstone is also a significant variable interest holder or sponsor in VIEs which are not consolidated, as Blackstone is not the primary beneficiary. At June 30, 2009, assets recognized in the Partnership’s Condensed Consolidated Statements of Financial Condition related to our variable interests in these unconsolidated entities were $79.6 million with no liabilities. Assets consisted of $56.4 million of receivables and $23.1 million of investments. Blackstone’s aggregate maximum exposure to loss was $79.6 million as of June 30, 2009.

Performance Fees and Allocations

Blackstone manages corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership records as revenue (and/or adjusts previously recorded revenue) to reflect the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. In certain performance fee arrangements related to certain funds of hedge funds and credit-oriented funds in the Credit and Marketable Alternatives segment, Blackstone is entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account / fund performance to date versus the performance benchmark stated in the investment management agreement.

Equity Method Investments

Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income (Loss). That amount reflects the fair value gains and losses of the associated funds’ underlying investments since Blackstone retains the specialized investment company accounting of these funds pursuant to EITF 85-12.

A summary of equity method investments follows:

	Equity Held		Equity in Net Income (Loss)
	June 30, 2009	December 31, 2008	Three Months Ended June 30,		Six Months Ended June 30,
			2009	2008	2009	2008
Equity Method Investments	$1,080,504	$1,063,615	$(42,553)	$25,185	$(102,078)	$(29,049)

The summarized financial information of the funds in which the Partnership has an equity method investment, presented before any cross-fund eliminations, is as follows:

	June 30, 2009 and the Six Months Then Ended
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$16,703,320	$7,401,173	$14,142,044	$38,246,537
Other Assets	120,732	548,941	3,069,519	3,739,192

Total Assets	$16,824,052	$7,950,114	$17,211,563	$41,985,729

Liabilities and Partners’ Capital
Debt	$158,909	$127,370	$1,344,688	$1,630,967
Other Liabilities	73,757	253,634	1,766,636	2,094,027

Total Liabilities	232,666	381,004	3,111,324	3,724,994

Partners’ Capital	16,591,386	7,569,110	14,100,239	38,260,735

Total Liabilities and Partners’ Capital	$16,824,052	$7,950,114	$17,211,563	$41,985,729

Statement of Income
Interest Income	$9,840	$4,906	$265,307	$280,053
Other Income	7,380	15,721	27,137	50,238
Interest Expense	(3,070)	(2,935)	(16,536)	(22,541)
Other Expenses	(20,468)	(12,647)	(69,090)	(102,205)
Net Realized and Unrealized Gain (Loss) from Investments	(4,978)	(3,706,723)	1,184,542	(2,527,159)

Net Income (Loss)	$(11,296)	$(3,701,678)	$1,391,360	$(2,321,614)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized Gains (Losses)	$12	$99	$(1,654)	$355
Net Change in Unrealized Gains (Losses)	1,482	(1,695)	1,623	(2,209)

	$1,494	$(1,596)	$(31)	$(1,854)

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation of Blackstone’s investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$59,242	$396	$1,129,272	$1,188,910
Other Investments	23,297	—	16,049	39,346
Securities Sold, Not Yet Purchased	310	—	—	310

	December 31, 2008
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$58,406	$994	$1,496,861	$1,556,261
Other Investments	22,499	—	41,146	63,645
Securities Sold, Not Yet Purchased	894	—	—	894

The following table summarizes the Level III investments by valuation methodology as of June 30, 2009:

Fair Value Based on	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Total Investment Company Holdings
Third-Party Fund Managers	—	—	68%	68%
Specific Valuation Metrics	22%	7%	3%	32%

	22%	7%	71%	100%

The changes in investments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows. The following table does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, Beginning of Period	$1,190,644	$2,274,684	$1,538,007	$2,362,542
Transfer In (Out) of Level III, Net	(2,334)	160,040	(2,386)	160,040
Purchases (Sales), Net	(63,465)	6,703	(372,272)	29,959
Realized Gains (Losses), Net	(93,138)	2,777	(98,360)	9,565
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	113,614	19,011	80,332	(98,891)

Balance, End of Period	$1,145,321	$2,463,215	$1,145,321	$2,463,215

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	LOANS PAYABLE

On May 11, 2009, Blackstone entered into a new committed revolving credit facility for $850 million.

As of June 30, 2009, Blackstone had no outstanding borrowings under its revolving credit facility.

6.	INCOME TAXES

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

Blackstone adopted SFAS No. 160 effective January 1, 2009. As a result of the adoption, Blackstone is required to calculate its effective tax rate on Consolidated Income (Loss) Before Provision for Taxes as opposed to the Net Income (Loss) Attributable to The Blackstone Group L.P. Accordingly, under SFAS No. 160, Blackstone’s effective tax rate was (1.85)% and 4.17% for the three months ended June 30, 2009 and 2008, respectively, and (1.91)% and 0.90% for the six months ended June 30, 2009 and 2008, respectively. Blackstone’s income tax provision was an expense of $10.9 million and a benefit of $25.9 million for the three months ending June 30, 2009 and 2008, respectively, and an expense of $28.6 million and a benefit of $16.9 million for the six months ending June 30, 2009 and 2008, respectively.

Prior to the adoption of SFAS No. 160, after eliminating the effects of non-controlling interests, Blackstone’s effective tax rate would have been (3.53)% for the three months ended June 30, 2009, which is comparable to the 15.62% effective tax rate that was reported for the three months ended June 30, 2008, and (5.14)% for the six months ended June 30, 2009, which is comparable to the 5.72% effective tax rate that was reported for the six months ended June 30, 2008. Blackstone’s corresponding income tax provision would have been an expense of $5.6 million for the three months ended June 30, 2009, which is comparable to the benefit of $29.0 million reported for the three months ended June 30, 2008, and an expense of $19.3 million for the six months ended June 30, 2009, which is comparable to the benefit of $24.7 million reported for the six months ended June 30, 2008.

Blackstone’s effective tax rates for the three and six months ended June 30, 2009 were due to the following: (1) certain wholly-owned subsidiaries were subject to federal, state and local corporate income taxes on income allocated to Blackstone, and certain non-U.S. corporate entities continue to be subject to non-U.S. corporate income tax, and (2) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basic and diluted net loss per common unit for the three and six months ended June 30, 2009 is calculated as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Basic	Diluted	Basic	Diluted
Total Undistributed Loss
Net Loss Allocable to Common Unit Holders	$(164,284)	$(164,284)	$(395,858)	$(395,858)
Less: Distributions to Common Unitholders	(83,371)	(83,371)	(165,517)	(165,517)

Total Undistributed Loss	$(247,655)	$(247,655)	$(561,375)	$(561,375)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(247,308)	$(247,308)	$(559,173)	$(559,173)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(347)	(347)	(2,202)	(2,202)

Total Undistributed Loss	$(247,655)	$(247,655)	$(561,375)	$(561,375)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.90)	$(0.90)	$(2.04)	$(2.04)
Priority Distributions	0.30	0.30	0.60	0.60

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(0.60)	$(0.60)	$(1.44)	$(1.44)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions Undistributed Loss per Common Unit	$(0.90)	$(0.90)	$(2.04)	$(2.04)
Priority Distributions	—	—	—	—

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(0.90)	$(0.90)	$(2.04)	$(2.04)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	275,199,027	275,199,027	274,416,111	274,416,111
Common Units Not Entitled to Priority Distributions	385,796	385,796	1,003,238	1,003,238

Total Weighted-Average Common Units Outstanding	275,584,823	275,584,823	275,419,349	275,419,349

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended June 30, 2009, a weighted-average total of 24,175,810 unvested deferred restricted common units and 823,827,409 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the six months ended June 30, 2009, a weighted-average total of 25,185,306 unvested deferred restricted common units and 827,280,867 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Basic and diluted net loss per common unit for the three and six months ended June 30, 2008 was as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Basic	Diluted	Basic	Diluted
Net Loss Allocable to Common Unit Holders	$(156,531)	$(156,531)	$(407,524)	$(407,524)

Weighted-Average Common Units Outstanding	263,610,181	263,610,181	263,378,650	263,378,650

Net Loss per Common Unit	$(0.60)	$(0.60)	$(1.55)	$(1.55)

For the three months ended June 30, 2008, a weighted-average total of 31,078,615 unvested deferred restricted common units and 836,010,555 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the six months ended June 30, 2008, a weighted-average total of 31,569,772 unvested deferred restricted common units and 833,995,410 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

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

During the six months ended June 30, 2009, Blackstone repurchased a combination of 4,629,866 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $29.6 million. During the three months ended June 30, 2009, Blackstone repurchased 218,164 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.4 million. As of June 30, 2009, the amount remaining available for repurchases was $340.3 million under this program. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $16.6 million.

During the six months ended June 30, 2008, Blackstone repurchased a combination of 8,329,101 vested and unvested Blackstone Holdings Partnership Units as part of the repurchase program. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $89.2 million.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and six months ended June 30, 2009, the Partnership recorded compensation expense of $762.7 million and $1.5 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $4.1 million and $6.5 million, respectively. The Partnership recorded compensation expense of $805.6 million and $1.7 billion in relation to its equity-based awards with corresponding tax benefits of $3.9 million and $9.4 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was $7.7 billion of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 4.5 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units, deferred restricted common units and options were 1,120,027,419 as of June 30, 2009. Total outstanding unvested phantom units were 280,587 as of June 30, 2009.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2009 and a summary of changes during the period January 1, 2009 through June 30, 2009, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2008	354,311,432	$30.89	28,569,608	$25.90	532,794	$26.09
Granted	1,702,463	6.50	41,040	3.62	—	—
Vested	(76,959,442)	30.96	(4,783,742)	28.32	(239,556)	26.78
Exchanged	—	—	(3,322)	5.80	3,322	5.80
Forfeited	(7,563,387)	30.43	(3,371,601)	25.64	(32,581)	26.22

Balance, June 30, 2009	271,491,066	30.74	20,451,983	25.51	263,979	25.23

In March 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased, under the unit repurchase program, both vested and unvested units in conjunction with the modifications. At the date of such modifications, the Partnership recognized total compensation expense of $167.2 million, which was included in the total equity-based compensation expense of $914.7 million for the three months ended March 31, 2008, related to the modifications and cash settlement.

Units Expected to Vest

The following unvested units, as of June 30, 2009, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	254,802,509	4.4
Deferred Restricted Blackstone Common Units and Options	16,697,220	4.6

Total Equity-Based Awards	271,499,729	4.4

Phantom Units	230,486	0.9

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of June 30, 2009 and December 31, 2008, Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30, 2009	December 31, 2008
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	$147,293	$175,268
Amounts Due from Portfolio Companies and Funds	92,257	72,376
Management and Performance Fees Due from Non-Consolidated Funds of Funds	55,424	50,774
Payments Made on Behalf of Non-Consolidated Entities	46,139	58,536
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	11,155	8,130
Investments Redeemed in Non-Consolidated Funds of Funds	8,893	496,350

	$361,161	$861,434

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreement	$720,488	$722,449
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	506,519	260,018
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	48,669	262,737
Distributions Received on Behalf of Non-Consolidated Entities	23,808	22,938
Payments Made by Non-Consolidated Entities	6,053	17,435

	$1,305,537	$1,285,577

Interests of the Founder, Senior Managing Directors and Employees

In addition, the Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of June 30, 2009 and December 31, 2008, the Founder’s, other senior managing directors’ and employees’ investments aggregated $515.5 million and $507.2 million, respectively, and the Founder’s, other senior managing directors’ and employees’ share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $12.4 million and $52.6 million for the three months ended June 30, 2009 and 2008, respectively, and $(21.6) million and $(13.9) million for the six months ended June 30, 2009 and 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.5 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.9 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively. No such loans that were outstanding as of June 30, 2009 were made to any director or executive officer of Blackstone since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap), to the carry funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any.

Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for contingent repayments (“clawback”), which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of June 30, 2009 and December 31, 2008. The actual clawback liability, however, does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund. As of June 30, 2009, such obligations were $506.5 million, of which $220.0 million related to Blackstone Holdings and $286.5 million related to non-controlling interest holders. As of December 31, 2008, such obligations were $260.0 million, of which $109.8 million related to Blackstone Holdings and $150.2 million related to non-controlling interest holders.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $720.5 million over the next 15 years. The present value of these estimated payments totals $146.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. In January 2009 payments totaling $17.0 million were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2007 taxable year.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees — Blackstone had approximately $6.0 million of letters of credit outstanding to provide collateral support related to a credit facility at June 30, 2009.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At June 30, 2009, such guarantees amounted to $14.3 million.

Debt Covenants — Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of June 30, 2009.

Investment Commitments — The Blackstone Funds had signed investment commitments with respect to investments representing commitments of $26.0 million as of June 30, 2009. Included in this is $0.1 million of signed investment commitments for portfolio company acquisitions in the process of closing.

The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.4 billion as of June 30, 2009.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $727.6 million as of June 30, 2009. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

Contingent Obligations (Clawback) — Included within Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations are gains from Blackstone Fund investments. The portion of net gains (losses) attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains (losses) attributable to non-controlling interest holders are net of carried interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest received to date exceeds the amount due to Blackstone based on cumulative results. If, at June 30, 2009, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.4 billion, on an after tax basis where applicable, of which $338.5 million related to

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone Holdings and $1.1 billion related to current and former Blackstone personnel. These amounts are inclusive of the amounts described in Note 9 under Contingent Repayment Guarantee. A portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts and most of the collateralized accounts are not included in the financial statements of the Partnership. At June 30, 2009, $473.4 million was held in such segregated accounts.

Contingent Performance Fees and Allocations — Through June 30, 2009, $7.0 million of performance fees and allocations has been recorded attributable to hedge funds where the measurement period has not ended.

Litigation — From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of June 30, 2009, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

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

•

Credit and Marketable Alternatives — Blackstone’s Credit and Marketable Alternatives segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles, publicly-traded closed-end mutual funds and separate accounts programs. GSO’s results have been included in this segment from the date of acquisition. This segment, formerly known as Marketable Alternative Asset Management, has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in Blackstone’s results of operations.

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises its corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

These business segments are differentiated by their various sources of income, with the Corporate Private Equity, Real Estate and Credit and Marketable Alternatives segments primarily earning their income from management fees and investment returns on assets under management, while the Financial Advisory segment primarily earns its income from fees related to investment banking services and advice and fund placement services.

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income excluding the impact of income taxes and IPO and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. The aggregate of ENI for all segments equals Total Segment ENI. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

The following table presents the financial data for Blackstone’s four segments for the three months ended June 30, 2009 and as of and for the six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$67,740	$81,517	$96,293	$—	$245,550
Advisory Fees	—	—	—	82,503	82,503
Transaction and Other Fees	15,711	2,879	687	—	19,277
Management Fee Offsets	(566)	(486)	(4,365)	—	(5,417)

Total Management and Advisory Fees	82,885	83,910	92,615	82,503	341,913
Performance Fees and Allocations	97,185	(47,370)	22,419	—	72,234
Investment Income (Loss) and Other	18,516	(55,461)	25,375	996	(10,574)

Total Revenues	198,586	(18,921)	140,409	83,499	403,573

Expenses
Compensation and Benefits	54,263	(6,824)*	57,406	54,239	159,084
Other Operating Expenses	20,553	12,978	16,461	21,734	71,726

Total Expenses	74,816	6,154	73,867	75,973	230,810

Economic Net Income (Loss)	$123,770	$(25,075)	$66,542	$7,526	$172,763

*	The credit balance in Compensation and Benefits for the Real Estate segment is primarily the result of a reversal of $47.4 million of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2009 and the Six Months then Ended
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$136,171	$161,715	$192,796	$—	$490,682
Advisory Fees	—	—	—	173,443	173,443
Transaction and Other Fees	29,693	6,019	1,130	—	36,842
Management Fee Offsets	(4,220)	(1,679)	(8,578)	—	(14,477)

Total Management and Advisory Fees	161,644	166,055	185,348	173,443	686,490
Performance Fees and Allocations	102,003	(275,943)	32,341	—	(141,599)
Investment Income (Loss) and Other	3,035	(121,588)	21,923	1,097	(95,533)

Total Revenues	266,682	(231,476)	239,612	174,540	449,358

Expenses
Compensation and Benefits	49,139	(44,143)*	118,540	105,191	228,727
Other Operating Expenses	40,661	25,593	40,106	34,710	141,070

Total Expenses	89,800	(18,550)	158,646	139,901	369,797

Economic Net Income (Loss)	$176,882	$(212,926)	$80,966	$34,639	$79,561

Segment Assets	$2,381,115	$1,436,641	$2,262,340	$752,775	$6,832,871

*	The credit balance in Compensation and Benefits for the Real Estate segment is primarily the result of a reversal of $117.5 million of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets for the three months ended June 30, 2009 and as of and for the six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$403,573	$2,843	(a)	$406,416
Expenses	$230,810	$820,896	(b)	$1,051,706
Other Income	$—	$58,304	(c)	$58,304
Economic Net Income	$172,763	$(759,749	)(d)	$(586,986)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2009 and the Six Months then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$449,358	$1,972	(a)	$451,330
Expenses	$369,797	$1,604,267	(b)	$1,974,064
Other Income	$—	$23,541	(c)	$23,541
Economic Net Income	$79,561	$(1,578,754	)(d)	$(1,499,193)
Total Assets	$6,832,871	$865,861	(e)	$7,698,732

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(3,150)	$(4,752)
Fund Expenses Added in Consolidation	2,491	6,073
Non-Controlling Interests in Income of Consolidated Entities	58,963	22,220

Total Consolidation Adjustments	$58,304	$23,541

(d)	The reconciliation of Economic Net Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Economic Net Income	$172,763	$79,561

Adjustments
Amortization of Intangibles	(39,511)	(79,024)
IPO and Acquisition-Related Charges	(761,834)	(1,502,891)
Income Associated with Non-Controlling Interests in Income of Consolidated Entities	41,596	3,161

Total Adjustments	(759,749)	(1,578,754)

Income (Loss) Before Provision for Taxes	$(586,986)	$(1,499,193)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four segments for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$66,967	$67,977	$127,465	$—	$262,409
Advisory Fees	—	—	—	71,080	71,080
Transaction and Other Fees	19,161	6,854	2,884	—	28,899
Management Fee Offsets	(15,232)	(326)	(16)	—	(15,574)

Total Management and Advisory Fees	70,896	74,505	130,333	71,080	346,814
Performance Fees and Allocations	21,960	(77,133)	45,027	—	(10,146)
Investment Income (Loss) and Other	(489)	(10,837)	49,741	1,382	39,797

Total Revenues	92,367	(13,465)	225,101	72,462	376,465

Expenses
Compensation and Benefits	40,283	32,083	84,162	48,574	205,102
Other Operating Expenses	20,799	13,532	25,014	12,093	71,438

Total Expenses	61,082	45,615	109,176	60,667	276,540

Economic Net Income (Loss)	$31,285	$(59,080)	$115,925	$11,795	$99,925

	Six Months Ended June 30, 2008
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$134,303	$134,728	$230,652	$—	$499,683
Advisory Fees	—	—	—	139,643	139,643
Transaction and Other Fees	29,998	18,649	4,012	—	52,659
Management Fee Offsets	(23,642)	(730)	(16)	—	(24,388)

Total Management and Advisory Fees	140,659	152,647	234,648	139,643	667,597
Performance Fees and Allocations	(141,470)	(107,195)	50,085	—	(198,580)
Investment Income (Loss) and Other	(23,565)	(11,411)	(29,661)	3,935	(60,702)

Total Revenues	(24,376)	34,041	255,072	143,578	408,315

Expenses
Compensation and Benefits	(40,469)*	67,771	140,435	95,541	263,278
Other Operating Expenses	42,973	29,294	43,302	23,110	138,679

Total Expenses	2,504	97,065	183,737	118,651	401,957

Economic Net Income (Loss)	$(26,880)	$(63,024)	$71,335	$24,927	$6,358

*	The credit balance in Compensation and Benefits for the Corporate Private Equity segment is primarily the result of a reversal of $101.6 million of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$376,465	$(22,532	)(a)	$353,933
Expenses	$276,540	$887,549	(b)	$1,164,089
Other Income	$—	$189,678	(c)	$189,678
Economic Net Income	$99,925	$(720,403	)(d)	$(620,478)

	Six Months Ended June 30, 2008
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$408,315	$13,654	(a)	$421,969
Expenses	$401,957	$1,859,708	(b)	$2,261,665
Other Income	$—	$(25,958	)(c)	$(25,958)
Economic Net Income	$6,358	$(1,872,012	)(d)	$(1,865,654)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$21,582	$(17,738)
Fund Expenses Added in Consolidation	24,108	46,902
Non-Controlling Interests in Income of Consolidated Entities	143,988	(55,122)

Total Consolidation Adjustments	$189,678	$(25,958)

(d)	The reconciliation of Economic Net Income to Income Before Benefit for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Economic Net Income	$99,925	$6,358

Adjustments
Amortization of Intangibles	(40,685)	(74,213)
IPO and Acquisition-Related Charges	(818,026)	(1,736,997)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	138,308	(60,802)

Total Adjustments	(720,403)	(1,872,012)

Income (Loss) Before Benefit for Taxes	$(620,478)	$(1,865,654)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	SUBSEQUENT EVENTS

There have been no subsequent events through August 7, 2009, the date that Blackstone’s condensed consolidated financial statements were available to be issued, that require recognition or disclosure in such condensed consolidated financial statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2009
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$784,579	$—	$—	$784,579
Cash Held by Blackstone Funds and Other	51,211	19,703	—	70,914
Investments	1,686,273	1,050,874	(209,808)	2,527,339
Accounts Receivable	241,771	3,621	—	245,392
Due from Brokers	—	714	—	714
Due from Affiliates	360,877	15,915	(15,631)	361,161
Intangible Assets, Net	998,500	—	—	998,500
Goodwill	1,703,602	—	—	1,703,602
Other Assets	157,286	532	(59)	157,759
Deferred Tax Assets	848,772	—	—	848,772

Total Assets	$6,832,871	$1,091,359	$(225,498)	$7,698,732

Liabilities and Partners’ Capital
Loans Payable	$78,048	$—	$—	$78,048
Amounts Due to Non-Controlling Interest Holders	59,459	120,650	—	180,109
Securities Sold, Not Yet Purchased	—	310	—	310
Due to Affiliates	1,297,215	23,953	(15,631)	1,305,537
Accrued Compensation and Benefits	319,260	2,149	—	321,409
Accounts Payable, Accrued Expenses and Other Liabilities	158,287	5,223	(59)	163,451

Total Liabilities	1,912,269	152,285	(15,690)	2,048,864

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	454,823	454,823

Partners’ Capital
Partners’ Capital	3,351,177	664,631	(664,631)	3,351,177
Accumulated Other Comprehensive Income	576	—	—	576
Non-Controlling Interests in Consolidated Entities	(201,149)	274,443	—	73,294
Non-Controlling Interests in Blackstone Holdings	1,769,998	—	—	1,769,998

Total Partners’ Capital	4,920,602	939,074	(664,631)	5,195,045

Total Liabilities and Partners’ Capital	$6,832,871	$1,091,359	$(225,498)	$7,698,732

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition—(Continued)

(Dollars in Thousands)

	December 31, 2008
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$503,737	$—	$—	$503,737
Cash Held by Blackstone Funds and Other	57,536	849,788	—	907,324
Investments	1,650,071	1,385,132	(204,261)	2,830,942
Accounts Receivable	309,201	2,866	—	312,067
Due from Brokers	—	48,506	—	48,506
Investment Subscriptions Paid in Advance	6,697	—	(4,781)	1,916
Due from Affiliates	1,057,362	216	(196,144)	861,434
Intangible Assets, Net	1,077,526	—	—	1,077,526
Goodwill	1,703,602	—	—	1,703,602
Other Assets	169,333	222	—	169,555
Deferred Tax Assets	845,578	—	—	845,578

Total Assets	$7,380,643	$2,286,730	$(405,186)	$9,262,187

Liabilities and Partners’ Capital
Loans Payable	$387,000	$—	$—	$387,000
Amounts Due to Non-Controlling Interest Holders	105,942	1,009,780	(12,299)	1,103,423
Securities Sold, Not Yet Purchased	—	894	—	894
Due to Affiliates	1,064,980	362,526	(141,929)	1,285,577
Accrued Compensation and Benefits	410,593	2,866	—	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	176,418	112,699	(108,858)	180,259

Total Liabilities	2,144,933	1,488,765	(263,086)	3,370,612

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	362,462	362,462

Partners’ Capital
Partners’ Capital	3,509,448	504,562	(504,562)	3,509,448
Accumulated Other Comprehensive Income (Loss)	(291)	—	—	(291)
Non-Controlling Interests in Consolidated Entities	(95,206)	293,403	—	198,197
Non-Controlling Interests in Blackstone Holdings	1,821,759	—	—	1,821,759

Total Partners’ Capital	5,235,710	797,965	(504,562)	5,529,113

Total Liabilities and Partners’ Capital	$7,380,643	$2,286,730	$(405,186)	$9,262,187

(a)	The consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Kailix Fund L.P.*

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

BTD CP Holdings, LP**

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

GSO Co-Investment Partners LLC**

The Asia Opportunities Fund L.P.

Corporate private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine fund side-by-side investment vehicles

*	Consolidated as of December 31, 2008 only.
**	Consolidated as of June 30, 2009 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

On March 3, 2008, we acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various credit-oriented funds, separately managed accounts and collateralized loan obligation (“CLO”) vehicles. GSO’s results are included in our Credit and Marketable Alternatives segment from the date of acquisition.

Our Business

Blackstone is one of the largest independent alternative asset managers in the world. We also provide a range of financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

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

•

Real Estate. We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, two internationally focused real estate funds, a European focused real estate fund and a number of debt-focused real estate funds. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. In addition, our debt-focused funds target real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Credit and Marketable Alternatives. Established in 1990, our credit and marketable alternatives segment is comprised of our management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. These products are intended to provide investors with consistent distributions of current income. In addition, we provide investment advice to institutional investors in dedicated accounts (i.e., separately managed accounts). This segment, formerly known as Marketable Alternative Asset Management, has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in reporting our results of operations.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive an allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and resultant investment income generated by the Blackstone Funds over a fund’s investment cycle, principally corporate private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the stock market, fundamentals of the portfolio company, the portfolio company’s industry, the overall economy, as well as other market conditions.

Business Environment

Global equity and debt markets recovered much of their previous losses in the second quarter of 2009, while the macro-economic backdrop remained challenged. In the United States and Europe, equities markets rose for the first time since the second quarter of 2007, after U.S. markets reached a 12-year low and European markets reached a 6-year low in March 2009. Emerging markets across Asia and Latin America rose even more quickly and ended the second quarter of 2009 35-75% higher than year-end 2008 levels.

High yield credit spreads tightened sharply to 978 basis points over Treasury securities at the end of June 2009, compared with credit spreads of 1,700 basis points over Treasury securities at year-end 2008. Despite this dramatic tightening, spreads remain well above historic averages and credit trends continue to be weak across both consumer and commercial asset classes. Investors returned to investing in high yield debt and issuance increased. Notwithstanding the meaningful rally in credit, bank lenders have not increased their appetite to make long-term capital commitments. Therefore, the volume of new leveraged transactions remains low given the overall global economic weakness and lack of financing.

Commercial real estate trends in the U.S. and Europe worsened in the second quarter of 2009, with lower occupancy and pricing trends. Global hospitality trends also declined, including revenue per available room (“RevPAR”), an important industry metric.

Commodities prices continued their upward climb. Crude oil ended the second quarter of 2009 at $70 per barrel, 41% higher than at the end of March 2009 and 57% higher than at year-end 2008. The dollar generally weakened against most currencies in the quarter, reversing the gains of the first quarter. In the second quarter of 2009, the dollar declined approximately 6% against the Euro, 13% against the Pound Sterling and 3% against the Japanese Yen.

Global economies appear to be benefiting from substantial government stimulus. Though economic trends in developed nations were negative in the second quarter of 2009, the rate of decline has slowed. Emerging nations, such as China and India, continue to have favorable growth trends. The consumer price index (CPI) increased 0.8% in the second quarter of 2009 on a seasonally adjusted basis and declined 1.4% over the preceding twelve month period.

The duration of current economic and market conditions is unknown. Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe, Asia and to a lesser extent elsewhere in the world.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees and allocations and investment income.

Management and Advisory Fees. Management and advisory fees consist of (1) fund management fees and (2) advisory fees.

(1)	Fund Management Fees. Fund management fees are comprised of:

(a)	Base Management Fees. Base management fees are fees charged directly to the fund or fund investors. Base management fees are calculated as follows:

(i)	For carry funds, generally as a percentage of the investment fund’s capital commitment during the investment period and a percentage of invested capital after the investment period;

(ii)	For credit-oriented and real estate funds structured like a hedge fund, generally as a percentage of the fund’s net asset value;

(iii)	For hedge funds, generally as a percentage of assets under management;

(iv)	For CLOs at cost and closed-end mutual funds, generally as a percentage of each fund’s total assets; and

(v)	For separately managed accounts, generally as a percentage of net asset value.

Refer to “Item 1. Business, Incentive Arrangements / Fee Structure” in our 2008 Annual Report on Form 10-K which provides additional information regarding the manner in which Base Management Fees are generated.

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

Performance Fees and Allocations. Performance fees and allocations represent the allocations of profits (“carried interest”) which are a component of our general partner interests in the carry funds. We are entitled to carried interest from an investment carry fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. In certain performance fee arrangements related to funds of hedge funds and some credit-oriented funds in our Credit and Marketable Alternatives segment, we are entitled to receive performance fees and allocations subject to certain net loss carry-forward provisions (known as a “highwater mark”) and, in some cases, when the return on assets under management exceeds certain benchmark returns or other performance targets. In all cases, each fund is considered separately in that regard and for a given fund, performance fees and allocations can never be negative over the life of the fund. For our carry funds, Performance Fees and Allocations are realized when the underlying investment in a fund is profitably realized and the fund’s cumulative investment returns are in excess of a specified rate. For our hedge funds, Performance Fees and Allocations are realized at the end of each fund’s measurement period, as applicable to the performance fee or allocation.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income (loss) generated by these investments is recorded as a component of Investment Income (Loss). Investment Income (Loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as from a dividend or distribution, from an investment in one of our funds which is not consolidated. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income and Other. Interest Income and Other principally includes interest earned from the investing of Blackstone’s available Cash and Cash Equivalents and any foreign exchange transaction amounts.

Expenses

Compensation and Benefits Expense. The bulk of our compensation is performance-related, generally paid as a percentage of revenues or profits. Compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses and (3) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.

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

Other Income

Other Income (Losses) — Net Income from Fund Investment Activities represents amounts attributable to funds that Blackstone includes in its condensed consolidated financial statements with such results allocated to non-controlling interest holders.

Non-Controlling Interests

A majority of our investment funds are unconsolidated or we record significant non-controlling interests in income of consolidated entities relating to the ownership interests of the limited partners of the Blackstone Holdings Partnerships and the limited partner interests in our consolidated investment funds. The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as Non-Controlling Interests in Blackstone Holdings. The limited partner interests of the consolidated Blackstone Funds is presented as Redeemable Non-Controlling Interests in Consolidated Entities in situations where the limited partner has, or will have, the option of redeeming their interests from consolidated Blackstone Fund, which is principally from our funds of hedge funds and certain credit-oriented funds. Limited partners interests in the consolidated Blackstone Funds where the redemption option does not exist, which is principally our carry funds, is recorded as Non-Controlling Interests in Consolidated Entities.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, the U.S. Congress has recently considered other bills relating to the taxation of investment partnerships. Legislation has been introduced into the U.S. Congress this year that is substantially similar to a bill passed by the U.S. House of Representatives in 2008 that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. In addition, the Obama administration proposed in its published revenue proposals for 2010 that the current law regarding the treatment of carried interest be changed to treat such income as income received in connection with the performance of services and subject to ordinary income tax. If any such legislation or similar legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

Economic Net Income

Economic Net Income (“ENI”) represents segment net income excluding the impact of income taxes and IPO and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 11. “Segment Reporting” in the “Notes to the Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Net Fee Related Earnings from Operations

Net Fee Related Earnings from Operations, which is a component of Adjusted Cash Flows from Operations, is a supplemental non-GAAP financial measure that reflects our earnings from operations excluding the income related to the performance fees and allocations and related carry plan costs and income earned from Blackstone’s investments in the Blackstone Funds. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses more than adequately covers all of our operating expenses and generates profitability. Net Fee Related Earnings from Operations equals (i) contractual revenues and interest income, (ii) less compensation expenses, which include amortization of non-IPO and acquisition-related equity-based awards, but exclude amortization of IPO and acquisition-based equity awards, carried interest and incentive fee compensation, (iii) less other operating expenses and (iv) less cash taxes calculated in a manner similar to our ENI provision for income taxes. See “Liquidity and Capital Resources — Liquidity and

Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations. This measure should be considered in addition to, and not as a substitute for, or superior to, financial measures presented in accordance with GAAP.

Blackstone uses Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (“EBITDA-NFRE”) as a measure of segment performance and a useful indicator of our ability to cover our recurring operating expenses. EBITDA-NFRE equals Net Fee Related Earnings from Operations before segment level interest expense, segment level depreciation and amortization and the cash taxes included in Net Fee Related Earnings from Operations.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equal the sum of:

(1)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and as to which we receive fees or a carried interest allocation);

(2)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(3)	the fair value of assets we manage pursuant to separately managed accounts; and

(4)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Interests related to our funds of hedge funds and certain of our credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

(1)	for our carry funds where the investment period has not expired, the amount of capital commitments;

(2)	for our carry funds where the investment period has expired, the remaining amount of invested capital;

(3)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and as to which we receive fees;

(4)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(5)	the fair value of assets we manage pursuant to separately managed accounts; and

(6)	the gross amount of assets of our CLOs at cost.

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

Condensed Consolidated Results of Operations

Following is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$340,829	$338,159	$2,670	1%	$682,001	$647,568	$34,433	5%
Performance Fees and Allocations	71,171	(13,722)	84,893	—	(143,077)	(202,409)	59,332	29%
Investment Income (Loss)	(10,949)	22,766	(33,715)	—	(93,402)	(38,592)	(54,810)	-142%
Interest Income and Other	5,365	6,730	(1,365)	-20%	5,808	15,402	(9,594)	-62%

Total Revenues	406,416	353,933	52,483	15%	451,330	421,969	29,361	7%

Expenses
Compensation and Benefits	937,751	1,028,808	(91,057)	-9%	1,750,098	2,005,955	(255,857)	-13%
Interest	87	5,689	(5,602)	-98%	1,486	8,432	(6,946)	-82%
General, Administrative and Other	112,276	107,799	4,477	4%	217,876	202,533	15,343	8%
Fund Expenses	1,592	21,793	(20,201)	-93%	4,604	44,745	(40,141)	-90%

Total Expenses	1,051,706	1,164,089	(112,383)	-10%	1,974,064	2,261,665	(287,601)	-13%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	58,304	189,678	(131,374)	-69%	23,541	(25,958)	49,499	—

Income (Loss) Before Provision (Benefit) for Taxes	(586,986)	(620,478)	33,492	5%	(1,499,193)	(1,865,654)	366,461	20%
Provision (Benefit) for Taxes	10,885	(25,851)	36,736	—	28,616	(16,870)	45,486	—

Net Income (Loss)	(597,871)	(594,627)	(3,244)	-1%	(1,527,809)	(1,848,784)	320,975	17%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	37,638	131,368	(93,730)	-71%	40,234	(52,826)	93,060	—
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	3,959	6,942	(2,983)	-43%	(37,072)	(7,974)	(29,098)	—
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(475,184)	(576,406)	101,222	18%	(1,135,113)	(1,380,460)	245,347	18%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(164,284)	$(156,531)	$(7,753)	-5%	$(395,858)	$(407,524)	$11,666	3%

The following table presents certain operating metrics for the three and six months ended June 30, 2009 and 2008. For a description of how assets under management is determined, please see “Key Financial Measures and Indicators —Operating Metrics—Assets Under Management.”

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$93,505,402	$99,728,667	$(6,223,265)	-6%	$93,505,402	$99,728,667	$(6,223,265)	-6%

Assets Under Management
Balance, Beginning of Period	$92,545,168	$113,530,571			$94,559,217	$102,427,372
Inflows (a)	1,382,312	7,146,729			4,080,248	21,238,611
Outflows (b)	(2,835,311)	(1,668,911)			(4,313,396)	(2,472,783)
Market Appreciation (Depreciation) (c)	2,376,312	404,644			(857,588)	(1,780,167)

Balance, End of Period	$93,468,481	$119,413,033	$(25,944,552)	-22%	$93,468,481	$119,413,033	$(25,944,552)	-22%

Capital Deployed
Limited Partner Capital Invested	$703,056	$1,794,598	$(1,091,542)	-61%	$1,322,678	$2,523,308	$(1,200,630)	-48%

(a)	Inflows represent contributions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs. For 2008, this also includes the assets under management of GSO at the closing date of the acquisition.
(b)	Outflows represent redemptions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the liquidation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Revenues

Management and Advisory Fees were $340.8 million for the three months ended June 30, 2009, an increase of $2.7 million, or 1%, compared to $338.2 million for the three months ended June 30, 2008. The change was principally driven by increased advisory fees generated by both our restructuring and reorganization advisory services and corporate and mergers and acquisitions advisory services businesses, as well as an increase in management fees in our Real Estate segment. These increases were partially offset by a decline in management fees earned in our Credit and Marketable Alternatives segment, driven primarily by lower Fee Earning Assets Under Management.

Performance Fees and Allocations were $71.2 million for the three months ended June 30, 2009, an increase of $84.9 million compared to $(13.7) million for the three months ended June 30, 2008. The increase was driven principally by positive performance in one of our private equity investment funds and a decrease in the reversal of prior period carried interest allocations to certain personnel in our real estate investment funds. These positive drivers were partially offset by a reduction in performance fees generated by certain of our credit-oriented funds. Additionally, the second quarter of 2008 included performance fees associated with one of our then-existing proprietary single manager hedge funds which was liquidated in the first quarter of 2009.

Investment Income (Loss) was $(10.9) million for the three months ended June 30, 2009, a decrease of $33.7 million compared to $22.8 million for the three months ended June 30, 2008. The change was principally due to a net depreciation in the fair value of the underlying portfolio investments in our real estate investment funds and the reduction in total capital we had invested in our funds of hedge funds compared with the second quarter of 2008. Additionally, the second quarter of 2008 included investment income associated with one of our then-existing proprietary single manager hedge funds. These decreases were partially offset by net appreciation in the fair value of the underlying portfolio investments in our private equity investment funds.

Interest Income and Other was $5.4 million for the three months ended June 30, 2009, a decrease of $1.4 million, or 20%, compared to $6.7 million for the three months ended June 30, 2008. The change primarily reflected decreased interest earned on bank deposits and Treasury securities, partially offset by an increase in foreign exchange gains.

Management and Advisory Fees were $682.0 million for the six months ended June 30, 2009, an increase of $34.4 million, or 5%, compared to $647.6 million for the six months ended June 30, 2008. The change was principally driven by an increase in advisory fees generated by both our restructuring and reorganization advisory services and corporate and mergers and acquisitions advisory services businesses, as well as an increase in management fees in our Corporate Private Equity and Real Estate segments. The increases were partially offset by a decline in management fees earned in our Credit and Marketable Alternatives segment reflecting reduced Fee Earning Assets Under Management.

Performance Fees and Allocations were $(143.1) million for the six months ended June 30, 2009, an increase of $59.3 million, or 29%, compared to $(202.4) million for the six months ended June 30, 2008. The increase was driven principally by positive performance in one of our private equity investment funds. This increase was partially offset by a net depreciation in the fair value of the underlying portfolio investments in our real estate investment funds, as well as a reduction in performance fees generated by certain of our credit-oriented funds. Additionally, the second quarter of 2008 included performance fees associated with one of our then-existing proprietary single manager hedge funds which was liquidated in the first quarter of 2009.

Investment Income (Loss) was $(93.4) million for the six months ended June 30, 2009, a decrease of $54.8 million compared to $(38.6) million for the six months ended June 30, 2008. The change was due principally to net depreciation in the fair value of the underlying portfolio investments in our real estate investment funds. This decrease was partially offset by net appreciation in the fair value of the underlying portfolio investments in our private equity investment funds and improved returns on our investment in our funds of hedge funds and certain of our proprietary single manager hedge funds and credit-oriented funds for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Interest Income and Other was $5.8 million for the six months ended June 30, 2009, a decrease of $9.6 million, or 62%, compared to $15.4 million for the six months ended June 30, 2008. The change primarily reflected decreased interest earned on bank deposits and Treasury securities.

Expenses

Expenses were $1.1 billion for the three months ended June 30, 2009, a decrease of $112.4 million, or 10%, compared to $1.2 billion for the three months ended June 30, 2008. The change reflected decreased Compensation and Benefits of $91.1 million, principally resulting from a decline in amortization of equity-based compensation expense of $42.9 million. Additionally, reversal of prior period carried interest allocations of $28.1 million to certain personnel, principally resulting from a net depreciation in the fair value of certain portfolio investments in our real estate funds, contributed to the overall decrease in Compensation and Benefits. Fund Expenses decreased $20.2 million from the second quarter of 2008 due principally to a decrease in interest expenses associated with our then-existing proprietary hedge funds. General, Administrative and Other were $112.3 million, a slight increase from $107.8 million for the three months ended June 30, 2008.

Expenses were $2.0 billion for the six months ended June 30, 2009, a decrease of $287.6 million, or 13%, compared to $2.3 billion for the six months ended June 30, 2008. The primary driver of the decrease was a reduction in Compensation and Benefits of $255.9 million, principally resulting from a decline in amortization of equity-based compensation expense of $219.5 million, as well as a $132.2 million reversal of prior period carried interest allocations to certain personnel. Partially offsetting these decreases to Compensation and Benefits was an increase in personnel compensation, which is tied to increased Net Fee Related Earnings from Operations. Fund Expenses decreased $40.1 million from the six months ended June 30, 2008, due principally to a decrease in interest expenses associated with our then-existing proprietary hedge funds. General, Administrative and Other increased $15.3 million, primarily due to an increase in occupancy costs, bad debt expenses and incremental amortization expense associated with intangible assets related to our acquisition of GSO in March 2008.

Other Income (Loss)

Other Income was $58.3 million for the three months ended June 30, 2009, a decrease of $131.4 million, or 69%, as compared to $189.7 million for the three months ended June 30, 2008. The change was primarily related to a decrease in unrealized gains associated with our then-existing proprietary hedge fund.

Other Income (Loss) was $23.5 million for the six months ended June 30, 2009, an increase of $49.5 million as compared to a loss of $(26.0) million for the six months ended June 30, 2008. The change was principally driven by an increase in income generated by our Credit and Marketable Alternatives segment, partially offset by an increase in unrealized losses in our real estate funds. The primary drivers of the increase in income from the six months ended June 30, 2008 in our Credit and Marketable Alternatives segment were decreased losses associated with the liquidation of one of our proprietary single manager hedge funds and unrealized gains in certain of our funds of hedge and proprietary hedge funds. These positive drivers were partially offset by a decrease in unrealized gains and interest income associated with one of our then-existing proprietary single manager hedge funds.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $93.5 billion at June 30, 2009, a decrease of $6.2 billion, or 6%, compared to $99.7 billion at June 30, 2008. The decrease was primarily due to a reduction in the fair value of the underlying portfolio investments in our funds of hedge funds and credit-oriented funds, as well as the liquidation of our proprietary single manager hedge funds in the first quarter of 2009. These decreases were partially offset by additional capital raised for our funds of hedge funds, credit-oriented funds and European focused real estate fund since June 30, 2008.

Assets Under Management

Assets Under Management were $93.5 billion at June 30, 2009, a decrease of $25.9 billion, or 22%, compared to $119.4 billion at June 30, 2008, as a result of the factors discussed above.

Capital Deployed

Limited Partner Capital Invested was $703.1 million for the three months ended June 30, 2009, a decrease of $1.1 billion, or 61%, compared to $1.8 billion for the three months ended June 30, 2008. Limited Partner Capital Invested was $1.3 billion for the six months ended June 30, 2009, a decrease of $1.2 billion, or 48%, compared to $2.5 billion for the six months ended June 30, 2008. The change for both periods reflected a decrease in the size and volume of consummated transactions, particularly in our corporate private equity funds and certain of our credit-oriented funds, reflecting fewer attractive investment opportunities during the second quarter and first six months of 2009.

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$67,740	$66,967	$773	1%	$136,171	$134,303	$1,868	1%
Transaction and Other Fees	15,711	19,161	(3,450)	-18%	29,693	29,998	(305)	-1%
Management Fee Offsets	(566)	(15,232)	14,666	96%	(4,220)	(23,642)	19,422	82%

Total Management Fees	82,885	70,896	11,989	17%	161,644	140,659	20,985	15%
Performance Fees and Allocations	97,185	21,960	75,225	—	102,003	(141,470)	243,473	—
Investment Income (Loss) and Other	18,516	(489)	19,005	—	3,035	(23,565)	26,600	—

Total Revenues	198,586	92,367	106,219	115%	266,682	(24,376)	291,058	—

Expenses
Compensation and Benefits	54,263	40,283	13,980	35%	49,139	(40,469)	89,608	—
Other Operating Expenses	20,553	20,799	(246)	-1%	40,661	42,973	(2,312)	-5%

Total Expenses	74,816	61,082	13,734	22%	89,800	2,504	87,296	—

Economic Net Income (Loss)	$123,770	$31,285	$92,485	—	$176,882	$(26,880)	$203,762	—

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$25,244,050	$25,229,438	$14,612	0%	$25,244,050	$25,229,438	$14,612	0%

Assets Under Management
Balance, Beginning of Period	$23,202,949	$30,651,023			$23,933,511	$31,802,951
Inflows, including Commitments	3,451	19,736			4,079	78,396
Outflows, including Distributions	—	(411,799)			(49,786)	(706,420)
Market Appreciation (Depreciation)	659,687	40,380			(21,717)	(875,587)

Balance, End of Period	$23,866,087	$30,299,340	$(6,433,253)	-21%	$23,866,087	$30,299,340	$(6,433,253)	-21%

Capital Deployed
Limited Partner Capital Invested	$338,269	$775,944	$(437,675)	-56%	$534,409	$1,116,063	$(581,654)	-52%

Revenues

Revenues were $198.6 million for the three months ended June 30, 2009, an increase of $106.2 million compared to $92.4 million for the three months ended June 30, 2008. The increase in Performance Fees and Allocations was driven by the positive performance in one of our investments funds. The increase in Investment Income (Loss) and Other was principally driven by net appreciation in the fair value of the segment’s underlying portfolio investments of approximately 3% in the second quarter of 2009. The fair value of the underlying portfolio investments was virtually unchanged in the second quarter of 2008. The net appreciation was driven by increases in the value of certain energy, healthcare, industrial and entertainment and recreation portfolio investments, as well as overall gains on foreign exchange translation, partially offset by decreases in certain media and communications, hospitality and financial services portfolio investments. The decrease in Management Fee Offsets was due primarily to a reduction of spending on due diligence for potential transactions. Transaction and Other Fees decreased $3.5 million, driven by fewer closed fee-earning transactions during the second quarter of 2009.

Revenues were $266.7 million for the six months ended June 30, 2009, an increase of $291.1 million as compared to $(24.4) million for the six months ended June 30, 2008. The increases in both Performance Fees and Allocations and Investment Income (Loss) and Other were principally driven by positive performance in one of our investment funds. Additionally, the fair value of the segment’s underlying portfolio investments was virtually unchanged in the six months ended June 30, 2009 compared to a net depreciation of approximately 5% in the six months ended June 30, 2008. For the six months ended June 30, 2009, increases in the value of certain food and beverage, entertainment and recreation, healthcare and industrial portfolio investments were virtually offset by declines in the value of certain media and communications, hospitality and financial services portfolio investments. Management Fee Offsets decreased as a result of reduced spending on due diligence for potential transactions and decreased amortization of fees related to the organization and marketing of our funds.

Expenses

Expenses were $74.8 million for the three months ended June 30, 2009, an increase of $13.7 million, or 22%, compared to $61.1 million for the three months ended June 30, 2008. Compensation and Benefits increased $14.0 million, primarily due to an increase in personnel compensation related to an increase in Net Fee Related Earnings from Operations for the segment.

Expenses were $89.8 million for the six months ended June 30, 2009, an increase of $87.3 million compared to $2.5 million for the six months ended June 30, 2008. The six months ended June 30, 2008 included a $101.6 million reversal of prior period carried interest allocations to certain personnel, which resulted from the net depreciation in fair value of certain portfolio investments, compared with a reversal of $27.8 million in the six months ended June 30, 2009, which also reflected a change to our carry compensation plan. As a result, Compensation and Benefits increased, principally related to this reduction in compensation reversals. An increase in personnel compensation, due principally to an increase in Net Fee Related Earnings from Operations for the segment, also contributed to the increase in Compensation and Benefits. Other Operating Expenses decreased $2.3 million, driven principally by a decrease in professional fees.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.2 billion at June 30, 2009, relatively flat compared to June 30, 2008. Contributions of $356.4 million in funds which charge a fee based upon invested capital were virtually offset by net depreciation in the fair value of the segment’s underlying portfolio investments of $332.0 million.

Assets Under Management

Assets Under Management were $23.9 billion at June 30, 2009, a decrease of $6.4 billion, or 21%, compared with $30.3 billion at June 30, 2008. The decrease was primarily driven by net depreciation in the fair value of the segment’s underlying portfolio investments of $6.2 billion.

Capital Deployed

Limited Partner Capital Invested was $338.3 million for the three months ended June 30, 2009, a decrease of $437.7 million, or 56%, compared to $775.9 million for the three months ended June 30, 2008. Limited Partner Capital Invested was $534.4 million for the six months ended June 30, 2009, a decrease of $581.7 million, or 52%, compared to $1.1 billion for the six months ended June 30, 2008. These decreases reflect fewer and smaller transactions in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$81,517	$67,977	$13,540	20%	$161,715	$134,728	$26,987	20%
Transaction and Other Fees	2,879	6,854	(3,975)	-58%	6,019	18,649	(12,630)	-68%
Management Fee Offsets	(486)	(326)	(160)	-49%	(1,679)	(730)	(949)	-130%

Total Management Fees	83,910	74,505	9,405	13%	166,055	152,647	13,408	9%
Performance Fees and Allocations	(47,370)	(77,133)	29,763	39%	(275,943)	(107,195)	(168,748)	-157%
Investment Income (Loss) and Other	(55,461)	(10,837)	(44,624)	—	(121,588)	(11,411)	(110,177)	—

Total Revenues	(18,921)	(13,465)	(5,456)	-41%	(231,476)	34,041	(265,517)	—

Expenses
Compensation and Benefits	(6,824)	32,083	(38,907)	—	(44,143)	67,771	(111,914)	—
Other Operating Expenses	12,978	13,532	(554)	-4%	25,593	29,294	(3,701)	-13%

Total Expenses	6,154	45,615	(39,461)	-87%	(18,550)	97,065	(115,615)	—

Economic Net Income (Loss)	$(25,075)	$(59,080)	$34,005	58%	$(212,926)	$(63,024)	$(149,902)	—

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$23,525,181	$21,084,770	$2,440,411	12%	$23,525,181	$21,084,770	$2,440,411	12%

Assets Under Management
Balance, Beginning of Period	$21,454,095	$26,278,298			$24,154,642	$26,128,049
Inflows, including Commitments	308,408	3,266,641			316,536	3,443,614
Outflows, including Distributions	(50,628)	—			(430,323)	(31,293)
Market Appreciation (Depreciation)	(1,516,397)	(368,525)			(3,845,377)	(363,956)

Balance, End of Period	$20,195,478	$29,176,414	$(8,980,936)	-31%	$20,195,478	$29,176,414	$(8,980,936)	-31%

Capital Deployed
Limited Partner Capital Invested	$252,687	$209,779	$42,908	20%	$467,810	$578,981	$(111,171)	-19%

Revenues

Revenues were $(18.9) million for the three months ended June 30, 2009, a decrease of $5.5 million, or 41%, compared to $(13.5) million for the three months ended June 30, 2008. The decrease in Investment Income (Loss) and Other was due principally to net depreciation in the fair value of the segment’s underlying portfolio investments of approximately 19% as a result of a reduction in the fair value of certain portfolio investments, reflecting revisions to the operating projections for certain portfolio companies, particularly in the office and lodging sectors. Office fundamentals continued to deteriorate during the second quarter of 2009. Leasing activity accelerated in the second quarter of 2009 compared to the first quarter of 2009, primarily due to a decline in asking rents. However, the leasing activity was still below historical norms and vacancies continued to increase. Additionally, the current economic environment continued to exert pressure on the operating results of both domestic and foreign hospitality assets as evidenced by continued year-over-year declines in revenue per available room (“RevPAR”), an important hospitality industry metric. The negative $47.4 million of Performance Fees and Allocations was principally comprised of the reversal of prior period carried interest allocations to certain personnel, with an offsetting reduction to Compensation and Benefits. Performance Fees and Allocations in the second quarter of 2008 were principally comprised of the reversal of Blackstone’s prior period carried interest allocations of $74.1 million. Base Management Fees increased $13.5 million, driven by a $2.4 billion increase in Fee Earning Assets Under Management from the second quarter of 2008.

Revenues were $(231.5) million for the six months ended June 30, 2009, a decrease of $265.5 million compared to $34.0 million for the six months ended June 30, 2008. The decreases in both Performance Fees and Allocations and Investment Income (Loss) and Other were due primarily to net depreciation in the fair value of the segment’s underlying portfolio investments as a result of a reduction in the fair value of certain portfolio investments due to revised operating projections for our portfolio companies, particularly in the office and lodging sectors. Base Management Fees increased $27.0 million, driven by an increase in Fee Earning Assets Under Management from the six months ended June 30, 2008. Transaction and Other Fees decreased $12.6 million, primarily due to fewer closed fee-earning transactions during the six months ended June 30, 2009.

Expenses

Expenses were $6.2 million for the three months ended June 30, 2009, a decrease of $39.5 million, or 87%, compared to $45.6 million for the three months ended June 30, 2008. Compensation and Benefits decreased $38.9 million, principally from the reversal of prior period carried interest allocations to certain personnel of $47.4 million in the three months ended June 30, 2009, compared with a reversal of $4.6 million in the three months ended June 30, 2008.

Expenses were $(18.6) million for the six months ended June 30, 2009, a decrease of $115.6 million compared to $97.1 million for the six months ended June 30, 2008. Compensation and Benefits decreased $111.9 million, principally from the reversal of prior period carried interest allocations to certain personnel of $117.5 million. Other Operating Expenses decreased $3.7 million, primarily due to a reduction in professional fees.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $23.5 billion at June 30, 2009, an increase of $2.4 billion, or 12%, compared with $21.1 billion at June 30, 2008. The increase was primarily driven by additional capital raised for our European and debt focused real estate funds since June 30, 2008.

Assets Under Management

Assets Under Management were $20.2 billion at June 30, 2009, a decrease of $9.0 billion, or 31%, compared with $29.2 billion at June 30, 2008. The change was primarily due to net depreciation in the fair value of the segment’s underlying portfolio investments of $10.9 billion, partially offset by $2.5 billion of inflows. The inflows were principally due to additional capital raised for our European and debt focused real estate funds since June 30, 2008.

Capital Deployed

Limited Partner Capital Invested was $252.7 million for the three months ended June 30, 2009, an increase of $42.9 million, or 20%, from $209.8 million for the three months ended June 30, 2008. The increase was primarily due to an increase in capital deployed in our debt focused real estate fund in the second quarter of 2009 compared to the second quarter of 2008.

Limited Partner Capital Invested was $467.8 million for the six months ended June 30, 2009, a decrease of $111.2 million, or 19%, from $579.0 million for the six months ended June 30, 2008. The decrease was due to a decline in the volume of closed transactions in our real estate funds, offset by an increase in capital deployed in our debt focused real estate fund.

Credit and Marketable Alternatives

This segment, formerly known as Marketable Alternative Asset Management, has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in reporting our results of operations. The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$96,293	$127,465	$(31,172)	-24%	$192,796	$230,652	$(37,856)	-16%
Transaction and Other Fees	687	2,884	(2,197)	-76%	1,130	4,012	(2,882)	-72%
Management Fee Offsets	(4,365)	(16)	(4,349)	—	(8,578)	(16)	(8,562)	—

Total Management Fees	92,615	130,333	(37,718)	-29%	185,348	234,648	(49,300)	-21%
Performance Fees and Allocations	22,419	45,027	(22,608)	-50%	32,341	50,085	(17,744)	-35%
Investment Income (Loss) and Other	25,375	49,741	(24,366)	-49%	21,923	(29,661)	51,584	—

Total Revenues	140,409	225,101	(84,692)	-38%	239,612	255,072	(15,460)	-6%

Expenses
Compensation and Benefits	57,406	84,162	(26,756)	-32%	118,540	140,435	(21,895)	-16%
Other Operating Expenses	16,461	25,014	(8,553)	-34%	40,106	43,302	(3,196)	-7%

Total Expenses	73,867	109,176	(35,309)	-32%	158,646	183,737	(25,091)	-14%

Economic Net Income	$66,542	$115,925	$(49,383)	-43%	$80,966	$71,335	$9,631	14%

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$44,736,171	$53,414,459	$(8,678,288)	-16%	$44,736,171	$53,414,459	$(8,678,288)	-16%

Assets Under Management
Balance, Beginning of Period	$47,888,124	$56,601,250			$46,471,064	$44,496,372
Inflows, including Commitments	1,070,453	3,860,352			3,759,633	17,716,601
Outflows, including Distributions	(2,784,683)	(1,257,112)			(3,833,287)	(1,735,070)
Market Appreciation (Depreciation)	3,233,022	732,789			3,009,506	(540,624)

Balance, End of Period	$49,406,916	$59,937,279	$(10,530,363)	-18%	$49,406,916	$59,937,279	$(10,530,363)	-18%

Capital Deployed
Limited Partner Capital Invested	$112,100	$808,875	$(696,775)	-86%	$320,459	$828,264	$(507,805)	-61%

Revenues

Revenues were $140.4 million for the three months ended June 30, 2009, a decrease of $84.7 million, or 38%, compared to $225.1 million for the three months ended June 30, 2008. The decrease in Investment Income and Other was primarily related to the reduction in total capital we had invested in our funds of hedge funds compared with the second quarter of 2008. Additionally, the second quarter of 2008 included investment income associated with one of our then-existing proprietary single manager hedge funds. These decreases were offset by the improved returns on certain of our proprietary hedge funds and credit-oriented funds. Performance Fees and Allocations decreased $22.6 million principally due to a decline in performance fees generated by certain of our credit-oriented funds. Additionally, the second quarter of 2008 included performance fees associated with one of our then-existing proprietary single manager hedge funds which was liquidated in the first quarter of 2009. Base Management Fees decreased $31.2 million due to an $8.7 billion decrease in Fee-Earning Assets Under Management from the second quarter of 2008. The increase in Management Fee Offsets was due to the amortization of fees related to the organization and marketing of certain of our credit-oriented funds.

Revenues were $239.6 million for the six months ended June 30, 2009, a decrease of $15.5 million, or 6%, compared to $255.1 million for the six months ended June 30, 2008. Base Management Fees decreased $37.9 million as the six months ended June 30, 2008 included Base Management Fees associated with one of our then-existing proprietary hedge funds. Additionally, an $8.7 billion decrease in Fee-Earning Assets Under Management from the six months ended June 30, 2008 contributed to the decrease in Base Management Fees. The increase in Management Fee Offsets was due to the amortization of fees related to the organization and marketing of certain of our credit-oriented funds. Performance Fees and Allocations decreased $17.7 million due to a decline in performance fees generated by certain of our credit-oriented funds. Additionally, the six months ended June 30, 2008 included performance fees associated with one of our then-existing proprietary hedge funds. The decreases in Total Management Fees and Performance Fees and Allocations were partially offset by an increase in Investment Income (Loss) and Other. The increase in Investment Income (Loss) and Other was primarily related to the improved returns on our investment in our funds of hedge funds and certain of our proprietary hedge funds and credit-oriented funds for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Expenses

Expenses were $73.9 million for the three months ended June 30, 2009, a decrease of $35.3 million, or 32%, compared to $109.2 million for the three months ended June 30, 2008. The decrease in Compensation and Benefits was principally driven by the absence of compensation and benefits associated with the liquidation of our proprietary single manager hedge funds. The decrease in Other Operating Expenses was principally due to a reduction in professional fees and interest expense.

Expenses were $158.6 million for the six months ended June 30, 2009, a decrease of $25.1 million, or 14%, compared to $183.7 million for the six months ended June 30, 2008. The decrease in Compensation and Benefits was principally related to the liquidation of our proprietary single manager hedge funds. The decrease in Other Operating Expenses was principally due to a reduction in professional fees and interest expense, partially offset by an increase in occupancy costs.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $44.7 billion at June 30, 2009, a decrease of $8.7 billion, or 16%, compared to $53.4 billion at June 30, 2008. The decrease was primarily due to a reduction in the fair value of the segment’s underlying portfolio investments of $8.4 billion, most notably in our funds of hedge funds and credit-oriented funds, as well as the liquidation in the first quarter of 2009 of our proprietary single manager hedge funds. Outflows of $9.2 billion were virtually offset by $8.8 billion of inflows for the twelve month period beginning July 1, 2008 and ending June 30, 2009.

Assets Under Management

Assets Under Management were $49.4 billion at June 30, 2009, a decrease of $10.5 billion, or 18%, compared to $59.9 billion at June 30, 2008. The change from the second quarter of 2008 was driven primarily by a reduction in the fair value of portfolio investments of $9.2 billion, principally in our funds of hedge funds and certain credit-oriented funds and redemptions of $11.9 billion, primarily from our funds of hedge funds and credit-oriented funds. The liquidation in the first quarter of 2009 of our proprietary single manager hedge funds also contributed to the decease in Assets Under Management. The $11.9 billion of redemptions were mostly offset by $10.6 billion of capital raised, primarily in our funds of hedge funds and credit-oriented funds.

Capital Deployed

Limited Partner Capital Invested in certain credit-oriented carry funds totaled $112.1 million for the three months ended June 30, 2009, a decrease of $696.8 million compared to $808.9 million for the three months ended June 30, 2008. Limited Partner Capital Invested was $320.5 million for the six months ended June 30, 2009, a decrease of $507.8 million compared to $828.3 million for the six months ended June 30, 2008. The decreases reflected a reduction in investments made by certain of our credit-oriented carry funds due to fewer attractive investment opportunities.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2009 vs. 2008		Six Months Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$82,503	$71,080	$11,423	16%	$173,443	$139,643	$33,800	24%
Investment Income (Loss) and Other	996	1,382	(386)	-28%	1,097	3,935	(2,838)	-72%

Total Revenues	83,499	72,462	11,037	15%	174,540	143,578	30,962	22%

Expenses
Compensation and Benefits	54,239	48,574	5,665	12%	105,191	95,541	9,650	10%
Other Operating Expenses	21,734	12,093	9,641	80%	34,710	23,110	11,600	50%

Total Expenses	75,973	60,667	15,306	25%	139,901	118,651	21,250	18%

Economic Net Income	$7,526	$11,795	$(4,269)	-36%	$34,639	$24,927	$9,712	39%

Revenues

Revenues were $83.5 million for the three months ended June 30, 2009, an increase of $11.0 million, or 15%, compared to $72.5 million for the three months ended June 30, 2008. The change was driven by an increase of $21.3 million in fees generated by our restructuring and reorganization advisory services business as continued credit market turmoil and low levels of available liquidity led to increased bankruptcies, debt defaults and debt restructurings. Additionally, fees earned by our corporate and mergers and acquisitions advisory services business increased $13.0 million as clients increasingly looked to us for independent advice in complicated transactions. These increases were partially offset by a decrease of $22.9 million in fees generated by our fund placement business as efforts to raise capital continued to prove challenging in the current economic environment.

Revenues were $174.5 million for the six months ended June 30, 2009, an increase of $31.0 million, or 22%, compared to $143.6 million for the six months ended June 30, 2008. The change was driven by increases in fees generated by our restructuring and reorganization advisory services business of $55.8 million and our corporate and mergers and acquisitions advisory services business of $21.1 million. These increases were partially offset by a decrease of $43.2 million in fees generated by our fund placement business. Year-over-year changes for each of these service businesses were driven by the same contributing economic factors as for the quarterly activity noted above.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $76.0 million for the three months ended June 30, 2009, an increase of $15.3 million, or 25%, compared to $60.7 million for the three months ended June 30, 2008. Expenses were $139.9 million for the six months ended June 30, 2009, an increase of $21.3 million, or 18%, compared to $118.7 million for the six months ended June 30, 2008. Compensation and Benefits increased $5.7 million and $9.7 million compared to the three and six months ended June 30, 2008, respectively, due to the increase in Advisory Fees, as a portion of compensation is directly related to the profitability of each of the services businesses. Other Operating Expenses increased $9.6 million and $11.6 million over the three and six months ended June 30, 2008, respectively, principally due to increased bad debt expense.

Liquidity and Capital Resources

Liquidity and Capital Resources

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expense each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, which are typically less than 5% of the assets under management of a fund, or pay distributions to unitholders.

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated. The majority economic ownership interests of these Blackstone Funds are reflected as Non-controlling Interests in Consolidated Entities in the condensed consolidated financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees. For the three months ended June 30, 2009, we had total management and advisory fees and interest income of $347.4 million and total expenses of $260.6 million, generating Net Fee Related Earnings from Operations of $86.8 million for the quarter. For the six months ended June 30, 2009, we had total management and advisory fees and interest income of $692.3 million and total expenses of $516.0 million, generating Net Fee Related Earnings from Operations of $176.3 million through June 30, 2009.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own liquid funds and access to our debt capacity, including our $850 million committed credit facility. On May 11, 2009, we entered into a new $850 million line of credit (“New Credit Facility”). The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 10, 2010. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility is unsecured and unguaranteed. At June 30, 2009, we had $784.6 million in cash and $432.6 million invested in liquid Blackstone funds. At June 30, 2009, there were no outstanding borrowings against our New Credit Facility.

We use Adjusted Cash Flows from Operations as a supplemental non-GAAP measure to assess our cash flows and amounts available for distribution to unitholders. In accordance with GAAP, certain of the Blackstone Funds are consolidated into the consolidated financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minor economic interest in these funds. Consequently, Blackstone’s consolidated financial statements reflect the cash flows of the consolidated Blackstone Funds on a gross basis rather than the cash flows attributable to Blackstone. Adjusted Cash Flows from Operations is therefore intended to reflect the cash flows attributable to Blackstone and is equal to operating activities presented in accordance with GAAP, adjusted for cash flows relating to changes in our operating assets and liabilities, Blackstone Funds’ related investment activity, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interests related to departed employees and non-controlling interests in income of consolidated entities and other non-cash adjustments. Management assesses Adjusted Cash Flows from Operations, which is derived from our segment reported results, by monitoring its key components, defined by management to be (1) Net Fee Related Earnings from Operations, (2) Performance Fees and Allocations net of related profit sharing interests that are included in compensation and (3) Blackstone investment income related to its investments in liquid funds and its net realized investment income on its illiquid investments.

The following table is a reconciliation of Net Cash Provided by Operating Activities presented on a GAAP basis to Adjusted Cash Flows from Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Net Cash Provided by Operating Activities	$136,704	$155,825	$692,586	$270,979
Changes in Operating Assets and Liabilities	(21,332)	(112,039)	(204,050)	(428,402)
Blackstone Funds Related Investment Activities	(39,718)	2,697	(312,843)	251,131
Net Realized Gains (Losses) on Investments	(38,369)	118,555	(91,559)	118,299
Non-controlling Interests in Income of Consolidated Entities	531,748	559,388	1,216,877	1,352,572
Realized Gains (Losses) — Blackstone Funds	3,029	44,089	(3,459)	20,235

Cash Flows from Operations — Adjustments
Interests Held by Blackstone Holdings Limited Partners (a)	(475,184)	(576,406)	(1,135,113)	(1,380,460)
Incremental Cash Tax Effect (b)	5,418	(30,584)	14,641	(47,231)

Adjusted Cash Flows from Operations	$102,296	$161,525	$177,080	$157,123

The following table provides the details of the components of Adjusted Cash Flows from Operations. Adjusted Cash Flows from Operations is the principal factor in determining the amount of distributions to unitholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Fee Related Earnings
Total Management and Advisory Fees (c)	$347,399	$350,655	$692,278	$679,755
Total Expenses (d)	260,609	260,212	515,970	521,751

Net Fee Related Earnings from Operations	86,790	90,443	176,308	158,004

Performance Fees and Allocations Net of Related Compensation (e)	474	15,054	474	23,340

Blackstone Investment Income (f)
Liquid	16,949	46,017	15,247	(36,894)
Illiquid	(1,917)	10,011	(14,949)	12,673

	15,032	56,028	298	(24,221)

Adjusted Cash Flows from Operations	$102,296	$161,525	$177,080	$157,123

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (g)	$97,463	$103,638	$202,309	$203,561

(a)	Represents an adjustment to add back net income (loss) allocable to interest holders of Blackstone Holdings Limited Partners after the Reorganization recorded as Non-Controlling Interests.
(b)	Represents the provisions for and/or adjustments to income taxes that were calculated using the same methodology applied in calculating such amounts for the period after the reorganization.
(c)	Comprised of total segment Management and Advisory Fees plus Interest Income.
(d)	Comprised of total segment compensation expense (excluding compensation expense related to Performance Fees and Allocations pursuant to Blackstone’s profit sharing plans related to carried interest and incentive fees which are included in (e) below), other operating expenses and Blackstone’s estimate of cash taxes currently due.
(e)	Represents realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(f)	Comprised of Blackstone’s investment income (realized and unrealized) from its liquid investments in its Credit and Marketable Alternatives segment as well as its net realized investment income from its illiquid investments, principally in its Corporate Private Equity and Real Estate Segments and permanent impairment charges on certain illiquid investments.
(g)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Adjusted Cash Flows from Operations reconciliation presented above, which is included in (b), and segment interest and segment depreciation and amortization. The cash taxes payable component of (b) was $5.5 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively, and $14.0 million and $30.4 million for the six months ended June 30, 2009 and 2008, respectively. Interest and depreciation and amortization was $5.2 million and $8.5 million for the three months ended June 30, 2009 and 2008, respectively, and $12.0 million and $15.2 million for the six months ended June 30, 2009 and 2008, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (4) fund modest capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of June 30, 2009, consisted of the following:

Fund	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Corporate Private Equity and Related Funds
BCP VI	$500,000	$500,000
BCP V	629,356	191,484
BCP IV	150,000	16,412
BCOM	50,000	5,444

Real Estate Funds
BREP VI	750,000	439,880
BREP V	52,545	8,057
BREP International II	28,094	4,179
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	100,000
Real Estate Special Situations	50,000	9,781
CMBS Fund	2,837	—

Credit and Marketable Alternatives
BMEZZ II	17,692	2,725
BMEZZ	41,000	2,609
Strategic Alliance	50,000	20,928
Blackstone Credit Liquidity Partners	32,244	9,043
Value Recovery	25,000	5,136
GSO Capital Opportunities	1,000	566
GSO Liquidity Partners	601	—
GSO Liquidity Sidecar	250	—
GSO Energizer Sidecar II	2	—
Co-Investment Partners LLC	10,954	54
GSO Capital Solutions*	39,200	39,200

Total	$2,600,775	$1,358,791

*As	of July 10, 2009.

For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million of the aggregate applicable general partner commitment shown above, respectively. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be sufficient to fund our working capital requirements.

In addition to the cash we received in connection with our IPO, we expect to receive (1) cash generated from operating activities, (2) carried interest and incentive income realizations, and (3) realizations on the carry fund investments that we make. Blackstone’s investment income from our liquid investments (whether or not realized) in our Credit and Marketable Alternatives segment is also included in our Adjusted Cash Flows from Operations. The amounts received from the latter three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

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

As we have previously indicated, our ability to make cash distributions to our unitholders will depend on a number of factors, including among others, general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant.

Public common unitholders will continue to receive a priority distribution ahead of Blackstone personnel and others through 2009, but the amount of those distributions in respect of 2009 will be based on the amount of Adjusted Cash Flows from Operations in 2009 available for distributions. As noted above, our ability to generate sufficient Adjusted Cash Flows from Operations to fund a distribution is dependent upon a number of factors and could fall below levels which would enable us to make a full $1.20 per unit distribution to common unitholders in respect of the 2009 calendar year.

The Blackstone Group L.P. has declared a quarterly distribution of $0.30 per common unit to record holders of common units at the close of business on August 31, 2009. This distribution will be paid on September 11, 2009. This distribution will total approximately $83 million, compared to Blackstone’s Adjusted Cash Flow from Operations of approximately $102 million for the three-month period ended June 30, 2009. The amount of the distributions to common unitholders payable for the remainder of 2009 will depend on the amount of Blackstone’s Adjusted Cash Flow from Operations for the full year 2009 and other factors.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2009, we repurchased a combination of 4,629,866 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $29.6 million. During the three months ended June 30, 2009, Blackstone repurchased 218,164 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.4 million. As of June 30, 2009, the amount remaining available for repurchases was $340.3 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. At June 30, 2009, we had partners’ equity of $5.2 billion, including $784.6 million in cash and $432.6 million in investments in liquid funds, against limited purpose borrowings of $78.0 million.

Our corporate private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

Certain of our Credit and Marketable Alternatives funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

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

For entities that are determined to be variable interest entities (“VIEs”), we consolidate those entities where we absorb a majority of the expected losses or a majority of the expected residual returns, or both, of such entity pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46(R)”). The evaluation of whether a fund is subject to the requirements of FIN 46(R) as a VIE and the determination of whether we should consolidate such a VIE requires management’s judgment. In addition, we consolidate those entities we control through a majority voting interest or otherwise, including those Blackstone Funds in which the general partners are presumed to have control over them pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The provisions under both FIN 46(R) and EITF 04-5 have been applied retrospectively to prior periods. All intercompany transactions and balances have been eliminated.

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

Performance Fees and Allocations. Performance fees and allocations represent the allocation of investment gains (“carried interest”) which are a component of our general partner interests in the corporate private equity, real estate and certain of our credit-oriented funds. Blackstone receives carried interest from a fund in the event investors in the fund achieve cumulative investment returns in excess of a specified rate. We accrue as revenue (and/or adjust previously recorded revenue to reflect) the amount that would be due to us pursuant to the fund agreements at each reporting period end as if the fair value of the investments were realized as of such date, whether or not such amounts have actually been realized. In certain performance fee arrangements related to funds of hedge funds and certain of our credit-oriented funds in our Credit and Marketable Alternatives segment, we are entitled to receive performance fees and allocations subject to certain net loss carry-forward provisions (known as a “highwater mark”) and, in some cases, when the return on assets under management exceeds certain benchmark returns or other performance targets. In such arrangements, performance fees and allocations are accrued monthly or quarterly based on measuring account/fund performance to date (whether or not such amounts have actually been realized) versus the performance benchmark stated in the investment management agreement. Each fund is considered separately for purposes of these arrangements. Accordingly, to the extent the amount that would be due to us in respect of a fund at a reporting period end is lower than the amount of performance fees or allocations that we have previously recognized in respect of such fund, we may reflect negative performance fees and allocations as this amount is reversed. However, we would cease to record negative performance fees and allocations with respect to a fund once previously recorded performance fees and allocations for such fund have been fully reversed (as we are not required to pay negative performance fees to any fund). We are not obligated to pay guaranteed returns or hurdles and, therefore, cannot have negative performance fees over the life of a fund. For our carry funds, Performance Fees and Allocations are recorded as realized when the underlying investment in a fund is profitably realized and the fund’s cumulative investment returns are in excess of a specified rate. For our hedge funds, Performance Fees and Allocations are realized at end of each fund’s measurement period, typically annually, as applicable to the performance fee or allocation.

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”). These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in credit and marketable alternatives funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments. Investment income is realized when we redeem all or a portion of our investment or when we receive cash income, such as from a dividend or distribution, from an investment in one of our funds which is not consolidated. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as normal accruals related to such investments.

Interest Income and Other. Interest Income and Other principally includes interest earned from the investing of Blackstone’s available Cash and Cash Equivalents and any foreign exchange transaction amounts.

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

(3)

Performance Payment Arrangements. We have implemented what we generally refer to as “performance payment arrangements” for our personnel working in our businesses across our different operations that are designed to appropriately align performance and compensation. These performance payment arrangements generally provide annual cash payments to Blackstone personnel (including our senior managing directors) that are determined at the discretion of our senior management and are tied to the performance of our firm’s businesses and may, in certain cases, be based on participation interests in the earnings derived from the performance of the applicable business. In addition, Blackstone personnel working in our businesses, other professionals and selected other individuals who work on our carry funds have a profit sharing interest which we include within compensation as the related performance fees are recognized in relation to these funds in order to better align their interests with our own and with those of the investors in these funds. To the extent previously recorded revenues are adjusted to reflect decreases in the performance fees based on underlying funds’ valuations at period end, related profit sharing interests previously accrued are also adjusted and reflected as a credit to current period compensation. Departed employees are also entitled to their vested share of carried interest distributions received and (as other employees) may be subject to a recontribution of previously received carried interest from our carry funds and are also liable for their applicable share of losses on carry funds, subject to a cap related to the carried interest distributions they received from a carry fund. Therefore, as our net revenues increase, our compensation costs also rise; as our net revenues decrease, our compensation costs generally decrease.

General, Administrative and Other. The balance of our expenses include interest expense, occupancy and equipment expenses and general, administrative and other expenses, which consist of professional fees, public company costs, travel and related expenses, communications and information services, depreciation and amortization and other operating expenses.

Investments, at Fair Value

The Blackstone Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), as well as Securities Sold, Not Yet Purchased at fair value. We have retained the specialized accounting for the Blackstone Funds pursuant to EITF 85-12. Thus, such consolidated funds investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

We have valued our investments, including our carry fund investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Internal factors that are considered are described below. The additional external factors associated with our valuations vary by asset class but are broadly driven by the market considerations discussed in “Business Environment” above.

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of private investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values we considered projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used by us to estimate the fair value of private investments include the discounted cash flow method (using a likely next buyer’s capital structure and not Blackstone’s, or the applicable Blackstone Fund’s, existing capital structure) and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as

EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Goodwill. We test goodwill for impairment at the operating segment level (the same as our reportable segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next five years and keep the growth rates for years six through twenty flat to the growth rate used in year five. We assume no terminal value for any segment, nor do we apply a control premium. The discounted cash flow analysis assumes no borrowings, but includes an allocation of interest expense for the assumed unused commitment fee on Blackstone’s revolving credit facility, which is allocated to each segment. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2009 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	July 1, 2009 to December 31, 2009	2010–2011	2012–2013	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$26,025	$102,009	$93,943	$342,929	$564,906
Purchase Obligations	8,201	11,557	—	—	19,758
Blackstone Operating Entities Loan and Credit Facilities Payable (b)	594	56,253	13,691	5,040	75,578
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (c)	421	1,072	206	29	1,728
Blackstone Funds Debt Obligations Payable (d)	1,063	—	1,407	—	2,470
Interest on Blackstone Funds Debt Obligations Payable (e)	16	66	24	—	106
Blackstone Fund Capital Commitments to Investee Funds (f)	26,049	—	—	—	26,049
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreement (g)	—	—	—	783,711	783,711
Blackstone Operating Entities Capital Commitments to Blackstone Funds (h)	1,358,791	—	—	—	1,358,791

Consolidated Contractual Obligations	1,421,160	170,957	109,271	1,131,709	2,833,097
Blackstone Funds Debt Obligations Payable (d)	(1,063)	—	(1,407)	—	(2,470)
Interest on Blackstone Funds Debt Obligations Payable (e)	(16)	(66)	(24)	—	(106)
Blackstone Fund Capital Commitments to Investee Funds (f)	(26,049)	—	—	—	(26,049)

Blackstone Operating Entities Contractual Obligations	$1,394,032	$170,891	$107,840	$1,131,709	$2,804,472

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statement of Financial Condition as of June 30, 2009.
(b)	Represents borrowings for employee term facilities program, a corporate debt investment program and a capital asset facility.
(c)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2009, at spreads to market rates pursuant to the financing agreements, and range from 0.00% to 1.50%.
(d)	These obligations are those of the Blackstone Funds.
(e)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2009, at spreads to market rates pursuant to the financing agreements, and range from 2.32% to 4.64%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by Generally Accepted Accounting Principles, the amount of the obligation included in the Condensed and Consolidated Financial Statements and shown in Note 9 differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $6.0 million of letters of credit outstanding to provide collateral support related to a credit facility at June 30, 2009.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At June 30, 2009, such guarantees amounted to $14.3 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2009.

Clawback Obligations

If, as a result of diminished performance of investments in a carry fund’s life, the carry fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives in excess of 20% (15% in the case of certain of our debt-focused real estate funds and credit-oriented carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of the general partner of the fund and indirectly any person who received such carried interest from the general partner, including us and our employees who participate in our carried interest plans. The clawback obligation operates with respect to a given carry fund’s own net investment performance only. Performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts beyond our share of the clawback obligation (generally up to an additional 50%) which could be in excess of what we actually received in carried interest. We will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. The payment of a potential clawback obligation for the benefit of the fund’s limited partners is generally not due until the end of the life of the respective fund following the “wind-up” period, except in the case of our real estate funds, which have a provision for interim clawback when losses have been realized and have not been recouped within one year of such realization.

At June 30, 2009, none of the general partners of our corporate private equity, real estate or credit-oriented funds had any current cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner has reflected a reserve for potential clawback obligations to the limited partners of some of our carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received carried interest distributions with respect to such fund’s realized investments. However, under the terms of those funds’ governing agreements described above, no clawback payment is currently due. Moreover, for those carry funds with a potential clawback obligation which would only be due at the end of the life of the respective fund, those terms, including available contemplated extensions, are currently anticipated to expire at various points beginning toward the end of 2012 and extending through 2018. Further extensions of such terms may be implemented under given circumstances (subject in many cases to investor approval).

Since the inception of the funds, the general partners have not been required to make any cash clawback payment. For further information on cash clawback payments, see the Contingent Repayment Guarantee section of Note 9, “Related Party Transactions” and the Contingent Obligations (Clawback) section of Note 10, “Commitments and Contingencies” to the Notes to the Condensed Consolidated Financial Statements.

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

•

In our capacity as advisor to certain of our credit and marketable alternatives funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flows analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (1) third parties’ capital commitments to a Blackstone Fund, (2) third parties’ capital invested in a Blackstone Fund, or (3) the net asset value, or NAV, of a Blackstone Fund or separately managed account as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds or separately managed accounts. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds and separately managed accounts in existence and the current stage of each fund’s life cycle. As of June 30, 2009, approximately 28% of our fund management fees were based on the NAV of the applicable funds or separately managed accounts. For the three months ended June 30, 2008, approximately 37% of our fund management fees were based on the NAV of the applicable funds or separately managed accounts.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of June 30, 2009, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $32.6 million on an annual basis, (2) performance fees and allocations, net of the related compensation expense, would decrease by $112.6 million, and (3) investment income, net of the related compensation expense, would decrease by $115.5 million. Based on the fair value as of June 30, 2008, we estimated that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $47.9 million on an annual basis, (2) performance fees and allocations, net of related compensation expense, would decrease by $432.8 million, and (3) investment income, net of related compensation expense would decrease by $218.5 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within SFAS No. 157, are: Corporate Private Equity $17.7 billion (93% Level III), Real Estate $7.9 billion (92% Level III), and Credit and Marketable Alternatives $33.5 billion (84% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part II, Item 1A. Risk Factors” below. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2009, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (1) management fees would decrease by $8.5 million on an annual basis, (2) performance fees and allocations would decrease by $32.6 million, and (3) investment income would decrease by $17.9 million.

As of June 30, 2008, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (1) management fees would decrease by $7.9 million on an annual basis, (2) performance fees and allocations, net of the related compensation expense, would decrease by $90.5 million, and (3) investment income, net of the related compensation expense, would decrease by $22.8 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2009, we estimate that interest expense relating to variable rate debt obligations payable would increase by $0.8 million on an annual basis, in the event interest rates were to increase by one percentage point.

Based on our debt obligations payable as of June 30, 2008, we estimated that interest expense relating to variable rate debt obligations payable would increase by $3.8 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

The New York State Attorney General recently launched an investigation into possible illegal conduct by some placement agents that assisted certain alternative investment funds who were retained to manage investments for New York State’s pension funds. In respect of this investigation, the State of New York recently banned the use of all placement agents, lobbyists and other paid intermediaries in making investments by the state’s pension funds. The Illinois and New Mexico legislatures adopted similar measures and other government officials are considering similar actions. The Securities and Exchange Commission recently released a proposed rule regarding asset managers’ dealings with public pension funds. The proposed rule would ban the use of placement agents to obtain funds from public pension funds.

Our fund placement business, Park Hill Group, provides extensive and needed services to its client alternative investment funds in connection with their marketing of investments in their funds to pension funds and other investors, in contrast to the placement agents that are being investigated by the New York Attorney General for illegal conduct. But if other states were to impose similar bans on their pension funds dealing with all placement agents as New York State, Illinois and New Mexico have done, or more significantly, if the SEC were to adopt its proposed rule banning the use of placement agents to obtain funds from public pension funds, Park Hill’s business would be materially and adversely affected.

Reference is made to the item under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 which is captioned “Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Changes in tax law and other legislative or regulatory changes could adversely affect us.” In addition to the various legislative and regulatory developments discussed in that item, in recent months there have been various other legislative and regulatory proposals in the U.S., in the European Union legislature and elsewhere that would if adopted result in additional burdens on our business and would otherwise adversely affect us. Recent legislative or regulatory proposals in the U.S. include designating the Federal Reserve Board as the financial system’s systemic risk regulator with authority to review the activities of all financial institutions, including alternative asset managers; authorizing Federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation’s financial system; and proposed new ground rules for private equity investments in failed banks that would make the acquisition of a failed bank less attractive for a private equity fund. A directive recently introduced in the European Union legislature that would impose a new regulatory scheme on private equity funds and hedge funds operating in the 27 member countries of the European Union would, if enacted in its proposed form, have a particularly adverse effect on our investment businesses by among other things (a) imposing costly and unnecessary requirements concerning the hiring of an independent valuation firm based in the European Union to value all of our investment funds’ assets and the hiring of an independent depositary based in the European Union to hold all of our investments, (b) imposing capital requirements on all of our investment funds, (c) imposing extensive disclosure obligations on companies in which our investment funds hold investments, (d) prohibiting our investment funds from marketing to any investors based in a European Union country for three years after enactment of the directive and significantly restricting those marketing activities thereafter, and (e) potentially in effect restricting our investment funds’ investments in companies based in European Union countries.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended June 30, 2009. See “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7. Net Loss Per Common Unit” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Liquidity and Capital Resources – Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.39	Credit Agreement dated as of May 5, 2009 among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, and Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, as Syndication Agent.

10.40	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement Dated as of May 22, 2009

10.41	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement Dated as of July 10, 2009

10.42	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of June 30, 2009

10.43	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership Dated as of June 30, 2009

10.44	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its general partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer