Form 10-Q
period 2009-09-30
Blackstone Group L.P.
filed 2009-11-06
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 30, 2009 was 187,466,352. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 30, 2009 was 109,083,468.

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

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2009	December 31, 2008
Assets
Cash and Cash Equivalents	$486,470	$503,737
Cash Held by Blackstone Funds and Other	73,724	907,324
Investments	3,812,208	2,830,942
Accounts Receivable	243,111	312,067
Due from Brokers	805	48,506
Investment Subscriptions Paid in Advance	238	1,916
Due from Affiliates	353,480	861,434
Intangible Assets, Net	958,989	1,077,526
Goodwill	1,703,602	1,703,602
Other Assets	160,306	169,555
Deferred Tax Assets	937,048	845,578

Total Assets	$8,729,981	$9,262,187

Liabilities and Partners’ Capital
Loans Payable	$673,386	$387,000
Amounts Due to Non-Controlling Interest Holders	163,009	1,103,423
Securities Sold, Not Yet Purchased	418	894
Due to Affiliates	1,405,464	1,285,577
Accrued Compensation and Benefits	463,744	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	139,743	180,259

Total Liabilities	2,845,764	3,370,612

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	466,056	362,462

Partners’ Capital
Partners’ Capital (common units: 301,651,099 issued and outstanding as of September 30, 2009; 273,891,358 issued and 272,998,484 outstanding as of December 31, 2008)	3,340,428	3,509,448
Accumulated Other Comprehensive Income (Loss)	(177)	(291)
Non-Controlling Interests in Consolidated Entities	182,507	198,197
Non-Controlling Interests in Blackstone Holdings	1,895,403	1,821,759

Total Partners’ Capital	5,418,161	5,529,113

Total Liabilities and Partners’ Capital	$8,729,981	$9,262,187

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Management and Advisory Fees	$367,605	$447,373	$1,049,606	$1,094,941
Performance Fees and Allocations	154,013	(416,076)	10,936	(618,485)
Investment Income (Loss)	64,809	(199,485)	(28,593)	(238,077)
Interest Income and Other	10,596	7,934	16,404	23,542

Total Revenues	597,023	(160,254)	1,048,353	261,921

Expenses
Compensation and Benefits	980,628	991,521	2,730,726	2,997,476
Interest	5,258	5,893	6,744	14,326
General, Administrative and Other	110,641	121,842	328,517	324,580
Fund Expenses	1,267	13,442	5,871	58,187

Total Expenses	1,097,794	1,132,698	3,071,858	3,394,569

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	73,812	(550,755)	97,353	(576,713)

Income (Loss) Before Provision (Benefit) for Taxes	(426,959)	(1,843,707)	(1,926,152)	(3,709,361)
Provision (Benefit) for Taxes	52,551	(21,362)	81,167	(38,232)

Net Income (Loss)	(479,510)	(1,822,345)	(2,007,319)	(3,671,129)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	50,281	(441,381)	90,515	(494,207)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	3,622	(37,208)	(33,450)	(45,182)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(357,230)	(1,003,425)	(1,492,343)	(2,383,885)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(176,183)	$(340,331)	$(572,041)	$(747,855)

Net Loss Attributable to The Blackstone Group L.P.
Per Common Unit — Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.61)	$(1.26)	$(2.05)	$(2.81)

Common Units Not Entitled to Priority Distributions	$(0.91)	$(1.56)	$(2.95)	$(1.56)

Weighted-Average Common Units Outstanding — Basic and Diluted
Common Units Entitled to Priority Distributions	283,243,485	267,830,881	277,390,904	264,873,560

Common Units Not Entitled to Priority Distributions	8,311,085	3,353,468	3,465,956	1,125,982

Revenues Earned from Affiliates
Management and Advisory Fees	$23,019	$87,718	$68,484	$140,377

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	The Blackstone Group L.P. Unitholders			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non-Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
	Common Units	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$198,197	$1,821,759	$5,529,113	$362,462
Net Loss	—	(572,041)	—	(33,450)	(1,492,343)	(2,097,834)	90,515	$(2,007,319)
Currency Translation Adjustment	—	—	114	—	—	114	—	114
Capital Contributions	—	—	—	45,217	549	45,766	100,197	—
Capital Distributions	—	(167,398)	—	(19,789)	(2)	(187,189)	(59,247)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	18,337	(18,337)	—	—	—
Transfer Due to Reorganization	—	—	—	82,844	—	82,844	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(8,864)	—	—	(13)	(8,877)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	20,118	—	—	—	20,118	—	—
Equity-Based Compensation, Net of Tax	—	547,829	—	—	1,651,314	2,199,143	—	—
Net Delivery of Vested Common Units	2,699,875	(28,476)	—	—	—	(28,476)	—	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(4,375,094)	(27,008)	—	—	(704)	(27,712)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	30,327,834	66,820	—	—	(66,820)	—	—	—
Certain Partners Allocations of Blackstone Profit Sharing Arrangements	—	—	—	(108,849)	—	(108,849)	—	—
Loss Attributable to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	(27,871)	—

Balance at September 30, 2009	301,651,099	$3,340,428	$(177)	$182,507	$1,895,403	$5,418,161	$466,056	$(2,007,205)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	The Blackstone Group L.P. Unitholders			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$515,886	$3,103,288	$7,846,019	$2,438,266
Net Loss	—	(747,855)	—	(45,182)	(2,383,885)	(3,176,922)	(494,207)	$(3,671,129)
Currency Translation Adjustment	—	—	(630)	(371)	—	(1,001)	—	(1,001)
Certain Partners Allocations of Blackstone Profit Sharing Arrangements	—	—	—	(151,594)	—	(151,594)	—	—
Capital Contributions	—	—	—	59,983	—	59,983	271,614	—
Capital Distributions	—	(241,074)	—	(133,405)	(406,756)	(781,235)	(204,847)	—
Consolidation of Partnership	—	—	—	—	—	—	159,032
Acquisition of Consolidated Blackstone Funds	—	—	—	120,874	—	120,874	90,188	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(44,615)	—	—	(35,556)	(80,171)	—	—
Repurchase of Common Units	(10,000)	(195)	—	—	—	(195)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	(666)	—	—	—	(666)	—	—
Adjustment to Pre-IPO Reorganization Purchase Price	—	—	—	—	82,028	82,028	—	—
Equity-Based Compensation, Net of Tax	—	609,551	—	—	1,848,317	2,457,868	—	—
Net Delivery of Vested Common Units	4,502,100	(18,545)	—	—	—	(18,545)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,383,470	31,041	—	—	(31,041)	—	—	—

Balance at September 30, 2008	272,702,270	$3,814,142	$(285)	$366,191	$2,176,395	$6,356,443	$2,260,046	$(3,672,130)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net Income (Loss)	$(2,007,319)	$(3,671,129)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(219,270)	478,544
Net Realized (Gains) Losses on Investments	140,377	86,074
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	40,993	237,191
Unrealized Depreciation of Hedge Activities	8,799	—
Non-Cash Performance Fees and Allocations	(121,977)	506,904
Equity-Based Compensation Expense	2,238,970	2,494,699
Intangible Amortization	118,537	113,725
Other Non-Cash Amounts Included in Net Income	17,977	13,417
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	833,600	20,016
Due from Brokers	47,701	7,949
Accounts Receivable	68,937	63,368
Due from Affiliates	512,713	291,856
Other Assets	55,503	55,279
Accrued Compensation and Benefits	10,458	143,491
Accounts Payable, Accrued Expenses and Other Liabilities	(999,172)	(108,787)
Due to Affiliates	(261,449)	(99,693)
Amounts Due to Non-Controlling Interest Holders	—	(41,153)
Cash Acquired from Consolidated Fund	—	3
Investments Purchased	(1,030,000)	—
Blackstone Funds Related:
Investments Purchased	(295,076)	(25,885,727)
Cash Proceeds from Sale of Investments	745,226	25,986,456

Net Cash Provided by (Used in) Operating Activities	(94,472)	692,483

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(18,323)	(37,848)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(336,571)
Changes in Restricted Cash	1,239	(4,020)

Net Cash Used in Investing Activities	(17,084)	(378,439)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(84,333)	(779,062)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	138,785	292,575

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008
Purchase of Interests from Certain Non-Controlling Interest Holders	$(8,877)	$(80,171)
Net Settlement of Vested Common Units and Repurchase of Common Units	(56,188)	(18,740)
Proceeds from Loans Payable	592,513	1,178,170
Repayment of Loans Payable	(320,213)	(399,417)
Distributions to Common Unitholders	(167,398)	(241,074)

Net Cash Provided by (Used in) Financing Activities	94,289	(47,719)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,267)	266,325
Cash and Cash Equivalents, Beginning of Period	503,737	868,629

Cash and Cash Equivalents, End of Period	$486,470	$1,134,954

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$1,683	$10,873

Payments for Income Taxes	$49,898	$34,606

Supplemental Disclosure of Non-Cash Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$5,018	$—

Notes Issuance Costs	$4,663	$—

Transfer of Interests to Non-Controlling Interest Holders	$18,337	$—

Settlement of Vested Common Units	$140,755	$170,626

Conversion of Blackstone Holdings Units to Common Units	$66,820	$31,041

Reorganization of the Partnership:
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$(82,028)

Non-Controlling Interests in Consolidated Entities	$—	$82,028

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(134,125)	$4,440

Due to Affiliates	$114,007	$(3,774)

Partners’ Capital	$20,118	$(666)

Acquisition of GSO Capital Partners LP:
Fair Value of Assets Acquired	$—	$1,018,747
Cash Paid for Acquisition	—	(356,972)
Fair Value of Non-Controlling Interests in Consolidated Entities and Liabilities Assumed	—	(381,375)

Acquisition of GSO Capital Partners LP — Units Issued	$—	$280,400

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Blackstone Group L.P. (the “Partnership”), together with its consolidated subsidiaries (collectively, “Blackstone”), is a leading global alternative asset manager and provider of financial advisory services. The alternative asset management businesses include the management of corporate private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly traded closed-end mutual funds and related entities that invest in such funds, collectively referred to as the “Blackstone Funds”, and separately managed accounts. “Carry Funds” refers to the corporate private equity funds and certain of the real estate funds and credit-oriented funds that are managed by Blackstone. Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

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

The Partnership’s interest in Blackstone Holdings, defined below, is within the scope of accounting guidelines on determining whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Although the Partnership has a minority economic interest in Blackstone Holdings, it has a majority voting interest and controls the management of Blackstone Holdings. Additionally, although the Blackstone Holdings’ limited partners hold a majority economic interest in Blackstone Holdings, they do not have the right to dissolve the partnership or have substantive kick-out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests for the economic interests of limited partners of the Blackstone Holdings partnerships in accordance with GAAP.

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

Investments, At Fair Value — The Blackstone Funds are, for GAAP purposes, investment companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. The Partnership has retained the specialized accounting under GAAP for the Blackstone Funds with respect to consolidated investments. Thus, such consolidated funds’ investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value of the Partnership’s Investments are based on observable market prices when available. Such prices are based on the last sales price on the measurement date, or, if no sales occurred on such date, at the close of business “bid” price or at the “mid” price depending on the facts and circumstances. Futures and options contracts are valued based on closing market prices. Forward and swap contracts are valued based on market rates or prices obtained from recognized financial data service providers.

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

Corporate private equity, real estate and debt investments — For investments for which observable market prices do not exist, such investments are reported at fair value as determined by the Partnership. Fair value is determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values management considers projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of private investments include the discounted cash flow method (using a likely next buyer’s capital structure and not Blackstone’s, or the applicable Blackstone Fund’s existing capital structure) and/or

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and, in some instances, by reference to option pricing models or other similar methods. The Partnership weighs various factors, including but not limited to, sovereign risk, regulatory approval, financing and completion of due diligence, when valuing investments where definitive agreements have been reached between the Partnership and counterparties to sell an investment with an extended settlement. Corporate private equity and real estate investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Securities transactions are recorded on a trade date basis.

Securities Sold, Not Yet Purchased — Securities Sold, Not Yet Purchased are reflected in the financial statements at fair value. The fair value of Securities Sold, Not Yet Purchased are based on observable market prices when available. Such prices are based on the last sales price on the measurement date, or, if no sales occurred on such date, at the close of business “ask” price.

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

Fair Value Measurements — GAAP establishes a fair value hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace including the existence and transparency of transactions between market participants. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Financial Instruments measured and reported at fair value are classified and disclosed in one of the following categories.

•

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of financial instruments in Level I include listed equities and listed derivatives. As required by the fair value guidance under GAAP, the Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•

Level III — Pricing inputs are unobservable for the instrument and includes situations where there is little, if any, market activity for the instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, credit-oriented funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Variable Interest Entities — Blackstone consolidates variable interest entities (“VIEs”) when it is determined that Blackstone, or one of its consolidated entities, is the primary beneficiary of the VIE. The assets of the consolidated VIEs are classified principally within Investments. The liabilities of the consolidated VIEs are non-recourse to Blackstone.

The GAAP guidance on VIEs provides disclosure requirements for enterprises involved with VIEs. Those involvements include when Blackstone (1) consolidates a VIE because it is the primary beneficiary, (2) has a significant variable interest in a VIE, or (3) is the sponsor of a VIE.

These VIEs hold investments in corporate private equity, real estate, credit-oriented and funds of hedge funds assets. Disclosures of Blackstone’s involvement with VIEs are presented on a fully aggregated basis. The investment strategies of Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and variability in incentive fees and performance fees and allocations. Accordingly, disaggregation of Blackstone’s involvement with VIEs would not provide more useful information. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. For certain of these funds, Blackstone is determined to be the primary beneficiary and hence consolidates such funds within the condensed consolidated financial statements.

The GAAP guidance on VIEs requires an analysis to (i) determine whether an entity in which Blackstone holds a variable interest is a variable interest entity, and (ii) whether Blackstone’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., incentive and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

management fees), would be expected to absorb a majority of the expected variability of the entity. Performance of that analysis requires the exercise of judgment. Blackstone determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion based on certain events. In evaluating whether Blackstone is the primary beneficiary, Blackstone evaluates its economic interests in the fund held either directly by Blackstone or indirectly through employees. The consolidation analysis under GAAP can generally be performed qualitatively. However, if it is not readily apparent that Blackstone is not the primary beneficiary, a quantitative expected losses and expected residual returns calculation will be performed. Investments and redemptions (either by Blackstone, affiliates of Blackstone or third parties) or amendments to the governing documents of the respective Blackstone Fund could affect an entity’s status as a VIE or the determination of the primary beneficiary.

Blackstone’s other disclosures regarding VIEs are discussed in Note 4.

Derivative Financial Instruments — Blackstone recognizes all derivative instruments as assets or liabilities on the condensed consolidated statement of financial condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (i) a hedge of a recognized asset or liability (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); (iii) a hedge of a net investment in a foreign operation, or (iv) a derivative instrument not designated as a hedging instrument (“free standing derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current period earnings in the same caption in the Condensed Consolidated Statement of Operations as the hedged item. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For free standing derivative contracts, Blackstone presents changes in fair value through current period earnings.

Blackstone formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and Blackstone’s evaluation of the effectiveness of its hedged transaction. Monthly, Blackstone also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Recent Accounting Developments — In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance on business combinations (originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 141(R) and now referred to as Accounting Standards Codification (“ASC”) 805) providing additional guidance on the accounting for business combinations. The guidance requires the acquiring entity in a business combination to recognize the full fair value of assets, liabilities, contractual contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The guidance applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of minority veto rights. The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Partnership had no such transactions for the nine-month period ended September 30, 2009.

In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements (originally issued as SFAS No. 160 and now referred to as ASC 810) providing new guidance on the accounting and financial statement presentation for non-controlling (minority) interests. The guidance requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. The guidance applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The Partnership adopted the guidance effective January 1, 2009 and as a result, (a) with respect to the Condensed Consolidated Statements of Financial Condition, the Redeemable Non-Controlling Interests in Consolidated Entities was renamed as such and remained classified as mezzanine equity and the non-redeemable Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Blackstone Holdings have been reclassified as components of Partners’ Capital, (b) with respect to the Condensed Consolidated Statements of Operations, Net Income (Loss) is now presented before non-controlling interests, the Net Income (Loss) attributable to the three categories of non-controlling interests discussed in (a) above are now presented separately, and the Condensed Consolidated Statement of Operations now nets to Net Income (Loss) Attributable to The Blackstone Group L.P., and (c) with respect to the Condensed Consolidated Statement of Changes in Partners’ Capital, roll forward columns have now been added for each component of non-controlling interests discussed in (a) above.

In March 2008, the Emerging Issues Task Force (“EITF”) reached a consensus regarding the application of the two-class share method as applied to master limited partnerships (originally issued as EITF Issue No. 07-4 and now referred to as ASC 260-10-45-71) providing guidance on the application of the two-class method of earnings per share to master limited partnerships. The guidance applies to master limited partnerships that make incentive equity distributions. The guidance is to be applied retrospectively beginning with financial statements issued in the interim periods of fiscal years beginning after December 15, 2008. The Partnership adopted the guidance on January 1, 2009. The adoption did not have a material impact on the Partnership’s condensed consolidated financial statements.

In March 2008, the FASB issued guidance regarding disclosures about derivative instruments and hedging activities (originally issued as SFAS No. 161 and now referred to as ASC 815). The purpose of the guidance is to improve financial reporting of derivative instruments and hedging activities. The guidance requires enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for, how and why they are used and their effects on an entity’s financial position, financial performance and cash flows. These additional disclosures are required for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership adopted the guidance effective January 1, 2009. As the guidance requires additional disclosures only, adoption did not have a material impact on the Partnership’s condensed consolidated financial statements.

In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets (originally issued as FASB Staff Position No. FAS 142-3 and now referred to as ASC 350-30-55). The guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The guidance affects entities with recognized intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The new guidance applies prospectively to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

combinations and asset acquisitions. The adoption of the guidance effective January 1, 2009 did not have a material impact on the Partnership’s condensed consolidated financial statements.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities (originally issued as FASB Staff Position EITF No. 03-6-1 and now referred to as ASC 260-10-45-59A). The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method of calculation. The guidance requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Partnership adopted the guidance effective January 1, 2009 and includes unvested participating Blackstone Common Units as a component of Common Units Entitled to Priority Distributions — Basic in the calculation of earnings per common unit for all periods presented, due to their equivalent distribution rights as Blackstone Common Units. The impact of the adoption and retroactive application on 2008 was as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008		Year Ended December 31, 2008
	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption
Net Loss Per Common Unit — Basic and Diluted
Common Units Entitled to Priority Distributions	$(1.27)	$(1.26)	$(2.84)	$(2.81)	$(4.36)	$(4.32)

Common Units Not Entitled to Priority Distributions	$(1.57)	$(1.56)	$(1.57)	$(1.56)	$(3.09)	$(3.06)

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FASB Staff Position No. 157-4 and now referred to as ASC 820-10-65-4). The guidance is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Partnership adopted the guidance upon its issuance in April 2009. The adoption did not have a material impact on the Partnership’s condensed consolidated financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments (originally issued as FASB Staff Position No. Staff Position No. 107-1 and APB 28-1 and now referred to as ASC 825-10-65). Such disclosures were previously required only in annual financial statements. The guidance is effective for financial statements issued for interim or annual periods ending after June 15, 2009. The Partnership adopted the guidance effective with the issuance of its June 30, 2009 financial statements. The adoption of the guidance resulted in the inclusion of interim financial statement disclosures which had previously been annual.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165 and now referred to as ASC 855). The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

were issued or were available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009. The Partnership adopted the guidance effective with the issuance of its June 30, 2009 financial statements. The adoption resulted in the additional required disclosure regarding subsequent events.

In June 2009, the FASB issued amended guidance on issues related to variable interest entities (“VIEs”) (issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is deemed the primary beneficiary. The guidance requires continuous assessment of an entity’s involvement with such VIEs. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Partnership is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

In June 2009, the FASB issued guidance on the Accounting Standards Codification and the hierarchy of generally accepted accounting principles (issued as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162) which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance also replaces the prior guidance regarding the GAAP hierarchy, given that once in effect, the guidance within the Codification will carry the same level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership adopted the guidance effective with the issuance of its September 30, 2009 financial statements. As the guidance is limited to disclosure in the condensed consolidated financial statements and the manner in which the Partnership refers to GAAP authoritative literature there was no material impact on the Partnership’s condensed consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Income Taxes (Topic 740) — Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (“ASU 2009-06”) which amended Accounting Standards Codification Subtopic 740-10, Income Taxes — Overall. The updated guidance considers an entity’s assertion that it is a tax-exempt not for profit or a pass through entity as a tax position that requires evaluation under Subtopic 740-10. In addition, ASU 2009-06 provided implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. The adoption of ASU 2009-06 did not have a material impact on the condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”) which amended Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures — Overall. The guidance permits, as a practical expedient, an entity holding investments in certain entities that calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that net asset value per share or its equivalent without adjustment. The guidance also requires disclosure of the attributes of investments within the scope of the guidance by major category of investment. Such disclosures include the nature of any restrictions on an investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investee. The guidance is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. Adoption is not expected to have a material impact on the fair value determination of applicable investments, however it will result in additional required disclosures.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table outlines changes to the carrying amount of Goodwill as of September 30, 2009:

Goodwill
Balance at December 31, 2008	$1,703,602
Impairment	—

Balance at September 30, 2009	$1,703,602

Total Goodwill has been allocated to each of the Partnership’s segments as follows: Corporate Private Equity – $694,512; Real Estate – $421,739; Credit and Marketable Alternatives – $518,477; and Financial Advisory – $68,874.

Intangible Assets

The following table outlines changes to the carrying amount of Intangible Assets, Net as of September 30, 2009:

Intangible Assets
Contractual Rights	$1,348,370
Accumulated Amortization	(389,381)

Intangible Assets, Net	$958,989

Amortization expense associated with intangible assets was $39.5 million for both the three months ended September 30, 2009 and 2008 and $118.5 million and $113.7 million for the nine months ended September 30, 2009 and 2008, respectively, and is included in General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations. Amortization of intangible assets held at September 30, 2009 is expected to be approximately $158.0 million for the year ended December 31, 2009.

4.	INVESTMENTS

Investments

A summary of Investments is as follows:

	September 30, 2009	December 31, 2008
Investments of Consolidated Blackstone Funds	$1,256,885	$1,556,261
Equity Method Investments	1,145,872	1,063,615
High Grade Liquid Debt Strategies	1,037,734	—
Performance Fees and Allocations	334,124	147,421
Other Investments	37,593	63,645

	$3,812,208	$2,830,942

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $371.1 million and $409.2 million at September 30, 2009 and December 31, 2008, respectively. Equity Method Investments represents investments in non-consolidated funds as described below, of which Blackstone’s share totaled $1.1 billion and $1.0 billion at September 30, 2009 and December 31, 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
United States and Canada
Investment Funds, principally related to credit and marketable alternative funds
Credit Driven	$329,439	$695,620	26.2%	44.7%
Diversified Investments	354,765	345,033	28.2%	22.2%
Equity	81,999	34,499	6.5%	2.2%
Other	495	648	—	0.1%

Investment Funds Total (Cost: 2009 — $871,291; 2008 — $1,283,697)	766,698	1,075,800	60.9%	69.2%

Equity Securities, principally related to credit and marketable alternatives and corporate private equity funds
Manufacturing	20,132	17,782	1.6%	1.1%
Services	85,068	81,543	6.8%	5.2%
Natural Resources	649	551	0.1%	—
Real Estate Assets	415	1,769	—	0.1%

Equity Securities Total (Cost: 2009 — $112,026; 2008 — $112,739)	106,264	101,645	8.5%	6.4%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Real Estate Assets	129,024	103,453	10.3%	6.6%
Services	80,418	98,592	6.4%	6.3%
Manufacturing	22,315	23,599	1.8%	1.5%
Natural Resources	357	317	—	—
Credit Driven	1,172	19,659	0.1%	1.3%

Partnership and LLC Interests Total (Cost: 2009 — $396,369; 2008 — $294,846)	233,286	245,620	18.6%	15.7%

Debt Instruments, principally related to credit and marketable alternatives funds
Manufacturing	4,195	4,251	0.3%	0.3%
Services	6,627	4,093	0.5%	0.3%
Real Estate Assets	2,329	485	0.2%	—

Debt Instruments Total (Cost: 2009 — $10,722; 2008 — $9,396)	13,151	8,829	1.0%	0.6%

United States and Canada Total (Cost: 2009 —$1,390,408; 2008 — $1,700,678)	1,119,399	1,431,894	89.0%	91.9%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Europe
Equity Securities, principally related to credit and marketable alternatives and corporate private equity funds
Manufacturing	$17,630	$9,105	1.4%	0.6%
Services	27,214	29,635	2.2%	1.9%

Equity Securities Total (Cost: 2009 — $45,385; 2008 — $45,295)	44,844	38,740	3.6%	2.5%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Services	28,578	31,572	2.3%	2.0%
Real Estate Assets	8,777	13,674	0.7%	0.9%

Partnership and LLC Interests Total (Cost: 2009 — $46,029; 2008 — $46,104)	37,355	45,246	3.0%	2.9%
Debt Instruments, principally related to credit and marketable alternatives funds
Manufacturing	318	187	—	—
Services	1,007	—	0.1%	—

Debt Instruments Total (Cost: 2009 $1,601; 2008 $1,256)	1,325	187	0.1%	—

Europe Total (Cost: 2009 — $93,015; 2008 — $92,655)	83,524	84,173	6.7%	5.4%

Asia
Equity Securities, principally related to credit and marketable alternatives and corporate private equity funds
Services	7,681	11,201	0.6%	0.8%
Manufacturing	8,254	8,654	0.7%	0.6%
Natural Resources	—	442	—	—
Real Estate Assets	—	368	—	—
Diversified Investments	5,308	—	0.4%	—

Equity Securities Total (Cost: 2009 — $18,844; 2008 — $22,155)	21,243	20,665	1.7%	1.4%
Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Manufacturing	828	1,184	0.1%	0.1%
Real Estate Assets	705	707	—	—
Services	79	45	—	—

Partnership and LLC Interests Total (Cost: 2009 — $1,833; 2008 — $1,811)	1,612	1,936	0.1%	0.1%

Debt Instruments, principally related to credit and marketable alternatives funds (Cost: 2009 — $288; 2008 — $256)	235	151	—	—

Asia Total (Cost: 2009 — $20,965; 2008 — $24,222)	23,090	22,752	1.8%	1.5%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Other
Equity Securities, principally related to corporate private equity funds
Natural Resources	$1,844	$1,022	0.1%	0.1%
Services	3,737	2,737	0.3%	0.3%

Equity Securities Total (Cost: 2009 — $2,828; 2008 — $2,606)	5,581	3,759	0.4%	0.4%

Partnership and LLC Interests, principally related to corporate private equity and real estate funds
Natural Resources	25,197	13,599	2.0%	0.9%
Services	94	84	—	0.1%

Partnership and LLC Interests Total (Cost: 2009 — $8,236; 2008 — $5,063)	25,291	13,683	2.0%	1.0%

Other Total (Cost: 2009 — $11,064; 2008 — $7,669)	30,872	17,442	2.5%	1.2%

Total Investments of Consolidated Blackstone Funds (Cost: 2009 — $1,515,452; 2008 — $1,825,224)	$1,256,885	$1,556,261	100.0%	100.0%

At September 30, 2009 and December 31, 2008, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5.0% of Blackstone’s net assets. At September 30, 2009, BMOF I LLC had a fair value of $295.4 million and was the sole investment to exceed the 5.0% threshold. At December 31, 2008, Blackport Capital Fund Ltd. had a fair value of $594.5 million and was the sole investment to exceed the 5.0% threshold. Each of these investments were held in a consolidated feeder fund and represented its investment into the named master fund.

Securities Sold, Not Yet Purchased. The following table presents the Partnership’s Securities Sold, Not Yet Purchased held by the consolidated Blackstone Funds, which were principally held by one of Blackstone’s proprietary hedge funds. These investments are presented as a percentage of Securities Sold, Not Yet Purchased.

	Fair Value		Percentage of Securities Sold Not Yet Purchased
Geographic Region / Instrument Type / Industry Class	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Asia — Equity Instruments
Natural Resources	$129	$77	30.9%	8.6%
Services	289	611	69.1%	68.3%
Real Estate Assets	—	206	—	23.1%

Total (Proceeds: 2009 — $321; 2008 — $782)	$418	$894	100.0%	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized Gains (Losses)	$(45,087)	$(171,242)	$(149,495)	$(151,340)
Net Change in Unrealized Gains (Losses)	118,183	(420,691)	215,060	(551,526)

	$73,096	$(591,933)	$65,565	$(702,866)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to the Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$73,096	$(591,933)	$65,565	$(702,866)
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	(8,194)	19,196	6,678	26,655
Interest and Dividend Income and Other Attributable to Consolidated Blackstone Funds	8,910	21,982	25,110	99,498

Other Income — Net Gains (Losses) from Fund Investment Activities	$73,812	$(550,755)	$97,353	$(576,713)

Variable Interest Entities. At September 30, 2009, Blackstone was the primary beneficiary of VIEs whose gross assets were $692.9 million, which is the carrying amount of such financial assets in the condensed consolidated financial statements. Blackstone is also a significant variable interest holder or sponsor in VIEs which are not consolidated, as Blackstone is not the primary beneficiary. At September 30, 2009, assets recognized in the Partnership’s Condensed Consolidated Statements of Financial Condition related to our variable interests in these unconsolidated entities were $75.4 million with no liabilities. Assets consisted of $54.2 million of receivables and $21.2 million of investments. Blackstone’s aggregate maximum exposure to loss was $75.4 million as of September 30, 2009.

For those VIEs in which Blackstone is the sponsor, Blackstone may have an obligation as general partner to provide commitments to such funds. During the three and nine months ended September 30, 2009, Blackstone did not provide any support other than its obligated amount.

Blackstone’s accounting policies with respect to VIEs is discussed in Note 2.

High Grade Liquid Debt Strategies

High Grade Liquid Debt Strategies represent Partnership liquid investments in third party managed institutional mutual funds invested primarily in government and other investment grade securities. The net change in unrealized gains (losses) on these investments was $4.8 million for the three and nine months ended September 30, 2009, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Method Investments

A summary of equity method investments is as follows:

			Equity in Net Income (Loss)
	September 30, 2009	December 31, 2008	Three Months Ended September 30,		Nine Months Ended September 30,
			2009	2008	2009	2008
Equity Method Investments	$1,145,872	$1,063,615	$18,731	$(167,706)	$(83,347)	$(196,755)

The summarized financial information of the funds in which the Partnership has an equity method investment, presented before any cross-fund eliminations, is as follows:

	September 30, 2009 and the Nine Months Then Ended
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$16,910,183	$7,412,603	$16,334,162	$40,656,948
Other Assets	300,284	520,077	2,222,842	3,043,203

Total Assets	$17,210,467	$7,932,680	$18,557,004	$43,700,151

Liabilities and Partners’ Capital
Debt	$247,329	$109,016	$1,309,730	$1,666,075
Other Liabilities	71,088	170,018	907,244	1,148,350

Total Liabilities	318,417	279,034	2,216,974	2,814,425

Partners’ Capital	16,892,050	7,653,646	16,340,030	40,885,726

Total Liabilities and Partners’ Capital	$17,210,467	$7,932,680	$18,557,004	$43,700,151

Statement of Income
Interest Income	$16,270	$9,101	$431,743	$457,114
Other Income	95,236	108,748	56,493	260,477
Interest Expense	(4,241)	(3,730)	(40,153)	(48,124)
Other Expenses	(28,724)	(23,516)	(118,553)	(170,793)
Net Realized and Unrealized Gain (Loss) from Investments	532,830	(3,871,922)	2,512,571	(826,521)

Net Income (Loss)	$611,371	$(3,781,319)	$2,842,101	$(327,847)

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

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Realized Gains (Losses)	$(441)	$(251)	$(2,095)	$104
Net Change in Unrealized Gains (Losses)	6,559	(6,906)	8,182	(9,115)

	$6,118	$(7,157)	$6,087	$(9,011)

Fair Value Measurements of Financial Instruments

The following table summarizes the valuation of Blackstone’s financial instruments by the fair value hierarchy levels as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$66,320	$516	$1,190,049	$1,256,885
High Grade Liquid Debt Strategies	1,037,734	—	—	1,037,734
Other Investments	22,309	—	15,284	37,593
Derivative Instruments Used for Fair Value Hedges	—	9,389	—	9,389
Securities Sold, Not Yet Purchased	418	—	—	418

	December 31, 2008
	Level I	Level II	Level III	Total
Investments of Consolidated Blackstone Funds	$58,406	$994	$1,496,861	$1,556,261
Other Investments	22,499	—	41,146	63,645
Securities Sold, Not Yet Purchased	894	—	—	894

The following table summarizes the Level III investments by valuation methodology as of September 30, 2009:

Fair Value Based on	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Total Investment Company Holdings
Third-Party Fund Managers	—	—	64%	64%
Specific Valuation Metrics	21%	13%	2%	36%

	21%	13%	66%	100%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value are as follows. The following table does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, Beginning of Period	$1,145,321	$2,463,215	$1,538,007	$2,362,542
Transfer In (Out) of Level III, Net	75,288	—	72,902	160,040
Purchases (Sales), Net	(79,337)	35,826	(451,609)	65,785
Realized Gains (Losses), Net	(46,708)	1,935	(145,068)	11,500
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	110,769	(232,577)	191,101	(331,468)

Balance, End of Period	$1,205,333	$2,268,399	$1,205,333	$2,268,399

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. The Transfer In (Out) of Level III, Net is principally attributable to an asset transfer from a non-consolidated Blackstone Fund to a consolidated Blackstone Fund.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Blackstone enters into derivative instruments in order to hedge its interest rate risk exposure against the effects of interest rate changes. Additionally, the Blackstone Funds enter into derivative instruments in the normal course of business to achieve certain other risk management objectives and for general investment purposes. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

Fair Value Hedges

The Partnership uses interest rate swaps to hedge all or a portion of the interest rate risk associated with its fixed rate borrowings. The Partnership has designated these financial instruments as fair value hedges. Changes in fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged liability, are recorded within Interest Expense in the Condensed Consolidated Statements of Operations. The fair value of the derivative instrument is reflected within Other Assets in the Condensed Consolidated Statements of Financial Condition.

Free Standing Derivatives

Free standing derivatives are instruments that certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options and other types. Changes in the fair value of such derivative instruments are reflected in Net Gains (Losses) from Funds Investment Activities in the Condensed Consolidated Statements of Operations. The fair value of free standing derivative assets are recorded within Investments and free standing

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments as of September 30, 2009.

	As of September 30, 2009
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Fair Value Hedges
Interest Rate Swaps	$450,000	$9,389	$—	$—
Free Standing Derivatives
Free Standing Derivatives	1,046	38	385	1

Total	$451,046	$9,427	$385	$1

The Partnership had no material derivative contracts as of December 31, 2008.

Where hedge accounting is applied, hedge effectiveness testing is performed at least quarterly to monitor ongoing effectiveness of the hedge relationships. During the three and nine months ended September 30, 2009, the amount of ineffectiveness related to the interest rate swap hedges was not material to the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2009, the portion of hedging instruments’ gain or loss excluded from the assessment of effectiveness was not material for its fair value hedges.

During the three and nine month periods ended September 30, 2009, Blackstone recognized an immaterial amount of changes in fair value on its free standing derivatives.

6.	LOANS PAYABLE

On August 20, 2009, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $600 million of senior notes due August 15, 2019 (the “Notes”). The Notes, which were issued at a discount, have an interest rate of 6.625% per annum, accruing from August 20, 2009. Interest is payable semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes was $4.5 million for the three and nine months ended September 30, 2009, respectively. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of September 30, 2009, the fair value of the Notes was $604.3 million.

The indenture includes covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.

On May 11, 2009, Blackstone entered into a new committed revolving credit facility for $850 million. As of September 30, 2009, Blackstone had no outstanding borrowings under its revolving credit facility.

7.	INCOME TAXES

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

Blackstone adopted the GAAP guidance regarding the presentation of non-controlling interests effective January 1, 2009. As a result of the adoption, Blackstone is required to calculate its effective tax rate on Consolidated Income (Loss) Before Provision for Taxes as opposed to the Net Income (Loss) Attributable to The Blackstone Group L.P. Accordingly, under this GAAP guidance, Blackstone’s effective tax rate was (12.31)% and 1.16% for the three months ended September 30, 2009 and 2008, respectively, and (4.21)% and 1.03% for the nine months ended September 30, 2009 and 2008, respectively. Blackstone’s income tax provision was an expense of $52.6 million and a benefit of $21.4 million for the three months ending September 30, 2009 and 2008, respectively, and an expense of $81.2 million and a benefit of $38.2 million for the nine months ending September 30, 2009 and 2008, respectively.

Prior to the adoption of the GAAP guidance regarding the presentation of non-controlling interests, after eliminating the effects of non-controlling interests, Blackstone’s effective tax rate would have been (33.16)% for the three months ended September 30, 2009, which is comparable to the 6.89% effective tax rate that was reported for the three months ended September 30, 2008, and (12.42)% for the nine months ended September 30, 2009, which is comparable to the 6.25% effective tax rate that was reported for the nine months ended September 30, 2008. Blackstone’s corresponding income tax provision would have been an expense of $43.9 million for the three months ended September 30, 2009, which is comparable to the benefit of $25.2 million reported for the three months ended September 30, 2008, and an expense of $63.2 million for the nine months ended September 30, 2009, which is comparable to the benefit of $49.9 million reported for the nine months ended September 30, 2008.

Blackstone’s effective tax rates for the three and nine months ended September 30, 2009 were due to the following: (1) certain wholly-owned subsidiaries were subject to federal, state and local corporate income taxes on income allocated to Blackstone, and certain non-U.S. corporate entities continue to be subject to non-U.S. corporate income tax, and (2) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes.

8.	NET LOSS PER COMMON UNIT

Beginning in the third quarter of 2008, certain unitholders exchanged Blackstone Holdings Partnership Units for Blackstone Common Units. Until the Blackstone Common Units issued in such exchanges are

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

transferred to third parties, the exchanging unitholders will forego any priority distributions referred to below. As a result, net loss available to the common unitholders was allocated between common units entitled to priority distributions and common units not entitled to priority distributions. The Partnership has calculated net loss per unit in accordance with GAAP guidance specific to participating securities and the two-class method.

Basic and diluted net loss per common unit for the three and nine months ended September 30, 2009 is calculated as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Basic	Diluted	Basic	Diluted
Total Undistributed Loss
Net Loss Allocable to Common Unit Holders	$(176,183)	$(176,183)	$(572,041)	$(572,041)
Less: Distributions to Common Unitholders	(89,188)	(89,188)	(254,705)	(254,705)

Total Undistributed Loss	$(265,371)	$(265,371)	$(826,746)	$(826,746)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(257,806)	$(257,806)	$(816,980)	$(816,980)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(7,565)	(7,565)	(9,766)	(9,766)

Total Undistributed Loss	$(265,371)	$(265,371)	$(826,746)	$(826,746)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.91)	$(0.91)	$(2.95)	$(2.95)
Priority Distributions	0.30	0.30	0.90	0.90

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(0.61)	$(0.61)	$(2.05)	$(2.05)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.91)	$(0.91)	$(2.95)	$(2.95)
Priority Distributions	—	—	—	—

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(0.91)	$(0.91)	$(2.95)	$(2.95)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	283,243,485	283,243,485	277,390,904	277,390,904
Common Units Not Entitled to Priority Distributions	8,311,085	8,311,085	3,465,956	3,465,956

Total Weighted-Average Common Units Outstanding	291,554,570	291,554,570	280,856,859	280,856,859

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended September 30, 2009, a weighted-average total of 19,750,299 unvested deferred restricted common units and 808,479,683 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the nine months ended September 30, 2009, a weighted-average total of 23,353,728 unvested deferred restricted common units and 820,944,937 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Basic and diluted net loss per common unit for the three and nine months ended September 30, 2008 was as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Basic	Diluted	Basic	Diluted
Net Loss Allocable to Common Unit Holders	$(340,331)	$(340,331)	$(747,855)	$(747,855)

Weighted-Average Common Units Outstanding	271,184,349	271,184,349	265,999,542	265,999,542

Net Loss per Common Unit	$(1.26)	$(1.26)	$(2.81)	$(2.81)

For the three months ended September 30, 2008, a weighted-average total of 26,844,556 unvested deferred restricted common units and 831,014,915 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit. For the nine months ended September 30, 2008, a weighted-average total of 29,983,203 unvested deferred restricted common units and 832,994,660 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

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

During the nine months ended September 30, 2009, Blackstone repurchased a combination of 4,689,091 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $30.5 million. During the three months ended September 30, 2009, Blackstone repurchased 59,225 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $0.8 million. As of September 30, 2009, the amount remaining available for repurchases was $339.5 million under this program. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $17.3 million.

During the nine months ended September 30, 2008, Blackstone repurchased a combination of 8,329,101 vested and unvested Blackstone Holdings Partnership Units as part of the repurchase program. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $89.2 million.

9.	EQUITY-BASED COMPENSATION

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and nine months ended September 30, 2009, the Partnership recorded compensation expense of $738.2 million and $2.2 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $(0.6) million and $5.9 million, respectively. The Partnership recorded compensation expense of $775.4 million and $2.5 billion in relation to its equity-based awards with corresponding tax benefits of $3.2 million and $11.2 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was $7.0 billion of estimated unrecognized compensation expense related to unvested awards. That cost is expected to be recognized over a weighted-average period of 4.4 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units, deferred restricted common units and options were 1,119,667,585 as of September 30, 2009. Total outstanding unvested phantom units were 208,620 as of September 30, 2009.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2009 and a summary of changes during the period January 1, 2009 through September 30, 2009, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2008	354,311,432	$30.89	28,569,608	$25.90	532,794	$26.09
Granted	2,207,850	8.43	78,741	8.53	—	—
Vested	(77,232,065)	30.93	(5,015,772)	28.06	(287,205)	26.56
Exchanged	—	—	(3,322)	5.80	3,322	5.80
Forfeited	(7,758,948)	30.14	(3,882,693)	25.48	(40,291)	26.19

Balance, September 30, 2009	271,528,269	30.72	19,746,562	25.57	208,620	25.15

In March 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased, under the unit repurchase program, both vested and unvested units in conjunction with the modifications. At the date of such modifications, the Partnership recognized total compensation expense of $167.2 million, which was included in the total equity-based compensation expense of $2.5 billion for the nine months ended September 30, 2008, related to the modifications and cash settlement.

Units Expected to Vest

The following unvested units, as of September 30, 2009, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	256,303,485	4.2
Deferred Restricted Blackstone Common Units and Options	16,364,005	4.4

Total Equity-Based Awards	272,667,490	4.2

Phantom Units	183,605	0.8

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone Group considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of September 30, 2009 and December 31, 2008, Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2009	December 31, 2008
Due from Affiliates
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	$136,874	$175,268
Amounts Due from Portfolio Companies and Funds	99,268	72,376
Payments Made on Behalf of Non-Consolidated Entities	54,182	58,536
Management and Performance Fees Due from Non-Consolidated Funds of Funds	51,134	50,774
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	12,022	8,130
Investments Redeemed in Non-Consolidated Funds of Funds	—	496,350

	$353,480	$861,434

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreement	$822,074	$722,449
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	500,376	260,018
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	50,304	262,737
Distributions Received on Behalf of Non-Consolidated Entities	27,038	22,938
Payments Made by Non-Consolidated Entities	5,672	17,435

	$1,405,464	$1,285,577

Interests of the Founder, Senior Managing Directors and Employees

In addition, the Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of September 30, 2009 and December 31, 2008, the Founder’s, other senior managing directors’ and employees’ investments aggregated $604.1 million and $507.2 million, respectively, and the Founder’s, other senior managing directors’ and employees’ share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $23.2 million and $(150.8) million for the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $(164.7) million for the nine months ended September 30, 2009 and 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.6 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $1.6 million and $4.1 million for the nine months ended September 30, 2009 and 2008, respectively. The fair value of these loans approximated their carrying value as of September 30, 2009. No such loans that were outstanding as of September 30, 2009 were made to any director or executive officer of Blackstone since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap), to the carry funds of any contingent repayment (clawback) obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. The accrual for contingent repayments (“clawback”) a component of Due to Affiliates. Additional disclosures regarding contingent obligations (clawback) are discussed in Note 11.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $822.1 million over the next 15 years. The present value of these estimated payments totals $161.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. In January 2009 payments totaling $17.0 million were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2007 taxable year.

11.	COMMITMENTS AND CONTINGENCIES

Guarantees — Blackstone had approximately $6.0 million of letters of credit outstanding to provide collateral support related to a credit facility at September 30, 2009.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At September 30, 2009, such guarantees amounted to $7.0 million.

Debt Covenants — Blackstone’s debt obligations contain various customary loan covenants. In management’s opinion, these covenants do not materially restrict Blackstone’s investment or financing strategy. Blackstone was in compliance with all of its loan covenants as of September 30, 2009.

Investment Commitments — The Blackstone Funds had signed investment commitments with respect to investments representing commitments of $27.6 million as of September 30, 2009. Included in this is $0.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.

The general partners of the Blackstone Funds had unfunded commitments to each of their respective funds totaling $1.4 billion as of September 30, 2009.

Certain of Blackstone’s funds of hedge funds not consolidated in these financial statements have unfunded investment commitments to unaffiliated hedge funds of $730.6 million as of September 30, 2009. The funds of hedge funds consolidated in these financial statements may, but are not required to, allocate assets to these funds.

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

If, at September 30, 2009, all of the investments held by the carry funds, which are at fair value, were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $1.4 billion, on an after tax basis where applicable, of which $339.3 million related to Blackstone Holdings and $1.0 billion related to current and former Blackstone personnel. The Accrual for Potential Repayment of Previously Received Performance Fees and Allocations included in Due to Affiliates represents all amounts previously distributed to Blackstone Holdings and current and former Blackstone personnel that would need to be repaid to the Blackstone Funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of September 30, 2009 and December 31, 2008. The actual clawback liability, however, does not become realized until the end of a fund’s

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

life or one year after a realized loss is incurred, depending on the fund. As of September 30, 2009, such obligations were $500.4 million, of which $219.8 million related to Blackstone Holdings and $280.6 million related to current and former Blackstone personnel. As of December 31, 2008, such obligations were $260.0 million, of which $109.8 million related to Blackstone Holdings and $150.2 million related to current and former Blackstone personnel. A portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2009, $473.4 million was held in segregated accounts.

Contingent Performance Fees and Allocations — Through September 30, 2009, $35.3 million of performance fees and allocations has been recorded attributable to hedge funds where the measurement period has not ended.

Litigation — From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. After consultation with legal counsel, management believes the ultimate liability arising from such actions that existed as of September 30, 2009, if any, will not materially affect Blackstone’s results of operations, financial position or cash flows.

12.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four segments:

•	Corporate Private Equity — Blackstone’s Corporate Private Equity segment comprises its management of corporate private equity funds.

•	Real Estate — Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Credit and Marketable Alternatives — Blackstone’s Credit and Marketable Alternatives segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles, publicly-traded closed-end mutual funds and separately managed accounts. GSO’s results have been included in this segment from the date of acquisition. This segment, formerly known as Marketable Alternative Asset Management, has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in Blackstone’s results of operations.

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

The following table presents the financial data for Blackstone’s four segments for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$67,009	$83,409	$105,430	$—	$255,848
Advisory Fees	—	—	—	94,566	94,566
Transaction and Other Fees	19,303	3,347	778	—	23,428
Management Fee Offsets	(935)	(415)	(4,121)	—	(5,471)

Total Management and Advisory Fees	85,377	86,341	102,087	94,566	368,371
Performance Fees and Allocations	110,867	12,167	43,736	—	166,770
Investment Income and Other	30,664	1,649	33,573	2,777	68,663

Total Revenues	226,908	100,157	179,396	97,343	603,804

Expenses
Compensation and Benefits	69,901	42,515	79,801	57,686	249,903
Other Operating Expenses	21,318	13,437	18,123	22,666	75,544

Total Expenses	91,219	55,952	97,924	80,352	325,447

Economic Net Income	$135,689	$44,205	$81,472	$16,991	$278,357

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2008
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$67,009	$80,361	$131,908	$—	$279,278
Advisory Fees	—	—	—	157,026	157,026
Transaction and Other Fees	26,090	7,050	3,806	—	36,946
Management Fee Offsets	(9,330)	(1,435)	(165)	—	(10,930)

Total Management and Advisory Fees	83,769	85,976	135,549	157,026	462,320
Performance Fees and Allocations	(104,653)	(302,448)	(12,488)	—	(419,589)
Investment Income (Loss) and Other	(47,454)	(57,180)	(171,033)	3,716	(271,951)

Total Revenues	(68,338)	(273,652)	(47,972)	160,742	(229,220)

Expenses
Compensation and Benefits	34,192	21,102	60,268	82,295	197,857
Other Operating Expenses	23,957	14,807	26,073	17,352	82,189

Total Expenses	58,149	35,909	86,341	99,647	280,046

Economic Net Income (Loss)	$(126,487)	$(309,561)	$(134,313)	$61,095	$(509,266)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$603,804	$(6,781	)(a)	$597,023
Expenses	$325,447	$772,347	(b)	$1,097,794
Other Income	$—	$73,812	(c)	$73,812
Economic Net Income (Loss)	$278,357	$(705,316	)(d)	$(426,959)

	Three Months Ended September 30, 2008
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$(229,220)	$68,966	(a)	$(160,254)
Expenses	$280,046	$852,652	(b)	$1,132,698
Other Loss	$—	$(550,755	)(c)	$(550,755)
Economic Net Income (Loss)	$(509,266)	$(1,334,441	)(d)	$(1,843,707)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income (Loss) adjustment results from the following:

	Three Months Ended September 30,
	2009	2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$6,770	$(75,843)
Fund Expenses Added in Consolidation	2,106	14,064
Non-Controlling Interests in Income (Loss) of Consolidated Entities	64,936	(488,976)

Total Consolidation Adjustments	$73,812	$(550,755)

(d)	The reconciliation of Economic Net Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2009	2008
Economic Net Income (Loss)	$278,357	$(509,266)

Adjustments
Amortization of Intangibles	(39,513)	(39,512)
IPO and Acquisition-Related Charges	(719,708)	(804,055)
Other Adjustments	—	(12,288)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	53,905	(478,586)

Total Adjustments	(705,316)	(1,334,441)

Income (Loss) Before Provision (Benefit) for Taxes	$(426,959)	$(1,843,707)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four segments for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$203,180	$245,124	$298,226	$—	$746,530
Advisory Fees	—	—	—	268,009	268,009
Transaction and Other Fees	48,996	9,366	1,908	—	60,270
Management Fee Offsets	(5,155)	(2,094)	(12,699)	—	(19,948)

Total Management and Advisory Fees	247,021	252,396	287,435	268,009	1,054,861
Performance Fees and Allocations	212,870	(263,776)	76,077	—	25,171
Investment Income (Loss) and Other	33,699	(119,939)	55,496	3,874	(26,870)

Total Revenues	493,590	(131,319)	419,008	271,883	1,053,162

Expenses
Compensation and Benefits	119,040	(1,628)*	198,341	162,877	478,630
Other Operating Expenses	61,979	39,030	58,229	57,376	216,614

Total Expenses	181,019	37,402	256,570	220,253	695,244

Economic Net Income (Loss)	$312,571	$(168,721)	$162,438	$51,630	$357,918

Segment Assets as of September 30, 2009	$2,595,451	$1,597,146	$2,629,095	$988,897	$7,810,589

*	The credit balance in Compensation and Benefits for the Real Estate segment is primarily the result of a reversal of $114.5 million of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2008
	Corporate Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees
Base Management Fees	$201,312	$215,089	$362,560	$—	$778,961
Advisory Fees	—	—	—	296,669	296,669
Transaction and Other Fees	56,088	25,699	7,818	—	89,605
Management Fee Offsets	(32,972)	(2,165)	(181)	—	(35,318)

Total Management and Advisory Fees	224,428	238,623	370,197	296,669	1,129,917
Performance Fees and Allocations	(246,123)	(409,643)	37,597	—	(618,169)
Investment Income (Loss) and Other	(70,912)	(69,144)	(200,531)	8,139	(332,448)

Total Revenues	(92,607)	(240,164)	207,263	304,808	179,300

Expenses
Compensation and Benefits	(6,277)*	88,873	200,703	177,836	461,135
Other Operating Expenses	67,037	43,548	69,538	40,950	221,073

Total Expenses	60,760	132,421	270,241	218,786	682,208

Economic Net Income (Loss)	$(153,367)	$(372,585)	$(62,978)	$86,022	$(502,908)

*	The credit balance in Compensation and Benefits for the Corporate Private Equity segment is primarily the result of a reversal of $107.1million of prior period carried interest allocations made to certain partners that are participating in the Partnership’s profit sharing arrangements due to decreases in the fair value of certain portfolio invesments.

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes and Total Assets for the nine months ended September 30, 2009 and 2008:

	September 30, 2009 and the Nine Months then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,053,162	$(4,809	)(a)	$1,048,353
Expenses	$695,244	$2,376,614	(b)	$3,071,858
Other Income	$—	$97,353	(c)	$97,353
Economic Net Income (Loss)	$357,918	$(2,284,070	)(d)	$(1,926,152)
Total Assets	$7,810,589	$919,392	(e)	$8,729,981

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2008
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$179,300	$82,621	(a)	$261,921
Expenses	$682,208	$2,712,361	(b)	$3,394,569
Other Loss	$—	$(576,713	)(c)	$(576,713)
Economic Net Income (Loss)	$(502,908)	$(3,206,453	)(d)	$(3,709,361)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses to arrive at Blackstone consolidated expenses.
(c)	The Other Income (Loss) adjustment results from the following:

	Nine Months Ended September 30,
	2009	2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$2,018	$(93,581)
Fund Expenses Added in Consolidation	8,179	60,966
Non-Controlling Interests in Income (Loss) of Consolidated Entities	87,156	(544,098)

Total Consolidation Adjustments	$97,353	$(576,713)

(d)	The reconciliation of Economic Net Income to Income Before Benefit for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2009	2008
Economic Net Income (Loss)	$357,918	$(502,908)

Adjustments
Amortization of Intangibles	(118,537)	(113,725)
IPO and Acquisition-Related Charges	(2,222,599)	(2,541,052)
Other Adjustments	—	(12,288)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	57,066	(539,388)

Total Adjustments	(2,284,070)	(3,206,453)

Income (Loss) Before Provision (Benefit) for Taxes	$(1,926,152)	$(3,709,361)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

13.	SUBSEQUENT EVENTS

There have been no subsequent events through November 6, 2009, the date that Blackstone’s condensed consolidated financial statements were available to be issued, that require recognition or disclosure in such condensed consolidated financial statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2009
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$486,470	$—	$—	$486,470
Cash Held by Blackstone Funds and Other	59,518	14,206	—	73,724
Investments	2,916,909	1,111,956	(216,657)	3,812,208
Accounts Receivable	238,203	4,908	—	243,111
Due from Brokers	—	805	—	805
Investment Subscriptions Paid in Advance	238	—	—	238
Due from Affiliates	349,559	15,819	(11,898)	353,480
Intangible Assets, Net	958,989	—	—	958,989
Goodwill	1,703,602	—	—	1,703,602
Other Assets	160,053	253	—	160,306
Deferred Tax Assets	937,048	—	—	937,048

Total Assets	$7,810,589	$1,147,947	$(228,555)	$8,729,981

Liabilities and Partners’ Capital
Loans Payable	$673,386	$—	$—	$673,386
Amounts Due to Non-Controlling Interest Holders	61,582	101,427	—	163,009
Securities Sold, Not Yet Purchased	—	418	—	418
Due to Affiliates	1,397,305	20,057	(11,898)	1,405,464
Accrued Compensation and Benefits	461,590	2,154	—	463,744
Accounts Payable, Accrued Expenses and Other Liabilities	135,943	3,800	—	139,743

Total Liabilities	2,729,806	127,856	(11,898)	2,845,764

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	466,056	466,056

Partners’ Capital
Partners’ Capital	3,340,428	682,713	(682,713)	3,340,428
Accumulated Other Comprehensive Income	(177)	—	—	(177)
Non-Controlling Interests in Consolidated Entities	(154,871)	337,378	—	182,507
Non-Controlling Interests in Blackstone Holdings	1,895,403	—	—	1,895,403

Total Partners’ Capital	5,080,783	1,020,091	(682,713)	5,418,161

Total Liabilities and Partners’ Capital	$7,810,589	$1,147,947	$(228,555)	$8,729,981

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

Blackstone Distressed Securities Fund L.P.

Blackstone Kailix Fund L.P.*

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

BTD CP Holdings, LP**

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

GSO Co-Investment Partners LLC**

The Asia Opportunities Fund L.P.

Corporate private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine fund side-by-side investment vehicles

*	Consolidated as of December 31, 2008 only.
**	Consolidated as of September 30, 2009 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Credit and Marketable Alternatives. Established in 1990, our credit and marketable alternatives segment is comprised of our management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds. Our funds of hedge funds seek to invest in leading non-traditional hedge funds to achieve attractive risk-adjusted returns with relatively low volatility and low correlation to traditional asset classes. Our credit products are intended to provide investors with consistent distributions of current income. In addition, we provide investment advice to institutional investors in dedicated accounts (i.e., separately managed accounts). This segment, formerly known as Marketable Alternative Asset Management, has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in reporting our results of operations.

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

Business Environment

Most global equity and debt markets continued to move higher in the third quarter of 2009 as investors anticipated a bottoming of the global economy. Emerging markets experienced the greatest increase consistent with their generally more favorable economic growth prospects as compared with the U.S. and Europe. Credit markets experienced similar improvement, as credit spreads tightened sharply. Credit delinquencies and charge-offs continue to be weak and unemployment, particularly in the U.S., remains high. Many economists are projecting a return to GDP growth in the U.S. in the fourth quarter of 2009.

We have begun to see some improvement in lending markets, with lower borrowing rates and a greater willingness on the part of banks to increase lending. Access to equity capital markets has improved and the volumes of both IPOs and secondary equity offerings have increased considerably throughout 2009. If these favorable trends are sustained, our funds could participate in an increased number of acquisitions and dispositions.

Real estate fundamentals, which generally lag the overall economy, declined in the third quarter of 2009. Commercial real estate trends in the U.S. and Europe continued to worsen, with lower occupancy and pricing trends. Global hospitality trends also declined, including revenue per available room (“RevPAR”), an important hospitality industry metric. However, for the first time in more than a year, we are beginning to see initial signs of stabilization. Office leasing activity has increased and hotel occupancy declines have moderated. CMBS and REIT unsecured bond spreads tightened meaningfully in the third quarter of 2009.

Commodities prices were relatively flat during the third quarter, although materially higher than the beginning of the year. The dollar continued to weaken against most global currencies, although it rose modestly against the Pound Sterling.

In aggregate, the global economy is improving. Continued global government stimulus programs, coupled with inventory restocking, are currently contributing to improved earnings and GDP. Asia and Latin America are experiencing the greatest economic growth globally. The extent of the current economic improvement is unknown. Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States, Western Europe, Asia and to a lesser extent elsewhere in the world.

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

Investment Income (Loss). Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income (loss) generated by these investments is recorded as a component of Investment Income (Loss). Investment Income (Loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as from a dividend or distribution, from an investment in one of our funds which is not consolidated. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest Income and Other. Interest Income principally includes interest earned from the investing of Blackstone’s available Cash and Cash Equivalents and any foreign exchange transaction amounts.

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

Non-Controlling Interests

A majority of our investment funds are unconsolidated or we record significant non-controlling interests in income of consolidated entities relating to the ownership interests of the limited partners of the Blackstone Holdings Partnerships and the limited partner interests in our consolidated investment funds. The Blackstone Group L.P. is, through wholly-owned subsidiaries, the sole general partner of each of the Blackstone Holdings partnerships. The Blackstone Group L.P. consolidates the financial results of Blackstone Holdings and its consolidated subsidiaries, and the ownership interest of the limited partners of Blackstone Holdings is reflected as Non-Controlling Interests in Blackstone Holdings. The limited partner interests of the consolidated Blackstone Funds is presented as Redeemable Non-Controlling Interests in Consolidated Entities in situations where the limited partner has, or will have, the option of redeeming their interests from a consolidated Blackstone Fund, which is principally from our funds of hedge funds and certain credit-oriented funds. Limited partners interests in the consolidated Blackstone Funds where the redemption option does not exist, which is principally our carry funds, is recorded as Non-Controlling Interests in Consolidated Entities.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. In June 2007, a bill was introduced in the U.S. Senate that would preclude Blackstone from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. In addition, the U.S. Congress has recently considered other bills relating to the taxation of investment partnerships. Legislation has been introduced into the U.S. Congress this year that is substantially similar to a bill passed by the U.S. House of Representatives in 2008 that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. Furthermore, in June 2009, legislation was introduced in the U.S. House of Representatives that would tax as corporations publicly traded partnerships that directly or indirectly derive any income from investment advisor or asset management services. In addition, the Obama administration proposed in its published revenue proposals for 2010 that the current law regarding the treatment of carried interest be changed to treat such income as income received in connection with the performance of services and subject to ordinary income tax. If any such legislation or similar legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

Economic Net Income

Economic Net Income (“ENI”) represents segment net income excluding the impact of income taxes and IPO and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 12. “Segment Reporting” in the “Notes to the Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Net Fee Related Earnings from Operations

Net Fee Related Earnings from Operations, which is a component of Adjusted Cash Flows from Operations, is a supplemental financial measure that reflects our earnings from operations excluding the income related to the performance fees and allocations and related carry plan costs and income earned from Blackstone’s investments in the Blackstone Funds and realized and unrealized gains (losses) from other investments. Net Fee Related Earnings from Operations is determined using a methodology other than one in accordance with generally accepted accounting principles in the United States of America (“non-GAAP”). Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses more than adequately covers all of our operating expenses and generates profitability. Net Fee Related Earnings from Operations equals (i) contractual revenues and interest income, (ii) less compensation expenses, which include amortization of non-IPO and acquisition-related equity-based awards, but exclude amortization of IPO and acquisition-based equity awards, carried interest and incentive fee compensation, (iii) less other operating expenses and (iv) less cash taxes calculated in a manner similar to our ENI provision for income taxes. See “Liquidity and Capital Resources — Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations. This measure should be considered in addition to, and not as a substitute for, or superior to, financial measures presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Condensed Consolidated Results of Operations

Following is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2009 and 2008. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$367,605	$447,373	$(79,768)	-18%	$1,049,606	$1,094,941	$(45,335)	-4%
Performance Fees and Allocations	154,013	(416,076)	570,089	N/M	10,936	(618,485)	629,421	N/M
Investment Income (Loss)	64,809	(199,485)	264,294	N/M	(28,593)	(238,077)	209,484	88%
Interest Income and Other	10,596	7,934	2,661	34%	16,404	23,542	(7,138)	-30%

Total Revenues	597,023	(160,254)	757,276	N/M	1,048,353	261,921	786,432	N/M

Expenses
Compensation and Benefits	980,628	991,521	(10,893)	-1%	2,730,726	2,997,476	(266,750)	-9%
Interest	5,258	5,893	(636)	-11%	6,744	14,326	(7,582)	-53%
General, Administrative and Other	110,641	121,842	(11,201)	-9%	328,517	324,580	3,937	1%
Fund Expenses	1,267	13,442	(12,175)	-91%	5,871	58,187	(52,316)	-90%

Total Expenses	1,097,794	1,132,698	(34,905)	-3%	3,071,858	3,394,569	(322,711)	-10%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	73,812	(550,755)	624,567	N/M	97,353	(576,713)	674,066	N/M

Income (Loss) Before Provision (Benefit) for Taxes	(426,959)	(1,843,707)	1,416,748	77%	(1,926,152)	(3,709,361)	1,783,209	48%
Provision (Benefit) for Taxes	52,551	(21,362)	73,913	N/M	81,167	(38,232)	119,399	N/M

Net Income (Loss)	(479,510)	(1,822,345)	1,342,835	74%	(2,007,319)	(3,671,129)	1,663,810	45%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	50,281	(441,381)	491,662	N/M	90,515	(494,207)	584,722	N/M
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	3,622	(37,208)	40,830	N/M	(33,450)	(45,182)	11,732	26%
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	(357,230)	(1,003,425)	646,195	64%	(1,492,343)	(2,383,885)	891,542	37%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(176,183)	$(340,331)	$164,148	48%	$(572,041)	$(747,855)	$175,814	24%

The following table presents certain operating metrics for the three and nine months ended September 30, 2009 and 2008. For a description of how assets under management is determined, please see “Key Financial Measures and Indicators — Operating Metrics — Assets Under Management.”

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$96,324,630	$99,725,265	$(3,400,635)	-3%	$96,324,630	$99,725,265	$(3,400,635)	-3%

Assets Under Management
Balance, Beginning of Period	$93,468,481	$119,413,033			$94,559,217	$102,427,372
Inflows (a)	2,742,383	7,215,314			6,822,631	28,453,925
Outflows (b)	(2,186,965)	(989,555)			(6,500,361)	(3,462,338)
Market Appreciation (Depreciation) (c)	3,530,483	(9,359,566)			2,672,895	(11,139,733)

Balance, End of Period	$97,554,382	$116,279,226	$(18,724,844)	-16%	$97,554,382	$116,279,226	$(18,724,844)	-16%

Capital Deployed
Limited Partner Capital Invested	$231,421	$2,299,804	$(2,068,383)	-90%	$1,554,099	$4,823,112	$(3,269,013)	-68%

(a)	Inflows represent contributions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs. For 2008, this also includes the assets under management of GSO beginning in March 2008.
(b)	Outflows represent redemptions by limited partners and Blackstone and its employees in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the liquidation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Revenues

Management and Advisory Fees were $367.6 million for the three months ended September 30, 2009, a decrease of $79.8 million, or 18%, compared to $447.4 million for the three months ended September 30, 2008. The change was principally driven by a decrease in advisory fees generated by our fund placement business, a decrease in management fees earned in our credit-oriented funds and as a result of our decision to spin out one of our then-existing single manager proprietary hedge funds.

Performance Fees and Allocations were $154.0 million for the three months ended September 30, 2009, an increase of $570.1 million compared to $(416.1) million for the three months ended September 30, 2008. The change was driven principally by positive performance fees generated in our real estate and corporate private equity segments compared to the reversal of Blackstone’s prior period carried interest allocations of $290.4 million and $99.1 million related to real estate and corporate private equity segments investment funds, respectively, during the third quarter of 2008.

Investment Income (Loss) was $64.8 million for the three months ended September 30, 2009, an increase of $264.3 million compared to $(199.5) million for the three months ended September 30, 2008. The change was principally due to improved returns on our investment in our funds of hedge funds and certain of our credit-oriented funds, as well as the elimination of investment losses incurred in 2008 with respect to one of our then-existing proprietary single manager hedge funds. Additionally, a net appreciation in the fair value of the underlying portfolio investments in our private equity investment funds and the stabilization in the fair value of our real estate portfolio investments contributed to the increase.

Management and Advisory Fees were $1.0 billion for the nine months ended September 30, 2009, a decrease of $45.3 million, or 4%, compared to $1.1 billion for the nine months ended September 30, 2008. The change was principally driven by a decline in management fees earned in our Credit and Marketable Alternatives segment, reflecting reduced Fee Earning Assets Under Management, and a decrease in advisory fees generated by our fund placement business. These decreases were partially offset by increases in both our Corporate Private Equity and Real Estate segments.

Performance Fees and Allocations were $10.9 million for the nine months ended September 30, 2009, an increase of $629.4 million compared to $(618.5) million for the nine months ended September 30, 2008. The increase was driven principally by positive performance in certain of our private equity portfolio investment funds and certain of our credit-oriented funds and funds of hedge funds. Additionally, the increase was due to a decrease in the reversal of Blackstone’s prior period carried interest allocations associated with our real estate funds as we have reversed substantially all prior period carried interest allocations associated with these funds.

Investment Income (Loss) was $(28.6) million for the nine months ended September 30, 2009, an increase of $209.5 million, or 88%, compared to $(238.1) million for the nine months ended September 30, 2008. The change primarily related to improved returns on our investment in our funds of hedge funds and certain of our credit-oriented and proprietary hedge funds, as well as the elimination of investment losses associated with one of our then-existing proprietary single manager hedge funds. Additionally, the increase was driven by net appreciation in the fair value of the underlying portfolio investments in our private equity investment funds. These increases were partially offset by higher net depreciation in the fair value of the underlying portfolio investments in our real estate investment funds.

Expenses

Expenses were $1.1 billion for the three months ended September 30, 2009, a decrease of $34.9 million, or 3%, compared to $1.1 billion for the three months ended September 30, 2008. The change reflected decreased Compensation and Benefits of $10.9 million. Fund Expenses decreased $12.2 million from the third quarter of 2008 due principally to the elimination of interest expenses in our then-existing proprietary hedge funds. General, Administrative and Other decreased $11.2 million due principally to a decline in professional fees.

Expenses were $3.1 billion for the nine months ended September 30, 2009, a decrease of $322.7 million, or 10%, compared to $3.4 billion for the nine months ended September 30, 2008. The primary driver of the decrease was a reduction in Compensation and Benefits of $266.8 million. Fund Expenses decreased $52.3 million from the nine months ended September 30, 2008, due principally to the elimination of interest expenses associated with our then-existing proprietary hedge funds. General, Administrative and Other increased $3.9 million, primarily due to an increase in occupancy costs, bad debt expenses and incremental amortization expense associated with intangible assets related to our acquisition of GSO in March 2008. These increases were partially offset by a decrease in professional fees.

Other Income (Loss)

Other Income (Loss) was $73.8 million for the three months ended September 30, 2009, an increase of $624.6 million as compared to a loss of $(550.8) million for the three months ended September 30, 2008. The change was primarily related to the elimination of unrealized losses incurred in 2008 with respect to one of our then-existing proprietary hedge funds.

Other Income (Loss) was $97.4 million for the nine months ended September 30, 2009, an increase of $674.1 million as compared to a loss of $(576.7) million for the nine months ended September 30, 2008. The change was principally driven by an increase in income generated by our Credit and Marketable Alternatives segment, partially offset by an increase in unrealized losses in our real estate funds. The primary drivers of the increase in income from the nine months ended September 30, 2008 in our Credit and Marketable Alternatives

segment were decreased losses associated with the liquidation of one of our proprietary single manager hedge funds and unrealized gains in certain of our funds of hedge and proprietary hedge funds. The increase was partially offset by a decrease in interest income associated with one of our then-existing proprietary single manager hedge funds.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $96.3 billion at September 30, 2009, a decrease of $3.4 billion, or 3%, compared to $99.7 billion at September 30, 2008. The decrease was primarily due to a net depreciation in the fair value of our funds of hedge funds and credit-oriented funds of $1.5 million, as well as the spin out and consolidation of our proprietary single manager hedge funds in the first quarter of 2009.

Assets Under Management

Assets Under Management were $97.6 billion at September 30, 2009, a decrease of $18.7 billion, or 16%, compared to $116.3 billion at September 30, 2008. The change was principally driven by a net depreciation in the fair value of underlying portfolio investments in our real estate and private equity funds of $8.7 billion and $3.7 billion, respectively. Additionally, net outflows of $3.6 billion from our funds of hedge funds and credit-oriented funds, as well as the liquidation of our proprietary single manager hedge funds in the first quarter of 2009, contributed to the overall decrease.

Capital Deployed

Limited Partner Capital Invested was $231.4 million for the three months ended September 30, 2009, a decrease of $2.1 billion, or 90%, compared to $2.3 billion for the three months ended September 30, 2008. Limited Partner Capital Invested was $1.6 billion for the nine months ended September 30, 2009, a decrease of $3.3 billion, or 68%, compared to $4.8 billion for the nine months ended September 30, 2008. The change for both periods reflected a decrease in the size of consummated transactions, particularly in our corporate private equity funds and certain of our credit-oriented funds, reflecting fewer attractive investment opportunities during the third quarter and first nine months of 2009.

Segment Analysis

Discussed below is our ENI and operating metrics for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

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

Corporate Private Equity

The following table presents our results of operations for our Corporate Private Equity segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$67,009	$67,009	$—	—	$203,180	$201,312	$1,868	1%
Transaction and Other Fees	19,303	26,090	(6,787)	-26%	48,996	56,088	(7,092)	-13%
Management Fee Offsets	(935)	(9,330)	8,395	90%	(5,155)	(32,972)	27,817	84%

Total Management Fees	85,377	83,769	1,608	2%	247,021	224,428	22,593	10%
Performance Fees and Allocations	110,867	(104,653)	215,520	N/M	212,870	(246,123)	458,993	N/M
Investment Income (Loss) and Other	30,664	(47,454)	78,118	N/M	33,699	(70,912)	104,611	N/M

Total Revenues	226,908	(68,338)	295,246	N/M	493,590	(92,607)	586,197	N/M

Expenses
Compensation and Benefits	69,901	34,192	35,709	104%	119,040	(6,277)	125,317	N/M
Other Operating Expenses	21,318	23,957	(2,639)	-11%	61,979	67,037	(5,058)	-8%

Total Expenses	91,219	58,149	33,070	57%	181,019	60,760	120,259	198%

Economic Net Income (Loss)	$135,689	$(126,487)	$262,176	N/M	$312,571	$(153,367)	$465,938	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$25,184,161	$25,349,192	$(165,031)	-1%	$25,184,161	$25,349,192	$(165,031)	-1%

Assets Under Management
Balance, Beginning of Period	$23,866,087	$30,299,340			$23,933,511	$31,802,951
Inflows, including Commitments	477,790	4,534			481,869	82,930
Outflows, including Distributions	(793,361)	(199,419)			(843,147)	(905,839)
Market Appreciation (Depreciation)	758,363	(1,714,071)			736,646	(2,589,658)

Balance, End of Period	$24,308,879	$28,390,384	$(4,081,505)	-14%	$24,308,879	$28,390,384	$(4,081,505)	-14%

Capital Deployed
Limited Partner Capital Invested	$109,082	$1,511,065	$(1,401,983)	-93%	$643,491	$2,627,128	$(1,983,637)	-76%

Revenues

Revenues were $226.9 million for the three months ended September 30, 2009, an increase of $295.2 million compared to $(68.3) million for the three months ended September 30, 2008. The increase was driven by higher Performance Fees and Allocations and Investment Income (Loss) and Other and was due to the positive performance of certain of our publicly-traded portfolio investments and certain of our consumer and energy portfolio investments. Additionally, the increase in Investment Income (Loss) and Other was driven by net appreciation in the fair value of the segment’s underlying portfolio investments of approximately 5% in the third quarter of 2009 compared to a net depreciation of approximately 8% in the third quarter of 2008. The decrease in Management Fee Offsets was due primarily to a reduction in spending on due diligence for potential transactions due to less attractive investment opportunities. Transaction and Other Fees decreased $6.8 million, principally driven by fewer fee-earning transactions during the third quarter of 2009. In general, portfolio companies have seen relative stabilization in revenues and improvement in margins and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”, an important valuation metric in corporate private equity). Based upon these economic factors the majority of our private portfolio company valuations remained unchanged or increased. We have also seen an increase in activity in mergers and acquisitions and corporate private equity investment opportunities. We have accepted offers for some portfolio companies at attractive valuations from strategic buyers, resulting in an increase in valuations. Due to the opening up of the public markets, we see current opportunities for initial public offerings by some of our portfolio companies.

Revenues were $493.6 million for the nine months ended September 30, 2009, an increase of $586.2 million as compared to $(92.6) million for the nine months ended September 30, 2008. The increase in Performance Fees and Allocations and Investment Income (Loss) and Other was principally driven by positive performance of certain of our publicly-traded portfolio investments and portfolio investments in the energy, healthcare and consumer sectors. Additionally, the increase in Investment Income (Loss) and Other was due to net appreciation in the fair value of the segment’s underlying portfolio investments of approximately 6% during the nine months ended September 30, 2009 compared to a net depreciation of approximately 13% during the nine months ended September 30, 2008. The net appreciation for the nine months ended September 30, 2009 was the result of increases in the value of the portfolio investments noted above and the positive impact of foreign exchange fluctuations, partially offset by declines in the value of certain hospitality portfolio investments. Management Fee Offsets decreased as a result of reduced spending on due diligence for potential transactions due to fewer attractive investment opportunities, as well as decreased amortization of fees related to the organization and marketing of our funds.

Expenses

Expenses were $91.2 million for the three months ended September 30, 2009, an increase of $33.1 million, or 57%, compared to $58.1 million for the three months ended September 30, 2008. Compensation and Benefits increased $35.7 million, primarily due to an increase in carried interest allocations to certain personnel associated with the increase in performance fees.

Expenses were $181.0 million for the nine months ended September 30, 2009, an increase of $120.3 million compared to $60.8 million for the nine months ended September 30, 2008. The nine months ended September 30, 2008 included a $107.1 million reversal of prior period carried interest allocations to certain personnel, a result of the net depreciation in fair value of certain portfolio investments, compared with a reversal of $0.8 million in the nine months ended September 30, 2009. The reversal in the nine months ended September 30, 2009 also reflected a change to our carry compensation plan. As a result, Compensation and Benefits increased, principally related to this reduction in compensation reversals. Other Operating Expenses decreased $5.1 million, driven principally by a reduction in professional fees.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.2 billion at September 30, 2009, relatively unchanged compared to $25.3 billion at September 30, 2008. Net depreciation in the fair value of the segment’s underlying portfolio investments of $332.0 million were partially offset by capital deployed of $234.4 million in funds that generate fees based upon invested capital.

Assets Under Management

Assets Under Management were $24.3 billion at September 30, 2009, a decrease of $4.1 billion, or 14%, compared with $28.4 billion at September 30, 2008. The decrease was primarily driven by net depreciation in the fair value of the segment’s underlying portfolio investments of $3.7 billion and realizations of $794.0 million from September 30, 2008.

Capital Deployed

Limited Partner Capital Invested was $109.1 million for the three months ended September 30, 2009, a decrease of $1.4 billion, or 93%, compared to $1.5 billion for the three months ended September 30, 2008. Limited Partner Capital Invested was $643.5 million for the nine months ended September 30, 2009, a decrease of $2.0 billion, or 76%, compared to $2.6 billion for the nine months ended September 30, 2008. These decreases reflect smaller transactions in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$83,409	$80,361	$3,048	4%	$245,124	$215,089	$30,035	14%
Transaction and Other Fees	3,347	7,050	(3,703)	-53%	9,366	25,699	(16,333)	-64%
Management Fee Offsets	(415)	(1,435)	1,020	71%	(2,094)	(2,165)	71	3%

Total Management Fees	86,341	85,976	365	0%	252,396	238,623	13,773	6%
Performance Fees and Allocations	12,167	(302,448)	314,615	N/M	(263,776)	(409,643)	145,867	36%
Investment Income (Loss) and Other	1,649	(57,180)	58,829	N/M	(119,939)	(69,144)	(50,795)	-73%

Total Revenues	100,157	(273,652)	373,809	N/M	(131,319)	(240,164)	108,845	45%

Expenses
Compensation and Benefits	42,515	21,102	21,413	101%	(1,628)	88,873	(90,501)	N/M
Other Operating Expenses	13,437	14,807	(1,370)	-9%	39,030	43,548	(4,518)	-10%

Total Expenses	55,952	35,909	20,043	56%	37,402	132,421	(95,019)	-72%

Economic Net Income (Loss)	$44,205	$(309,561)	$353,766	N/M	$(168,721)	$(372,585)	$203,864	55%

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$23,692,257	$22,576,659	$1,115,598	5%	$23,692,257	$22,576,659	$1,115,598	5%

Assets Under Management
Balance, Beginning of Period	$20,195,478	$29,176,414			$24,154,642	$26,128,049
Inflows, including Commitments	228,574	1,825,101			545,110	5,268,715
Outflows, including Distributions	(41,417)	(115,584)			(471,740)	(146,877)
Market Appreciation (Depreciation)	52,196	(2,147,624)			(3,793,181)	(2,511,580)

Balance, End of Period	$20,434,831	$28,738,307	$(8,303,476)	-29%	$20,434,831	$28,738,307	$(8,303,476)	-29%

Capital Deployed
Limited Partner Capital Invested	$34,993	$131,129	$(96,136)	-73%	$502,803	$710,110	$(207,307)	-29%

Revenues

Revenues were $100.2 million for the three months ended September 30, 2009, an increase of $373.8 million compared to $(273.7) million for the three months ended September 30, 2008. The increase in Performance Fees and Allocations was driven by positive performance of certain of our debt strategy portfolio investments without the reversal of prior period carried interest allocations associated with markdowns of portfolio investments during the third quarter of 2008. The increase in Investment Income (Loss) and Other was driven by stabilizing values of the segment’s underlying portfolio investments, which declined by only 0.4%, as well as positive performance of certain of our debt strategy investments, compared to a net depreciation of approximately 10% in the third quarter of 2008. In the office sector, leasing activity accelerated in the third quarter of 2009 compared to the second quarter of 2009, but was still below historical norms. With respect to lodging sector investments, the rate of decline in revenue per available room (“RevPAR”), an important hospitality industry metric, on a year-over-year basis appears to have begun stabilizing after several quarters of increasing declines. Based upon these economic factors and little change in the operating projections for many of our portfolio companies, the majority of valuations for our office and lodging sector investments were unchanged from the second quarter of 2009 as compared to the first six months of 2009 during which time the valuations of our portfolio investments were reduced approximately 34% on a cumulative basis. Base Management Fees increased $3.0 million, driven by a $1.1 billion increase in Fee-Earning Assets Under Management from the third quarter of 2008.

Revenues were $(131.3) million for the nine months ended September 30, 2009, an increase of $108.8 million compared to $(240.2) million for the nine months ended September 30, 2008. The change in Performance Fees and Allocations was driven by a decrease in the reversal of Blackstone’s prior period carried interest allocations as we have reversed substantially all prior period carried interest allocations associated with our real estate funds. The decrease in Investment Income (Loss) and Other was due primarily to higher net depreciation in the fair value of the segment’s underlying portfolio investments, particularly related to our office and lodging sector investments, of approximately 33% during the nine months ended September 30, 2009 compared to a net depreciation of approximately 12% during the nine months ended September 30, 2008. Base Management Fees increased $30.0 million, driven by an increase of $1.1 billion in Fee-Earning Assets Under

Management from the nine months ended September 30, 2008, as well as the impact of a full nine months in fees earned from our European and debt-focused real estate funds. Transaction and Other Fees decreased $16.3 million, primarily due to fewer new fee-earning transactions during the nine months ended September 30, 2009.

Expenses

Expenses were $56.0 million for the three months ended September 30, 2009, an increase of $20.0 million, or 56%, compared to $35.9 million for the three months ended September 30, 2008. Compensation and Benefits increased $21.4 million, as the three months ended September 30, 2008 included a reversal of prior period carried interest allocations to certain personnel of $18.7 million.

Expenses were $37.4 million for the nine months ended September 30, 2009, a decrease of $95.0 million, or 72%, compared to $132.4 million for the nine months ended September 30, 2008. Compensation and Benefits decreased $90.5 million, principally from the variance in the total reversals of prior period carried interest allocations to certain personnel. During the nine months ended September 30, 2009, the reversal of prior period carried interest allocations was $114.5 million compared with a reversal of $25.1 million in the nine months ended September 30, 2008. Other Operating Expenses decreased $4.5 million, primarily due to a reduction in professional fees.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $23.7 billion at September 30, 2009, an increase of $1.1 billion, or 5%, compared with $22.6 billion at September 30, 2008. The increase was primarily driven by capital deployed in our debt-focused real estate funds and capital raised for our European and debt-focused real estate funds.

Assets Under Management

Assets Under Management were $20.4 billion at September 30, 2009, a decrease of $8.3 billion, or 29%, compared with $28.7 billion at September 30, 2008. The change was primarily due to net depreciation in the fair value of the segment’s underlying portfolio investments of $8.7 billion from September 30, 2008. Inflows of $902.6 million, principally due to additional capital raised for our European and debt-focused real estate funds since September 30, 2008, were partially offset by $471.7 million of outflows.

Capital Deployed

Limited Partner Capital Invested was $35.0 million for the three months ended September 30, 2009, a decrease of $96.1 million, or 73%, from $131.1 million for the three months ended September 30, 2008. Limited Partner Capital Invested was $502.8 million for the nine months ended September 30, 2009, a decrease of $207.3 million, or 29%, from $710.1 million for the nine months ended September 30, 2008. The decreases were due to a decline in the size of closed transactions in our real estate funds, offset by an increase in capital deployed in our debt-focused real estate fund.

Credit and Marketable Alternatives

The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$105,430	$131,908	$(26,478)	-20%	$298,226	$362,560	$(64,334)	-18%
Transaction and Other Fees	778	3,806	(3,028)	-80%	1,908	7,818	(5,910)	-76%
Management Fee Offsets	(4,121)	(165)	(3,956)	N/M	(12,699)	(181)	(12,518)	N/M

Total Management Fees	102,087	135,549	(33,462)	-25%	287,435	370,197	(82,762)	-22%
Performance Fees and Allocations	43,736	(12,488)	56,224	N/M	76,077	37,597	38,480	102%
Investment Income (Loss) and Other	33,573	(171,033)	204,606	N/M	55,496	(200,531)	256,027	N/M

Total Revenues	179,396	(47,972)	227,368	N/M	419,008	207,263	211,745	102%

Expenses
Compensation and Benefits	79,801	60,268	19,533	32%	198,341	200,703	(2,362)	-1%
Other Operating Expenses	18,123	26,073	(7,950)	-30%	58,229	69,538	(11,309)	-16%

Total Expenses	97,924	86,341	11,583	13%	256,570	270,241	(13,671)	-5%

Economic Net Income (Loss)	$81,472	$(134,313)	$215,785	N/M	$162,438	$(62,978)	$225,416	N/M

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management (End of Period)	$47,448,212	$51,799,414	$(4,351,202)	-8%	$47,448,212	$51,799,414	$(4,351,202)	-8%

Assets Under Management
Balance, Beginning of Period	$49,406,916	$59,937,279			$46,471,064	$44,496,372
Inflows, including Commitments	2,036,019	5,385,679			5,795,652	23,102,280
Outflows, including Distributions	(1,352,187)	(674,552)			(5,185,474)	(2,409,622)
Market Appreciation (Depreciation)	2,719,924	(5,497,871)			5,729,430	(6,038,495)

Balance, End of Period	$52,810,672	$59,150,535	$(6,339,863)	-11%	$52,810,672	$59,150,535	$(6,339,863)	-11%

Capital Deployed
Limited Partner Capital Invested	$87,346	$657,610	$(570,264)	-87%	$407,805	$1,485,874	$(1,078,069)	-73%

Revenues

Revenues were $179.4 million for the three months ended September 30, 2009, an increase of $227.4 million, compared to $(48.0) million for the three months ended September 30, 2008. The significant increase in Investment Income (Loss) and Other was primarily related to improved returns on our investment in our funds of hedge funds and certain of our credit-oriented funds. Additionally, the third quarter of 2008 included investment losses associated with one of our then-existing proprietary single manager hedge funds. Performance

Fees and Allocations increased to $43.7 million, principally due to positive performance fees generated by certain of our credit-oriented funds and funds of hedge funds in the third quarter of 2009, compared with the third quarter of 2008 which was comprised of a reversal of prior period carried interest associated with certain of our credit-oriented funds. Base Management Fees decreased $26.5 million due to a $4.4 billion decrease in Fee-Earning Assets Under Management from September 30, 2008 which includes the decrease due to the spin out of one of our then-existing single manager proprietary hedge funds.

Revenues were $419.0 million for the nine months ended September 30, 2009, an increase of $211.7 million, compared to $207.3 million for the nine months ended September 30, 2008. The increase in Investment Income (Loss) and Other was primarily related to improved returns on our investment in our funds of hedge funds, certain of our credit-oriented funds and our proprietary hedge fund during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Additionally, the nine months ended September 30, 2008 included investment losses associated with one of our then-existing proprietary single manager hedge funds. Base Management Fees decreased $64.3 million, principally due to a $4.4 billion decrease in Fee-Earning Assets Under Management from September 30, 2008. Additionally, the nine months ended September 30, 2008 included Base Management Fees earned by one of our then-existing proprietary single manager hedge funds. Performance Fees and Allocations increased $38.5 million driven by performance fees generated by certain of our credit-oriented funds and funds of hedge funds. The increase in Management Fee Offsets was due to the amortization of fees related to the organization and marketing of certain of our credit-oriented funds.

Expenses

Expenses were $97.9 million for the three months ended September 30, 2009, an increase of $11.6 million, or 13%, compared to $86.3 million for the three months ended September 30, 2008. The increase in Compensation and Benefits was principally driven by carried interest allocations to certain personnel due to positive returns earned on certain of our credit-related funds. The decrease in Other Operating Expenses was principally due to a reduction in professional fees.

Expenses were $256.6 million for the nine months ended September 30, 2009, a decrease of $13.7 million, or 5%, compared to $270.2 million for the nine months ended September 30, 2008. The decrease in Other Operating Expenses was principally due to a reduction in professional fees. The decrease in Compensation and Benefits was principally related to the liquidation of our then-existing proprietary single manager hedge funds, partially offset by an increase in carried interest allocations to certain personnel due to positive returns earned on certain of our credit-related funds.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $47.4 billion at September 30, 2009, a decrease of $4.4 billion, or 8%, compared to $51.8 billion at September 30, 2008. The decrease was primarily due to outflows of $9.7 billion, most notably from our funds of hedge funds and the liquidation of our proprietary single manager hedge funds. Additionally, the reduction in the fair value of the segment’s underlying portfolio investments of $1.6 billion contributed to the overall decrease. These decreases were partially offset by inflows of $6.9 billion, principally capital raised in our funds of hedge funds.

Assets Under Management

Assets Under Management were $52.8 billion at September 30, 2009, a decrease of $6.3 billion, or 11%, compared to $59.2 billion at September 30, 2008. The change from the third quarter of 2008 was driven primarily by outflows of $12.6 billion, primarily from our funds of hedge funds and credit-oriented funds and the liquidation of our proprietary single manager hedge funds also contributed to the decrease in Assets Under Management. Partially offsetting the outflows was $7.2 billion of inflows, primarily in our funds of hedge funds and credit-oriented funds.

Capital Deployed

Limited Partner Capital Invested in certain credit-oriented carry funds totaled $87.3 million for the three months ended September 30, 2009, a decrease of $570.3 million compared to $657.6 million for the three months ended September 30, 2008. Limited Partner Capital Invested was $407.8 million for the nine months ended September 30, 2009, a decrease of $1.1 billion compared to $1.5 billion for the nine months ended September 30, 2008. The decreases reflected a reduction in new investments made in certain of our credit-oriented carry funds as a result of a reduction in completed leveraged finance transactions.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$94,566	$157,026	$(62,460)	-40%	$268,009	$296,669	$(28,660)	-10%
Investment Income (Loss) and Other	2,777	3,716	(939)	-25%	3,874	8,139	(4,265)	-52%

Total Revenues	97,343	160,742	(63,399)	-39%	271,883	304,808	(32,925)	-11%

Expenses
Compensation and Benefits	57,686	82,295	(24,609)	-30%	162,877	177,836	(14,959)	-8%
Other Operating Expenses	22,666	17,352	5,314	31%	57,376	40,950	16,426	40%

Total Expenses	80,352	99,647	(19,295)	-19%	220,253	218,786	1,467	1%

Economic Net Income	$16,991	$61,095	$(44,104)	-72%	$51,630	$86,022	$(34,392)	-40%

Revenues

Revenues were $97.3 million for the three months ended September 30, 2009, a decrease of $63.4 million, or 39%, compared to $160.7 million for the three months ended September 30, 2008. The change was primarily driven by a decrease in fees generated by our fund placement business of $41.7 million as efforts to raise capital continued to prove challenging in the current economic environment because limited partners continued to experience allocation and liquidity issues. The third quarter of 2009 continued to be favorable for our corporate advisory businesses as the opening of debt and equity markets helped increase business flow and deal announcements. However, revenues were down $10.9 million and $9.9 million, respectively, in our restructuring and reorganization and corporate and mergers and acquisitions advisory businesses as the third quarter of 2008 included large transaction fees.

Revenues were $271.9 million for the nine months ended September 30, 2009, a decrease of $32.9 million, or 11%, compared to $304.8 million for the nine months ended September 30, 2008. The change was driven by a decrease of $84.8 million in fees generated by our fund placement business, due to the same economic factors for the quarterly activity noted above. This decrease was partially offset by an increase in restructuring and reorganization advisory services business of $45.0 million and our corporate and mergers and acquisitions advisory services business of $11.2 million. Our restructuring and reorganization advisory services business has benefited from continued credit market turmoil and low levels of available liquidity which have led to increased bankruptcies, debt defaults and debt restructurings. The fees generated by our corporate and mergers and acquisitions advisory services business have increased as clients increasingly looked to us for independent advice in complicated transactions.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $80.4 million for the three months ended September 30, 2009, a decrease of $19.3 million, or 19%, compared to $99.6 million for the three months ended September 30, 2008. Expenses were $220.3 million for the nine months ended September 30, 2009, relatively flat compared to $218.8 million for the nine months ended September 30, 2008. Compensation and Benefits decreased $24.6 million and $15.0 million compared to the three and nine months ended September 30, 2008, respectively, due to a year-over-year decline in Advisory Fees, as a portion of compensation is directly related to the performance of each of the advisory businesses. Other Operating Expenses increased $5.3 million and $16.4 million over the three and nine months ended September 30, 2008, respectively, principally due to bad debt expense associated with one contract.

Liquidity and Capital Resources

Liquidity and Capital Resources

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, which are typically less than 5% of the assets under management of a fund, or pay distributions to unitholders.

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated and business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Non-controlling Interests in Consolidated Entities in the condensed consolidated financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees. For the three months ended September 30, 2009, we had total management and advisory fees and interest income of $379.0 million and total expenses of $284.1 million, generating Net Fee Related Earnings from Operations of $94.9 million for the quarter. For the nine months ended September 30, 2009, we had total management and advisory fees and interest income of $1.1 billion and total expenses of $800.1 million, generating Net Fee Related Earnings from Operations of $271.2 million through September 30, 2009.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own liquid funds and access to our debt capacity, including our $850 million committed credit facility and the proceeds from our issuance of senior notes. On May 11, 2009, we entered into a new $850 million line of credit (“New Credit Facility”). The New Credit Facility provides for revolving credit borrowings, with a final maturity date of May 10, 2010. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The New Credit Facility is unsecured and unguaranteed. At September 30, 2009, there were no outstanding borrowings against our New Credit Facility. On August 20, 2009, we issued $600 million of senior notes at a rate of 6.625% per annum due August 15, 2019. The interest is payable semi annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. We plan to use the proceeds for general corporate purposes. As of September 30, 2009, Blackstone had $486.5 million in cash, $1 billion invested in high grade liquid debt strategies and $492.5 million invested in liquid Blackstone Funds, against $673.4 million in outstanding borrowings.

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

The following table is a reconciliation of Net Cash Provided by Operating Activities presented on a GAAP basis to Adjusted Cash Flows from Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Net Cash Provided by (Used in) Operating Activities	$(787,058)	$421,504	$(94,472)	$692,483
Unrealized Depreciation on Hedge Activities	(8,799)	—	(8,799)	—
Changes in Operating Assets and Liabilities	(64,241)	96,073	(268,291)	(332,326)
Investments Purchased	1,030,000	—	1,030,000	—
Blackstone Funds Related Investment Activities	(137,307)	(351,860)	(450,150)	(100,729)
Net Realized Gains (Losses) on Investments	(48,818)	(204,373)	(140,377)	(86,074)
Non-controlling Interests in Income of Consolidated Entities	437,671	1,092,158	1,654,548	2,444,730
Realized Gains (Losses) — Blackstone Funds	37,061	(31,473)	33,602	(11,241)
Cash Flows from Operations — Adjustments
Interests Held by Blackstone Holdings Limited Partners (a)	(357,230)	(1,003,425)	(1,492,343)	(2,383,885)
Incremental Cash Tax Effect (b)	30,655	(27,605)	45,296	(74,836)

Adjusted Cash Flows from Operations	$131,934	$(9,001)	$309,014	$148,122

The following table provides the details of the components of Adjusted Cash Flows from Operations. Adjusted Cash Flows from Operations is the principal factor in determining the amount of distributions to unitholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Fee Related Earnings
Total Management and Advisory Fees (c)	$379,031	$469,193	$1,071,309	$1,149,153
Total Expenses (d)	284,092	317,383	800,062	839,339

Net Fee Related Earnings from Operations	94,939	151,810	271,247	309,814

Performance Fees and Allocations Net of Related Compensation (e)	(1,820)	5,237	(1,346)	28,571

Blackstone Investment Income (f)
Liquid	23,183	(167,436)	38,430	(204,325)
Illiquid	15,632	1,389	683	14,062

	38,815	(166,047)	39,113	(190,263)

Adjusted Cash Flows from Operations	$131,934	$(9,001)	$309,014	$148,122

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (g)	$121,259	$167,781	$323,568	$371,343

(a)	Represents an adjustment to add back net income (loss) allocable to interest holders of Blackstone Holdings Limited Partners after the Reorganization recorded as Non-Controlling Interests.
(b)	Represents the provisions for and/or adjustments to income taxes that were calculated using the same methodology applied in calculating such amounts for the period after the reorganization.
(c)	Comprised of total segment Management and Advisory Fees plus Interest Income.
(d)	Comprised of total segment compensation expense (excluding compensation expense related to Performance Fees and Allocations pursuant to Blackstone’s profit sharing plans related to carried interest and incentive fees which are included in (e) below), other operating expenses and Blackstone’s estimate of cash taxes currently due.
(e)	Represents realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. The negative amounts for the three and nine months ended September 30, 2009 are the result of timing differences between the tax payment due date on certain taxable Performance Fees and Allocations and the cash receipt date of such Performance Fees and Allocations.
(f)	Comprised of Blackstone’s investment income (realized and unrealized) from its liquid investments in its Credit and Marketable Alternatives segment as well as its net realized investment income from its illiquid investments, principally in its Corporate Private Equity and Real Estate Segments and permanent impairment charges on certain illiquid investments.
(g)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Adjusted Cash Flows from Operations reconciliation presented above, which is included in (b), and segment interest and segment depreciation and amortization. The cash taxes payable component of (b) was $16.0 million and $6.2 million for the three months ended September 30, 2009 and 2008, respectively, and $30.0 million and $36.6 million for the nine months ended September 30, 2009 and 2008, respectively. Interest and depreciation and amortization was $10.3 million and $9.7 million for the three months ended September 30, 2009 and 2008, respectively, and $22.3 million and $24.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (4) fund modest capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of September 30, 2009, consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Corporate Private Equity
BCP VI	$500,000	$500,000
BCP V	629,356	209,400
BCP IV	150,000	15,329
BCOM	50,000	5,074

Real Estate Funds
BREP VI	750,000	438,425
BREP V	52,545	7,905
BREP International II	29,180	4,341
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	100,000
BSSF I	6,992	—
BSSF II	43,008	9,781
CMBS Fund	4,010	—

Credit and Marketable Alternatives
BMEZZ II	17,692	2,725
BMEZZ	41,000	2,609
Strategic Alliance	50,000	20,928
Blackstone Credit Liquidity Partners	32,244	7,428
Value Recovery	25,000	4,411
GSO Capital Solutions	42,200	39,125
Other (a)	12,807	575

Total	$2,606,034	$1,371,349

(a)	Represents capital commitments to a number of other Credit and Marketable Alternatives funds.

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

In addition to the cash we received in connection with our IPO, debt offering and our borrowing facilities, we expect to receive (1) cash generated from operating activities, (2) carried interest and incentive income realizations, and (3) realizations on the carry fund investments that we make. Blackstone’s investment income from our liquid investments (whether or not realized) in our Credit and Marketable Alternatives segment is also included in our Adjusted Cash Flows from Operations. The amounts received from the latter three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

We expect to use our Adjusted Cash Flows from Operations to make cash distributions to our common unitholders in accordance with our distribution policy. As we have previously reported, our current intention is to distribute to our common unitholders substantially all of our net after-tax share of our annual Adjusted Cash Flows from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to common unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. As we have previously reported, until December 31, 2009, Blackstone personnel and others who hold Blackstone Holdings partnership units (and who own approximately 72% of all outstanding units, with common unitholders holding the remaining 28%) will not receive any distributions with respect to their Blackstone Holdings partnership units (other than tax distributions in the circumstances specified in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) for a year unless and until our common unitholders receive aggregate distributions of $1.20 per common unit for such year. We do not intend to maintain this priority allocation after December 31, 2009.

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

The Blackstone Group L.P. has declared a quarterly distribution of $0.30 per common unit to record holders of common units at the close of business on November 30, 2009. This distribution will be paid on December 11, 2009. This distribution will total approximately $91 million, compared to Blackstone’s Adjusted Cash Flow from Operations of approximately $132 million for the three-month period ended September 30, 2009. The amount of the distributions to common unitholders payable for the remainder of 2009 will depend on the amount of Blackstone’s Adjusted Cash Flow from Operations for the full year 2009 and other factors.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2009, we repurchased a combination of 4,689,091 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $30.5 million. During the three months ended September 30, 2009, Blackstone repurchased 59,225 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $0.8 million. As of September 30, 2009, the amount remaining available for repurchases was $339.5 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. At September 30, 2009, we had partners’ equity of $5.4 billion, including $486.5 million in cash, $1 billion invested in high grade liquid debt strategies and $492.5 million invested in liquid Blackstone Funds, against $673 million in outstanding borrowings.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

Principles of Consolidation

Our policy is to combine, or consolidate, as appropriate, those entities in which, through Blackstone personnel, we have control over significant operating, financial or investing decisions of the entity.

For entities that are determined to be variable interest entities (“VIEs”), we consolidate those entities where we absorb a majority of the expected losses or a majority of the expected residual returns, or both, of such entity pursuant to the requirements of consolidation under GAAP. The evaluation of whether a fund is subject to the requirements of GAAP as a VIE and the determination of whether we should consolidate such a VIE requires management’s judgment. In addition, we consolidate those entities we control through a majority voting interest or otherwise, including those Blackstone Funds in which the general partners are presumed to have control. All intercompany transactions and balances have been eliminated.

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

Investment Income. Blackstone invests in corporate private equity funds, real estate funds, funds of hedge funds and credit-oriented funds that are not consolidated. The Partnership accounts for these investments under the equity method of accounting. Blackstone’s share of operating income generated by these investments is recorded as a component of Investment Income. That amount reflects the fair value gains and losses of the associated funds’ underlying investments as we retain the specialized investment company accounting of these funds as permitted by GAAP. These funds generate realized and unrealized gains from underlying corporate private equity and real estate investments and investments in credit and marketable alternatives funds which reflect a combination of internal and external factors as described below. In addition, third-party hedge fund managers provide information regarding the valuation of hedge fund investments. Investment income is realized when we redeem all or a portion of our investment or when we receive cash income, such as from a dividend or distribution, from an investment in one of our funds which is not consolidated. Unrealized investment income (loss) results from changes in the fair value of the underlying investment as well as normal accruals related to such investments.

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

Investments, at Fair Value

The Blackstone Funds are, for GAAP purposes, investment companies that reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”) at fair value. We have retained the specialized accounting under GAAP for the Blackstone Funds with respect to consolidated investments. Thus, such consolidated funds investments are reflected on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of private investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and balance sheets, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. With respect to real estate investments, in determining fair values we considered projected operating cash flows and balance sheets, sales of comparable assets, if any, and replacement costs among other measures. The methods used by us to estimate the fair value of private investments include the discounted cash flow method (using a likely next buyer’s capital structure and not Blackstone’s, or the applicable Blackstone Fund’s, existing capital structure) and/or capitalization rates (“cap rates”) analysis. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables and in some instances by reference to option pricing models or other similar methods. The Partnership weighs various factors, including but not limited to, sovereign risk, regulatory approval, financing and completion of due diligence, when valuing investments where definitive agreements have been reached between the Partnership and counterparties to sell an investment with an extended settlement. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of financial instruments in Level I include listed equities and listed derivatives. As required by the fair value guidance under GAAP, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

•

Level III — Pricing inputs are unobservable for the instrument and includes situations where there is little, if any, market activity for the instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, credit-oriented funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

Goodwill. We test goodwill for impairment at the operating segment level (the same as our reportable segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next five years and keep the growth rates for years six through twenty flat to the growth rate used in year five. We assume no terminal value for any segment, nor do we apply a control premium. The discounted cash flow analysis assumes interest expense on our senior notes and a charge for the unused commitment fees on our revolving credit facility, both of which are allocated to each segment. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

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

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives in accordance with the GAAP guidance regarding intangible assets. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

No impairments were identified as of December 31, 2008. However, a prolonged period of weakness in the Blackstone Funds’ performance or in our ability to earn fee income from management, advisory and incentive fee contracts could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including establishing certain special purpose entities (“SPEs”), owning securities or interests in SPEs and providing investment and collateral management services to SPEs. There are two main types of SPEs — qualifying special purposes entities (“QSPEs”), which are entities whose permitted activities are limited to passively holding financial interests in distributing cash flows generated by the assets, and VIEs. Certain combined entities of the Blackstone Funds transact regularly with VIEs which do not meet the QSPE criteria due to their permitted activities not being sufficiently limited or because the assets are not deemed qualifying financial instruments. Under the GAAP consolidation guidance, we consolidate those VIEs where we absorb either a majority of the expected losses or residual returns (as defined) and are therefore considered the primary beneficiary. Our primary involvement with VIEs consists of investments in corporate private equity, real estate, funds of hedge funds and credit-oriented funds. For additional information about our involvement with VIEs, see Note 4, “Investments — Investment in Variable Interest Entities” in the Notes to the Condensed Consolidated Financial Statements.

In addition to VIEs, in the ordinary course of business certain combined entities of the Blackstone Funds issue various guarantees to counterparties in connection with investments, debt, leasing and other transactions. See Note 11, “Commitments and Contingencies” in Notes to the Condensed Consolidated Financial Statements for a discussion of guarantees.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2009 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	October 1, 2009 to December 31, 2009	2010–2011	2012–2013	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$13,340	$100,665	$91,540	$331,967	$537,512
Purchase Obligations	5,318	13,750	—	—	19,068
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	600,000	600,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	10,048	79,500	79,500	223,704	392,752
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	297	48,305	12,022	5,040	65,664
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	124	933	189	27	1,273
Blackstone Funds Debt Obligations Payable (f)	1,619	—	1,785	—	3,404
Interest on Blackstone Funds Debt Obligations Payable (g)	26	80	30	—	136
Blackstone Fund Capital Commitments to Investee Funds (h)	27,579	—	—	—	27,579
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreement (i)	—	—	—	884,395	884,395
Blackstone Operating Entities Capital Commitments to Blackstone Funds (j)	1,371,349	—	—	—	1,371,349

Consolidated Contractual Obligations	1,429,700	243,233	185,066	2,045,133	3,903,132
Blackstone Funds Debt Obligations Payable (f)	(1,619)	—	(1,785)	—	(3,404)
Interest on Blackstone Funds Debt Obligations Payable (g)	(26)	(80)	(30)	—	(136)
Blackstone Fund Capital Commitments to Investee Funds (h)	(27,579)	—	—	—	(27,579)

Blackstone Operating Entities Contractual Obligations	$1,400,476	$243,153	$183,251	$2,045,133	$3,872,013

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statement of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents borrowings from the 6.625% senior notes we issued. As of September 30, 2009 we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.

(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2009, at spreads to market rates pursuant to the financing agreements, and range from 1.09% to 1.50%.
(f)	These obligations are those of the Blackstone Funds.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2009, at spreads to market rates pursuant to the financing agreements, and range from 1.25% to 4.64%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed and Consolidated Financial Statements and shown in Note 10 differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds and limited partner capital funding to other funds. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

We had approximately $6.0 million of letters of credit outstanding to provide collateral support related to a credit facility at September 30, 2009.

Certain real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. At September 30, 2009, such guarantees amounted to $7.0 million.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2009.

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

At September 30, 2009, none of the general partners of our corporate private equity, real estate or credit-oriented funds had any current cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner has reflected a reserve for potential clawback obligations to the limited partners of some of our carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received carried interest distributions with respect to such fund’s realized investments. However, under the terms of those funds’ governing agreements described above, no clawback payment is currently due. Moreover, for those carry funds with a potential clawback obligation which would only be due at the end of the life of the respective fund, those terms, including available contemplated extensions, are currently anticipated to expire at various points beginning toward the end of 2012 and extending through 2018. Further extensions of such terms may be implemented under given circumstances (subject in many cases to investor approval).

Since the inception of the funds, the general partners have not been required to make any cash clawback payment. For further information on cash clawback payments, see the Contingent Repayment Guarantee section of Note 10, “Related Party Transactions” and the Contingent Obligations (Clawback) section of Note 11, “Commitments and Contingencies” to the Notes to the Condensed Consolidated Financial Statements.

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

Effect on Fund Management Fees

Our management fees are based on (1) third parties’ capital commitments to a Blackstone Fund, (2) third parties’ capital invested in a Blackstone Fund, or (3) the net asset value, or NAV, of a Blackstone Fund or separately managed account as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds or separately managed accounts. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds and separately managed accounts in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2009, approximately 29% of our fund management fees were based on the NAV of the applicable funds or separately managed accounts. For the nine months ended September 30, 2008, approximately 37% of our fund management fees were based on the NAV of the applicable funds or separately managed accounts.

Market Risk

The Blackstone Funds hold investments and securities sold not yet purchased, both of which are reported at fair value. Based on the fair value as of September 30, 2009, we estimate that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $34.5 million on an annual basis, (2) performance fees and allocations, net of the related compensation expense, would decrease by $142.6 million, and (3) investment income, net of the related compensation expense, would decrease by $117.6 million. Based on the fair value as of September 30, 2008, we estimated that a 10% decline in fair value of the investments and securities would have the following effects: (1) management fees would decrease by $41.3 million on an annual basis, (2) performance fees and allocations, net of related compensation expense, would decrease by $251.0 million, and (3) investment income, net of related compensation expense, would decrease by $206.8 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined by the fair value guidance under GAAP, are: Corporate Private Equity $17.8 billion (91% Level III), Real Estate $8.0 billion (92% Level III), and Credit and Marketable Alternatives $36.2 billion (84% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part II, Item 1A. Risk Factors” below. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2009, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (1) management fees would decrease by $9.1 million on an annual basis, (2) performance fees and allocations, net of related compensation expense, would decrease by $36.6 million, and (3) investment income, net of related compensation expense, would decrease by $19.2 million.

As of September 30, 2008, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (1) management fees would decrease by $7.9 million on an annual basis, (2) performance fees and allocations, net of the related compensation expense, would decrease by $59.3 million, and (3) investment income, net of the related compensation expense, would decrease by $22.7 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our recent debt offering into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2009 and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase by $5.2 million on an annual basis, in the event interest rates were to increase by one percentage point.

Blackstone maintains a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds and open-ended bond mutual funds. We estimate that our investment income would decrease by $29.2 million, or 1.9% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point.

Based on our debt obligations payable as of September 30, 2008, we estimated that interest expense relating to variable rate debt obligations payable would increase by $9.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

Credit Risk

Certain Blackstone Funds and the Investee Funds are subject to certain inherent risks through their investments.

The Treasury Liquidity Portfolio contains certain credit risks including, but not limited to, exposure to uninsured deposits with financial institutions, unsecured corporate bonds and mortgage-backed securities. These exposures are actively monitored on a continuous basis and positions are reallocated based on changes in risk profile, market or economic conditions.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The amended complaint also includes five purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of five companies. Blackstone believes that this suit is totally without merit and intends to defend it vigorously.

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint filed in the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose that (a) certain investments made by Blackstone’s private equity funds were performing poorly at the time of the IPO and were materially impaired and (b) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1). In September 2009 the District Court judge dismissed the complaint with prejudice, ruling that even if the allegations in the complaint were assumed to be true, the alleged omissions were immaterial. In October 2009 the plaintiffs filed a notice of appeal of the District Court’s ruling.

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

In early 2009 the New York State Attorney General launched an investigation into possible illegal conduct by some placement agents that assisted certain alternative investment funds who were retained to manage investments for New York State’s pension funds. In respect of this investigation, the State of New York banned the use of all placement agents, lobbyists and other paid intermediaries in making investments by the state’s pension funds. The Illinois and New Mexico legislatures adopted similar measures and other government officials are considering similar actions. In August 2009 the U.S. Securities and Exchange Commission (“SEC”) released a proposed rule regarding asset managers’ dealings with public pension funds. The proposed rule would ban the use of placement agents to obtain funds from public pension funds.

Our fund placement business, Park Hill Group, provides extensive and needed services to its client alternative investment funds in connection with their marketing of investments in their funds to pension funds and other investors, in contrast to the placement agents investigated by the New York Attorney General for illegal conduct. But if other states were to impose similar bans on their pension funds dealing with all placement agents as New York State, Illinois and New Mexico have done, or more significantly, if the SEC were to adopt its proposed rule banning the use of placement agents to obtain funds from public pension funds, Park Hill’s business would be materially and adversely affected.

Reference is made to the item under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 which is captioned “Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Changes in tax law and other legislative or regulatory changes could adversely affect us.” In addition to the various legislative and regulatory developments discussed in that item, in recent months there have been various other legislative and regulatory proposals in the U.S. and in the European Union that would if adopted result in additional burdens on our business and would otherwise adversely affect us.

Recent legislative or regulatory proposals in the U.S. include designating a Federal agency as the financial system’s systemic risk regulator with authority to review the activities of all financial institutions, including alternative asset managers, and to impose regulatory standards on any companies deemed to pose a threat to the financial health of the U.S. economy; authorizing federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation’s financial system; and proposed new ground rules for private equity investments in failed banks that would make the acquisition of a failed bank less attractive for a private equity fund. In addition, a bill is pending in Congress that would require investment managers to private equity funds, hedge funds, real estate funds and other private investment vehicles with at least $150 million in assets under management to register with the SEC under the U.S. Investment Advisers Act of 1940, maintain books and records in accordance with SEC requirements and become subject to SEC examinations and information requests in order to remain exempt from the substantive provisions of the 1940 Act. All of Blackstone’s U.S. investment advisory entities that advise our various funds are already registered under the Investment Advisers Act, but the bill would also impose new reporting, record-keeping and disclosure requirements on each registered investment advisor and would expand the SEC’s rule-making and enforcement authority.

A directive introduced by the European Commission that would impose a new regulatory scheme on private equity funds and hedge funds operating in the European Union would, if enacted in its proposed form, have a particularly adverse effect on our investment businesses by among other things (a) imposing costly requirements to hire an independent valuation firm based in the European Union to value all of our investment funds’ assets and to hire an independent depositary based in the European Union to hold all of our investments, (b) imposing capital requirements on all of our investment advisors that manage or market investment funds in the European Union, (c) imposing extensive disclosure obligations on our investment funds’ portfolio companies, (d) prohibiting Blackstone from marketing our investment funds to any investors based in a European Union country for three years after enactment of the directive and significantly restricting those marketing activities thereafter, and (e) potentially in effect restricting our investment funds’ investments in companies based in European Union countries.

If enacted, the proposed legislation or regulations noted above could negatively impact us or our funds in a number of ways, including increasing our or our funds’ regulatory costs, imposing additional burdens on our staff, restricting our ability to market our funds and potentially requiring the disclosure of sensitive information. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Blackstone’s non-U.S. advisory entities are, to the extent required, registered with the relevant regulatory authority of the jurisdiction in which the advisory entity is domiciled. In addition, we voluntarily participate in several transparency initiatives, including those organized by the Private Equity Council (“PEC”), the British Private Equity and Venture Capital Association (“BVCA”), the United Nations and others calling for the reporting of information concerning companies in which certain of our funds have investments. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.

Reference is made to the item under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 which is captioned “Legislation has been introduced in the U.S. Congress that would, if enacted, preclude us from qualifying as a partnership for U.S. federal income tax purposes or otherwise increase our tax liability. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the value of our common units.” In addition to the various legislative proposals and bills described in that item, legislation has been introduced in the U.S. Congress this year that is substantially similar to a bill passed by the U.S. House of Representatives in 2008. The legislation would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would require Blackstone to hold interests in entities earning such income through taxable subsidiary corporations, and (2) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain. In addition, in June 2009, legislation was introduced in the U.S. Congress that would tax as corporations publicly traded partnerships that directly or indirectly derive any income from investment advisor or asset management services. President Obama’s administration proposed in its published revenue proposals for 2010 that the current law regarding the treatment of carried interest be changed to treat such income as income received in connection with the performance of services and subject to ordinary income tax. If any such legislation or similar legislation were to be enacted and it applied to us, it would materially increase the amount of taxes payable by Blackstone and/or its unitholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended September 30, 2009. See “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 8. Net Loss Per Common Unit” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

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

On November 3, 2009, the amended and restated agreements of limited partnership of The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. were amended, in each case to:

•

narrow the indemnification provisions (a) to limit indemnification to those circumstances in which an indemnitee acted in good faith and in a manner that the indemnitee reasonably believed to be in or not opposed to the best interests of the applicable partnership and (b) with respect to any alleged conduct resulting in a criminal proceeding against an indemnitee, to deny indemnification if the indemnitee had reasonable cause to believe that his or her conduct was unlawful; and

•	modify the expense advancement provisions to allow the general partner of the applicable partnership to impose conditions upon the advancement of expenses.

In addition, on November 5, 2009, our bonus deferral plan, which was established to provide eligible employees (including named executive officers) with a pre-tax deferred incentive compensation opportunity, was amended to, among other things:

•	provide that deferred compensation payments to participating employees and senior managing directors generally would be satisfied by a delivery of common units of Blackstone;

•

delay the delivery of common units of Blackstone (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations; and

•	ensure compliance with deferred compensation taxation rules.

The foregoing summaries of the amendments to the amended and restated agreements of limited partnership and the bonus deferral plan are qualified by reference to each of the amended and restated partnership agreements and the amended bonus deferral plan, which are each filed as exhibits to this quarterly report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. dated as of November 3, 2009

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P. dated as of November 3, 2009

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P. dated as of November 3, 2009

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P. dated as of November 3, 2009

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P. dated as of November 3, 2009

10.45	The Blackstone Group L.P. Amended and Restated Bonus Deferral Plan Effective November 5, 2009

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2009

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its general partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer