Form 10-K
period 2009-12-31
Blackstone Group L.P.
filed 2010-02-26
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2009 was approximately $2,852.3 million, which includes non-voting common units with a value of approximately $1,149.8 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 19, 2010 was 205,632,807. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 19, 2010 was 109,083,468.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to “Blackstone,” the “Partnership”, “we,” “us” or “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure in June 2007 as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Reorganization”, to Blackstone Group, which comprised certain consolidated and combined entities historically under the common ownership of (a) our two founders, Mr. Stephen A. Schwarzman and Mr. Peter G. Peterson, and our other senior managing directors, (b) selected other individuals engaged in some of our businesses and (c) a subsidiary of American International Group, Inc., to whom we refer collectively as our “predecessor owners” or “pre-IPO owners,” and (2) after our reorganization, to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of our founders and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, CLOs, and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only receive carry on the realization of an investment) that are managed by Blackstone. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and our other credit-oriented funds that are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees or a carried interest allocation);

(b)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(c)	the fair value of assets we manage pursuant to separately managed accounts; and

(d)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Interests related to our funds of hedge funds and certain of our credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

“Fee-earning assets under management” refers to the assets we manage on which we derive management and incentive fees. Our fee-earning assets under management equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital;

(c)	for our real estate debt investment funds, the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts; and

(h)	the gross amount of assets of our CLOs at cost.

Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management or fee-earning assets under management are not based on any definition of assets under management or fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost, depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

PART I

ITEM 1.	BUSINESS

Overview

Blackstone is a leading manager of private capital and provider of financial advisory services. We are one of the largest independent managers of private capital in the world, with assets under management of $98.2 billion as of December 31, 2009. Our alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and publicly-traded closed-end mutual funds. We also provide a wide range of financial advisory services, including corporate and mergers and acquisitions, restructuring and reorganization and fund placement services.

We seek to deliver superior returns to investors in our funds through a disciplined, value-oriented investment approach. Since we were founded in 1985, we have cultivated strong relationships with clients in our financial advisory business, where we endeavor to provide objective and insightful solutions and advice that our clients can trust. We believe our scaled, diversified businesses, coupled with our long track record of investment performance, proven investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses. Our businesses have yielded a significant positive impact on society through, for example, increases in employment, additional capital investment and research and development expense by our portfolio companies, increased tax revenue to federal and local governments and returns to our limited partners. Two of our primary limited partner constituencies are corporate and public pension funds. As a result, to the extent our funds perform well it supports a better retirement for thousands of pensioners.

During 2009 many of the strategies and initiatives we have formulated to enhance our asset management and financial advisory businesses proved successful.

•

We believe our attention to building a stable, diversified business was substantiated with the receipt of an A+/F1 rating with stable outlook from Fitch Ratings and an A rating with stable outlook from Standard & Poor’s.

•	In an uncertain year for financing, we issued $600 million 10-year 6.625% notes in the third quarter of 2009, the proceeds of which we expect to utilize to further our growth strategy.

•

In a very difficult fund-raising environment for many asset managers, we were able to grow fee-earning assets in our investment funds by over 5% during 2009 by continuing to generate attractive risk-adjusted returns in our investment funds and by entering complementary businesses. For example, we have raised over $1.0 billion for our real-estate debt investment funds, an investment business we first entered in 2008.

•

The continued focus of our funds of hedge funds business on the key tenets of its investment approach such as diversification, risk management, due diligence and a focus on downside protection, contributed to that business becoming the leading global institutional funds of hedge funds investment manager with $27.1 billion in assets under management.

•

Our integration of GSO Capital Partners LP (“GSO”), which we purchased in 2008, has produced what we believe is one of the dominant credit investment platforms in the industry today with $24.2 billion in assets under management.

•

Our continued focus on growing our international financial advisory practice resulted in an advisory team with global capabilities and international recognition, evidenced by major advisory assignments in Europe and Asia.

•

The efforts of the operations management group in our Private Equity business, which seeks to create operational improvements to our investments in a multitude of ways, enabled our portfolio companies to successfully weather the tumultuous economic downturn and even grow and create value which, we believe, not only benefits the investors in our investment funds but contributes to economic growth and productivity.

Moreover, we continue to devise and implement strategies to strengthen and grow our asset management and financial advisory businesses. For instance, we recently enhanced our presence in Asia with the opening of an office in Shanghai (to complement our existing offices in Beijing, Hong Kong, Mumbai and Tokyo). In addition, in 2009 we formalized a partnership with the Pudong government of Shanghai to raise and manage a Renminbi-denominated fund focused on investments in China.

As of December 31, 2009, we had 98 senior managing directors and employed approximately 490 other investment and advisory professionals at our headquarters in New York and our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Hong Kong, Houston, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco, Shanghai and Tokyo. We believe that the depth and breadth of the intellectual capital and experience of our professionals are key reasons why we have generated excellent returns while managing downside risk over many years for the investors in our funds. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

Business Segments

Our four business segments are: (1) Private Equity, (2) Real Estate, (3) Credit and Marketable Alternatives, which comprises our management of funds of hedge funds, credit-oriented funds and separately managed accounts, CLOs and publicly-traded closed-end mutual funds, and (4) Financial Advisory, which comprises our corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. The Credit and Marketable Alternatives segment was formerly known as Marketable Alternative Asset Management and has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in Blackstone’s results of operation.

Information about our business segments should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Private Equity Segment

Our Private Equity segment, established in 1987, is a global business with 107 investment professionals and offices in New York, London, Menlo Park, Mumbai, Hong Kong, Beijing and Shanghai. We are a world leader in private equity investing, having managed five general private equity funds as well as one specialized fund focusing on communications-related investments. In addition, we are in the process of raising our seventh private equity fund and are seeking to launch complementary investment funds to separately target investments in each of the infrastructure and clean technology asset classes. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S.-based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (e.g., investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. Our existing Private Equity funds, which we refer to as the Blackstone Capital Partners (“BCP”) funds, invest primarily in control-oriented, privately negotiated investments and generally utilize leverage in consummating the investments they make. As of December 31, 2009, our Private Equity segment had $24.8 billion of assets under management, or 25.2% of our total assets under management. For more information concerning the revenues and fees we derive from our Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate Segment

We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, two internationally focused real estate funds, a European focused real estate fund and a number of real estate debt-investment funds. Our real estate funds, which we refer to as the Blackstone Real Estate Partners (“BREP”) funds, have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. The BREP funds invest primarily in control-oriented, privately negotiated real estate investments and generally utilize leverage in consummating the investments they make. In addition, our debt-investment funds target non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe. The Real Estate segment is comprised of 69 investment professionals with offices in New York, Chicago, London, Paris, Mumbai, Tokyo, and Hong Kong. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Private Equity segment, including global scope, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. As of December 31, 2009, our Real Estate segment had $20.4 billion of assets under management, or 20.8% of our total assets under management. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Credit and Marketable Alternatives Segment

Our Credit and Marketable Alternatives segment comprises our funds of hedge funds, credit-oriented funds, separately managed accounts and CLO vehicles and publicly-traded closed-end mutual funds. As of December 31, 2009, our Credit and Marketable Alternatives segment had $53.0 billion of assets under management, or 54.0% of our total assets under management. For more information concerning the revenues and fees we derive from our Credit and Marketable Alternatives segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Funds of hedge funds. Our funds of hedge funds group, which we refer to as Blackstone Alternative Asset Management or “BAAM”, was organized in 1990 and manages a variety of funds of hedge funds and separately managed accounts. Working with our clients over the past 20 years, BAAM has developed into a leading manager of institutional funds of hedge funds with 80 investment professionals and offices in New York, London and Hong Kong. BAAM’s overall investment philosophy is to utilize leading non-traditional investment managers to achieve attractive risk-adjusted returns with relatively low volatility and low correlation to traditional asset classes. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. Although certain underlying managers that BAAM invests with may utilize leverage in connection with the investments those managers make in their respective underlying hedge funds, BAAM does not utilize long-term leverage for the investments it makes in the underlying hedge funds. Our funds of hedge funds operation had $27.1 billion of assets under management as of December 31, 2009.

Credit-oriented businesses / CLOs. Our credit-oriented funds, CLO and separately managed accounts are managed by our subsidiary, GSO Capital Partners (“GSO”), which we acquired in March 2008. GSO is a major participant in the leveraged finance markets with $24.2 billion of assets under management as of December 31, 2009. Our credit-oriented businesses have 73 investment professionals and offices in New York, London and Houston. The credit-oriented funds we manage or advise include senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds focused on the leveraged finance marketplace. In addition, GSO manages a number of credit-oriented separately managed accounts. Those funds or accounts have investment portfolios comprised of securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with the investments the credit-oriented funds or separately managed accounts make. In addition, GSO manages 24 separate CLO vehicles with total assets under management of approximately $13.3 billion focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

Closed-End Mutual Funds. In 2005, we were appointed the investment manager and adviser of two publicly-traded closed-end mutual funds called The India Fund and The Asia Tigers Fund. The India Fund, with $1.6 billion in assets under management as of December 31, 2009, trades on the New York Stock Exchange under the symbol “IFN.” The India Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Indian companies. The Asia Tigers Fund, with $76.9 million in assets under management as of December 31, 2009, trades on the New York Stock Exchange under the symbol “GRR.” The Asia Tigers Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Asian companies.

Financial Advisory Segment

Our Financial Advisory segment comprises our corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with 227 professionals and offices in New York, Atlanta, Chicago, Dallas, Boston, Los Angeles, San Francisco, Menlo Park, London, Paris, Hong Kong, Beijing and Tokyo.

Financial and Strategic Advisory Services (“Blackstone Advisory Partners L.P.”). Our financial and strategic advisory business, “Blackstone Advisory Partners L.P.,” has been an independent provider of creative solutions in complex and critical financial advisory assignments for over 24 years. We focus on a wide range of transaction execution capabilities with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales with offices in New York, London, Hong Kong, Atlanta, Boston, Menlo Park, Paris and Beijing. Recent clients include Aluminum Corporation of China, American International Group, Inc. (“AIG”), Flextronics International LTD., Genworth Financial, Inc., Kraft Foods, Pennsylvania Insurance Commission, The Procter & Gamble Company, Publicis Groupe S.A., Reuters Group PLC, Suez S.A. and Xerox Corporation. The success of Blackstone Advisory Partners L.P. has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 21 senior managing directors in Blackstone Advisory Partners L.P. have an average of 20 years of experience in providing corporate finance and mergers and acquisitions advice.

Restructuring and Reorganization Advisory Services. Our restructuring and reorganization advisory operation is one of the leading advisers to companies and creditors in restructurings and bankruptcies with offices in New York and London. Our restructuring and reorganization advisory clients include companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This operation is particularly active in large, complex and high-profile bankruptcies and restructurings, where we have advised clients in both out-of-court restructurings and Chapter 11 reorganizations as well as provided general advice. Some of the recent clients that we have advised include AIG, Allied Capital, American Axle & Manufacturing, BAA, Delta Air Lines, Ford Motor Company, MBIA, Nortek, SemGroup, Thule and W.R. Grace. Senior-level attention, global emphasis and the ability to facilitate prompt resolutions are critical ingredients in our restructuring and reorganization advisory approach. We have one of the most seasoned and experienced restructuring and reorganization advisory operations in the financial services industry, working on a significant share of all major restructuring assignments. Our seven senior managing directors in this area have an average of 20 years of experience in restructuring assignments and employ the skills we feel are crucial to successful restructuring assignments.

Park Hill Group. Park Hill Group provides fund placement services for private equity funds, real estate funds, venture capital funds and hedge funds. Park Hill Group primarily provides placement services to unrelated third-party sponsored funds. It also assists us in raising capital for our own investment funds from time to time and providing insights into new alternative asset products and trends. Park Hill Group and our investment funds each benefit from the others’ relationships with both limited partners and other fund sponsors.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2009, 2008 and 2007 is set forth in Note 19. “Segment Reporting” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds. Each fund has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund will invest.

Private Equity Funds

Our Private Equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) will present a proposed transaction at a weekly review committee meeting comprised of the senior managing directors of our Private Equity segment, a number of whom participate in each weekly meeting. Review committee meetings are co-chaired by our President and Chief Operating Officer, Hamilton E. James, and senior managing director, Garrett M. Moran. After discussing the contemplated transaction with the deal team, the review committee decides whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process and provides guidance on strategy, process and other pertinent considerations.

Once a proposed transaction has reached a more advanced stage, it undergoes a detailed interim review by the review committee of our private equity funds. Following assimilation of the review committee’s input and its decision to proceed with a proposed transaction, the proposed investment is vetted by the investment committee. The investment committee of our private equity funds is composed of certain members of our senior management, including Stephen A. Schwarzman and Hamilton E. James, and the senior managing directors of our Private Equity segment. The investment committee is responsible for approving all investment decisions made on behalf of our private equity funds. Both the review committee and the investment committee processes involve a consensus approach to decision making among committee members.

The investment professionals of our private equity funds are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. In addition to members of a deal team and our portfolio operations group, which is responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, all professionals in the Private Equity segment meet several times each year to review the performance of the funds’ portfolio companies.

Real Estate Funds

Our real estate operation has an investment committee similar to that described under “—Private Equity Funds.” The real estate investment committee, which includes Stephen A. Schwarzman, Hamilton E. James and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making and disposition of each BREP fund investment. In addition, the committee approves significant illiquid investments by the real estate debt funds.

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

Credit and Marketable Alternatives

Funds of Hedge Funds

Before deciding to invest in a new hedge fund, our funds of hedge funds team conducts extensive due diligence, including an on-site “front office” review of the hedge fund’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the hedge fund’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the fund investment structures and legal documents. Once initial due diligence procedures are completed and the investment professionals are satisfied with the results of the review, the team will present the potential hedge fund investment to the investment committee of our funds of hedge funds operation. The investment committee is comprised of the senior managing directors on the investment team and other senior investment personnel. This committee meets formally at least once a month to review, and potentially approve, investment and divestment suggestions. If the investment committee approves a potential hedge fund investment, the executive committee of our funds of hedge funds operation, chaired by Blackstone Vice Chairman J. Tomilson Hill, will make the ultimate decision to approve an investment decision. Members of our funds of hedge funds team monitor and review existing hedge fund investments at least weekly. Additionally, J. Tomilson Hill and other senior members of our funds of hedge funds teams meet weekly with Stephen A. Schwarzman and Hamilton E. James to monitor and review our funds of hedge funds.

Credit-Oriented Funds and CLOs

Each of our credit-oriented funds has an investment committee similar to that described under “—Private Equity Funds.” The investment committees for the credit-oriented funds, each of which includes Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover, meet weekly with Stephen A. Schwarzman and Hamilton E. James to discuss investment and risk management activities and market conditions.

The CLO Investment Committee, which is composed of the group’s Senior Managing Directors and Managing Directors, approves all assets prior to the initial investment by any CLO in such asset. The CLO investment team is staffed by 33 professionals, organized across areas of research, portfolio management, trading, and capital formation to ensure active management of the portfolios and to afford focus on all aspects of our CLOs. Investment decisions follow a consensus based approach and require unanimous approval of the Investment Committee. Industry focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation. Once approved, investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for CLO investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our private equity and real estate funds are commitment structured funds, except for two of our real estate debt funds which are structured like hedge funds where all of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our credit-oriented funds may be commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Most of our funds of hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds and separately managed accounts are generally advised by a Blackstone entity serving as investment adviser which is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of each investment fund or account is typically delegated to the investment funds’ respective investment advisers pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable investment funds, the calculation of management fees to be borne by investors in our investment funds, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment funds and certain rights of termination with respect to our investment advisory agreements. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, please see “—Incentive Arrangements / Fee Structure” below. The investment funds themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act excepts from its registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In some cases, one or more of our investment advisers advises funds registered under the 1940 Act. For example, one of our investment advisers advises the two publicly-traded closed-end mutual funds, The India Fund and The Asia Tigers Fund. In addition, GSO serves as an investment sub-adviser to a registered investment advisor which manages a closed-end investment company called FS Investment Corporation, which is registered as a business development company under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all operational and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds and certain credit-oriented funds, third-party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds enable investors in those funds to vote to terminate the investment period by a simple majority vote in accordance with specified procedures or accelerate the withdrawal of their capital on an investor-by-investor basis in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our private equity funds).

Incentive Arrangements / Fee Structure

The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1.0% to 2.0% of the investment fund’s capital commitments during the investment period and from 0.75% to 1.5% of invested capital after the investment period, except that the investment advisers to certain of our credit-oriented and real estate debt carry funds receive an annual management fee that ranges from 1.0% to 1.5% of invested capital throughout the term of the fund. The investment adviser of each of our credit-oriented and certain of our real estate debt funds that are structured like a hedge fund generally receives an annual management fee that ranges from 1.0% to 2.0% of the fund’s net asset value and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to a range of 10% to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “high water mark”). The investment adviser of each of our funds of hedge funds and separately managed accounts that invest in hedge funds is generally entitled to a management fee with respect to each fund it manages ranging from 0.65% to 1.5% of assets under management per annum plus, in some cases, an incentive fee generally ranging from 5% to 10% of the applicable fund’s net appreciation per annum, subject to a highwater mark and in some cases a preferred return. The investment adviser of each of our CLOs receives annual management fees typically equal to 0.50% to 1.25% of each fund’s total assets, subject to certain performance measures related to the underlying assets the CLO owns, and additional management fees which are incentive based (that is, subject to meeting certain return criteria). The investment adviser of our credit-oriented separately managed accounts receives annual management fees typically equal to 0.35% to 0.50% of each account’s invested capital or net asset value. The investment adviser of each of our closed-end mutual funds receives an annual management fee that ranges from 0.75% to 1.1% depending on the amount of assets in the applicable fund.

The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees we receive from our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. The management fees we receive from our separately managed accounts are generally paid on a regular basis (typically quarterly) and may alternatively be based on invested capital or proportionately increase or decrease based on the net asset value of the separately managed account. In each case the management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on as short as 30 days’ prior notice.

The general partner or an affiliate of each of our carry funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-oriented and real estate debt funds are entitled to a carried interest that ranges from 10% to 15% depending on the specific fund. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund or earlier with respect to our real estate funds, as a result of diminished performance of later investments in a carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-oriented and real estate debt carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. Despite the fact that since the inception of the funds, the general partners have not been required to make a cash clawback payment, we have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2009, if the various carry funds were liquidated at their current carrying value. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a very significant portion of our income.

For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors, We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Many of our investment advisors receive customary fees (e.g., acquisition fees or origination fees) upon consummation of many of the funds’ transactions, receive monitoring fees from many of the funds’ portfolio companies for continued advice from the investment adviser, and may from time to time receive disposition and other fees in connection with their activities. The acquisition fees which they receive are generally calculated as a percentage (that generally can range up to 1%) of the total enterprise value of the acquired entity. Most of our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such transaction fees and certain other fees that they receive.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the assets of any particular fund. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Sources of Cash and Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. In some cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time on an annual basis offer to our senior managing directors and employees a part of the general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.

Investors in many of our funds also receive the opportunity to make additional “co-investments” with the investment funds. Our senior managing directors and employees, as well as Blackstone itself, also have the opportunity to make co-investments, which we refer to as “side-by-side investments,” with many of our carry funds. Co-investments and side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund. Co-investments refer to investments arranged by us that are made by our limited partner investors (and other investors in some instances) in a portfolio company or other assets alongside an investment fund. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments. Side-by-side investments are similar to co-investments but are made by senior managing directors, employees and certain affiliates of Blackstone pursuant to a binding election, subject to certain limitations, submitted in January of each year for the estimated activity during the ensuing 12 months under which those persons are permitted to make investments alongside a particular carry fund in all transactions of that fund for that year. Our side-by-side investments are funded in cash and are not generally subject to management fees or carried interest.

Competition

The asset management and financial advisory industries are intensely competitive, and we expect them to remain so. We compete both globally and on a regional, industry and niche basis. We compete on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, reputation, range of products and services, innovation and price.

Asset Management. We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we face competition primarily from sponsors managing other private equity funds, specialized investment funds, hedge funds and other pools of capital, other financial institutions including sovereign wealth funds, corporate buyers and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, any increase in the allocation of amounts of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.

Financial Advisory. Our competitors are other advisory, investment banking and financial firms. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. Our competitors also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services and products in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In the current market environment, we are also seeing increased competition from independent boutique advisory firms focused primarily on mergers and acquisitions and other strategic advisory and/or restructuring services. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

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

Employees

As of December 31, 2009, we employed approximately 1,295 people, including our 98 senior managing directors and approximately 490 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.

All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC (other investment advisers are registered in non-U.S. jurisdictions). Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions.

Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our financial advisory business, is registered as a broker-dealer with the SEC and is a member of The Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Park Hill Group LLC is registered as a broker-dealer with the SEC and is a member of FINRA and is registered as a broker-dealer in several states. Park Hill Group Real Estate Group LLC is also registered as a broker-dealer with the SEC and is a member of FINRA and is registered as a broker-dealer in several states. Our broker-dealer entities are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entities. State securities regulators also have regulatory or oversight authority over our broker-dealer entities.

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

Two of our subsidiaries, The Blackstone Group International Ltd (“BGIL”) and GSO Capital Partners International LLP (“GSO International”), are regulated by the U.K. Financial Services Authority (“FSA”) and are authorized investment managers in the United Kingdom. The U.K. Financial Services and Markets Act 2000, or “FSMA,” and rules promulgated thereunder govern all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the U.K. Financial Services Authority.

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

Available Information

The Blackstone Group L.P. is a Delaware limited partnership that was formed on March 12, 2007.

We file annual, quarterly and current reports and other information with the U.S. Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside our control, including but not limited to changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions and/or other events. In the event of a market downturn each of our businesses could be affected in different ways.

For example, the unprecedented turmoil in the global financial markets during 2008 which continued into 2009 and provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, had a significant material adverse effect on our investment businesses, particularly our private equity and real estate businesses. In the face of wide-spread deteriorating market conditions, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, undertook unprecedented intervention programs, the effects of which remain uncertain. Many economies around the world, including the U.S. economy, experienced and continue to experience significant declines in employment, household wealth, and lending. These events have led to a significantly diminished availability of credit and an increase in the cost of financing. The lack of credit has materially hindered the initiation of new, large-sized transactions for our private equity and real estate segments and has adversely impacted our operating results in recent periods. These events may place additional negative pressure on our operating results going forward.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-oriented funds. Although market conditions have recently shown some signs of improvement, we are unable to predict whether economic and market conditions may continue to improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

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

In addition, our financial advisory business can be materially affected by conditions in the global economy and various financial markets. For example, revenues generated by our financial advisory business are directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of mergers and acquisitions transactions may decrease, thereby reducing the demand for our financial advisory services and increasing price competition among financial services companies seeking such engagements.

Changes in the debt financing markets have negatively impacted the ability of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and have increased the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.

Since the latter half of 2007, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and real estate transactions. Large commercial and investment banks, which have traditionally provided such financing, have demanded higher rates, higher equity requirements as part of private equity and real estate investments, more restrictive covenants and generally more onerous terms in order to provide such financing, and in some cases are refusing to provide financing for acquisitions the type of which would have been readily financed in earlier years. In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

A decline in the pace or size of investment by our private equity and real estate funds or an increase in the amount of transaction and monitoring fees we share with our investors would result in our receiving less revenue from transaction and monitoring fees.

The transaction and monitoring fees that we earn are driven in part by the pace at which our private equity and real estate funds make investments and the size of those investments. Any decline in that pace or the size of such investments would reduce our transaction and monitoring fees. Many factors could cause such a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets.

For example, the current limited financing options for large private equity and real estate investments resulting from the credit market dislocation, has significantly reduced the pace and size of investments by our private equity and real estate funds. In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction and monitoring fees we share with our investors. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we earn.

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common units to decline.

Our revenue, net income and cash flow are all highly variable. For example, our cash flow may fluctuate significantly due to the fact that we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds and fees received by our advisory business can vary significantly from quarter to quarter. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our common units and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our common units or increased volatility in our common unit price generally.

The timing and receipt of carried interest generated by our carry funds is uncertain and will contribute to the volatility of our results. Carried interest depends on our carry funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur. In addition, upon the realization of a profitable investment by any of our carry funds and prior to us receiving any carried interest in respect of that investment, 100% of the proceeds of that investment must generally be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. If we were to have a realization event in a particular quarter, it may have a significant impact on our results for that particular quarter which may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to Blackstone receiving any carried interest, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any carried interest distributions paid to us in respect of that fund since the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any carried interest from that fund. For this reason, due to declines in the carrying values of their underlying portfolio assets, our most recent private equity fund and real estate fund are not expected to generate any carried interest in the near future.

With respect to most of our funds of hedge funds and credit-oriented and real estate debt funds structured like hedge funds, our incentive income is paid annually or semi-annually, and the varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular return threshold. Certain of these funds also have “high water marks” whereby we do not earn incentive income during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If one of these funds experiences losses, we will not be able to earn incentive income from the fund until it surpasses the previous high water mark. This occurred with respect to many such funds in 2009 as a result of investment losses experienced in 2008. The incentive income we earn is therefore dependent on the net asset value of the fund, which could lead to significant volatility in our results.

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

We use cash to (1) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds; (2) provide capital for business expansion; (3) pay operating expenses and other obligations as they arise; (4) fund capital expenditures; (5) repay debt; (6) pay income taxes; and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our IPO and our $600 million debt offering in August 2009, our principal sources of cash are: (1) Net Fee Related Earnings from Operations, (2) Realized Performance Fees and Allocations net of related profit sharing interests that are included in Compensation and (3) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We also maintain a $850 million revolving 364 day credit facility with a final maturity date of May 11, 2010. We had $952 million in cash and $652 million in debt at the end of 2009. During 2009, the firm had adjusted cash flow from operations of $526 million. We also paid distributions to common unitholders of $261 million ($0.90 per common unit) in respect of the first three quarters of 2009 and will make a distribution of approximately $98 million to common unitholders ($0.30 per common unit) in respect of the fourth quarter of 2009. Common unitholders were entitled to a priority distribution of up to $1.20 per unit ahead of Blackstone personnel and others regarding distributions made in respect of fiscal periods from July 1, 2007 through December 31, 2009. As a result, in contrast to the $1.20 per unit of distributions that will have been paid to common unitholders in respect of fiscal 2009, holders of Blackstone Holdings Partnership units will be receiving a distribution of $0.22 per unit in respect of fiscal 2009. Had this distribution priority not been in effect in 2009 so that cash distributions were made to all unitholders on a pro rata basis, the distributions to common unitholders in respect of fiscal 2009 would have been $0.48 per unit instead of $1.20 per unit. On December 31, 2009, this distribution priority ended and therefore all future distributions will be made on a pro rata basis among all holders of Blackstone Holdings units (held by Blackstone personnel and others) and all holders of Blackstone common units (held by public unitholders and others).

If the global economy and conditions in the financing markets fail to improve or worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our adjusted cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds.

Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Item 13. Certain Relationships, Related Transactions and Director Independence—Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of such Blackstone Holdings partnership units and the distributions in respect of these equity interests may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel. Moreover, prior to our IPO, many of our senior managing directors and other senior personnel had interests in each of our underlying businesses which may have entitled to them to a larger amount of cash distributions than they receive in respect of Blackstone Holdings partnership units.

Additionally, the retention of an increasingly larger portion of the Blackstone Holdings partnership units held by senior managing directors is not dependent upon their continued employment with us as those equity interests continue to vest as time passes. Moreover, the minimum retained ownership requirements and transfer restrictions to which these interests are subject in certain instances lapse over time, may not be enforceable in all cases and can be waived. There is no guarantee that the non-competition and non-solicitation agreements to which our senior managing directors are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In addition, these agreements will expire after a certain period of time, at which point each of our senior managing directors would be free to compete against us and solicit investors in our funds, clients and employees.

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

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

Our plan, to the extent that market conditions permit, is to grow our investment and financial advisory businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the investment management and financial advisory businesses. Accordingly, we may pursue growth through acquisitions of other investment management or advisory companies, acquisitions of critical business partners or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (1) the required investment of capital and other resources, (2) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (3) combining or integrating operational and management systems and controls and (4) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (1) the availability of suitable opportunities; (2) the level of competition from other companies that may have greater financial resources; (3) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities; (4) our ability to identify and enter into mutually beneficial relationships with venture partners; (5) and our ability to successfully integrate and oversee the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

Legislation has been introduced in the U.S. Congress in various forms that, if enacted, (i) would preclude us from qualifying as a partnership and/or (ii) would require us to hold carried interest through taxable subsidiary corporations and tax carried interest as ordinary income for U.S. federal income tax purposes. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the market price of our common units.

In 2007, Congress considered legislation that would tax as corporations publicly traded partnerships that directly or indirectly derive income from investment adviser or asset management services. If we were taxed as a corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 10%. If a variation of this proposed legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, this would materially increase our tax liability and could well result in a reduction in the market price of our common units.

In 2008, the U.S. House of Representatives passed a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would generally require us to hold interests in entities earning such income through taxable subsidiary corporations by the end of 2010, and (2) tax carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain, starting with our 2008 taxable year. In December, 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would tax carried interest as ordinary income starting with our 2010 taxable year. However, under a transition rule, the portion of such legislation treating carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships would not apply until our first taxable year beginning 10 years after the date of the enactment of the legislation. In addition, the Obama administration proposed in its published revenue proposals for both 2010 and 2011 that the current law regarding the treatment of carried interest be changed to treat such income as income received in connection with the performance of services and subject to ordinary income tax. If any such legislation or similar legislation were to be enacted and apply to us, it would materially increase our tax liability, which could well result in a reduction in the market price of our common units.

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

In addition, the regulatory environment in which our asset management and financial advisory clients operate may affect our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans. In addition, the U.K. Financial Services Authority recently published a discussion paper on the impact that the growth in the private equity market has had on the markets in the United Kingdom and the suitability of its regulatory approach in addressing risks posed by the private equity market. See “Business—Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.

As a result of the recent economic downturn, acts of serious fraud in the alternative asset management industry and perceived lapses in regulatory oversight, the current environment in which we operate is subject to further regulation. Governmental regulators and other authorities (including those in the U.S. and Europe) have proposed a number of initiatives and additional rules and regulations that could materially and adversely affect our business. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Recent legislative or regulatory proposals in the U.S. include designating a federal agency as the financial system’s systemic risk regulator with authority to review the activities of all financial institutions, including alternative asset managers, and to impose regulatory standards on any companies deemed to pose a threat to the financial health of the U.S. economy; authorizing federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation’s financial system; and new ground rules for private equity investments in failed banks that make the acquisition of a failed bank less attractive for a private equity fund. In addition, a bill is pending in the U.S. Congress that would require investment managers of private equity funds, hedge funds, real estate funds and other private investment vehicles with at least $150 million in assets under management to register with the SEC under the U.S. Investment Advisers Act of 1940, maintain books and records in accordance with SEC requirements and become subject to SEC examinations and information requests in order to remain exempt from the substantive provisions of the 1940 Act. All of Blackstone’s U.S. investment advisory entities that advise our various funds are already registered under the Investment Advisers Act, but the bill would also impose new reporting, record-keeping and disclosure requirements on each registered investment advisor and would expand the SEC’s rule-making and enforcement authority.

Legislation has been adopted in Australia, Denmark, Germany and Italy that limits the tax deductibility of interest expense incurred by companies in those countries. These measures will most likely adversely affect portfolio companies in those countries in which our private equity funds have investments and limit the benefits of additional investments in those countries. Our private equity business is subject to the risk that similar measures might be introduced in other countries in which our private equity funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest.

A directive introduced by the European Commission that would impose a new regulatory scheme on private equity funds and hedge funds operating in the European Union would, if enacted in its original proposed form, have a particularly adverse effect on our investment businesses by among other things (a) imposing costly requirements to hire an independent valuation firm based in the European Union to value all of our investment funds’ assets and to hire an independent depositary based in the European Union to hold all of our investments, (b) imposing capital requirements on all of our investment advisors that manage or market investment funds in the European Union, (c) imposing extensive disclosure obligations on our investment funds’ portfolio companies, (d) prohibiting Blackstone from marketing our investment funds to any investors based in a European Union country for three years after enactment of the directive and significantly restricting those marketing activities thereafter, and (e) potentially in effect restricting our investment funds’ investments in companies based in European Union countries. If enacted in that form or in a revised form, the proposed legislation or regulations noted above could negatively impact us or our funds in a number of ways, including increasing our or our funds’ regulatory costs, imposing additional burdens on our staff, restricting our ability to market our funds and potentially requiring the disclosure of sensitive information.

Blackstone’s non-U.S. advisory entities are, to the extent required, registered with the relevant regulatory authority of the jurisdiction in which the advisory entity is domiciled. In addition, we voluntarily participate in several transparency initiatives, including those organized by the Private Equity Council (“PEC”), the British Private Equity and Venture Capital Association (“BVCA”) and others calling for the reporting of information concerning companies in which certain of our funds have investments. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.

In addition, U.S. and foreign labor unions have recently been agitating for greater legislative and regulatory oversight of private equity firms and transactions. Labor unions have also threatened to use their influence to prevent pension funds from investing in private equity funds.

In 2009 the New York State Attorney General launched an investigation into possible illegal conduct by some placement agents that assisted certain alternative investment funds who were retained to manage investments for New York State’s pension funds. In respect of this investigation, the State of New York banned the use of all placement agents, lobbyists and other paid intermediaries in making investments by the state’s pension funds. The Illinois and New Mexico legislatures adopted similar measures and similar actions were considered by other government officials. The U.S. Securities and Exchange Commission (“SEC”) released a proposed rule in 2009 regarding asset managers’ dealings with public pension funds. The proposed rule would ban the use of placement agents to obtain funds from public pension funds. Our fund placement business, Park Hill Group, provides extensive and needed services to its client alternative investment funds in connection with their marketing of investments in their funds to pension funds and other investors, in contrast to the placement agents that were investigated by the New York Attorney General for illegal conduct. But if other states were to impose similar bans on their pension funds dealing with all placement agents as New York State, Illinois and New Mexico have done, or more significantly, if the SEC were to adopt its proposed rule banning the use of placement agents to obtain funds from public pension funds, Park Hill’s business would be materially and adversely affected. See “Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.”

Our use of leverage to finance our business will expose us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them. For example, we have a credit facility which provides for revolving credit borrowings that has a final maturity date of May 10, 2010. As borrowings under the facility or any other indebtedness mature, we will be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand or cash from the sale of our assets. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

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

Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions which would likewise decrease our revenue. During 2009, a significant number of fund sponsors decreased the amount of fees they charged investors for fund management as a direct result of poor fund performance.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during the last eighteen months a large number of third party investors that invest in alternative assets and have historically invested in our investment funds have experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real estate, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of realizations from their existing private equity and real estate portfolios, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, and have been significantly limited in making new commitments to third party managed investment funds such as those managed by us. To the extent economic conditions fail to improve, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. For instance, we are in the process of raising our sixth general private equity fund and although we have raised a significant portion of capital for that fund to invest and expect to raise significant additional capital, the final amount we do eventually raise may be less than its predecessor fund and below our desired amount for that fund. Moreover, as we seek to expand into other asset classes, such as funds that focus on the infrastructure and clean technology asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.

In addition, in connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. For example, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and carried interest and incentive fees we earn.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are often no readily ascertainable market prices for illiquid investments in our private equity, real estate and certain of our credit-oriented funds. We determine the value of the investments of each of our private equity, real estate and credit-oriented funds at least quarterly based on the fair value of such investments. The fair value of investments of a private equity, real estate or credit-oriented fund is generally determined using several methodologies described in the investment funds’ valuation policies.

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of such investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. In determining fair values of real estate investments, we also consider projected operating cash flows, sales of comparable assets, replacement costs and capitalization rates (“cap rates”) analyses. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

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

•

the rates of returns of our BCP and BREP funds in some years were positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;

•

our investment funds’ returns in some years benefited from investment opportunities and general market conditions that may not repeat themselves (including, for example, particularly favorable borrowing conditions in the debt markets during 2005, 2006 and early 2007), and our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions; and

•

the rates of return reflect our historical cost structure, which may vary in the future due to various factors enumerated elsewhere in this report and other factors beyond our control, including changes in laws.

In addition, future returns will be affected by the applicable risks described elsewhere in this Form 10-K, including risks of the industries and businesses in which a particular fund invests.

Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute approximately 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness such as we experienced during 2009 would make it more expensive to finance those businesses’ investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Since the middle of 2007, the amount of attractive financing of any type available for leveraged acquisition transactions has been limited, which has significantly reduced the type and size of investments our private equity and real estate funds have been able to make.

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

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, many investments consummated by private equity sponsors during 2005,

2006 and 2007 which utilized significant amounts of leverage are experiencing severe economic stress and have or may default on their debt obligations due to a decrease in revenues and cash flow precipitated by the subsequent economic downturn.

When our BCP and BREP funds’ existing portfolio investments reach the point when debt incurred to finance those investments mature in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If the current limited availability of financing for such purposes were to persist for several years, when significant amounts of the debt incurred to finance our private equity and real estate funds’ existing portfolio investments start to come due, these funds could be materially and adversely affected.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds). A number of factors serve to increase our competitive risks:

•	a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;

•

a significant number of investors have materially decreased or temporarily stopped making new fund investments recently because of the global economic downturn and generally poor returns in their overall alternative asset investment portfolios in 2008 and 2009;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

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

•	some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;

•

some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

•	some investors may prefer to invest with an investment manager that is not publicly traded or is smaller with only one or two investment products that it manages; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest income reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future investment funds, either of which would adversely impact our business, revenue, results of operations and cash flow.

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

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

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our BCP funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer—potentially for a considerable period of time—sales that they had planned to make. We have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments.

We have engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small and medium-sized investments.

Our BCP and BREP funds have invested and plan to continue to invest in large transactions. The size of these investments involves certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions and other third parties.

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We participated in a significant number of consortium transactions in prior years due to the increased size of many of the transactions in which we were involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “—Our investment funds make investments in companies that we do not control.”

Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.

We often pursue investment opportunities that involve business, regulatory, legal or other complexities.

As an element of our investment style, we may pursue unusually complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the performance of our funds.

Our investment funds make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity and real estate funds may acquire minority equity interests (particularly in consortium transactions, as described in “—We have engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•	differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	political hostility to investments by foreign or private equity investors;

•	less publicly available information in respect of companies in non-U.S. markets;

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

If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds), as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-oriented and real estate debt carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

Investors in our hedge funds may redeem their investments in these funds. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such account on short notice. Lastly, investors in our other investment funds have the right to cause these investment funds to be dissolved. Any of these events would lead to a decrease in our revenues, which could be substantial.

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

We currently manage a significant portion of investor assets through separately managed accounts whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may be terminated by such clients on as little as 30 days’ prior written notice. In the case of any such termination, the management and incentive fees we earn in connection with managing such account would immediately cease, which could result in a significant adverse impact on our revenues.

The governing agreements of all of our investment funds (with the exception of certain of our funds of hedge funds) provide that, subject to certain conditions, third-party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds enable investors in those funds to vote to terminate the investment period by a simple majority vote in accordance with specified procedures or accelerate the withdrawal of their capital on an investor by investor basis in the event certain “key persons” in our investment funds (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our BCP funds) do not remain active managing the fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

In addition, because all of our investment funds have advisers that are registered under the Advisers Act, the management agreements of all of our investment funds would be terminated upon an “assignment,” without investor consent, of these agreements, which may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required for assignments of our investment management agreements will be obtained if a change of control occurs. In addition, with respect to our publicly traded closed-end mutual funds, each investment fund’s investment management agreement must be approved annually by the independent members of such investment fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such investment funds.

Third party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in all of our carry funds (and certain of our hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. We have not had investors fail to honor capital calls to any meaningful extent. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Also, our decision to pursue a fund investment opportunity could preclude our ability to obtain a related advisory assignment, and vice versa. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. To the extent we failed to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

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

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result for instance of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. During 2008 and 2009, real estate markets in the U.S. and Europe generally experienced increases in capitalization rates and declines in value as a result of the overall economic decline and the limited availability of financing. As a result, the value of investments in our real estate funds declined significantly. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Environment” for further discussion of the real estate market environment. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

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

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, over 83% of the investments of our real estate funds (based on current fair values) are in office building and hotel assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

Hedge fund investments are subject to numerous additional risks.

Investments by our funds of hedge funds in other hedge funds, as well as investments by our credit-oriented and real estate debt hedge funds, are subject to numerous additional risks, including the following:

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

•

Hedge funds are subject to risks due to potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for our funds of hedge funds. For example, if one of our funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded. For example, in 2008 many hedge funds, including some of our hedge funds, experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets. Moreover, certain of our funds of hedge funds were invested in third party hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of hedge funds from receiving their capital back on request.

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

Our financial advisory business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not predictable and high levels of financial advisory revenue in one quarter are not necessarily predictive of continued high levels of financial advisory revenue in future periods. In addition to the fact that most of our financial advisory engagements are single, non-recurring engagements, we lose clients each year as a result of a client’s decision to retain other financial advisors, the sale, merger or restructuring of a client, a change in a client’s senior management and various other causes. Moreover, in any given year our financial advisory engagements may be limited to a relatively smaller number of clients and an even smaller number of those clients may account for a disproportionate percentage of our financial advisory revenues in any such year. As a result, the adverse impact on our results of operations of one lost engagement or the failure of one transaction or restructuring on which we are advising to be completed could be significant. Revenue volumes in our financial advisory business tend to be affected by economic and capital market conditions, with greater merger activity—and therefore higher revenues in our Financial and Strategic Advisory Services business—generally resulting when the economy is growing, and more bankruptcies and restructurings—and therefore higher revenues in our Restructuring and Reorganization Advisory Services business—generally resulting in weak economic periods. Accordingly, our financial advisory revenue can fluctuate up or down considerably depending on economic conditions.

The fees earned by Park Hill Group, our fund placement business, are generally recognized by us for accounting purposes, upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically actually paid by a Park Hill Group client over a period of time (e.g., two to three years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund with interest. There is a risk that during that period of time, Park Hill Group may not be able to collect on all or a portion of the fees Park Hill is due for the placement services it has already provided to such client. For instance, a Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill for its placement services are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the fees earned by Park Hill Group would be adversely affected. During 2009, a difficult year for fund-raising for funds in the alternative asset class, Park Hill experienced a material decline in revenue due to fewer placement mandates and fewer assets being raised.

We face strong competition from other financial advisory firms.

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation and reputation and price. We have always experienced intense competition over obtaining advisory mandates, and we may experience pricing pressures in our financial advisory business in the future as some of our competitors seek to obtain increased market share by reducing fees. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services and products in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In the current market environment, we are also seeing increased competition from independent boutique advisory firms focused primarily on mergers and acquisitions advisory and/or restructuring services. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2009, Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, had 79% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

In addition, our partnership agreement contains provisions limiting the ability of our common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of our management. Our partnership agreement also does not restrict our general partner’s ability to take actions that may result in our being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes. Furthermore, the common unitholders are not entitled to dissenters’ rights of appraisal under our partnership agreement or applicable Delaware law in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event. In addition, we have the right to acquire all of our then-outstanding common units if not more than 10% of our common units are held by persons other than our general partner and its affiliates.

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

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. The declaration and payment of any distributions will be at the sole discretion of our general partner, which may change our distribution policy at any time. The Blackstone Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. The Blackstone Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries, to fund any distributions The Blackstone Group L.P. may declare on the common units. Distributable Earnings is a non-GAAP measure intended to show the amount of our net realized earnings.

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

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility or other financing arrangements may from time to time include covenants or other restrictions that could constrain our ability to make distributions.

We expect to record significant net losses for a number of years as a result of the amortization of finite-lived intangible assets and non-cash equity-based compensation.

As part of the reorganization related to our initial public offering we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. We have recorded $876.3 million of finite-lived intangible assets (in addition to $1.52 billion of goodwill). We are amortizing these finite-lived intangibles over their estimated useful lives, which range between five and fifteen years, using the straight-line method. In addition, as part of the reorganization, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods and, as a result, we expect to record significant net losses for a number of years.

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

The corporate taxpayers have entered into a tax receivable agreement with our senior managing directors and other pre-IPO owners that provides for the payment by the corporate taxpayers to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who receive Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. As such, the cash distributions to public common unitholders may vary from holders of Blackstone Holdings units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone holdings units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.

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

An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and financial advisory firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Blackstone Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, The Blackstone Group L.P. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings partnerships and are vested with all management and control over the Blackstone Holdings partnerships. We do not believe the equity interests of The Blackstone Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Blackstone Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe The Blackstone Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in clause (b) in the first sentence of this paragraph. In addition, we believe The Blackstone Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 205,632,807 voting common units outstanding as of February 19, 2010. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings own an aggregate of 766,398,253 Blackstone Holdings Partnership Units outstanding as of February 19, 2010. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that would require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Transactions with Related Persons—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

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

As of February 19, 2010, we had granted 33,618,490 outstanding deferred restricted common units and 4,828,847 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under our 2007 Equity Incentive Plan. The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 161,277,157 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 20, 2010. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

Our organizational documents and governing agreements permit our general partner to modify our amended and restated limited partnership agreement from time to time, without the consent of the common unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to common unitholders in a manner that reflects such common unitholders’ beneficial ownership of partnership items, taking into account variation in unitholder ownership interests during each taxable year because of trading activity. More specifically, our allocations of items of taxable income and loss between transferors and transferees of our units will be determined annually, will be prorated on a monthly basis and will be subsequently apportioned among the unitholders in proportion to the number of units owned by each of them determined as of the opening of trading of our units on the New York Stock Exchange on the first business day of every month. As a result, a unitholder transferring units may be allocated income, gain, loss and deductions realized after the date of transfer. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects common unitholders.

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

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, each unitholder will be required to take into account its allocable share of items of income, gain, loss and deduction of the Partnership. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder’s tax basis in the unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash distributions from us.

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

The Blackstone Group L.P.’s interest in certain of our businesses are held through Blackstone Holdings I/II GP Inc. or Blackstone Holdings IV GP L.P., which are treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.

In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, The Blackstone Group L.P. holds its interest in certain of our businesses through Blackstone Holdings I/II GP Inc. or Blackstone Holdings IV GP L.P., which are treated as corporations for U.S. federal income tax purposes. Each such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of our common units.

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

We do not expect to be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that holders of common units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that common unitholders may be required to file amended income tax returns.

It will most likely require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the Partnership. For this reason, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year. In addition, it is possible that a common unitholder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a unitholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, are the responsibility of each common unitholder.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. We also lease other office space in New York for GSO and we lease our offices in Atlanta, Boston,

Chicago, Dallas, Houston, Los Angeles, Menlo Park, San Francisco, London, Paris, Mumbai, Shanghai, Beijing, Tokyo and Hong Kong. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint filed in the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose that (a) certain investments made by Blackstone’s private equity funds were performing poorly at the time of the IPO and were materially impaired and (b) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1). In September 2009 the District Court judge dismissed the complaint with prejudice, ruling that even if the allegations in the complaint were assumed to be true, the alleged omissions were immaterial. The plaintiffs are appealing the District Court’s ruling.

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

	Sales Price
	2009		2008
	High	Low	High	Low
First Quarter	$9.19	$3.55	$22.59	$13.40
Second Quarter	$14.44	$6.89	$20.98	$15.91
Third Quarter	$15.38	$8.54	$19.50	$14.00
Fourth Quarter	$17.22	$12.71	$15.95	$4.15

The number of holders of record of our common units as of February 19, 2010 was 59. This does not include the number of unitholders that hold shares in “street-name” through banks or broker-dealers.

Cash Distribution Policy

With respect to fiscal year 2009, we have paid distributions of $0.90 per common unit to record holders of common units and we have declared an additional distribution of $0.30 per common unit to common unitholders in respect of the fourth quarter of 2009 payable on March 31, 2010 to holders of record of common units at the close of business on March 15, 2010. We have also declared a distribution of $0.22 per unit in respect of 2009 to be paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships, payable on March 31, 2010 to holders of record of Blackstone Holdings partnership units at the close of business on December 31, 2009. These distributions related to fiscal year 2009 represented our net after-tax share of our annual Adjusted Cash Flow from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our common unitholders for any ensuing quarter.

As previously disclosed, public common unitholders were entitled to a priority distribution of up to $1.20 per common unit per year ahead of Blackstone personnel and others regarding distributions made in respect of fiscal periods from July 1, 2007 through December 31, 2009. On December 31, 2009, that distribution priority ended and therefore all future distributions after the distribution referred to in the preceding paragraph will be made on the same basis among all holders of Blackstone Holdings partnership units (held by Blackstone personnel and others) and all holders of Blackstone common units (held by public unitholders and others). Had the distribution priority not been in effect in 2009 so that 2009 cash distributions were made to all unitholders on the same basis, the distributions to common unitholders in respect of fiscal 2009 would have been $0.48 per unit instead of $1.20 per unit.

For distributions related to fiscal year 2010 and thereafter we will no longer use Adjusted Cash Flow from Operations to determine distributions. Going forward we intend to use our Distributable Earnings for purposes of determining the distributions to our unitholders. Distributable Earnings is a non-GAAP measure intended to show the amount of our net realized earnings. Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Reportable Segments of (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees and Allocations, and (e) Realized Investment Income (Loss) less (a) Base Compensation, (b) Realized Performance Fee Related Compensation, (c) Other Operating Expenses and (d) Cash Taxes.

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will be based on our anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters will likely be smaller than the final quarterly distribution in respect of such year, which we expect to also include realized Performance Fees and Allocations net of related compensation and realized net investment income.

In most years the aggregate amounts of our distributions to unitholders will not equal our Distributable Earnings for that year. Distributable Earnings will only be a starting point for our determination of the amount to be distributed to unitholders because as noted above, in determining the amount to be distributed we will subtract from Distributable Earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time.

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

•	Third, The Blackstone Group L.P. distributes its net share of such distributions to our common unitholders on a pro rata basis.

Because the wholly-owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in the Notes to Consolidated and Combined Financial Statements, Footnote 15—Related Party Transactions, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders in respect of fiscal 2010 and subsequent years are expected to be different, and in many years likely less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

In addition, the partnership agreements of the Blackstone Holdings partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). The Blackstone Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities.

Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years. In addition, the terms of our revolving credit facility or other financing arrangements may from time to time include covenants or other restrictions that could constrain our ability to make distributions.

Common Unit Repurchases in the Fourth Quarter of 2009

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2009. See “Part II—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated and Combined Financial Statements—Note 13. Net Loss Per Common Unit” and “Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated and combined statements of financial condition and income data as of and for the five years ended December 31, 2009 have been derived from our consolidated and combined financial statements. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2009 and 2008 and Consolidated and Combined Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are included elsewhere in this Form 10-K. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2007, 2006 and 2005 and Consolidated and Combined Statements of Operations for the years ended December 31, 2006 and 2005 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated and combined financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,482,226	$1,476,357	$1,566,047	$1,077,139	$478,908
Performance Fees and Allocations	221,090	(1,247,320)	1,126,640	1,267,764	880,906
Investment Income (Loss)	40,604	(622,877)	333,762	259,736	206,296
Interest and Dividend Revenue and Other	29,779	44,479	23,699	12,790	2,122

Total Revenues	1,773,699	(349,361)	3,050,148	2,617,429	1,568,232

Expenses
Compensation and Benefits (1)	3,777,606	3,859,787	2,256,647	250,067	182,604
General, Administrative and Other	443,573	440,776	324,200	122,395	87,413
Interest Expense	13,384	23,008	32,080	36,932	23,830
Fund Expenses	7,296	63,031	151,917	143,695	67,972

Total Expenses	4,241,859	4,386,602	2,764,844	553,089	361,819

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	176,694	(872,336)	5,423,132	6,090,145	4,071,046

Income (Loss) Before Provision (Benefit) for Taxes	(2,291,466)	(5,608,299)	5,708,436	8,154,485	5,277,459
Provision (Benefit) for Taxes	99,230	(14,145)	47,693	31,934	12,260

Net Income (Loss)	(2,390,696)	(5,594,154)	5,660,743	8,122,551	5,265,199
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	131,097	(632,495)	628,354	593,328	421,680
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	(14,328)	(159,828)	4,510,881	5,263,018	3,512,857
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	(1,792,174)	(3,638,799)	857,022	2,266,205	1,330,662

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(715,291)	$(1,163,032)	$(335,514)	$—	$—

	Year Ended December 31,
	2009	2008	2007	2006	2005
			(Dollars in Thousands) June 19, 2007 through December 31, 2007
Net Loss Per Common Unit—Basic and Diluted (2)
Common Units Entitled to Priority Distributions	$(2.46)	$(4.32)	$(1.28)	N/A	N/A

Common Units Not Entitled to Priority Distributions	$(3.71)	$(3.06)	N/A	N/A	N/A

Priority Distributions Declared (3)	$0.90	$1.20	$0.30	N/A	N/A

(1)	Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees. Subsequent to our IPO, our compensation and benefits expense reflects (1) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (2) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses, including the amortization of all equity granted to existing employees at the time of the IPO, and (3) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.

(2)	Prior to our IPO in June 2007, we did not have any Blackstone common units. Accordingly, we had no earnings per common unit for the prior periods. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Reorganization” for further discussion.

(3)	Distributions declared reflects the calendar date of declaration for each distribution; the fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal 2007 we declared and paid distributions per common unit of $0.60, for fiscal year 2008 we declared and paid distributions per common unit of $0.90 and for fiscal year 2009 we declared and paid distributions per common unit of $0.90 and have declared a final distribution per common unit of $0.30.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$9,409,024	$9,489,057	$13,175,245	$33,891,044	$21,121,124
Senior Notes	$588,624	$—	$—	$—	$—
Total Liabilities	$2,865,491	$3,370,612	$2,890,960	$2,373,273	$2,082,771
Redeemable Non-Controlling Interests in Consolidated Entities	$526,311	$362,462	$2,438,266	$6,060,444	$4,333,757
Partners’ Capital	$6,017,222	$5,755,983	$7,846,019	$25,457,327	$14,704,596

(a)	The decrease in total assets from December 31, 2006 and 2005 to December 31, 2009, 2008 and 2007 is due to the deconsolidation of the Blackstone Funds as described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Consolidation and Deconsolidation of Blackstone Funds”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s consolidated and combined financial statements and the related notes included within this Annual Report on Form 10-K.

On March 3, 2008, we acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the leveraged finance marketplace. GSO manages various credit-oriented funds, separately managed accounts and collateralized loan obligation (“CLO”) vehicles. GSO’s results from the date of acquisition are included in our Credit and Marketable Alternatives segment.

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. We also provide a wide range of financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services.

Our business is organized into four business segments:

•

Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. In addition, we are in the process of raising our seventh private equity fund and are seeking to launch new investment funds to make infrastructure and clean technology investments. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, two internationally focused real estate funds, a European focused real estate fund and a number of real estate debt investment funds. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. In addition, our debt investment funds target real estate non-controlling debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Credit and Marketable Alternatives. Established in 1990, our credit and marketable alternatives segment is comprised of our management of funds of hedge funds, credit-oriented funds, CLO vehicles and publicly-traded closed-end mutual funds, in many of which we are a world leader. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

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

Business Environment

World equity and debt markets continued to improve in the second half of 2009 in anticipation of sustained economic recovery. The United States and several other developed economies returned to growth, benefiting in part from government spending programs, and emerging economies grew more sharply. In the U.S., despite tangible evidence of economic recovery, unemployment remains high and consumer credit trends remain weak.

Equity indices improved dramatically throughout 2009 from multi-year lows reached early in the year, when valuations suffered from investor despondency and massive mutual and hedge fund withdrawals. Global equity indices in developed nations increased 20-30% in 2009. Improvement was more pronounced in developing nations, with equity indices increasing 60-100%.

Similarly, credit indices rose sharply, fueled by improving economic data and a significant increase in demand and liquidity. High yield credit spreads tightened roughly 1,100 basis points in 2009, and implied default rates declined to 2-4% versus 12-15% earlier in 2009. Average leveraged loan prices improved from 62% of par at the end of 2008 to 87% at year-end 2009.

In real estate, fundamentals are beginning to show signs of having reached bottom. For office properties, where trends tend to lag the overall economy, vacancy rates appear to have stabilized, with some markets showing signs of decreasing vacancy. In hospitality, demand appears to have bottomed as well, although pricing remains pressured. Revenue per average room (“RevPAR”), an important hospitality industry metric, continued to decline, but that decline clearly moderated in the fourth quarter of 2009. U.S. RevPAR has historically been highly correlated with changes in GDP and corporate profits, which are both being forecasted to improve in 2010. The combination of these factors is expected to set the stage for a recovery in lodging fundamentals. However, the timing and magnitude of the recovery are difficult to determine.

Real estate capital markets have improved dramatically. Public REITs in the U.S. raised $25 billion of equity in 2009, and the REIT Index more than doubled from its low in March 2009. Public real estate debt (CMBS and REIT unsecured) yields tightened meaningfully. Private real estate markets have recently started showing signs of improvement, and private debt capital has begun to return to the market.

Commodity prices materially increased in 2009. Oil prices, for example, rose nearly 80%. The U.S. dollar weakened, pressured by historically low interest rates coupled with heavy borrowing. The U.S. dollar fell against each of the Euro and Pound Sterling by 2% and 10%, respectively. Global monetary policy has remained very accommodative throughout the economic downturn, and there are some initial signs of foreign governments tightening, although the outlook for monetary policy is uncertain.

The extent of the current economic improvement is unknown. Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transactions

Reorganization

The Blackstone Group L.P. (“Blackstone” or the “Partnership”) was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by one of Blackstone’s founders, Stephen A. Schwarzman, and Blackstone’s other senior managing directors.

The activities of the Partnership are conducted through its holding partnerships: Blackstone Holdings I L.P; Blackstone Holdings II L.P.; Blackstone Holdings III L.P.; Blackstone Holdings IV L.P.; and Blackstone Holdings V L.P (collectively, the “Holding Partnerships”). On June 18, 2007, in preparation for an initial public offering, the predecessor owners of the Blackstone business completed a reorganization (the “Reorganization”) whereby, with certain limited exceptions, the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name were contributed (“Contributed Businesses”) to these five holding partnerships either directly or indirectly via a sale to certain wholly owned subsidiaries of the Partnership and then a contribution to the Holding Partnerships. The Partnership, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships. The reorganization was accounted for as an exchange of entities under common control for the component of interests contributed by the Founders and the other senior managing directors (collectively, the “Control Group”) and as an acquisition of non-controlling interest using the purchase method of accounting for all the predecessor owners other than the Control Group.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of predecessor owners.

On January 1, 2009, the number of Holding Partnerships was reduced from five to four through the transfer of assets and liabilities of Blackstone Holdings III L.P to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. Blackstone Holdings refers to the five holding partnerships prior to the January 2009 reorganization and the four holding partnerships subsequent to the January 2009 reorganization.

Holders of the limited partner interests in the four Holding Partnerships may, up to four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone Common Units, on a one-to-one basis, exchanging one Partnership Unit in each of the four Holding Partnerships for one Blackstone Common Unit. Until the Blackstone Common Units issued in such exchanges are sold to third parties, they will forgo any priority distributions under the cash distribution policy as described in Note 13. “Net Loss Per Common Unit” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Initial Public Offering

On June 27, 2007, the Partnership completed an initial public offering (“IPO”) of its Common Units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership completed the sale of non-voting common units, representing approximately 9.3% of the equity in Blackstone, to Beijing Wonderful Investments, an investment vehicle subsequently transferred to China Investment Corporation. On October 28, 2008, the agreement with Beijing Wonderful Investments was amended whereby it, and certain of its affiliates, are restricted in the future from engaging in the purchase of Blackstone common units that would result in its aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis exceeding 12.5%, an increase from 10% at the date of the IPO. In addition, Blackstone common units owned by Beijing Wonderful Investments or its affiliates in excess of 10% aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis are not subject to any restrictions on transfer but are non-voting while held by Beijing Wonderful Investments or its affiliates.

The Partnership contributed the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to its wholly-owned subsidiaries, which in turn used these proceeds to (a) purchase interests in the Contributed Businesses from the predecessor owners (which interests were then contributed to Blackstone Holdings in exchange for newly-issued Blackstone Holdings Partnership Units) and (b) purchase additional newly-issued Blackstone Holdings Partnership Units from Blackstone Holdings.

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

Acquisition of GSO Capital Partners LP

On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds, separately managed accounts and various CLO vehicles.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees and allocations, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business, Incentive Arrangements / Fee Structure” and “—, Critical Accounting Policies, Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees and Allocations are generated.

Management and Advisory Fees—Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from the limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. Base management fees are based on contractual terms specified in the underlying investment advisory agreements.

Transaction and other fees (including monitoring fees) are fees charged directly to funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reduction”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by our limited partners, which are granted based on the amount they reimburse us for placement fees.

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to merger, acquisition, restructuring and divestiture activities and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Consolidated and Combined Statements of Financial Condition.

Performance Fees and Allocations—Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund investment advisory agreement. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated and Combined Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance resulting in a negative adjustment to carried interest allocated to the general partner, that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees and allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund.

Investment Income (Loss)—Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions, from its non-consolidated funds. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest and Dividend Revenue—Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone.

Other Revenue—Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Compensation and Benefits—Base Compensation—Base compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation—Compensation cost relating to the issuance of share-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits—Performance Fee Related—Performance fee related compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a certain portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

Other Operating Expenses. Other operating expenses represent general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

Fund Expenses. The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third-party expenses.

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated and Combined Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated and Combined Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the Consolidated and Combined Financial Statements.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties under accounting principles generally accepted in the United States of America (“GAAP”). Blackstone reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

Blackstone analyzes its tax filing positions in all of the U.S. federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a reserve is established. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated and Combined Statements of Operations.

There remains some uncertainty regarding Blackstone’s future taxation levels. In 2007, Congress considered legislation that would tax as corporations publicly traded partnerships that directly or indirectly derive income from investment adviser or asset management services. If we were taxed as a corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 10%. If a variation of this proposed legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, this would materially increase our tax liability, and could well result in a reduction in the market price of our common units.

In 2008, the U.S. House of Representatives passed a bill that would generally (1) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would generally require us to hold interests in entities earning such income through taxable subsidiary corporations by the end of 2010, and (2) tax carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain, starting with our 2008 taxable year. In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would tax carried interest as ordinary income starting with our 2010 taxable year. However, under a transition rule, the portion of such legislation treating carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships would not apply until our first taxable year beginning 10 years after the date of the enactment of the legislation. In addition, the Obama administration proposed in its published revenue proposals for both 2010 and 2011 that the current law regarding the treatment of carried interest be changed to treat such income as income received in connection with the performance of services and subject to ordinary income tax. If any such legislation or similar legislation were to be enacted and apply to us, it would materially increase our tax liability, which could well result in a reduction in the market price of our common units.

Economic Net Income

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents income before taxes by segment excluding any transaction-related items, amortization of intangibles and the impact of consolidated funds. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction-related charges nor do such financial statements reflect performance fee related compensation expenses associated with senior managing directors, departed partners and other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO, but are included in the financial statements for the periods following the IPO as a component of compensation and benefits expense. The aggregate of ENI for all reportable segments equals Total Reportable Segment ENI. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 19. “Segment Reporting” in the “Notes to the Consolidated and Combined Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.)

Adjusted Cash Flow from Operations

Adjusted Cash Flow from Operations, which is derived from our segment reported results, is a supplemental non-GAAP measure we use to assess liquidity and amounts available for distribution to owners. Adjusted Cash Flow from Operations is intended to reflect the cash flow attributable to Blackstone without the effects of the consolidation of the Blackstone Funds. The equivalent GAAP measure is Net Cash Provided by (Used in) Operating Activities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our detailed discussion of Adjusted Cash Flow from Operations.

Adjusted Cash Flow from Operations will be retired with the end of the distribution preference to public unitholders. Going forward we will disclose our Distributable Earnings, which is a non-GAAP measure intended to show the amount of our net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Reportable Segments of (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other, (d) Realized Performance Fees and Allocations, and (e) Realized Investment Income (Loss) less (a) Base Compensation, (b) Realized Performance Fee Related Compensation, (c) Other Operating Expenses and (d) Cash Taxes. Distributable Earnings will be reconciled to our Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

Net Fee Related Earnings from Operations

Net Fee Related Earnings from Operations, which is a component of Adjusted Cash Flow from Operations, is a measure that highlights our earnings from operations excluding the income and related compensation expense related to the performance fees and allocations, and income earned from Blackstone’s investments in the Blackstone Funds. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equal the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees or a carried interest allocation);

(b)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(c)	the fair value of assets we manage pursuant to separately managed accounts; and

(d)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Interests related to our funds of hedge funds and certain of our credit-oriented funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

(a)	for our BCP and BREP funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital;

(c)	for our real estate debt investment funds, the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts; and

(h)	the gross amount of assets of our CLOs at cost.

Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management or fee-earning assets under management are not based on any definition of assets under management or fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost, depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

Limited Partner Capital Invested. Limited Partner Capital Invested represents the amount of Limited Partner capital commitments which were invested by our carry funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in investments of our carry funds on which we receive fees or a carried interest allocation.

We manage our business using traditional financial measures and our key operating metrics since we believe that these metrics measure the productivity of our investment activities.

Consolidated and Combined Results of Operations

Following is a discussion of our consolidated and combined results of operations for each of the years in the three year period ended December 31, 2009. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated and combined results of operations and certain key operating metrics for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,482,226	$1,476,357	$1,566,047	$5,869	0%	$(89,690)	-6%

Performance Fees and Allocations
Realized	70,492	38,941	1,024,566	31,551	81%	(985,625)	-96%
Unrealized	150,598	(1,286,261)	102,074	1,436,859	N/M	(1,388,335)	N/M

Total Performance Fees and Allocations	221,090	(1,247,320)	1,126,640	1,468,410	N/M	(2,373,960)	N/M

Investment Income (Loss)
Realized	44,320	(16,425)	223,147	60,745	N/M	(239,572)	N/M
Unrealized	(3,716)	(606,452)	110,615	602,736	99%	(717,067)	N/M

Total Investment Income (Loss)	40,604	(622,877)	333,762	663,481	N/M	(956,639)	N/M

Interest and Dividend Revenue	22,680	30,879	23,174	(8,199)	-27%	7,705	33%
Other	7,099	13,600	525	(6,501)	-48%	13,075	N/M

Total Revenues	1,773,699	(349,361)	3,050,148	2,123,060	N/M	(3,399,509)	N/M

Expenses
Compensation and Benefits
Base Compensation	3,778,686	4,062,238	2,227,310	(283,552)	-7%	1,834,928	82%
Performance Fee Related
Realized	25,102	4,997	91,203	20,105	N/M	(86,206)	-95%
Unrealized	(26,182)	(207,448)	(61,866)	181,266	87%	(145,582)	N/M

Total Compensation and Benefits	3,777,606	3,859,787	2,256,647	(82,181)	-2%	1,603,140	71%
General, Administrative and Other	443,573	440,776	324,200	2,797	1%	116,576	36%
Interest Expense	13,384	23,008	32,080	(9,624)	-42%	(9,072)	-28%
Fund Expenses	7,296	63,031	151,917	(55,735)	-88%	(88,886)	-59%

Total Expenses	4,241,859	4,386,602	2,764,844	(144,743)	-3%	1,621,758	59%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	176,694	(872,336)	5,423,132	1,049,030	N/M	(6,295,468)	N/M

Income (Loss) Before Provision (Benefit) for Taxes	(2,291,466)	(5,608,299)	5,708,436	3,316,833	59%	(11,316,735)	N/M
Provision (Benefit) for Taxes	99,230	(14,145)	47,693	113,375	N/M	(61,838)	N/M

Net Income (Loss)	(2,390,696)	(5,594,154)	5,660,743	3,203,458	57%	(11,254,897)	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	131,097	(632,495)	628,354	763,592	N/M	(1,260,849)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(14,328)	(159,828)	4,510,881	145,500	91%	(4,670,709)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(1,792,174)	(3,638,799)	857,022	1,846,625	51%	(4,495,821)	N/M

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(715,291)	$(1,163,032)	$(335,514)	$447,741	38%	$(827,518)	N/M

Revenues

Total Revenues were $1.8 billion for the year ended December 31, 2009, an increase of $2.1 billion compared to Total Revenues for the prior year of $(349.4) million. The increase in revenues was primarily attributable to an increase of $1.5 billion in Performance Fees and Allocations, which were $221.1 million for the 2009 year, and an increase of $663.5 million in Investment Income (Loss) to $40.6 million for the year. Management and Advisory Fees were $1.5 billion for the year, relatively unchanged compared to 2008. While Base Management Fees remained relatively unchanged, Transaction and Other Fees increased approximately $11.2 million, primarily driven by one-time monitoring fees as a result of certain asset realizations. The improvements in Performance Fees and Allocations and Investment Income (Loss) were driven by improved returns by our Private Equity funds, which had a net internal rate of return (“IRR”) of 9% in 2009 compared to (30)% in 2008. Performance Fees and Allocations were also helped by certain Real Estate funds. The 2009 net IRR for our real estate carry funds was (35)% compared to (38)% in 2008, while our real estate debt investment hedge funds had net returns of 21% in 2009 and (9)% in 2008. Our Credit and Marketable Alternatives segment also had improved performance in 2009, contributing $155.6 million (primarily from our credit platform hedge funds and also from our funds of hedge funds which had a composite net return of 16% in 2009 versus (20)% in 2008). The Realized Performance Fees and Allocations of $70.5 million were primarily attributable to the Private Equity and Credit and Marketable Alternatives segments with $34.0 million and $43.3 million, respectively.

Total Revenues were $(349.4) million for the year ended December 31, 2008, a decrease of $3.4 billion compared to Total Revenues for the prior year of $3.0 billion. The decrease in revenues was primarily attributed to a decrease in Performance Fees and Allocations of $2.4 billion to $(1.3) billion and a decrease in Investment Income (Loss) of $956.6 million to $(622.9) million. Management and Advisory Fees declined $89.7 million, or 6%, to $1.5 billion for the year. The change in both Performance Fees and Allocations and Investment Income (Loss) was due principally to net depreciation in the fair value of the underlying portfolio investments of our Private Equity, Real Estate, fund of hedge funds, then existing proprietary hedge funds and credit oriented funds compared to net appreciation during the prior year, consistent with overall declines in the global equity and debt markets. Specifically, our Private Equity and Real Estate funds had net IRR’s of (30)% and (38)%, respectively, in 2008, compared to 9% and 30% in 2007. The net reduction in the fair value of these investments was driven primarily by a decrease in projected exit multiples, lower operating projections for some portfolio investments, a reduction in share prices of various publicly held investments consistent with the general declines in the global equity markets and the decline in the value of foreign currencies versus the U.S. dollar. Realized Performance Fees and Allocations in 2008 of $38.9 million were primarily attributable to the Real Estate and Credit and Marketable Alternatives segments with $24.7 million and $15.1 million, respectively. Realized Investment Income (Loss) of $(16.4) million was primarily attributable to $(82.1) million from the Credit and Marketable Alternatives segment. The decrease in Management and Advisory Fees was primarily attributable to a decrease in transaction fees, which reflected a reduction in the size and volume of consummated transactions in 2008 compared to the prior year when we earned substantial transaction fees from our funds’ acquisitions of Equity Office Properties Trust and Hilton Hotels. This decrease was partially offset by an increase in base management fees of $254.2 million, or 34%, as a result of an increase in Fee-Earning Assets Under Management for 2008 compared with 2007, as well as an increase in fees generated by our restructuring and reorganization and our corporate and mergers and acquisitions advisory services businesses.

Total Revenues were $3.1 billion for the year ended December 31, 2007, Management and Advisory Fees were $1.6 billion while Performance Fees and Allocations were $1.1 billion. Investment Income was $333.8 million.

Expenses

Expenses were $4.2 billion for the year ended December 31, 2009, a decrease of $144.7 million, or 3%, compared to $4.4 billion for the year ended December 31, 2008. The decrease was primarily attributed to a decrease in Compensation and Benefits to $3.8 billion from $3.9 billion in 2008. The year 2008 included a reduction in compensation costs of $202.0 million resulting from the reversal of prior period carried interest allocations to certain personnel due to a net reduction in the fair value of underlying funds’ investments. General, Administrative and Other expenses remained relatively unchanged. Our expenses are primarily driven by levels of business activity, revenue growth and headcount expansion.

Expenses were $4.4 billion for the year ended December 31, 2008, an increase of $1.6 billion, or 59%, compared to $2.8 billion for the year ended December 31, 2007. The primary driver of the change was Compensation and Benefits which were $3.9 billion, 71% higher than for 2007. 2008 reflects a full year of equity-based compensation and performance payment arrangements versus approximately one half year in 2007. The net addition of personnel to support the growth of each of our business segments, including expansion into Asia and our hedge fund businesses, also contributed to the increase in Compensation and Benefits. These increases were partially offset by the reduction in compensation costs of $202.0 million discussed above. General, Administrative and Other increased $116.6 million compared to the year ended December 31, 2007, primarily due to $35.6 million of incremental amortization expense associated with intangible assets related to our IPO, the acquisition of GSO, as well as an increase in costs associated with being a public company.

Other Income (Loss)

Other Income (Loss) was $176.7 million for the year ended December 31, 2009, an increase of $1.0 billion compared to $(872.3) million for the year ended December 31, 2008. The change was due to improved performance of consolidated Blackstone Funds for the year ended December 31, 2009.

For the year ended December 31, 2008, Other Income (Loss) was $(872.3) million, a decrease of $6.3 billion compared to $5.4 billion for the year ended December 31, 2007. The change was due to the deconsolidation of certain of our funds in our Private Equity, Real Estate and Credit and Marketable Alternatives segments as described above in “—Consolidation and Deconsolidation of Blackstone Funds.”

Operating Metrics

The following table presents certain operating metrics for the years ended December 31, 2009, 2008 and 2007. For a description of how assets under management is determined, please see “—Key Financial Measures and Indicators—Operating Metrics—Assets Under Management.”

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$91,041,057	$83,152,253	$54,795,460	$7,888,804	9%	$28,356,793	52%
Inflows, including Commitments (a)	7,407,805	27,414,604	29,547,760	(20,006,799)	-73%	(2,133,156)	-7%
Outflows, including Distributions (b)	(7,165,725)	(7,709,415)	(5,362,627)	543,690	7%	(2,346,788)	-44%
Market Appreciation (Depreciation) (c)	4,813,860	(11,816,385)	4,171,660	16,630,245	N/M	(15,988,045)	N/M

Balance, End of Period	$96,096,997	$91,041,057	$83,152,253	$5,055,940	6%	$7,888,804	9%

Assets Under Management
(End of Period)	$98,183,128	$94,559,217	$102,427,372	$3,623,911	4%	$(7,868,155)	-8%

Capital Deployed
Limited Partner Capital Invested	$3,147,526	$6,548,651	$14,771,359	$(3,401,125)	-52%	$(8,222,708)	-56%

(a)

Inflows represent contributions in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs. For 2008, this also includes the assets under management of GSO beginning in March 2008.

(b)	Outflows represent redemptions in our funds of hedge funds, credit-oriented funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the liquidation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $96.1 billion at December 31, 2009, an increase of $5.1 billion, or 6%, compared with $91.0 billion at December 31, 2008. The increase was primarily driven by $3.7 billion of net appreciation in our funds of hedge funds, $908.0 million in our credit platform funds and $699.3 million in our closed-end mutual funds. Additionally, our Real Estate segment contributed an increase of $737.6 million while Private Equity experienced a decline of $1.0 billion.

Fee-Earning Assets Under Management were $91.0 billion at December 31, 2008, an increase of $7.9 billion, or 9%, compared with $83.2 billion at December 31, 2007. The increase was primarily driven by additional capital raised for our European focused real estate fund, contributions to our funds of hedge funds, the acquisition of GSO and the deployment of capital in funds which charge a fee based upon invested capital. These increases were partially offset by redemptions.

Assets Under Management

Assets Under Management were $98.2 billion at December 31, 2009, an increase of $3.6 billion, or 4%, compared with $94.6 billion at December 31, 2008. The change was principally due to net appreciation of $7.0 billion and $2.0 billion in our Credit and Marketable Alternatives and Private Equity segments, respectively. This was offset by $3.8 billion of net depreciation in our Real Estate Segment. Additionally, we had realizations of $1.6 billion and $1.0 billion in our Private Equity and Credit and Marketable Alternatives segments, respectively.

Assets Under Management were $94.6 billion at December 31, 2008, a decrease of $7.9 billion, or 8%, compared with $102.4 billion at December 31, 2007. The change was principally due to a net depreciation in the fair value of portfolio investments of $27.2 billion. This was partially offset by the addition of $12.3 billion of Assets Under Management associated with our acquisition of GSO and $5.6 billion of inflows into our real estate funds, primarily our European focused real estate fund.

Limited Partner Capital Invested

Limited Partner Capital Invested was $3.1 billion for the year ended December 31, 2009, a decrease of $3.4 billion, or 52%, compared to $6.5 billion for the year ended December 31, 2008. The change reflected a decrease in the size and volume of consummated transactions compared to the prior year.

Limited Partner Capital Invested was $6.5 billion for the year ended December 31, 2008, a decrease of $8.2 billion, or 56%, compared to $14.8 billion for the year ended December 31, 2007. The change reflected a decrease in the size and volume of consummated transactions compared to the prior year that most notably reflected our funds’ investments in Equity Office Properties Trust and Hilton Hotels Corporation.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$270,509	$268,961	$254,843	$1,548	1%	$14,118	6%
Transaction and Other Fees, Net	86,336	51,796	123,770	34,540	67%	(71,974)	-58%
Management Fee Offsets	—	(4,862)	(10,734)	4,862	N/M	5,872	55%

Total Management Fees	356,845	315,895	367,879	40,950	13%	(51,984)	-14%

Performance Fees and Allocations
Realized	34,021	(749)	574,274	34,770	N/M	(575,023)	N/M
Unrealized	303,491	(429,736)	(194,357)	733,227	N/M	(235,379)	-121%

Total Performance Fees and Allocations	337,512	(430,485)	379,917	767,997	N/M	(810,402)	N/M

Investment Income (Loss)
Realized	36,968	13,687	131,498	23,281	170%	(117,811)	-90%
Unrealized	33,269	(196,200)	(16,166)	229,469	N/M	(180,034)	N/M

Total Investment Income (Loss)	70,237	(182,513)	115,332	252,750	N/M	(297,845)	N/M
Interest and Dividend Revenue	7,756	6,459	1,731	1,297	20%	4,728	N/M
Other	2,845	4,474	470	(1,629)	-36%	4,004	N/M

Total Revenues	775,195	(286,170)	865,329	1,061,365	N/M	(1,151,499)	N/M

Expenses
Compensation and Benefits
Base Compensation	181,266	146,551	132,119	34,715	24%	14,432	11%
Performance Fee Related
Realized	741	(4,255)	14,534	4,996	N/M	(18,789)	N/M
Unrealized	20,307	(126,090)	(50,251)	146,397	N/M	(75,839)	-151%

Total Compensation and Benefits	202,314	16,206	96,402	186,108	N/M	(80,196)	-83%
Other Operating Expenses	82,471	90,130	78,473	(7,659)	-8%	11,657	15%

Total Expenses	284,785	106,336	174,875	178,449	168%	(68,539)	-39%

Economic Net Income (Loss)	$490,410	$(392,506)	$690,454	$882,916	N/M	$(1,082,960)	N/M

Revenues

Revenues were $775.2 million for the year ended December 31, 2009, an increase of $1.1 billion compared to $(286.2) million for the year ended December 31, 2008. The increase in revenues was primarily attributed to an increase of $768.0 million in Performance Fees and Allocations, an increase of $252.8 million in Investment Income (Loss) and an increase of $41.0 million in Total Management Fees.

Performance Fees and Allocations, which are determined on a fund by fund basis, were $337.5 million for the year ended December 31, 2009, an increase of $768.0 million compared to $(430.5) million for the year ended December 31, 2008. Investment Income (Loss) was $70.2 million, an increase of $252.8 million compared to $(182.5) million for the previous year. These increases were driven by the improved performance of our funds, which had a net IRR of 9% for the year compared to a net IRR of (30)% in 2008. At December 31, 2009, the unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our contributed Private Equity funds represented 1.3 times investors’ original investments. Over 50% of the appreciation in fair value for 2009 was attributable to increased share prices of various publicly held investments, notably TRW Automotive Holdings Corp. (NYSE: TRW) and TeamHealth Holdings, Inc. (NYSE: TMH), a company that Blackstone took public during the fourth quarter of 2009. The segment’s private portfolio contributed approximately one-third to the overall appreciation in fair value for 2009. This improvement was primarily due to two investments sold during the year, Orangina Schweppes, SAS (consumer sector) and Stiefel Laboratories, Inc. (healthcare sector). At a fund level, the appreciation in fair value was primarily attributed to BCP IV, which generated $340.4 million in Performance Fees and $57.2 million in Investment Income. Within BCP IV, publicly traded TRW Automotive accounted for one-third of the contribution to our Performance Fees and Allocations and approximately 15% of the contribution to Investment Income (Loss). Orangina Schweppes, SAS and Kosmos Energy, LLC each accounted for approximately 20% of Performance Fees and slightly over 25% of Investment Income within BCP IV. The Realized Performance Fees and Allocations and Investment Income (Loss) for 2009 of $34.0 million and $37.0 million, respectively, were primarily attributable to our sale of Orangina Schweppes, SAS and a Sithe Global Power LLC investment.

Total Management Fees were $356.8 million for the year ended December 31, 2009, an increase of $41.0 million compared to $315.9 million for the year ended December 31, 2008. Transaction and Other Fees increased $34.5 million primarily due to lower offsets for spending on due diligence for potential transactions. Base Management Fees were $270.5 million for the year, relatively unchanged compared to the prior year as fee-earning assets under management also remained relatively unchanged for the comparable period.

Revenues were $(286.2) million for the year ended December 31, 2008, a decrease of $1.2 billion compared to $865.3 million for the year ended December 31, 2007. The decrease in revenues was primarily attributed to a decrease of $810.4 million in Performance Fees and Allocations, a decrease of $297.8 million in Investment Income (Loss), and a decrease of $52.0 million in Total Management Fees.

Performance Fees and Allocations were $(430.5) million for the year ended December 31, 2008, a decrease of $810.4 million compared to $379.9 million for the prior year. The Investment Income (Loss) for the year was $(182.5) million, a decrease of $297.8 million compared to $115.3 million for the previous year. These decreases were driven by the deterioration in the performance of our funds, which had a net IRR of (30)% compared to positive 9% in 2007, primarily driven by a reduction in the unrealized value of the underlying portfolio investments. Approximately 60% of the depreciation in fair value was attributable to the segment’s private portfolio, of which approximately 80% was driven by lower cash flow projections reflecting the difficult business environment and approximately 20% due to reduced exit multiple expectations for certain portfolio companies where changes to long term valuation trends for similar assets had an impact. The remaining 40% of the decrease was attributable to losses on foreign exchange and lower share prices of publicly traded companies such as Deutsche Telekom AG (XETRA: DTE) and TRW Automotive Holdings, Corp. The funds which drove the negative performance fees were BCP IV, BCOM and BCP V. The 2007 return of positive 9% was primarily attributable to the performance of our private portfolio, most significantly the chemicals and telecom sectors.

Total Management Fees were $315.9 million for the year ended December 31, 2008, a decrease of $52.0 million compared to $367.9 million for the year ended December 31, 2007. Transaction and Other Fees decreased $72.0 million, primarily due to a reduction in the number and size of closed fee-earning transactions in

2008. Base Management Fees increased $14.1 million, primarily due to the full-year impact on management fees of the $5.4 billion of inflows to Fee-Earning Assets Under Management in 2007, which was driven by $4.7 billion of additional capital raised for BCP V.

Performance Fees and Allocations of $379.9 million and Investment Income (Loss) of $115.3 million for the year ended December 31, 2007 were principally driven by BCP IV and BCOM, with BCP V and BCP III also helping to drive Investment Income (Loss). In 2007, we had numerous realizations that contributed to Realized Performance Fees and Allocations and Investment Income of $574.3 million and $131.5 million, respectively, with the realizations of Gerresheimer Group AG and Celanese Corporation being the largest.

Expenses

Expenses were $284.8 million for the year ended December 31, 2009, an increase of $178.4 million, or 168%, compared to $106.3 million for the year ended December 31, 2008. Compensation and Benefits increased in total with Compensation and Benefits—Base Compensation increasing $34.7 million to $181.3 million and Compensation and Benefits—Performance Fee Related increasing $151.4 million to $21.0 million compared to the prior year. The increase in Compensation and Benefits—Base Compensation was primarily due to an increase in management fee revenues, as a portion of compensation is directly related to the profitability of the segment. The increase in Compensation and Benefits—Performance Fee Related was a result of reversing the prior year’s negative compensation of $(126.9) million from the write-down of prior period carried interest allocations due to the decline in fair value of certain portfolio investments. Other Operating Expenses decreased $7.7 million to $82.5 million, principally due to decreases in professional fees and interest expense.

Expenses were $106.3 million for the year ended December 31, 2008, a decrease of $68.5 million, or 39%, compared to $174.9 million for the year ended December 31, 2007. Compensation and Benefits—Base Compensation were $146.6 million for the year, an increase of $14.4 million, compared to $132.1 million for the prior year. The increase was primarily due to the impact of performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO during 2007. Compensation and Benefits—Performance Related declined $94.6 million, to $(130.3) million, for the year driven by the reversal of prior period carried interest allocations to certain personnel of $126.9 million, primarily due to the decline in fair value of certain portfolio investments. Other Operating Expenses increased $11.7 million in 2008 to $90.1 million, principally due to increases in professional fees, occupancy costs and foreign exchange losses, partially offset by a decrease in interest expense.

Realized Compensation and Benefits – Performance Fee Related for all periods is a direct result of the Realized Revenue items described above and is determined on a deal-by-deal basis.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$25,509,163	$25,040,513	$21,122,326	$468,650	2%	$3,918,187	19%
Inflows, including Commitments	84,202	515,979	5,356,779	(431,777)	-84%	(4,840,800)	-90%
Outflows, including Distributions	(411,459)	(47,329)	(1,438,592)	(364,130)	N/M	1,391,263	97%
Market Appreciation (Depreciation)	(660,512)	—	—	(660,512)	N/M	—	—

Balance, End of Period	$24,521,394	$25,509,163	$25,040,513	$(987,769)	-4%	$468,650	2%

Assets Under Management
(End of Period)	$24,758,992	$23,933,511	$31,802,951	$825,481	3%	$(7,869,440)	-25%

Capital Deployed
Limited Partner Capital Invested	$1,541,974	$3,760,262	$6,331,304	$(2,218,288)	-59%	$(2,571,042)	-41%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $24.5 billion at December 31, 2009, a decrease of $987.8 million compared with $25.5 billion at December 31, 2008. The decrease was driven primarily by market depreciation of $660.5 million that resulted from a net depreciation in the fair value of certain portfolio investments in BCP IV and BCOM. Inflows were $84.2 million for the year, a decrease of $431.8 million from the prior year, primarily due to a reduction in Limited Partner Capital Invested in our funds that charge management fees based on invested capital—BCP II, BCP III, BCP IV, and BCOM. Outflows for the year were $411.5 million, an increase of $364.1 million compared to $47.3 million for the prior year. The outflows were primarily due to realizations of investment gains and return of capital in our funds that charge management fees based on invested capital.

Fee-Earning Assets Under Management were $25.5 billion at December 31, 2008, an increase of $468.7 million compared with $25.0 billion at December 31, 2007. The increase was driven primarily by the limited partner capital invested in funds which charge a fee based on invested capital. Inflows of $516.0 million for the year were $ 4.8 billion lower than inflows for 2007, which included capital raised for BCP V. Outflows were $47.3 million for the year, a decrease of $1.4 billion compared to $1.4 billion for the previous year, primarily related to realizations of investment gains and return of capital of $1.4 billion in 2007.

Assets Under Management

Assets Under Management were $24.8 billion at December 31, 2009, an increase of $825.5 million, or 3%, compared with $23.9 billion at December 31, 2008. The increase was primarily due to net appreciation of $2.0 billion in the fair value of our portfolio investments and inflows of $490.1 million, partially offset by realizations of $1.6 billion.

Assets Under Management of $23.9 billion at December 31, 2008 declined by $7.9 billion from December 31, 2007, a decrease of 25%. The decrease was primarily due to net depreciation in the fair value of our portfolio investments of $7.0 billion and investment gains and return of capital associated with realizations of $456.9 million.

Limited Partner Capital Invested

Limited Partner Capital Invested was $1.5 billion for the year ended December 31, 2009, a decrease of $2.2 billion, or 59%, compared to $3.8 billion for the year ended December 31, 2008. The decrease was primarily attributed to a decrease in transaction sizes. Investments during the year ended December 31, 2009 were primarily made by BCP V.

Limited Partner Capital Invested was $3.8 billion for the year ended December 31, 2008, a decline of 41% compared to $6.3 billion for the year ended December 31, 2007. This decrease reflected a reduction in the number and size of investments closed during 2008 due to deterioration in the macroeconomic environment. During the years ended December 31, 2007 and December 31, 2008, BCP V generated substantially all of the Limited Partner Capital Invested, with 2007 including an investment in Hilton Hotels Corporation of $1.5 billion.

Fund Returns

Fund returns information for our significant funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of The Blackstone Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Blackstone Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following table presents the internal rates of return of our significant BCP funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Year Ended December 31,			Inception to Date
Fund	2009	2008	2007	Total	Realized (b)
BCP IV	35%	-17%	21%	40%	72%
BCP V	1%	-35%	-1%	-12%	21%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and carried interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The Private Equity funds’ net internal rates of return for the year ended December 31, 2009 were positive for BCP IV and BCP V compared to the negative returns for each of these funds for the previous year. Generally, the fund’s portfolio companies saw increasing stabilization over the course of 2009 in their revenues and improvement in margins and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), an important valuation metric in Private Equity. The funds accepted offers for the sale of some portfolio companies at attractive prices from strategic buyers, resulting in an increase in the valuations of those portfolio companies. Please refer to the “Revenues” section above for more details.

The following table presents the investment record of the Private Equity funds from inception through December 31, 2009 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)				(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	19%	2.6	$679	$1,742	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,245	32%	2.5	1,201	3,123	37%	2.6
BCP III (Aug 1997 / Nov 2002)	4,026	7,722	12%	1.9	3,402	6,939	18%	2.0
BCOM (June 2000 / Jun 2006)	2,132	2,904	8%	1.4	1,004	2,139	25%	2.1
BCP IV (Nov 2002 / Dec 2005)	7,088	16,834	40%	2.4	3,765	12,444	72%	3.3

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and carried interest.
(d)	Multiple of Invested Capital (“MOIC”) represents total realized and unrealized value, before management fees, expenses and carried interest, divided by total invested capital.
(e)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.2 billion.

The following table presents the investment record of the Private Equity funds from inception through December 31, 2009 for funds with open investment periods:

Funds in the Investment Period
		Total Investments				Realized / Partially Realized Investments (a)
		Total				Total
Fund (Investment Period)	Available Capital (b)	Invested Capital	Carrying Value (c)	Net IRR (d)	MOIC (e)	Invested Capital	Carrying Value (c) (f)	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$4,550	$16,769	$13,529	-12%	0.8	$1,504	$2,385	21%	1.6

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments less invested capital and includes $1.4 billion committed to deals but not yet invested. Additionally, the segment has $1.0 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and carried interest.
(e)	Multiple of Invested Capital (“MOIC”) represents total realized and unrealized value, before management fees, expenses and carried interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.0 billion.

As of December 31, 2009, all fully invested Private Equity funds (BCOM, BCP IV) were above their respective carried interest thresholds. As of December 31, 2009, BCP IV was above its carried interest preferred return threshold even if all remaining investments were deemed worthless.

The following table presents the carried interest status of our Private Equity funds in their investment period which are currently not generating performance fees as of December 31, 2009:

		Gain to Cross Carried Interest Threshold (a)
Funds in the Investment Period	Available Capital	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$4,550	$6,734	16%

(a)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$328,447	$295,921	$233,072	$32,526	11%	$62,849	27%
Transaction and Other Fees, Net	25,838	36,046	348,410	(10,208)	-28%	(312,364)	-90%
Management Fee Offsets	(2,467)	(4,969)	(11,717)	2,502	50%	6,748	58%

Total Management Fees	351,818	326,998	569,765	24,820	8%	(242,767)	-43%

Performance Fees and Allocations
Realized	(3,039)	24,681	326,514	(27,720)	N/M	(301,833)	-92%
Unrealized	(252,180)	(843,704)	297,437	591,524	70%	(1,141,141)	N/M

Total Performance Fees and Allocations	(255,219)	(819,023)	623,951	563,804	69%	(1,442,974)	N/M

Investment Income (Loss)
Realized	6,164	3,778	68,996	2,386	63%	(65,218)	-95%
Unrealized	(125,624)	(238,650)	65,472	113,026	47%	(304,122)	N/M

Total Investment Income (Loss)	(119,460)	(234,872)	134,468	115,412	49%	(369,340)	N/M
Interest and Dividend Revenue	6,030	5,880	1,321	150	3%	4,559	N/M
Other	3,261	3,008	38	253	—	2,970	—

Total Revenues	(13,570)	(718,009)	1,329,543	704,439	98%	(2,047,552)	N/M

Expenses
Compensation and Benefits
Base Compensation	158,115	150,684	147,829	7,431	5%	2,855	2%
Performance Fee Related
Realized	3,506	1,090	8,560	2,416	N/M	(7,470)	-87%
Unrealized	(113,981)	(74,981)	(11,243)	(39,000)	-52%	(63,738)	N/M

Total Compensation and Benefits	47,640	76,793	145,146	(29,153)	-38%	(68,353)	-47%
Other Operating Expenses	56,325	55,782	54,829	543	1%	953	2%

Total Expenses	103,965	132,575	199,975	(28,610)	-22%	(67,400)	-34%

Economic Net Income (Loss)	$(117,535)	$(850,584)	$1,129,568	$733,049	86%	$(1,980,152)	N/M

Revenues

Revenues were $(13.6) million for the year ended December 31, 2009, an improvement of $704.4 million compared to $(718.0) million for the year ended December 31, 2008. The increase in revenues was primarily attributed to an improvement of $563.8 million in Performance Fees and Allocations, an improvement of $115.4 million in Investment Income (Loss) and an increase of $24.8 million in Total Management Fees.

Performance Fees and Allocations, which are determined on a fund by fund basis, were $(255.2) million for the year ended December 31, 2009, an improvement of $563.8 million compared to $(819.0) million for the prior year. In 2008, the funds experienced significant unrealized valuation reductions. As a result, prior period performance fees were reversed, primarily in BREP IV, V and VI, resulting in a loss of $819.0 million for the year. Specifically, the declines in these funds were due to decreased operating projections across our investments and increased capitalization rates across the real estate sector. For the first half of 2009, the funds continued to experience unrealized valuation reductions; however, the losses were limited to prior period performance fees not yet reversed in BREP IV and BREP V. During the second half of 2009 the funds experienced a general stabilization of fair value, which resulted in an overall 2009 loss of $255.2 million.

Investment Income (Loss) was $(119.5) million for the year ended December 31, 2009, an improvement of $115.4 million compared to $(234.9) million for the year ended December 31, 2008. For the year ended December 31, 2009, valuation reductions in BREP V (($27.1) million) and BREP VI (($83.5) million) had the largest impact on investment income, primarily driven by the decline in valuations on our holdings in Trizec Properties Inc., CarrAmerica Realty Corporation, Equity Office Properties Trust and Hilton Hotels Corporation. The improvement was driven by better performance of our BREP funds which had a net IRR of (35)% in 2009 compared to (38)% in 2008, while the real estate debt investment hedge funds’ net returns were 21% and (9%), respectively. Despite significant unrealized markdowns over the last 18 months, the December 31, 2009, unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds represented 0.9 times investors’ original investments.

The Realized Performance Fees and Allocations and Investment Income (Loss) for 2009 of $(3.0) million and $6.2 million, respectively, were primarily attributable to our realized loss in a residential home-building investment (BREP IV), which was partially offset by realized gains in our debt investment funds.

Total Management Fees were $351.8 million for the year ended December 31, 2009, an increase of $24.8 million compared to $327.0 million for the year ended December 31, 2008. Base Management Fees were $328.4 million for the year ended December 31, 2009, an increase of $32.5 million compared to the prior year, driven by a full year of management fees from our European focused real estate fund and an increase in Fee-Earning Assets Under Management of 3% from the prior year, which was primarily from capital raised for our new debt investment funds. Transaction and Other Fees decreased $10.2 million, primarily due to a reduction in the number and size of closed fee-earning transactions in 2009.

For the year ended December 31, 2008, revenues were $(718.0) million, a decrease of $2.0 billion compared to $1.3 billion for the year ended December 31, 2007. The decrease (as described below) in revenues was primarily attributed to a decrease of $1.4 billion in Performance Fees and Allocations, a decrease of $369.3 million in Investment Income (Loss) and a decrease of $242.8 million in Total Management Fees.

Performance Fees and Allocations were $(819.0) million for the year ended December 31, 2008, a decrease of $1.4 billion compared to $624.0 million for the year ended December 31, 2007, while Investment Income (Loss) was $(234.9) million for the 2008 year. The negative performance in 2008 was primarily the result of unrealized valuation reductions which reflected decreased operating projections across our investments as well as an increase in capitalization rates across the real estate sector. Performance fees and investment income were primarily impacted by the results of our domestic funds—BREP IV, BREP V, and BREP VI. Specifically, the decline in these funds was primarily driven by unrealized valuation reductions for Boca Resorts, Inc., Wyndham International, Inc., Equity Office Properties Trust, Trizec Properties, Inc. and Hilton Hotels Corporation. In 2008, our Realized Performance Fees and Allocations of $24.7 million and Investment Income of $3.8 million were primarily driven by current income from our investment in La Quinta Corporation (BREP IV and BREP V).

Total Management Fees were $327.0 million for the year ended December 31, 2008, a decrease of $242.8 million compared to $569.8 million for the year ended December 31, 2007. Base Management Fees were $295.9 million for the year ended December 31, 2008, an increase of $62.8 million compared to the year ended December 31, 2007, due to a full twelve months of management fees from BREP VI, which commenced in February 2007, as well as an increase in Fee-Earning Assets Under Management of 23% due to $5.1 billion of inflows, primarily related to capital raised for our European focused real estate fund. Transaction and Other Fees decreased $312.4 million primarily due to a reduction in the number and size of closed fee-earning transactions in 2008, as well as the absence of the substantial transaction fees earned in 2007 in connection with our funds’ acquisition of Hilton Hotels Corporation and Equity Office Properties Trust. The $6.7 million decrease in Management Fee Offsets was due to placement fees incurred in 2007 as a result of the initial fund-raising for BREP VI.

The positive Performance Fees and Allocations of $624.0 million and the Investment Income (Loss) of $134.5 million for the year ended December 31, 2007 were driven by BREP V and BREP VI. Total Management Fees were $569.8 million. The positive Investment Income (Loss) for 2007 was primarily driven by our investments in BREP V and BREP VI primarily due to accretive sales within our office portfolio, primarily Equity Office Properties Trust and CarrAmerica Realty Corp.

In 2007, we had numerous realizations contributing to Realized Performance Fees and Allocations of $326.5 million and Investment Income (Loss) of $69.0 million, with Extended Stay America and CarrAmerica Realty Corp. being the largest (BREP IV and BREP V).

Expenses

Expenses were $104.0 million for the year ended December 31, 2009, a decrease of $28.6 million, or 22%, compared to $132.6 million for the year ended December 31, 2008. Compensation and Benefits—Base Compensation rose 5%, or $7.4 million, to $158.1 million for the year. The increase was primarily due to an increase in compensation of senior personnel which is calculated based on segment profitability. Compensation and Benefits—Performance Fee Related was $(110.5) million for the year, a decrease of $36.6 million, or 50%, compared to $(73.9) million for the prior year. The decrease resulted principally from the reversal of prior period performance fee allocations to certain personnel of $70.6 million in 2008, compared to $113.1 million in 2009, as a result of unrealized valuation reductions of certain portfolio investments. Other Operating Expenses remained relatively unchanged year over year.

For the year ended December 31, 2008, Expenses were $132.6 million, a decrease of $67.4 million, or 34%, compared to $200.0 million for the year ended December 31, 2007. Compensation and Benefits – Base Compensation were $150.7 million for the year, an increase of $2.9 million, compared to $147.8 million for the previous year. The increase was primarily due to the impact of performance payment arrangements associated with our senior managing directors and other selected employees which were accounted for as partnership distributions prior to our IPO. Compensation and Benefits – Performance Fee Related was $(73.9) million for the year ended December 31, 2008, a decrease of $71.2 million compared to the prior year. The decrease resulted principally from the reversal of prior period performance fee allocations to certain personnel of $70.6 million in 2008, primarily due to unrealized valuation reductions of certain portfolio investments. Other Operating Expenses remained relatively unchanged year over year. Increases in occupancy costs and foreign exchange losses were offset by decreases in professional fees and business development.

Realized Compensation and Benefits—Performance Fee Related for all periods is a direct result of the Realized Revenue items described above and is determined on a deal by deal basis.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$22,970,438	$18,637,673	$9,084,168	$4,332,765	23%	$9,553,505	105%
Inflows, including Commitments	1,009,216	5,140,183	11,785,125	(4,130,967)	-80%	(6,644,942)	-56%
Outflows, including Distributions	(428,092)	(582,652)	(2,301,158)	154,560	27%	1,718,506	75%
Market Appreciation (Depreciation)	156,495	(224,766)	69,538	381,261	N/M	(294,304)	N/M

Balance, End of Period	$23,708,057	$22,970,438	$18,637,673	$737,619	3%	$4,332,765	23%

Assets Under Management (End of Period)	$20,391,334	$24,154,642	$26,128,049	$(3,763,308)	-16%	$(1,973,407)	-8%

Capital Deployed Limited Partner Capital Invested	$884,151	$968,684	$8,171,854	$(84,533)	-9%	$(7,203,170)	-88%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $23.7 billion at December 31, 2009, an increase of $737.6 million, or 3%, compared with $23.0 billion at December 31, 2008. The increase was primarily driven by capital raised and deployed by our debt investment funds, since the end of 2008. As discussed above, current year inflows were primarily related to capital deployed by our debt investment funds whereas the prior year inflows included $4.6 billion of capital raised for our European focused real estate fund. Current year outflows were $428.1 million, primarily due to realizations in BREP IV and the end of the fund’s term for BREP III, whereas the prior year outflows of $582.7 million were primarily driven by unused capital commitments at the end of the BREP International II investment period in 2008 being earmarked for fund reserves and no longer earning fees until drawn. Additional increases in the current year of $156.5 million were due to the impact of favorable foreign exchange fluctuations on committed capital for our European focused real estate fund and net valuation increases for certain of our debt investment funds. Prior year additional decreases to fee-earning assets of $224.8 million were primarily due to the unfavorable foreign exchange impact on commitments from our European focused real estate fund.

Fee-Earning Assets Under Management were $23.0 billion at December 31, 2008, an increase of $4.3 billion, or 23%, compared with $18.6 billion at December 31, 2007, primarily driven by additional capital raised for our European focused real estate fund during 2008. Inflows of $5.1 billion, as discussed above, were primarily related to capital raised for our European focused real estate fund, whereas the 2007 inflows of $11.8 billion were primarily related to capital raised for BREP VI during 2007. Outflows in 2008 were $582.7 million, due to unused capital commitments at the end of the BREP International II investment period in 2008 being earmarked for fund reserves and no longer earning fees until drawn. Additionally, 2007 outflows of $2.3 billion were driven by unused capital commitments at the end of the BREP V investment period in 2007 being earmarked for fund reserves and no longer earning fees until drawn and distributions in BREP IV and BREP V. Additional decreases in fee-earning assets in 2008 were $224.8 million due to an unfavorable foreign exchange impact on commitments from our European focused real estate fund. Fee-earning assets under management in 2007 increased $69.5 million primarily due to a favorable foreign exchange impact on commitments from BREP International II.

Assets Under Management

At December 31, 2009, Assets Under Management were $20.4 billion, a decrease of $3.8 billion, or 16%, compared with $24.2 billion at December 31, 2008. The change was primarily due to net reductions in the fair value of underlying portfolio investments of $3.8 billion, which are substantially all unrealized.

At December 31, 2008, Assets Under Management were $24.2 billion, a decrease of $2.0 billion, or 8%, compared with $26.1 billion at December 31, 2007. The change was primarily due to net reductions in the fair value of underlying portfolio investments of $7.1 billion, which are substantially all unrealized, partially offset by $5.6 billion of inflows, primarily related to additional capital raised for our European focused real estate fund during 2008.

Limited Partner Capital Invested

For the year ended December 31, 2009, Limited Partner Capital Invested was $884.2 million, a decrease of $84.5 million, or 9%, from $968.7 million for the year ended December 31, 2008. This decrease reflected a reduction in the volume and size of closed transactions as a result of the continued difficult market conditions in 2009. During the year ended December 31, 2009, Limited Partner Capital Invested was predominantly in our BREP VI and debt investment funds.

For the year ended December 31, 2008, Limited Partner Capital Invested was $968.7 million, a decrease of $7.2 billion, or 88%, from $8.2 billion for the year ended December 31, 2007. During 2008, Limited Partner

Capital Invested was driven by BREP IV, V and VI. The decrease in Limited Partner Capital Invested from 2007 reflected a reduction in the volume and size of closed transactions as a result of the market conditions in 2008. The Limited Partner Capital Invested for the year ended December 31, 2007 for BREP V, BREP VI and BREP International II included Hilton Hotels Corporation ($3.7 billion), which includes fee-earning co-investments, and Equity Office Properties Trust ($3.3 billion).

Fund Returns

Fund return information for our significant funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the performance of The Blackstone Group L.P. and is also not necessarily indicative of the future performance of any particular fund. An investment in The Blackstone Group L.P. is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following table presents the Internal Rates of Return of our significant Real Estate funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Year Ended December 31,			Inception to Date
Fund	2009	2008	2007	Total	Realized (b)
BREP IV	-32%	-39%	8%	14%	69%
BREP V	-35%	-31%	36%	-6%	77%
BREP International	10%	-36%	57%	28%	36%
BREP International II	-31%	-42%	19%	-27%	5%
BREP VI	-40%	-43%	44%	-33%	95%
BSSF I (c)	21%	-9%	N/A	17%	N/M
BSSF II (c)	23%	N/A	N/A	23%	140%
CMBS (c)	17%	N/A	N/A	17%	N/M

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Represents returns for a partial year of investing which commenced for the CMBS fund in May 2009, BSSF II in July 2009, and BSSF in August 2008.

The Real Estate funds’ net internal rates of return for the year ended December 31, 2009 were improved for all funds except BREP V compared to the negative returns for each of these funds for the year ended December 31, 2008. Generally, beginning in the second half of 2009, the fund’s portfolio company operations have seen relative stabilization in the fundamentals of the BREP funds’ hotels and improved leasing in the BREP funds’ office investments, which therefore limited the valuation reductions of our investments.

The following table presents the investment record of the Real Estate funds from inception through December 31, 2009 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)				(Dollars in Millions)
Pre-BREP	$141	$345	33%	2.5	$141	$345	33%	2.5
BREP I (Sep 1994 / Oct 1996)	467	1,328	40%	2.8	467	1,328	40%	2.8
BREP II (Oct 1996 / Mar 1999)	1,219	2,525	19%	2.1	1,219	2,525	19%	2.1
BREP III (Apr 1999 / Apr 2003)	1,415	3,330	21%	2.4	1,338	3,300	23%	2.5
BREP Int’l (Jan 2001 / Sep 2005)	757	1,580	28%	2.1	658	1,521	36%	2.3
BREP IV (Apr 2003 / Dec 2005)	2,737	3,575	14%	1.3	1,058	2,501	69%	2.4
BREP V (Dec 2005 / Feb 2007)	5,183	4,750	-6%	0.9	951	1,748	77%	1.8
BREP Int’l II (Sep 2005 / Jun 2008)	1,739	972	-27%	0.6	208	256	5%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and carried interest.
(d)	Multiple of Invested Capital (“MOIC”) represents total realized and unrealized value, before management fees, expenses and carried interest, divided by total invested capital.
(e)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $692.2 million.

The following table presents the investment record of the Real Estate funds from inception through December 31, 2009 for funds with open investment periods:

	Funds in the Investment Period
		Total Investment
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$6,208	$4,817	$2,374	-33%	0.5
BREP EU III (Jun 2008 / Dec 2013)	4,414	118	115	N/M	1.0
BSSF II (July 2009/ Aug 2017)	147	358	401	23%	1.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments less invested capital. It includes $276.0 million committed to deals but not yet invested. Additionally, the segment has $1.2 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Carrying value includes realized proceeds and unrealized fair value.

(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and carried interest.
(d)	Multiple of Invested Capital (“MOIC”) represents total realized and unrealized value, before management fees, expenses and carried interest, divided by total invested capital.

The following table presents the carried interest status of our Real Estate funds with closed investment periods which are currently not generating performance fees as of December 31, 2009:

	Gain to Cross Carried Interest Threshold (b)
Fully Invested Funds (a)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BREP V (Dec 2005 / Feb 2007)	1,464	10%
BREP Int’l II (Sep 2005 / Jun 2008)	1,376	24%

(a)	As of December 31, 2009: (a) BREP International was above its carried interest preferred return threshold even if all remaining investments were deemed worthless, and (b) BREP IV was above its carried interest preferred return threshold.
(b)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

The following table presents the carried interest status of our Real Estate funds in their investment period as of December 31, 2009:

		Gain to Cross Carried Interest Threshold (b)
Fund in the Investment Period (a)	Available Capital	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$6,208	$3,741	25%
BREP EU III (Jun 2008 / Dec 2013)	4,414	120	N/M

(a)	As of December 31, 2009, BSSF II was above its carried interest preferred return threshold.
(b)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Credit and Marketable Alternatives

The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Year Ended December 31,				2009 vs. 2008		2008 vs. 2007
	2009	2008		2007	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$400,873	$476,836		$316,337	$(75,963)	-16%	$160,499	51%
Transaction and Other Fees, Net	2,866	8,516		6,630	(5,650)	-66%	1,886	28%
Management Fee Offsets	(14,694)	(6,606)		(33)	(8,088)	-122%	(6,573)	N/M

Total Management Fees	389,045	478,746		322,934	(89,701)	-19%	155,812	48%

Performance Fees and Allocations
Realized	43,282	15,081		154,028	28,201	187%	(138,947)	-90%
Unrealized	114,556	(12,822)		2,952	127,378	N/M	(15,774)	N/M

Total Performance Fees and Allocations	157,838	2,259		156,980	155,579	N/M	(154,721)	-99%

Investment Income (Loss)
Realized	(15,031)	(82,142)		62,363	67,111	82%	(144,505)	N/M
Unrealized	96,016	(257,084)		81,439	353,100	N/M	(338,523)	N/M

Total Investment Income (Loss)	80,985	(339,226	)(a)	143,802	420,211	N/M	(483,028)	N/M
Interest and Dividend Revenue	3,452	8,527		4,249	(5,075)	-60%	4,278	101%
Other	1,025	1,214		31	(189)	—	1,183	—

Total Revenues	632,345	151,520		627,996	480,825	N/M	(476,476)	-76%

Expenses
Compensation and Benefits
Base Compensation	198,117	239,436		82,594	(41,319)	-17%	156,842	190%
Performance Fee Related
Realized	20,854	8,162		68,109	12,692	156%	(59,947)	-88%
Unrealized	67,493	(6,643)		(373)	74,136	N/M	(6,270)	N/M %

Total Compensation and Benefits	286,464	240,955		150,330	45,509	19%	90,625	60%
Other Operating Expenses	80,661	106,027		74,728	(25,366)	-24%	31,299	42%

Total Expenses	367,125	346,982		225,058	20,143	6%	121,924	54%

Economic Net Income (Loss)	$265,220	$(195,462)		$402,938	$460,682	N/M	$(598,400)	N/M

(a)	$(322.2) million of this loss was related to Blackstone’s equity invested in liquid Credit and Marketable Alternatives funds.

Revenues

Revenues were $632.3 million for the year ended December 31, 2009, an increase of $480.8 million, compared to $151.5 million for the year ended December 31, 2008. Total Management Fees were $389.0 million, a decline of $89.7 million from the prior year. This decline was primarily attributable to a reduction of $76.0 million in Base Management Fees to $400.9 million. This reduction was primarily the result of the absence of fees earned in 2008 from certain of our proprietary hedge funds which were liquidated at the end of 2008 as well as lower Fee-Earning Assets Under Management at the beginning of 2009 than the beginning of 2008 for our funds of hedge funds business.

Performance Fees and Allocations increased $155.6 million for the year to $157.8 million. The increase in Performance Fees and Allocations was attributable to net appreciation of the investment portfolios in addition to fee-earning inflows of $6.3 billion, principally in certain of our funds of hedge funds and credit-oriented funds, compared to the year ended December 31, 2008 which included minimal Performance Fees and Allocations. The net composite returns in our funds of hedge funds was 16% in 2009 compared to (20)% in 2008. As a result, the Fee-Earning Assets Under Management above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees and Allocations, increased during 2009 compared to 2008 (see table below). The increase of $420.2 million in Investment Income (Loss) to $81.0 million was primarily related to improved returns on our investments in our funds of hedge funds, proprietary hedge funds and certain of our credit-oriented funds. Additionally, 2008 included a loss of $60.1 million on our investments in certain of our proprietary hedge funds which were liquidated at the end of 2008. Both Investment Income and Performance Fees and Allocations benefited from favorable conditions in equity and credit markets for most of 2009.

For the year ended 2009, Realized Performance Fees and Allocations of $43.3 million were driven primarily by incentive fees earned by our funds of hedge funds business of $30.7 million. The Realized Investment Income (Loss) was $(15.1) million.

Revenues were $151.5 million for the year ended December 31, 2008, a decrease of $476.5 million, or 76%, compared to $628.0 million for the year ended December 31, 2007. Total Management Fees were $478.7 million, an increase of $155.8 million from the prior year. The increase was primarily due to an increase in Base Management Fees of $160.5 million which resulted from an increase in Fee-Earning Assets Under Management in 2008 compared with 2007. Additionally, our acquisition of GSO in the first quarter of 2008 contributed $102.5 million of the overall increase.

Investment Income (Loss) was $(339.2) million, a decline of $(483.0) million from 2007. The decrease in Investment Income (Loss) was due to difficult market conditions in 2008 which resulted in composite net returns of (20)% in our funds of hedge funds. Additionally, 2008 included the previously mentioned loss of $60.1 million on our investments in certain of our proprietary hedge funds which have since been liquidated. The decline of $154.7 million in Performance Fees and Allocations, to $2.3 million, was attributable to net depreciation of the investment portfolios, principally in certain of our funds of hedge funds, then-existing proprietary hedge funds and credit-oriented funds compared to the year ended December 31, 2007.

In 2008, the Realized Performance Fees and Allocations of $15.1 million were driven primarily by incentive fees and carried interest earned by our credit platform. The Realized Investment Income (Loss) of $(82.1) million was primarily a result of losses of $30.7 million and $42.1 million from redemptions of our investments in our funds of hedge funds and our proprietary hedge funds.

In 2007, the Realized Performance Fees and Allocations of $154.0 million was driven primarily by incentive fees earned by our funds of hedge funds business of $97.2 million and one of our then existing proprietary hedge funds of $35.9 million. The Realized Investment Income (Loss) of $62.3 million was primarily a result of a gain of $41.5 million from a redemption of our investment in our funds of hedge funds.

Expenses

Expenses were $367.1 million for the year ended December 31, 2009, an increase of $20.1 million, or 6%, compared to $347.0 million for the year ended December 31, 2008. Compensation and Benefits – Base Compensation was $198.1 million for the year, a decrease of $41.3 million, compared to $239.4 million for the prior year. The decreases were primarily due to a decrease in management fee revenues, as a portion of compensation is directly related to the profitability of each of the businesses of the segment, and the impact of headcount reductions as a result of the restructuring of two of our single manager proprietary hedge funds and our credit-oriented funds. Compensation and Benefits—Performance Fee Related were $88.3 million for the year, an increase of $86.8 million, compared to $1.5 million for the previous year. The increase resulted principally from the accrual of carried interest allocations to certain personnel due to the positive adjustments in fair value of certain portfolio investments.

Realized Compensation and Benefits—Performance Fee Related is directly attributable to the Realized Performance Fees and Allocations described above.

Other Operating Expenses decreased $25.4 million, to $80.7 million, primarily due to a decrease in professional fees and interest expense as a result of decreased investment activity. Included in our 2008 expenses were $10.3 million of accruals related to the restructuring of two of our single manager proprietary hedge funds and our credit-oriented funds.

Expenses were $347.0 million for the year ended December 31, 2008, an increase of $121.9 million, or 54%, compared to $225.1 million for the year ended December 31, 2007. Compensation and Benefits – Base Compensation was $239.4 million for the year, an increase of $156.8 million, compared to $82.6 million for the prior year. The increase was principally related to the acquisition of GSO, which contributed $70.9 million of the overall increase. Additionally, 2008 compensation, included a full year of performance payment arrangements associated with our senior managing directors and other selected employees, which were accounted for as partnership distributions prior to our IPO in 2007. To a lesser extent, headcount additions due to expansion into Asia and the launch of new funds contributed to the increase in Compensation and Benefits. Compensation and Benefits – Performance Fee Related were $1.5 million for the year, a decrease of $66.2 million, compared to $67.7 million for the previous year.

The amount of Compensation and Benefits—Performance Fee Related—Realized is directly attributable to the Performance Fees and Allocations—Realized described above.

Other Operating Expenses increased $31.3 million, to $106.0 million, primarily due to the acquisition of GSO, partially offset by a decrease in interest expense as a result of decreased investment activity. Included in our 2008 expenses were the previously mentioned $10.3 million of accruals related to the restructuring of two of our single manager proprietary hedge funds and our credit-oriented funds.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$42,561,456	$39,474,067	$24,588,966	$3,087,389	8%	$14,885,101	61%
Inflows, including Commitments	6,314,387	21,758,442	12,405,856	(15,444,055)	-71%	9,352,586	75%
Outflows, including Distributions	(6,326,174)	(7,079,434)	(1,622,877)	753,260	11%	(5,456,557)	N/M
Market Appreciation (Depreciation)	5,317,877	(11,591,619)	4,102,122	16,909,496	N/M	(15,693,741)	N/M

Balance, End of Period	$47,867,546	$42,561,456	$39,474,067	$5,306,090	12%	$3,087,389	8%

Assets Under Management (End of Period)	$53,032,802	$46,471,064	$44,496,372	$6,561,738	14%	$1,974,692	4%

Capital Deployed Limited Partner Capital Invested	$721,401	$1,819,705	$268,201	$(1,098,304)	-60%	$1,551,504	N/M

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark and/or Hurdle (a)
	As of December 31,			As of December 31,
	2009	2008	2007	2009	2008	2007
Funds of Hedge Funds	$13,695,111	$11,349,475	$12,610,855	40%	—	91%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Blackstone Fund has positive investment performance. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle. For our funds of hedge funds, at December 31, 2009, 31% of the estimated assets that were below their respective High Water Mark were within 5% of reaching their respective High Water Mark.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $47.9 billion at December 31, 2009, an increase of $5.3 billion, or 12%, compared to $42.6 billion at December 31, 2008. The increase was primarily driven by market appreciation of $3.7 billion in our funds of hedge funds, $908.0 million in our credit platform funds and $698.5 million in our closed-end mutual funds. Additionally, $6.3 billion of outflows (generally a result of liquidity needs of limited partners), were offset by inflows.

The inflows of $6.3 billion for the current year were $15.4 billion less than the $21.8 billion of inflows for the prior year. The decrease was primarily due to the acquisition of GSO, which contributed $10.9 billion of inflows, being included in the 2008 inflows. Outflows were $6.3 billion for the year, a decrease of $753.3 million compared to $7.1 billion for the previous year. The decrease was primarily related to the liquidation of certain proprietary hedge funds at the end of 2008. Market appreciation was $5.3 billion for the year, an increase of $16.9 billion, and was primarily a result of more favorable market conditions which resulted in significantly improved returns for virtually all of our funds in 2009.

Fee-Earning Assets Under Management were $42.6 billion at December 31, 2008, an increase of $3.1 billion, or 8%, compared to $39.5 billion at December 31, 2007. The increase was primarily driven by inflows of $21.8 billion, which were primarily driven by the acquisition of GSO in 2008 and capital raised in our funds of hedge funds, partially offset by outflows of $7.1 billion which were generally a result of liquidity needs of limited partners. Market depreciation was $11.6 billion for the year, a decrease of $15.7 billion compared to market appreciation of $4.1 billion for the previous year.

Fee-Earning Assets Under Management had net inflows of $1.0 billion from January 1 through February 2010 from our funds of hedge funds.

Assets Under Management

Assets Under Management were $53.0 billion at December 31, 2009, an increase of $6.6 billion, or 14%, compared to $46.5 billion at December 31, 2008. The change was driven by $4.0 billion of net market appreciation in our funds of hedge funds and $2.4 billion in our credit platform funds. Additionally, $7.7 billion of outflows were mostly offset by $7.2 billion of inflows.

Assets Under Management were $46.5 billion at December 31, 2008, an increase of $2.0 billion, compared to $44.5 billion at December 31, 2007. The change was driven by the acquisition of GSO, which contributed $12.3 billion to Assets Under Management, as well as capital raised in our funds of hedge funds of $7.7 billion.

These increases were substantially offset by reductions in the fair value of portfolio investments of $12.7 billion and total outflows of $9.8 billion, primarily comprised of redemptions and realizations.

Limited Partner Capital Invested

Limited Partner Capital Invested in carry funds was $721.4 million for the year ended December 31, 2009, a decrease of $1.1 billion compared to $1.8 billion for the year ended December 31, 2008. The prior year included investments made by certain of our credit-oriented funds launched in 2008.

Limited Partner Capital Invested in carry funds was $1.8 billion for the year ended December 31, 2008, an increase of $1.6 billion compared to $268.2 million for the year ended December 31, 2007. This increase principally reflected investments made by certain of our credit-oriented funds launched in 2008.

Composite and Fund Returns

Composite and fund return information for our significant businesses is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The composite and fund returns information reflected in this discussion and analysis is not indicative of the performance of The Blackstone Group L.P. and is also not necessarily indicative of the future results of any particular fund. An investment in The Blackstone Group L.P. is not an investment in any of our funds or composites. There can be no assurance that any of our funds or composites or our other existing and future funds or composites will achieve similar returns.

	Average Annual Net Returns (a)
	Periods Ended December 31, 2009			Inception to Date
Composite	One Year	Three Year	Five Year
Funds of Hedge Funds, Core Funds Composite	16%	2%	5%	10%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$390,718	$397,519	$360,284	$(6,801)	-2%	$37,235	10%
Investment Income (Loss)
Realized	1,443	—	—	1,443	—	—	—
Unrealized	219	—	—	219	—	—	—

Total Investment Income (Loss)	1,662	—	—	1,662	—	—	—
Interest and Dividend Revenue	5,254	8,148	7,385	(2,894)	-36%	763	10%
Other	(35)	4,899	(11)	(4,934)	N/M	4,910	—

Total Revenues	397,599	410,566	367,658	(12,967)	-3%	42,908	12%

Expenses
Compensation and Benefits—Base Compensation	232,359	234,755	132,633	(2,396)	-1%	102,122	77%
Other Operating Expenses	79,572	67,277	39,037	12,295	18%	28,240	72%

Total Expenses	311,931	302,032	171,670	9,899	3%	130,362	76%

Economic Net Income (Loss)	$85,668	$108,534	$195,988	$(22,866)	-21%	$(87,454)	-45%

Revenues

Revenues were $397.6 million for the year ended December 31, 2009, a decrease of $13.0 million, or 3%, compared to $410.6 million for the year ended December 31, 2008. Our restructuring and reorganization advisory services business generated $74.7 million in increased fees, a 66% increase, as continued credit market turmoil and low levels of available liquidity led to increased debt defaults, debt restructurings and bankruptcies. Additionally, fees earned from our corporate and mergers and acquisitions advisory services business increased $10.1 million, or 7%, as clients increasingly looked to us for independent advice in complicated transactions. These increases were offset by a decrease of $91.6 million in fees generated from our fund placement business compared to 2008.

Revenues were $410.6 million for the year ended December 31, 2008, an increase of $42.9 million, or 12%, compared to $367.7 million for the year ended December 31, 2007. The change was driven by an increase in fees of $50.8 million, or 81%, generated by our restructuring and reorganization advisory services business. Additionally, fees earned from our corporate and mergers and acquisitions advisory services business increased $22.2 million, or 17%. The revenues earned by our restructuring and reorganization advisory services and our corporate and mergers and acquisitions advisory services businesses were influenced by the same factors as in 2009. These increases were partially offset by a decrease of $35.7 million in fees generated from our fund placement business compared to 2007, which included a substantial fee earned from one transaction in the first quarter of the year.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $311.9 million for the year ended December 31, 2009, an increase of $9.9 million, or 3%, compared to $302.0 million for the year ended December 31, 2008. Compensation and Benefits—Base Compensation decreased $2.4 million, principally related to a decrease in Advisory Fees revenues from our Fund

Placement business, as a portion of compensation is directly related to the profitability of each of the service businesses of the segment. Other Operating Expenses increased $12.3 million, principally due to costs related to the full year impact of the expansion of our London and Hong Kong-based corporate and mergers and acquisitions advisory services business.

Expenses were $302.0 million for the year ended December 31, 2008, an increase of $130.3 million, or 76%, compared to $171.7 million for the year ended December 31, 2007. Compensation and Benefits—Base Compensation increased $102.1 million, principally related to compensation associated with our senior managing directors which was accounted for as partnership distributions prior to our IPO. Additionally, the change in Compensation and Benefits was due to an increase in Advisory Fees revenues, as a portion of compensation is directly related to the profitability of each of the service businesses. Other Operating Expenses increased $28.2 million, principally due to costs related to the expansion of our London and Hong Kong-based corporate and mergers and acquisitions advisory services business and an increase in bad debt expense.

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

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Non-Controlling Interests in Consolidated Entities in the consolidated and combined financial statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees. For the year ended December 31, 2009, we had total management and advisory fees and interest income of $1.5 billion and total expenses of $1.1 billion, generating Net Fee Related Earnings from Operations of $410.4 million for the year.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own liquid funds and access to our debt capacity, including our $850 million committed revolving credit facility and the proceeds from our issuance of senior notes. On August 20, 2009, we issued $600 million of senior notes at a rate of 6.625% per annum due August 15, 2019. The interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. We plan to use the proceeds for general corporate purposes. As of December 31, 2009, Blackstone had $952.1 million in cash, $626.2 million invested in cash management strategies and $495.2 million invested in liquid Blackstone Funds, against $652.0 million in outstanding borrowings.

We use Adjusted Cash Flow from Operations as a supplemental non-GAAP measure to assess our cash flows and amounts available for distribution to unitholders. In accordance with GAAP, certain of the Blackstone Funds are consolidated into the consolidated financial statements of Blackstone, notwithstanding the fact that Blackstone has only a minor economic interest in these funds. Consequently, Blackstone’s consolidated and combined financial statements reflect the cash flows of the consolidated Blackstone Funds on a gross basis rather than the cash flows attributable to Blackstone. Adjusted Cash Flow from Operations is therefore intended to reflect the cash flows attributable to Blackstone and is equal to operating activities presented in accordance with GAAP, adjusted for cash flows relating to changes in our operating assets and liabilities, Blackstone Funds’ related investment activity, differences in the timing of realized gains between Blackstone and Blackstone Funds, non-controlling interests related to departed employees and non-controlling interests in income of consolidated entities and other non-cash adjustments. Management assesses Adjusted Cash Flow from Operations, which is derived from our segment reported results, by monitoring its key components, defined by management to be (a) Net Fee Related Earnings from Operations, (b) Performance Fees and Allocations net of related profit sharing interests that are included in compensation and (c) Blackstone investment income related to its investments in liquid funds and its net realized investment income on its illiquid investments.

The following table is a reconciliation of Net Cash Provided by (Used In) Operating Activities presented on a GAAP basis to Adjusted Cash Flow from Operations:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Net Cash Provided by (Used in) Operating Activities	$411,509	$1,890,435	$(850,296)
Unrealized Depreciation on Hedge Activities	6,975	—	—
Changes in Operating Assets and Liabilities	(70,200)	(757,084)	166,867
Short Term Investment Activity	553,288	—	—
Blackstone Funds Related Investment Activities	(446,233)	(469,693)	1,699,433
Net Realized Gains (Losses) on Investments	(135,243)	(164,726)	3,800,137
Non-controlling Interests in Income of Consolidated Entities	1,942,838	3,523,697	(1,499,587)
Realized Gains (Losses)—Blackstone Funds	13,227	(197,426)	87,373

			Pro Forma
Cash Flows from Operations—Adjustments (a)
Elimination of Non-Contributed Entities (b)	—	—	(46,523)
Increase in Compensation Expense (c)	—	—	(255,426)
Interests Held by Blackstone Holdings Limited Partners (d)	(1,792,173)	(3,638,799)	(1,101,730)
Eliminate Interest Expense (e)	—	—	26,302
Realized Gains (Losses)—Blackstone Funds	—	—	(275,333)
Incremental Cash Tax Effect (f)	42,250	(57,603)	(234,613)

Adjusted Cash Flow from Operations	$526,238	$128,801	$1,516,604

The following table provides the details of the components of Adjusted Cash Flow from Operations. Adjusted Cash Flow from Operations is the principal factor in determining the amount of distributions to unitholders.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Fee Related Earnings
Total Management and Advisory Fees (g)	$1,530,382	$1,561,766	$1,638,947
Total Expenses (h)	1,119,972	1,134,098	1,252,250

Net Fee Related Earnings from Operations	410,410	427,668	386,697

Performance Fees and Allocations Net of Related Compensation (i)	32,092	33,210	829,568

Blackstone Investment Income (j)
Liquid	58,362	(327,453)	138,203
Illiquid	25,374	(4,624)	162,136

	83,736	(332,077)	300,339

Adjusted Cash Flow from Operations	$526,238	$128,801	$1,516,604

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (k)	$495,484	$510,760	$686,169

(a)	Adjusted Cash Flow from Operations is based upon historical results of operations and gives effect to the pre-initial public offering reorganization and the initial public offering as if they were completed as of January 1, 2007. These pro forma adjustments are consistent with Rule 11-01 of Regulation S–X at the time of the IPO.
(b)	Represent adjustments to eliminate from Adjusted Cash Flow from Operations the cash flows of the businesses that were not contributed as part of the reorganization.
(c)	Represent adjustments to reflect in Adjusted Cash Flow from Operations the cash portion of expenses related to employee compensation that were not effective prior to the IPO as well as vested carried interest for departed partners.
(d)	Represents an adjustment to add back net income (loss) allocable to interest holders of Blackstone Holdings Limited Partners after the Reorganization recorded as Non-Controlling Interests.
(e)	Represent adjustments to eliminate interest expense in Adjusted Cash Flow from Operations for 2007 on the assumption that the revolving credit facility was repaid in full from the proceeds of the IPO.
(f)	Represent the provisions for and/or adjustments to income taxes that were calculated using the same methodology applied in calculating such amounts for the period after the reorganization.
(g)	Comprised of total segment Management and Advisory Fees plus Interest Income.
(h)	Comprised of total segment compensation expense (excluding compensation expense related to Performance Fees and Allocations pursuant to Blackstone’s profit sharing plans related to carried interest and incentive fees which are included in (i) below), other operating expenses and Blackstone’s estimate of cash taxes currently due.
(i)	Represents realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Comprised of Blackstone’s investment income (realized and unrealized) from its liquid investments in its Credit and Marketable Alternatives segment as well as its net realized investment income from its illiquid investments, principally in its Private Equity and Real Estate Segments and permanent impairment charges on certain illiquid investments.
(k)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Adjusted Cash Flows from Operations reconciliation presented above, which is included in (f), and segment interest and segment depreciation and amortization. The cash taxes payable component of (f) was $56.9 million, $43.5 million and $282.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest and depreciation and amortization was $34.0 million, $39.6 million and $17.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (2) provide capital to facilitate our expansion into new businesses that are complementary, (3) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (4) fund modest capital expenditures, (5) repay borrowings and related interest costs, (6) pay income taxes and (7) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of December 31, 2009, consisted of the following:

Fund	Original Commitment	Remaining Commitment
Private Equity	(Dollars in Thousands)
BCP VI	$500,000	$500,000
BCP V	629,356	175,391
BCP IV	150,000	14,614
BCOM	50,000	5,074
Real Estate Funds
BREP VI	750,000	423,770
BREP V	52,545	7,747
BREP International II	28,666	3,667
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	97,078
BSSF I	6,992	—
BSSF II	43,008	13,276
CMBS Fund	4,010	—
Credit and Marketable Alternatives
BMEZZ II	17,692	2,725
BMEZZ	41,000	2,590
Strategic Alliance	50,000	16,185
Blackstone Credit Liquidity Partners	32,244	7,428
Value Recovery	25,000	2,631
Blackstone / GSO Capital Solutions	50,125	44,682
Other (a)	42,451	28,941

Total	$2,643,089	$1,349,092

(a)	Represents capital commitments to a number of other Credit and Marketable Alternatives funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million of the aggregate applicable general partner commitment shown above, respectively. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity and real estate funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

In May 2009, Blackstone Holdings Finance Co. L.L.C., our indirect subsidiary, entered into an $850 million guaranteed revolving credit facility with a bank group arranged by Citigroup Global Markets Inc. and Banc of America Securities LLC that expires in May 2010, unless otherwise extended. The revolving credit facility contains customary covenants and financial restrictions that, among other things, limit the ability of substantially all of our subsidiaries (other than investment funds and portfolio companies), subject to certain exceptions, to incur indebtedness, make restricted payments, create liens, merge, consolidate or sell, transfer or lease assets, or engage in certain other activities. The revolving credit facility also contains financial covenants and customary events of default.

In August 2009, Blackstone Holdings Finance Co. L.L.C. issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019, unless earlier redeemed or repurchased. The notes are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings partnerships. The notes contain customary covenants and financial restrictions that among other things limit Blackstone Holdings Finance Co. L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

In addition to the cash we received in connection with our IPO, debt offering and our borrowing facilities, we expect to receive (1) cash generated from operating activities, (2) carried interest and incentive income realizations, and (3) realizations on the carry fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Blackstone’s investment income from our liquid investments (whether or not realized) in our Credit and Marketable Alternatives segment is also included in our Adjusted Cash Flow from Operations. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

For distributions related to fiscal 2010 and thereafter, our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will be based on our anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters will likely be smaller than the final quarterly distribution in respect of such year, which is expected to also include realized Performance Fees and Allocations net of related compensation and realized net investment income.

In most years the aggregate amounts of our distributions to unitholders will not equal our Distributable Earnings for that year. Distributable Earnings will only be a starting point for our determination of the amount to be distributed to unitholders because as noted above, in determining the amount to be distributed we will subtract from Distributable Earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time.

With respect to fiscal year 2009, we have paid distributions of $0.90 per common unit to record holders of common units and we have declared an additional distribution of $0.30 per common unit to common unitholders in respect of the fourth quarter of 2009 payable on March 31, 2010 to holders of record of common units at the close of business on March 15, 2010. We have also declared a distribution of $0.22 per unit in respect of 2009 to be paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships, payable on March 31, 2010 to holders of record of Blackstone Holdings partnership units at the close of business on December 31, 2009. These distributions related to fiscal year 2009 represented our net after-tax share of our annual Adjusted Cash Flow from Operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our common unitholders for any ensuing quarter.

As previously disclosed, public common unitholders were entitled to a priority distribution of up to $1.20 per common unit per year ahead of Blackstone personnel and others regarding distributions made in respect of fiscal periods from July 1, 2007 through December 31, 2009. On December 31, 2009 that distribution priority ended and therefore all future distributions after the distributions referred to in the preceding paragraph will be made on the same basis among all holders of Blackstone Holdings partnership units (held by Blackstone personnel and others) and all holders of Blackstone common units (held by public unitholders and others). Had the distribution priority not been in effect in 2009 so that 2009 cash distributions were made to all unitholders on the same basis, the distributions to common unitholders in respect of fiscal 2009 would have been $0.48 per unit instead of $1.20 per unit.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2009, we repurchased a combination of 4,689,101 vested and unvested Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $30.5 million. There were no repurchases of Blackstone Common Units and Blackstone Holdings Partnership Units for the three months ended December 31, 2009. As of December 31, 2009, the amount remaining available for repurchases was $339.5 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of December 31, 2009, we had partners’ capital of $6.0 billion, including $952.1 million in cash, $626.2 million invested in cash management strategies and $495.2 million invested in liquid Blackstone Funds, against $652.0 million in outstanding borrowings.

Our private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

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

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a minority interest in the Blackstone Holding partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it absorbs the majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.

GAAP requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Performance of that analysis requires the exercise of judgment. The Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion based on certain reconsideration events. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the fund held either directly by the Partnership or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative expected losses and expected residual returns calculation is performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Fund could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date and on the occurrence of reconsideration events, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees and allocations, investment income, interest and dividend revenue and other.

Please refer to “Part I. Item 1. Business, Incentive Arrangements / Fee Structure” for additional information regarding the manner in which Base Management Fees and Performance Fees and Allocations are generated.

Management and Advisory Fees—Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. Base management fees are based on contractual terms specified in the underlying investment advisory agreements. The range of management fee rates and the calculation base from which they are earned are as follows:

On private equity, real estate, and certain credit-oriented funds:

•	1 – 2% of committed capital during the commitment period,

•	0.75– 1.5% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1 – 1.5% of invested capital for certain credit oriented funds

On credit-oriented funds structured like hedge funds:

•	1.5 – 2 % of net asset value

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.5% of assets under management

On CLO vehicles:

•	0.50% to 1.25% of total assets

On closed-end mutual funds:

•	0.75% to 1.1% of fund assets.

Transaction and other fees (including monitoring fees) are fees charged directly to funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by our limited partners, which are granted based on the amount they reimburse us for placement fees.

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to merger, acquisition, restructuring and divestiture activities and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Consolidated and Combined Statements of Financial Condition.

Performance Fees and Allocations—performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund investment advisory agreement. Performance Fees range between 5% and 20%. Accrued but unpaid performance fees charged directly to limited partners in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated and Combined Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Carried Interest allocations range between 10% and 20% of fund appreciation. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees and allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund.

Investment Income (Loss)—Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments.

Interest and Dividend Revenue—Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone.

Other Revenue—Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits –Base Compensation—Base compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation—Compensation cost relating to the issuance of share-based awards to senior management and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits—Performance Fee Related—Performance fee related compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a certain portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

Fair Value of Financial Instruments

GAAP establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I—Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities and listed derivatives. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

•

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain fund of hedge funds investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

•

Level III—Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, distressed debt and non-investment grade residual interests in securitizations, collateralized loan obligations, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments.

In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties or certain funds of hedge funds. The valuation technique for each of these investments is described below:

Private Equity Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Real Estate Investments – The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Funds of Hedge Funds – Blackstone Funds’ direct investments in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. If the Partnership determines, based on its own due diligence and investment procedures, that NAV per share does not represent fair value, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Credit-Oriented Investments – The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the AICPA Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated and Combined Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Consolidated and Combined Statements of Operations within Investment Income (Loss).

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities. Loans extended to third parties are recorded within Accounts Receivable within the Consolidated and Combined Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate and fund of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Consolidated and Combined Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue. Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees and Carried Interest from its Carry Funds. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 5 to 20 years, reflecting the contractual lives of such funds. The Partnership does not hold any indefinite-lived intangible assets.

Goodwill comprises goodwill arising from the Reorganization of the Partnership in 2007 and the acquisition of GSO in 2008.

Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred.

We test goodwill for impairment at the operating segment level (the same as our reportable segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next five years and keep the growth rates for years six through twenty the same as the growth rate used in year five. We assume no terminal value for any segment, nor do we apply a control premium. The discounted cash flow analysis assumes no borrowings, but includes an allocation of interest expense for the assumed unused commitment fee on Blackstone’s revolving credit facility, which is allocated to each segment. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

In 2009 and 2008, Blackstone utilized the discounted cash flow model, described above, to approximate the fair value of each of its segments.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning limited or general partner interests in consolidated and non-consolidated funds, entering into derivative transactions, entering into operating leases, and entering into guarantee arrangements. We also have ongoing capital commitment arrangements with certain of our consolidated and non-consolidated drawdown funds. We do not have any off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in our funds.

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note 6 “Derivative Financial Instruments”,

•	Note 9 “Variable Interest Entities”, and

•	Note 16 “Commitments and Contingencies—Commitments, Operating Leases;—Commitments, Investment Commitments; and—Contingencies, Guarantees”.

Recent Accounting Developments

During 2009, the Partnership adopted guidance issued by the FASB on the Accounting Standards Codification and the hierarchy of generally accepted accounting principles which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance also replaces the prior guidance regarding the

GAAP hierarchy, given that once in effect, the guidance within the Codification will carry the same level of authority. As the guidance is limited to disclosures in the consolidated financial statements and the manner in which the Partnership refers to GAAP authoritative literature, adoption did not have a material impact on the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance requires the acquiring entity in a business combination, for which the acquisition date is on or after January 1, 2009, to recognize the full fair value of assets, liabilities, contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The guidance applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The Partnership did not enter into any business combination transactions during the year ended December 31, 2009.

Effective January 1, 2009, the Partnership adopted guidance on the accounting and financial statement presentation of non-controlling (minority) interests. The guidance requires reporting entities to present non-redeemable non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. As a result of adoption, (a) with respect to the Consolidated and Combined Statements of Financial Condition, the Redeemable Non-Controlling Interests in Consolidated Entities was renamed as such and remained classified as mezzanine equity, and the non-redeemable Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Blackstone Holdings have been reclassified as components of Partners’ Capital, (b) with respect to the Consolidated and Combined Statements of Operations, Net Income (Loss) is now presented before non-controlling interests, the Net Income (Loss) attributable to the three categories of non-controlling interests discussed in (a) above are now presented separately, and the Consolidated and Combined Statements of Operations now net to Net Income (Loss) Attributable to The Blackstone Group L.P., and (c) with respect to the Consolidated and Combined Statements of Changes in Partners’ Capital, roll forward columns have now been added for each component of non-controlling interests discussed in (a) above. The presentation and disclosure requirements have been applied retrospectively for all periods presented in accordance with the issued guidance. The guidance also clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary to include groups of assets that constitute a business. The scope clarification did not have a material impact on the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted guidance issued by the Emerging Issues Task Force (“EITF”) on the application of the two-class share method of earnings per share as applied to master limited partnerships. The guidance applies to master limited partnerships that make incentive equity distributions. The Partnership has applied the guidance on a retrospective basis and has presented earnings per share-based on the two-class share method for all periods presented. The adoption did not have a material impact on the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted guidance issued by the FASB regarding disclosures about derivative instruments and hedging activities. The purpose of the guidance is to improve financial reporting of derivative instruments and hedging activities. The guidance requires enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for, how and why they are used and their effects on an entity’s financial position, financial performance and cash flows. The adoption resulted in additional required disclosures relating to derivative instruments as presented in Note 6. “Derivative Financial Instruments” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Effective January 1, 2009, the Partnership adopted guidance on the determination of the useful life of intangible assets. The guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies prospectively to (a) intangible assets that are acquired individually or with a group of other assets and (b) both intangible assets acquired in business combinations and asset acquisitions. The adoption of the guidance did not have a material impact on the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted guidance issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method of calculation. The guidance requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. As a result of adoption, the Partnership includes unvested participating Blackstone Common Units as a component of Common Units Entitled to Priority Distributions – Basic in the calculation of earnings per common unit for all periods presented, due to their equivalent distribution rights as Blackstone Common Units. The impact of the adoption and retroactive application on 2008 was as follows:

	Year Ended December 31, 2008		June 19, 2007 through December 31, 2007
	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption
Net Loss Per Common Unit—Basic and Diluted
Common Units Entitled to Priority Distributions	$(4.36)	$(4.32)	$(1.29)	$(1.28)

Common Units Not Entitled to Priority Distributions	$(3.09)	$(3.06)	N/A	N/A

During 2009, the Partnership adopted guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly. Adoption did not have a material impact on the Partnership’s financial statements.

During 2009, the Partnership adopted guidance on interim disclosures about fair value of financial instruments. Such disclosures were previously required only in annual financial statements. The adoption of the guidance resulted in the inclusion of interim financial statement disclosures which had previously been annual.

During 2009, the Partnership adopted guidance on subsequent events. The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption resulted in additional disclosure regarding subsequent events as presented in Note 20 “Subsequent Events” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

During 2009, the Partnership adopted guidance issued by the FASB on the measurement of the fair value of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value must be measured using valuation techniques that use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or alternative valuation techniques including an income approach or a market approach. In addition, guidance is provided on the classification of liabilities measured at fair value within the fair value hierarchy. Where the fair value of a liability is based on a quoted price in an active market for the identical liability or on the quoted price for an identical liability when traded as an asset in an active market without adjustment to the quoted price, the fair value measurement shall be classified as Level 1. The adoption did not have a material impact on the Partnership’s financial statements.

During 2009, the Partnership adopted implementation guidance issued by the FASB on accounting for uncertainty in income taxes. The updated guidance considers an entity’s assertion that it is a tax-exempt not for profit or a pass through entity as a tax position that requires evaluation. In addition, the guidance provided implementation guidance on the attribution of income taxes to entities and owners. The adoption of the guidance did not have a material impact on the Partnership’s financial statements.

In September 2009, the FASB issued guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. The guidance also requires disclosure of the attributes of investments within the scope of the guidance by major category of investment. Such disclosures include the nature of any restrictions on an investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investee. Additional guidance is provided on the classification of investments for which NAV is used to measure fair value within the fair value hierarchy. If an entity has the ability to redeem its investment at net asset value at the measurement date or within the near term, the fair value measurement of the investment shall be categorized as a Level II fair value measurement. If an entity does not know when it will have the ability to redeem its investment or cannot do so in the near term, the fair value measurement of the investment shall be categorized as a Level III fair value measurement. The guidance is effective for interim and annual periods ending after December 15, 2009. The Partnership has adopted the guidance effective with the issuance of its December 31, 2009 financial statements with additional disclosure requirements presented in Note 5. “Net Asset Value as Fair Value” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

In June 2009, the FASB issued amended guidance on issues related to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as noted below. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that met all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Blackstone’s involvement with its funds is such that all three of the above conditions are met with the exception of certain CLO vehicles which fail condition (c) above and certain funds in which leveraged employee interests in dedicated funds are financed by third parties with Blackstone acting as an intermediary which fail condition (b) above. Such employee funds are currently consolidated as it is concluded that Blackstone is the primary beneficiary based on its implicit interest. The incremental impact of the revised consolidation rules will result in the consolidation of certain CLO vehicles managed by Blackstone. The impact of consolidation of such vehicles is expected to have a material impact on the Consolidated and Combined

Statements of Financial Condition. Based on the fair value of CLO assets and liabilities of impacted CLO vehicles managed by Blackstone as of January 1, 2010, the assets and liabilities of Blackstone would have increased by approximately $3.7 billion and $3.3 billion, respectively.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each asset class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. As the guidance is limited to enhanced disclosure, the impact of adoption is not expected to have a material impact on the Partnership’s financial statements.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2009 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	2010	2011–2012	2013–2014	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$54,669	$97,638	$92,572	$298,352	$543,231
Purchase Obligations	12,665	4,924	—	—	17,589
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	600,000	600,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	39,750	79,500	79,500	183,844	382,594
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	23,821	32,263	7,285	—	63,369
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	515	437	92	—	1,044
Blackstone Funds Debt Obligations Payable (f)	992	4,638	—	—	5,630
Interest on Blackstone Funds Debt Obligations Payable (g)	102	182	—	—	284
Blackstone Fund Capital Commitments to Investee Funds (h)	24,226	—	—	—	24,226
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreement (i)	4,076	66,442	57,095	764,310	891,923
Blackstone Operating Entities Capital Commitments to Blackstone Funds (j)	1,349,092	—	—	—	1,349,092

Consolidated Contractual Obligations	1,509,908	286,024	236,544	1,846,506	3,878,982
Blackstone Funds Debt Obligations Payable (f)	(992)	(4,638)	—	—	(5,630)
Interest on Blackstone Funds Debt Obligations Payable (g)	(102)	(182)	—	—	(284)
Blackstone Fund Capital Commitments to Investee Funds (h)	(24,226)	—	—	—	(24,226)

Blackstone Operating Entities Contractual Obligations	$1,484,588	$281,204	$236,544	$1,846,506	$3,848,842

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated and Combined Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents borrowings from the 6.625% senior notes we issued. As of December 31, 2009 we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2009, at spreads to market rates pursuant to the financing agreements, and range from 1.09% to 1.50%.
(f)	These obligations are those of the Blackstone Funds.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2009, at spreads to market rates pursuant to the financing agreements, and range from 1.98% to 4.64%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated and Combined Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part II—Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $6.4 million as of December 31, 2009.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated and Combined Financial Statements as of December 31, 2009.

Clawback Obligations

At December 31, 2009, none of the general partners of our private equity, real estate or credit-oriented funds had an actual cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner has reflected a clawback obligation to the limited partners of certain funds due to changes in unrealized value of a fund on which there have been previously distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund except in the case of our real estate funds, which have a provision for interim clawback. Since the inception of the funds, the general partners have not been required to make a cash clawback payment. (See Note 15. “Related Party Transactions” and Note 16. “Commitments and Contingencies” in the “Notes to the Consolidated and Combined Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our consolidated and combined financial statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2009 approximately 29% of our fund management fees were based on the NAV of the applicable funds. For the year ended December 31, 2008 approximately 36% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2009, we estimate that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $34.7 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense, would decrease by $151.8 million, and (c) investment income, net of the related compensation expense, would decrease by $126.6 million. Based on the fair value as of December 31, 2008, we estimated that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $33.4 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense would decrease by $169.1 million, and (c) investment income, net of the related compensation expense, would decrease by $118.2 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are: Private Equity $19.2 billion (88% Level III), Real Estate $8.4 billion (91% Level III), and Credit and Marketable Alternatives $35.9 billion (79% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” above. Also see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2009, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (a) management fees would decrease by $9.3 million on an annual basis, (b) performance fees and allocations would decrease by $29.8 million, after allocations to non-controlling interest holders and (c) investment income would decrease by $19.2 million.

As of December 31, 2008, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (a) management fees would decrease by $6.9 million on an annual basis, (b) performance fees and allocations would decrease by $37.3 million, after allocations to non-controlling interest holders and (c) investment income would decrease by $17.2 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our recent debt offering into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2009 and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase by $5.2 million on an annual basis, in the event interest rates were to increase by one percentage point.

Blackstone maintains a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds and marketable investment securities. We estimate that our investment income would decrease by $9.3 million, or 0.6% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point.

Based on our debt obligations payable as of December 31, 2008, we estimated that interest expense relating to variable rate debt obligations payable would increase by $3.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated and combined statements of financial condition of The Blackstone Group, L.P. and subsidiaries (“Blackstone”) as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York

February 26, 2010

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2009	December 31, 2008
Assets
Cash and Cash Equivalents	$952,096	$503,737
Cash Held by Blackstone Funds and Other	86,084	907,324
Investments	3,565,483	2,830,942
Accounts Receivable	306,307	312,067
Due from Affiliates	759,907	1,088,304
Intangible Assets, Net	919,477	1,077,526
Goodwill	1,703,602	1,703,602
Other Assets	172,556	219,977
Deferred Tax Assets	943,512	845,578

Total Assets	$9,409,024	$9,489,057

Liabilities and Partners’ Capital
Loans Payable	$657,623	$387,000
Due to Affiliates	1,410,066	1,285,577
Accrued Compensation and Benefits	488,945	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	308,857	1,284,576

Total Liabilities	2,865,491	3,370,612

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	526,311	362,462

Partners’ Capital
Partners’ Capital (common units: 319,939,772 issued and outstanding as of December 31, 2009; 273,891,358 issued and 272,998,484 outstanding as of December 31, 2008)	3,376,707	3,509,448
Accumulated Other Comprehensive Income (Loss)	2,420	(291)
Non-Controlling Interests in Consolidated Entities	540,283	425,067
Non-Controlling Interests in Blackstone Holdings	2,097,812	1,821,759

Total Partners’ Capital	6,017,222	5,755,983

Total Liabilities and Partners’ Capital	$9,409,024	$9,489,057

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Management and Advisory Fees	$1,482,226	$1,476,357	$1,566,047

Performance Fees and Allocations
Realized	70,492	38,941	1,024,566
Unrealized	150,598	(1,286,261)	102,074

Total Performance Fees and Allocations	221,090	(1,247,320)	1,126,640

Investment Income (Loss)
Realized	44,320	(16,425)	223,147
Unrealized	(3,716)	(606,452)	110,615

Total Investment Income (Loss)	40,604	(622,877)	333,762

Interest and Dividend Revenue	22,680	30,879	23,174
Other	7,099	13,600	525

Total Revenues	1,773,699	(349,361)	3,050,148

Expenses
Compensation and Benefits
Base Compensation	3,778,686	4,062,238	2,227,310
Performance Fee Related
Realized	25,102	4,997	91,203
Unrealized	(26,182)	(207,448)	(61,866)

Total Compensation and Benefits	3,777,606	3,859,787	2,256,647
General, Administrative and Other	443,573	440,776	324,200
Interest Expense	13,384	23,008	32,080
Fund Expenses	7,296	63,031	151,917

Total Expenses	4,241,859	4,386,602	2,764,844

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	176,694	(872,336)	5,423,132

Income (Loss) Before Provision (Benefit) for Taxes	(2,291,466)	(5,608,299)	5,708,436
Provision (Benefit) for Taxes	99,230	(14,145)	47,693

Net Income (Loss)	(2,390,696)	(5,594,154)	5,660,743
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	131,097	(632,495)	628,354
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(14,328)	(159,828)	4,510,881
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(1,792,174)	(3,638,799)	857,022

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(715,291)	$(1,163,032)	$(335,514)

Net Loss Attributable to The Blackstone Group L.P. Per Common Unit – Basic and Diluted
Common Units Entitled to Priority Distributions	$(2.46)	$(4.32)	$(1.28)

Common Units Not Entitled to Priority Distributions	$(3.71)	$(3.06)	N/A

Weighted-Average Common Units Outstanding – Basic and Diluted
Common Units Entitled to Priority Distributions	285,163,954	266,876,031	262,810,720

Common Units Not Entitled to Priority Distributions	3,826,233	1,501,373	N/A

Revenues Earned from Affiliates
Management and Advisory Fees	$134,284	$188,276	$594,967

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2006	—	$—	$10,274	$22,734,450	$2,712,604	$25,457,328	$6,060,444	$8,126,628

Net Income	—	—	—	4,533,944	1,958,751	6,492,695	644,103	$7,136,798
Currency Translation Adjustment	—	—	(191)	13,635	—	13,444	—	13,444
Net Unrealized Loss on Cash Flow Hedges	—	—	(6,930)	—	—	(6,930)	—	(6,930)
Capital Contributions	—	—	—	5,740,798	233,659	5,974,457	1,419,261	—
Capital Distributions	—	—	—	(5,209,141)	(2,492,352)	(7,701,493)	(429,311)	—
Relinquished in Deconsolidation of Partnership	—	—	—	(26,782,715)	—	(26,782,715)	—	—
Elimination of Non- Contributed Entities	—	—	(2,803)	—	(161,103)	(163,906)	—	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	35,276	—	(506,186)	(35,276)	(506,186)	(139,241)	—

Balance at June 18, 2007	—	35,276	350	524,785	2,216,283	2,776,694	7,555,256	7,143,312
Balance at June 19, 2007	—	35,276	350	524,785	2,216,283	2,776,694	7,555,256	7,143,312
Net Loss	—	(335,514)	—	(23,063)	(1,101,729)	(1,460,306)	(15,749)	(1,476,055)
Currency Translation Adjustment	—	—	(5)	551	—	546	—	546
Capital Contributions	—	—	—	128,361	—	128,361	223,336	—
Capital Distributions	—	(78,794)	—	(96,455)	(49,906)	(225,155)	91,133	—
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	(5,415,730)	—
Elimination of Non- Contributed Entities	—	—	—	140,167	—	140,167	—	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	1,174,367	—	(158,460)	(1,549,865)	(533,958)	20	—
Issuance of Units in Initial Public Offering, Net of Issuance Costs	153,333,334	4,501,240	—	—	—	4,501,240	—	—
Issuance of Units to Beijing Wonderful Investments	101,334,234	3,000,000	—	—	—	3,000,000	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(4,570,756)	—	—	—	(4,570,756)	—	—
Purchase Price due to the Reorganization of the Partnership	—	—	—	—	2,255,803	2,255,803	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	111,876	—	—	—	111,876	—	—
Equity-based Compensation	—	404,850	—	—	1,332,702	1,737,552	—	—
Net Delivery of Vested Common Units	5,804,294	—	—	—	—	—	—	—
Repurchase of Common Units	(645,162)	(16,045)	—	—	—	(16,045)	—	—

Balance at December 31, 2007	259,826,700	$4,226,500	$345	$515,886	$3,103,288	$7,846,019	$2,438,266	$5,667,803

continued...

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$515,886	$3,103,288	$7,846,019	$2,438,266	$5,667,803

Net Loss	—	(1,163,032)	—	(159,828)	(3,638,799)	(4,961,659)	(632,495)	$(5,594,153)
Currency Translation Adjustment	—	—	(636)	(532)	—	(1,168)	—	(1,168)
Capital Contributions	—	—	—	76,884		76,884	317,884	—
Capital Distributions	—	(319,897)	—	(128,217)	(410,104)	(858,218)	(749,233)	—
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	(612,088)	—
Issuance of Blackstone Holdings Partnership Units for GSO Acquisition	—	14,307	—	—	266,092	280,399	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(74,278)	—	—	(19,511)	(93,789)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests	—	5,164	—	—	—	5,164	—	—
Equity-based Compensation	—	818,076	—	—	2,473,236	3,291,312	—	—
Net Delivery of Vested Common Units	4,601,493	(26,525)	—	—	—	(26,525)	—	—
Repurchase of Common Units	(902,874)	(5,338)	—	—	—	(5,338)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	9,473,165	34,471	—	—	(34,471)	—	—	—
Adjustment to Pre-IPO Reorganization Purchase Price	—	—	—	—	82,028	82,028	—	—
Consolidation of Partnership	—	—	—	—	—	—	159,031	—
Payable to Non-Controlling Interest Holders due to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	(649,091)	—
Acquisition of Consolidated Blackstone Funds	—	—	—	120,874	—	120,874	90,188	—

Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$425,067	$1,821,759	$5,755,983	$362,462	$(5,595,321)

continued...

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$425,067	$1,821,759	$5,755,983	$362,462	$(5,595,321)

Net Loss	—	(715,291)	—	(14,328)	(1,792,174)	(2,521,793)	131,097	$(2,390,696)
Currency Translation Adjustment	—	—	2,711	—	—	2,711	—	2,711
Capital Contributions	—	—	—	61,862	549	62,411	138,255	—
Capital Distributions	—	(260,629)	—	(34,806)	(1)	(295,436)	(63,349)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	1,991	(1,991)	—	—	—
Transfer Due to Reorganization	—	—	—	100,497	—	100,496	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(10,020)	—	—	(13)	(10,033)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	21,447	—	—	—	21,447	—	—
Equity-Based Compensation	—	777,986	—	—	2,180,134	2,958,120	—	—
Net Delivery of Vested Common Units	3,117,774	(28,974)	—	—	—	(28,974)	—	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(4,375,094)	(27,008)	—	—	(703)	(27,711)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	48,198,608	109,748	—	—	(109,748)	—	—	—
Loss Attributable to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	(42,153)	—

Balance at December 31, 2009	319,939,772	$3,376,707	$2,420	$540,283	$2,097,812	$6,017,222	$526,311	$(2,387,985)

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net Income (Loss)	$(2,390,696)	$(5,594,154)	$5,660,743
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(267,433)	907,425	(2,537,918)
Net Realized (Gains) Losses on Investments	135,243	164,726	(3,800,137)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	15,978	624,061	(13,630)
Unrealized Depreciation on Hedge Activities	(6,975)	—	—
Non-Cash Performance Fees and Allocations	(269,152)	1,086,058	(187,070)
Equity-Based Compensation Expense	3,048,108	3,302,617	1,765,188
Amortization of Intangibles	158,048	153,237	117,607
Other Non-Cash Amounts Included in Net Income	25,243	19,688	11,221
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	821,240	(743,628)	643,410
Cash Relinquished with Deconsolidation of Partnership	—	(1,092)	(884,480)
Accounts Receivable	35,050	45,281	337,824
Due from Affiliates	385,941	(412,184)	(969,055)
Other Assets	91,397	732,192	(468,700)
Accrued Compensation and Benefits	(14,502)	157,528	95,059
Accounts Payable, Accrued Expenses and Other Liabilities	(987,241)	796,897	273,388
Due to Affiliates	(261,685)	182,090	805,687
Investments Purchased	(1,196,636)	—	—
Cash Proceeds from Sale of Investments	643,348	—	—
Blackstone Funds Related:
Investments Purchased	(421,974)	(30,242,498)	(33,655,862)
Cash Proceeds from Sale of Investments	868,207	30,712,191	31,956,429

Net Cash Provided by (Used in) Operating Activities	411,509	1,890,435	(850,296)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(23,627)	(50,113)	(32,307)
Elimination of Cash for Non-Contributed Entities	—	—	(23,292)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(336,571)	—
Changes in Restricted Cash	4,801	5,004	—

Net Cash Used in Investing Activities	(18,826)	(381,680)	(55,599)

Financing Activities
Issuance of Common Units in Initial Public Offering	—	—	7,501,240
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(92,531)	(2,124,621)	(5,731,806)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	205,558	520,494	7,132,074
Contributions from Predecessor Owners	—	—	583,773

continued...

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated and Combined Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2009	2008	2007
Distributions to Predecessor Owners	$—	$—	$(2,932,918)
Purchase of Interests from Certain Non-Controlling Interest Holders	(10,033)	(109,834)	(4,570,756)
Net Settlement of Vested Common Units and Repurchase of Common Units	(56,685)	(31,863)	(16,045)
Proceeds from Loans Payable	593,989	1,172,236	5,254,787
Repayment of Loans Payable	(323,993)	(980,162)	(5,497,113)
Distributions to Common Unitholders	(260,629)	(319,897)	(78,794)

Net Cash Provided by (Used in) Financing Activities	55,676	(1,873,647)	1,644,442

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	639

Net Increase (Decrease) in Cash and Cash Equivalents	448,359	(364,892)	739,186
Cash and Cash Equivalents, Beginning of Period	503,737	868,629	129,443

Cash and Cash Equivalents, End of Period	$952,096	$503,737	$868,629

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$5,097	$22,038	$60,326

Payments for Income Taxes	$52,035	$46,880	$75,899

Supplemental Disclosure of Non-Cash Financing Activities
Non-Cash Distributions to Non-Controlling Interest Holders	$—	$—	$(22,169)

Non-Cash Distributions to Partners	$—	$—	$49,763

Elimination of Capital of Non-Contributed Entities	$—	$—	$118,947

Elimination of Non-Controlling Interests of Non-Contributed Entities	$—	$—	$163,906

Transfer of Partners’ Capital to Non-Controlling Interests	$1,991	$—	$2,216,284

Transfer Due to Reorganization	$100,497	$—	$—

Distribution Payable to Predecessor Owners	$—	$—	$65,995

Reduction of Due to Limited Partners Account to Fund Sidepocket Investment	$6,261	$—	$—

Notes Issuance Costs	$4,761	$—	$—

Settlement of Vested Common Units	$199,447	$170,626	$—

Conversion of Blackstone Holdings Units to Common Units	$109,748	$34,471	$—

Reorganization of the Partnership:
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$(82,028)	$(2,255,804)

Non-Controlling Interests in Consolidated Entities	$—	$82,028	$2,255,804

Exchange of Founders and Senior Managing Directors’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(142,982)	$(34,427)	$(745,837)

Due to Affiliates	$121,535	$29,263	$633,961

Partners’ Capital	$21,447	$5,164	$111,876

Acquisition of GSO Capital Partners LP – Units Issued	$—	$280,400	$—

See notes to consolidated and combined financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management businesses includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and publicly traded closed-end mutual funds (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including corporate and mergers and acquisitions advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into four segments: private equity; real estate; credit and marketable alternatives; and financial advisory.

The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by one of Blackstone’s founders, Stephen A. Schwarzman, and Blackstone’s other senior managing directors.

The activities of the Partnership are conducted through its holding partnerships: Blackstone Holdings I L.P; Blackstone Holdings II L.P.; Blackstone Holdings III L.P.; Blackstone Holdings IV L.P.; and Blackstone Holdings V L.P (collectively, the “Holding Partnerships”). On June 18, 2007, in preparation for an initial public offering, the predecessor owners of the Blackstone business completed a reorganization (the “Reorganization”) whereby, with certain limited exceptions, the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name were contributed (“Contributed Businesses”) to these five holding partnerships either directly or indirectly via a sale to certain wholly-owned subsidiaries of the Partnership and then a contribution to the Holding Partnerships. The Partnership, through its wholly-owned subsidiaries, is the sole general partner in each of these Holding Partnerships. The reorganization was accounted for as an exchange of entities under common control for the component of interests contributed by the Founders and the other senior managing directors (collectively, the “Control Group”) and as an acquisition of non-controlling interests using the purchase method of accounting for all the predecessor owners other than the Control Group.

Undistributed earnings of the Contributed Businesses through the date of the Reorganization inured to the benefit of predecessor owners.

On January 1, 2009, the number of Holding Partnerships was reduced from five to four through the transfer of assets and liabilities of Blackstone Holdings III L.P to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. Blackstone Holdings refers to the five holding partnerships prior to the January 2009 reorganization and the four holding partnerships subsequent to the January 2009 reorganization.

Holders of the limited partner interests in the four Holding Partnerships may, up to four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone Common Units, on a one-to-one basis, exchanging one Partnership Unit in each of the four Holding Partnerships for one Blackstone Common Unit. Until the Blackstone Common Units issued in such exchanges were sold to third parties, they were required to forego any priority distributions under the cash distribution policy as described in Note 13 “Net Loss Per Common Unit”.

Initial Public Offering

On June 27, 2007, the Partnership completed an initial public offering (“IPO”) of its Common Units representing limited partner interests in the Partnership. Upon the completion of the IPO, public investors indirectly owned approximately 14.1% of the equity in Blackstone. Concurrently with the IPO, the Partnership

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

completed the sale of non-voting common units, representing approximately 9.3% of the equity in Blackstone, to Beijing Wonderful Investments, an investment vehicle subsequently transferred to China Investment Corporation. On October 28, 2008, the agreement with Beijing Wonderful Investments was amended whereby it, and certain of its affiliates, are restricted in the future from engaging in the purchase of Blackstone common units that would result in its aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis exceeding 12.5%, an increase from 10% at the date of the IPO. In addition, Blackstone common units owned by Beijing Wonderful Investments or its affiliates in excess of 10% aggregate beneficial ownership in Blackstone on a fully-diluted (as-converted) basis are not subject to any restrictions on transfer but are non-voting while held by Beijing Wonderful Investments or its affiliates.

The Partnership contributed the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to its wholly-owned subsidiaries, which in turn used these proceeds to (a) purchase interests in the Contributed Businesses from the predecessor owners (which interests were then contributed to Blackstone Holdings in exchange for newly-issued Blackstone Holdings Partnership Units) and (b) purchase additional newly-issued Blackstone Holdings Partnership Units from Blackstone Holdings.

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

Acquisitions

On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds, separately managed accounts and various CLO vehicles.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated and combined financial statements prior to the Reorganization described in Note 1 include the entities engaged in the above businesses under the common ownership of the two founders of Blackstone, Stephen A. Schwarzman and Peter G. Peterson (the “Founders”), Blackstone’s other senior managing directors and selected other individuals engaged in some of Blackstone’s businesses, personal planning vehicles beneficially owned by the families of these individuals and a subsidiary of American International Group, Inc. (“AIG”), collectively, together with the Founders, referred to as the “predecessor owners”.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Subsequent to the Reorganization, the consolidated and combined financial statements include the accounts of the Partnership, its wholly-owned subsidiaries, the consolidated funds which are considered to be variable interest entities and for which the Partnership is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the Partnership has a controlling financial interest.

The December 31, 2008 Consolidated and Combined Statements of Financial Condition reflect a restatement to correct the classification of the portion of net gains (losses) from Blackstone Investment Funds attributable to departed participants in Blackstone’s profit sharing plans. At December 31, 2008, cumulative distributions to such departed participants exceeded net gains attributable to them such that Blackstone had an accrued clawback due from the departed participants totaling $226.9 million. This amount was previously classified as Non-Controlling Interests but should properly be, and has been reclassified as, a component within Due from Affiliates. The immaterial restatement had no impact on the Consolidated and Combined Statement of Operations or the Consolidated and Combined Statement of Cash Flows.

All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

During the year ended December 31, 2008, Blackstone elected to classify Management and Advisory Fees in a single line item and reclassify amounts relating to Performance Fees and Allocations from Management and Advisory Fees and into Performance Fees and Allocations to reflect the underlying nature of the fee arrangements. In the second quarter of 2009, Blackstone elected to disaggregate Investment Income and Other between Investment Income (Loss) and Interest Income and Other. Investment Income (Loss) represents the income (loss) from Blackstone’s proprietary and equity method investments, and Interest Income and Other represents primarily interest and dividend income.

•

In the fourth quarter of 2009, Blackstone elected to disaggregate Compensation and Benefits into Base Compensation and Performance Fee Related Compensation. Blackstone then disaggregated Investment Income (Loss), Performance Fees and Allocations, and Compensation and Benefits—Performance Fee Related into their realized and unrealized components. Blackstone also disaggregated Interest Income and Other between Interest and Dividend Revenue and Other. Interest and Dividend Revenue includes income earned in the form of interest and dividends and Other includes foreign currency exchange gains (losses) and other income. As of December 31, 2009, Blackstone elected to aggregate certain financial statement captions on the Consolidated and Combined Statements of Financial Condition into Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities as such individual items no longer meet the materiality thresholds for separate presentation. Accounts Payable, Accrued Expenses and Other Liabilities includes amounts due to non-controlling interest holders.

Use of Estimates

The preparation of the consolidated and combined financial statements in accordance with GAAP requires management to make estimates that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated and combined financial statements are prudent and reasonable and that it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated and combined financial statements are presented fairly. Actual results could differ from those estimates and such differences could be material.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in the Blackstone Holding Partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it absorbs the majority of the VIE’s expected losses, receives the majority of the VIE’s expected returns, or both.

GAAP requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Performance of that analysis requires the exercise of judgment. The Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion based on certain reconsideration events. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the fund held either directly by the Partnership or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative expected losses and expected residual returns calculation is performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date and on the occurrence of reconsideration events, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Blackstone’s other disclosures regarding VIEs are discussed in Note 9 “Variable Interest Entities”.

Business Combinations

The Partnership accounts for acquisitions using the purchase method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees and allocations, investment income, interest and dividend revenue and other.

Management and Advisory Fees – Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. Base management fees are based on contractual terms specified in the underlying investment advisory agreements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Transaction and other fees (including monitoring fees) are fees charged directly to funds and portfolio companies. The investment advisory agreements generally require that the investment advisor reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by limited partners, which are granted based on the amount they reimburse Blackstone for placement fees.

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to merger, acquisition, restructuring and divestiture activities and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Consolidated and Combined Statements of Financial Condition.

Performance Fees and Allocations – Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund investment advisory agreement. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated and Combined Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees and allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund.

Investment Income (Loss) – Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions, from its non-consolidated funds. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest and Dividend Revenue – Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone.

Other Revenue – Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Fair Value of Financial Instruments

GAAP establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I – Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities and listed derivatives. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities, certain over-the-counter derivatives

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

where the fair value is based on observable inputs, and certain fund of hedge funds investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

•

Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, distressed debt and non-investment grade residual interests in securitizations, collateralized loan obligations, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments.

In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties or certain funds of hedge funds. The valuation technique for each of these investments is described below:

Private Equity Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Real Estate Investments – The fair values of real estate investments, are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Funds of Hedge Funds – Blackstone Funds’ direct investments in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. If the Partnership determines, based on its own due diligence and investment procedures, that NAV per share does not represent fair value, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Credit-Oriented Investments – The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the AICPA Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated and Combined Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Consolidated and Combined Statements of Operations within Investment Income (Loss).

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities, that otherwise would not have been carried at fair value with gains and losses recorded in net income to consistently account for principal investments held by the Partnership. Loans extended to third parties are recorded within Accounts Receivable within the Consolidated and Combined Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-oriented and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Consolidated and Combined Statements of Operations. Interest

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue. Further disclosure on instruments for which the fair value option has been elected is presented in Note 7 “Fair Value Option” to the Consolidated and Combined Financial Statements.

Securities transactions are recorded on a trade date basis.

Equity Method Investments

Investments where the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income in the Consolidated and Combined Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Consolidated and Combined Statements of Financial Condition.

The Partnership evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as impairment when the loss is deemed other than temporary.

Cash and Cash Equivalents

Cash and cash equivalents represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in Interest and Dividend Revenue in the Consolidated and Combined Statements of Operations.

Cash Held By Blackstone Funds and Other

Cash held by Blackstone Funds and Other represents cash and cash equivalents held by consolidated Blackstone Funds and other consolidated entities. Such amounts are not available to fund the general liquidity needs of Blackstone.

Accounts Receivable

Accounts Receivable includes management fees receivable from limited partners, receivables related to the redemption of Partnership interests from underlying funds in the fund of hedge funds business, placement and advisory fees receivables, and loans extended to unaffiliated third parties. Accounts Receivable, excluding those for which the fair value option has been elected, are assessed periodically for collectibility. Amounts determined to be uncollectible are charged directly to General, Administrative and Other Expenses in the Consolidated and Combined Statements of Operations.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees and Carried Interest from its Carry Funds. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 5 to 20 years, reflecting the contractual lives of such funds. The Partnership does not hold any indefinite-lived intangible assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Goodwill comprises goodwill arising from the Reorganization of the Partnership in 2007 and the acquisition of GSO in 2008 (see Note 1 “Organization”).

Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally fifteen years, and three to seven years for other fixed assets. The Partnership evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Consolidated and Combined Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument (“free standing derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the Consolidated and Combined Statements of Operations as the hedged item. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For free standing derivative contracts, the Partnership presents changes in fair value in current period earnings.

The Partnership formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Partnership’s evaluation of effectiveness of its hedged transaction. On a monthly basis, the Partnership also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Foreign Currency

In the normal course of business, the Partnership may enter into transactions not denominated in United States dollars. Foreign exchange gains and losses arising on such transactions are recorded as Other in the Consolidated and Combined Statements of Operations. In addition, the Partnership consolidates a number of entities that have a non-U.S. dollar functional currency. Non-U.S. denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. denominated operations are recorded in Other Comprehensive Income.

Comprehensive Income

Comprehensive Income consists of Net Income and Other Comprehensive Income. The Partnership’s Other Comprehensive Income is comprised of unrealized gains and losses on cash flow hedges and foreign currency cumulative translation adjustments.

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partner’s Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated and Combined Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other in the Consolidated and Combined Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partner’s Capital in the Consolidated and Combined Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities. When funds are restructured, they are reflected as a cash distribution for cash flow purposes.

Compensation and Benefits

Compensation and Benefits –Base Compensation – Base compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors, and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation – Compensation cost relating to the issuance of share-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits – Performance Fee Related – Performance fee related compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the consolidated and combined financial statements.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Blackstone analyzes its tax filing positions in all of the U.S. federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a reserve is established. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated and Combined Statements of Operations.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. Blackstone reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

Earnings Per Unit

Blackstone calculates basic and diluted earnings per unit using the two class method, which requires an entity to include non-vested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in such calculation. Basic earnings per unit are calculated by dividing total undistributed loss by the weighted-average number of common units outstanding, including unvested equity awards. Diluted earnings per unit exclude the anti-dilutive effect of unvested deferred restricted common units and Blackstone Holdings Partnership Units.

Recent Accounting Developments

Effective January 1, 2009, the Partnership adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance requires the acquiring entity in a business combination, for which the acquisition date is on or after January 1, 2009, to recognize the full fair value of assets, liabilities, contingencies and contingent consideration obtained in the transaction (whether for a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The guidance applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

“mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The Partnership did not enter into any business combination transactions during the year ended December 31, 2009.

Effective January 1, 2009, the Partnership adopted guidance on the accounting and financial statement presentation of non-controlling (minority) interests. The guidance requires reporting entities to present non-redeemable non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interest holders. As a result of adoption, (a) with respect to the Consolidated and Combined Statements of Financial Condition, the Redeemable Non-Controlling Interests in Consolidated Entities was renamed as such and remained classified as mezzanine equity, and the non-redeemable Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Blackstone Holdings have been reclassified as components of Partners’ Capital, (b) with respect to the Consolidated and Combined Statements of Operations, Net Income (Loss) is now presented before non-controlling interests, the Net Income (Loss) attributable to the three categories of non-controlling interests discussed in (a) above are now presented separately, and the Consolidated and Combined Statements of Operations now net to Net Income (Loss) Attributable to The Blackstone Group L.P., and (c) with respect to the Consolidated and Combined Statements of Changes in Partners’ Capital, roll forward columns have now been added for each component of non-controlling interests discussed in (a) above. The presentation and disclosure requirements have been applied retrospectively for all periods presented in accordance with the issued guidance. The guidance also clarifies the scope of accounting and reporting for decreases in ownership of a subsidiary to include groups of assets that constitute a business. The scope clarification did not have a material impact on the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted guidance issued by the Emerging Issues Task Force (“EITF”) on the application of the two-class share method of earnings per share as applied to master limited partnerships. The guidance applies to master limited partnerships that make incentive equity distributions. The Partnership has applied the guidance on a retrospective basis and has presented earnings per unit based on the two-class share method for all periods presented. The adoption did not have a material impact on the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted guidance issued by the FASB regarding disclosures about derivative instruments and hedging activities. The purpose of the guidance is to improve financial reporting of derivative instruments and hedging activities. The guidance requires enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for, how and why they are used and their effects on an entity’s financial position, financial performance and cash flows. The adoption resulted in additional required disclosures relating to derivative instruments as presented in Note 6 “Derivative Financial Instruments” of the Partnership’s financial statements.

Effective January 1, 2009, the Partnership adopted guidance on the determination of the useful life of intangible assets. The guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies prospectively to (a) intangible assets that are acquired individually or with a group of other assets and (b) both intangible assets acquired in business combinations and asset acquisitions. The adoption of the guidance did not have a material impact on the Partnership’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Effective January 1, 2009, the Partnership adopted guidance issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method of calculation. The guidance requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. As a result of adoption, the Partnership includes unvested participating Blackstone Common Units as a component of Common Units Entitled to Priority Distributions—Basic in the calculation of earnings per common unit for all periods presented, due to their equivalent distribution rights as Blackstone Common Units. The impact of the adoption and retroactive application on 2008 and 2007 was as follows:

	Year Ended December 31, 2008		June 19, 2007 through December 31, 2007
	Originally Reported	Upon Adoption	Originally Reported	Upon Adoption
Net Loss Per Common Unit—Basic and Diluted
Common Units Entitled to Priority Distributions	$(4.36)	$(4.32)	$(1.29)	$(1.28)

Common Units Not Entitled to Priority Distributions	$(3.09)	$(3.06)	N/A	N/A

During 2009, the Partnership adopted guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly. Adoption did not have a material impact on the Partnership’s financial statements.

During 2009, the Partnership adopted guidance on interim disclosures about fair value of financial instruments. Such disclosures were previously required only in annual financial statements. The adoption of the guidance resulted in the inclusion of interim financial statement disclosures which had previously been annual.

During 2009, the Partnership adopted guidance on subsequent events. The guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption resulted in additional disclosure regarding subsequent events as presented in Note 20 “Subsequent Events” of the Partnership’s financial statements.

During 2009, the Partnership adopted guidance issued by the FASB on the Accounting Standards Codification and the hierarchy of generally accepted accounting principles which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance also replaces the prior guidance regarding the GAAP hierarchy, given that once in effect, the guidance within the Codification will carry the same level of authority. As the guidance is limited to disclosures in the consolidated financial statements and the manner in which the Partnership refers to GAAP authoritative literature, adoption did not have a material impact on the Partnership’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During 2009, the Partnership adopted guidance issued by the FASB on the measurement of the fair value of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value must be measured using valuation techniques that use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or alternative valuation techniques including an income approach or a market approach. In addition, guidance is provided on the classification of liabilities measured at fair value within the fair value hierarchy. Where the fair value of a liability is based on a quoted price in an active market for the identical liability or on the quoted price for an identical liability when traded as an asset in an active market without adjustment to the quoted price, the fair value measurement shall be classified as Level I. The adoption did not have a material impact on the Partnership’s financial statements.

During 2009, the Partnership adopted implementation guidance issued by the FASB on accounting for uncertainty in income taxes. The updated guidance considers an entity’s assertion that it is a tax-exempt not for profit or a pass through entity as a tax position that requires evaluation. In addition, the guidance provided implementation guidance on the attribution of income taxes to entities and owners. The adoption of the guidance did not have a material impact on the Partnership’s financial statements.

In September 2009, the FASB issued guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. The guidance also requires disclosure of the attributes of investments within the scope of the guidance by major category of investment. Such disclosures include the nature of any restrictions on an investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investee. Additional guidance is provided on the classification of investments for which NAV is used to measure fair value within the fair value hierarchy. If an entity has the ability to redeem its investment at net asset value at the measurement date or within the near term, the fair value measurement of the investment shall be categorized as a Level II fair value measurement. If an entity does not know when it will have the ability to redeem its investment or cannot do so in the near term, the fair value measurement of the investment shall be categorized as a Level III fair value measurement. The guidance is effective for interim and annual periods ending after December 15, 2009. The Partnership has adopted the guidance effective with the issuance of its December 31, 2009 financial statements with additional disclosure requirements presented in Note 5 “Net Asset Value as Fair Value” of the Partnership’s financial statements.

In June 2009, the FASB issued amended guidance on issues related to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as noted below. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that met all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Blackstone’s involvement with its funds is such that all three of the above conditions are met with the exception of certain CLO vehicles which fail condition (c) above and certain funds in which leveraged employee interests in dedicated funds are financed by third parties with Blackstone acting as an intermediary which fail condition (b) above. Such employee funds are currently consolidated as it is concluded that Blackstone is the primary beneficiary based on its implicit interest. The incremental impact of the revised consolidation rules will result in the consolidation of certain CLO vehicles managed by Blackstone. The impact of consolidation of such vehicles is expected to have a material impact on the Consolidated and Combined Statements of Financial Condition. Based on the fair value of CLO assets and liabilities of impacted CLO vehicles managed by Blackstone as of January 1, 2010, the assets and liabilities of Blackstone would have increased by approximately $3.7 billion and $3.3 billion, respectively.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. As the guidance is limited to enhanced disclosures, the impact of adoption is not expected to have a material impact on the Partnership’s financial statements.

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

This transaction has been accounted for partially as a transfer of interests under common control and, partially, as an acquisition of non-controlling interests. The vested Blackstone Holdings Partnership Units received by the Control Group in the Reorganization are reflected in the consolidated and combined financial statements as non-controlling interests at the historical cost of the interests they contributed, as they are considered to be the Control Group of the predecessor organization. The vested Blackstone Holdings Partnership Units received by holders not included in the Control Group in the Reorganization are accounted for using the purchase method of accounting and reflected as non-controlling interests in the consolidated and combined financial statements at the fair value of the interests contributed as these holders are not considered to have been in the group controlling Blackstone prior to the Reorganization. Additionally, ownership interests were purchased with proceeds from the IPO. The cash paid in excess of the cost basis of the interests acquired from members of the Control Group has been charged to equity. Cash payments related to the acquisition of interests from holders outside of the Control Group has been accounted for using the purchase method of accounting.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The total consideration paid to holders outside of the Control Group was $2.79 billion and reflected (a) 69,093,969 Blackstone Holdings Partnership Units issued in the exchange, the fair value of which was $2.14 billion based on the initial public offering price of $31.00 per common unit and (b) cash of $647.6 million. Accordingly, the Partnership has reflected the acquired tangible assets at the fair value of the consideration paid. The excess of the purchase price over the fair value of the tangible assets acquired approximated $2.34 billion, the remaining balance of which has been reported in Goodwill and Intangible Assets in the Consolidated and Combined Statements of Financial Condition as of December 31, 2009. The finite-lived intangible assets of $876.3 million reflect the value ascribed for the future fee income relating to contractual rights and client or investor relationships for management, advisory and incentive fee arrangements as well as for those rights and relationships associated with the future carried interest income from the carry funds. The residual amount representing the purchase price in excess of tangible and intangible assets (including other liabilities of $55.2 million) is $1.52 billion and has been recorded as Goodwill.

During the quarter ended March 31, 2008, the Partnership finalized the purchase price allocation, including the determination of goodwill attributable to the reporting segments, as provided in the table below, for the acquisition of non-controlling interests at Reorganization.

Purchase Price	$2,789,469

Goodwill	$1,516,720
Finite-Lived Intangible Assets/Contractual Rights	876,270
Other Liabilities	(55,158)

Increase to Non-Controlling Interests in Consolidated Entities	2,337,832
Net Assets Acquired, at Fair Value	451,637

Purchase Price Allocation	$2,789,469

Acquisition of GSO Capital Partners LP

In March 2008, the Partnership completed the acquisition of GSO Capital Partners LP and certain of its affiliates (“GSO”). The purchase consideration for GSO was $635 million, comprised of $355 million in cash and $280 million in Blackstone Holdings Partnership Units, plus up to an additional targeted $310 million to be paid over the next five years, contingent upon the realization of specified earnings targets over that period. The Partnership also incurred $6.9 million of acquisition costs. Additionally, performance and other compensatory payments subject to performance and vesting may be paid to GSO personnel.

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

The final purchase price allocation for the GSO acquisition was as follows:

Purchase Price	$641,894

Finite-Lived Intangible Assets/Contractual Rights	$472,100
Goodwill	186,882
Other Liabilities	(17,650)
Net Assets Acquired, at Fair Value	562

Purchase Price Allocation	$641,894

The Consolidated and Combined Statements of Operations for the year ended December 31, 2008 includes the results of GSO’s operations from the date of acquisition, March 3, 2008, through December 31, 2008.

Supplemental information on an unaudited pro forma basis, as if the GSO acquisition had been consummated as of January 1, 2008 and January 1, 2007, respectively, is as follows:

	Years Ended December 31,
	2008	2007
	(Unaudited)
Total Revenues	$(324,010)	$3,213,056

Net Income (Loss)	$(1,168,836)	$(468,232)

Net Loss per Common Unit—Basic and Diluted Common Units Entitled to Priority Distributions	$(4.34)	$(1.78)

Common Units Not Entitled to Priority Distributions	$(3.06)

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

Goodwill and Intangible Assets

The carrying value of goodwill was $1.7 billion as of December 31, 2009 and December 31, 2008. Total goodwill has been allocated to each of the Partnership’s segments as follows: Private Equity ($694.5 million); Real Estate ($421.7 million); Credit and Marketable Alternatives ($518.5 million); and Financial Advisory ($68.9 million). Goodwill has been tested for impairment. No impairment has been identified.

The following table outlines changes to the carrying amount of Intangible Assets, as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Finite-Lived Intangible Assets / Contractual Rights	$1,348,370	$1,348,370
Accumulated Amortization	(428,893)	(270,844)

Intangible Assets, Net	$919,477	$1,077,526

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization expense associated with Blackstone’s intangible assets was $158.0 million, $153.2 million and $117.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in General, Administrative and Other in the accompanying Consolidated and Combined Statements of Operations.

Amortization of intangible assets held at December 31, 2009 is expected to be approximately $158.0 million in the years ending December 31, 2010 and 2011 and $103.2 million, $51.7 million, and $50.3 million in the years ending December 31, 2012, 2013 and 2014, respectively. Blackstone’s intangible assets as of December 31, 2009 are expected to amortize over a weighted-average period of 10 years.

4.	INVESTMENTS

Investments

Investments consists of the following:

	December 31, 2009	December 31, 2008
Investments of Consolidated Blackstone Funds	$1,306,445	$1,556,261
Equity Method Investments	1,104,701	1,063,615
High Grade Liquid Debt Strategies	534,777	—
Performance Fees and Allocations	554,463	147,421
Other Investments	65,097	63,645

	$3,565,483	$2,830,942

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $407.1 million and $409.2 million at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009 and December 31, 2008, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At December 31, 2009, no investments exceeded the 5% threshold. At December 31, 2008, Blackport Capital Fund Ltd. had a fair value of $594.5 million and was the sole investment to exceed the 5% threshold. Blackport Capital Fund Ltd. is held by a consolidated Blackstone Feeder Fund and represents its investment into a master fund.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
United States and Canada
Investment Funds, principally related to credit and marketable alternative funds
Credit Driven	$277,245	$695,620	21.3%	44.7%
Diversified Investments	300,907	289,817	23.1%	18.6%
Equity	80,956	34,499	6.2%	2.2%
Other	408	648	—	0.1%
Event-Driven	95,760	55,216	7.4%	3.6%

Investment Funds Total (Cost: 2009 – $803,771; 2008 – $1,283,697)	755,276	1,075,800	58.0%	69.2%

Equity Securities, principally related to credit and marketable alternatives and private equity funds
Manufacturing	21,491	17,782	1.7%	1.1%
Services	86,600	81,543	6.7%	5.2%
Natural Resources	649	551	—	—
Real Estate Assets	462	1,769	—	0.1%

Equity Securities Total (Cost: 2009 – $112,364; 2008 – $112,739)	109,202	101,645	8.4%	6.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Real Estate Assets	149,523	103,453	11.5%	6.6%
Services	87,406	98,592	6.7%	6.3%
Manufacturing	25,691	23,599	2.0%	1.5%
Natural Resources	357	317	—	—
Credit Driven	143	19,659	—	1.3%

Partnership and LLC Interests Total (Cost: 2009 – $442,545; 2008 – $294,846)	263,120	245,620	20.2%	15.7%

Debt Instruments, principally related to credit and marketable alternatives funds
Credit Driven	29,330	—	2.2%	—
Manufacturing	3,203	4,251	0.2%	0.3%
Services	7,837	4,093	0.6%	0.3%
Real Estate Assets	2,458	485	0.2%	—

Debt Instruments Total (Cost: 2009 – $37,983; 2008 – $9,396)	42,828	8,829	3.2%	0.6%

United States and Canada Total (Cost: 2009 – $1,396,663; 2008 – $1,700,678)	1,170,426	1,431,894	89.3%	91.9%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Europe
Equity Securities, principally related to credit and marketable alternatives and private equity funds
Manufacturing	$2,681	$9,105	0.2%	0.6%
Real Estate Assets	365	—	—	—
Services	31,711	29,635	2.4%	1.9%

Equity Securities Total (Cost: 2009 – $40,353; 2008 – $45,295)	34,757	38,740	2.6%	2.5%
Partnership and LLC Interests, principally related to private equity and real estate funds
Services	29,270	31,572	2.2%	2.0%
Real Estate Assets	10,741	13,674	0.8%	0.9%

Partnership and LLC Interests Total (Cost: 2009 – $48,334; 2008 – $46,104)	40,011	45,246	3.0%	2.9%
Debt Instruments, principally related to credit and marketable alternatives funds
Manufacturing	544	187	—	—
Services	1,259	—	0.1%	—

Debt Instruments Total (Cost: 2009 – $1,624; 2008 – $1,256)	1,803	187	0.1%	—

Europe Total (Cost: 2009 – $90,311; 2008 – $92,655)	76,571	84,173	5.7%	5.4%

Asia
Equity Securities, principally related to credit and marketable alternatives and private equity funds
Services	8,031	11,201	0.6%	0.8%
Manufacturing	10,501	8,654	0.8%	0.6%
Natural Resources	—	442	—	—
Real Estate Assets	—	368	—	—
Diversified Investments	6,262	—	0.5%	—

Equity Securities Total (Cost: 2009 – $20,794; 2008 – $22,155)	24,794	20,665	1.9%	1.4%
Partnership and LLC Interests, principally related to private equity and real estate funds
Manufacturing	1,183	1,184	0.1%	0.1%
Real Estate Assets	457	707	—	—
Services	82	45	—	—

Partnership and LLC Interests Total (Cost: 2009 – $1,833; 2008 – $1,811)	1,722	1,936	0.1%	0.1%

Debt Instruments, principally related to credit and marketable alternatives funds (Cost: 2009 – $114; 2008 – $256)	111	151	—	—

Asia Total (Cost: 2009 – $22,741; 2008 – $24,222)	26,627	22,752	2.0%	1.5%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Other
Equity Securities, principally related to private equity funds
Natural Resources	$1,583	$1,022	0.1%	0.1%
Services	4,560	2,737	0.3%	0.3%

Equity Securities Total (Cost: 2009 – $2,777; 2008 – $2,606)	6,143	3,759	0.4%	0.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Natural Resources	26,586	13,599	2.0%	0.9%
Services	92	84	—	0.1%

Partnership and LLC Interests Total (Cost: 2009 – $9,249; 2008 – $5,063)	26,678	13,683	2.0%	1.0%

Other Total (Cost: 2009 – $12,026; 2008 – $7,669)	32,821	17,442	2.5%	1.2%

Total Investments of Consolidated Blackstone Funds (Cost: 2009 – $1,521,741; 2008 – $1,825,224)	$1,306,445	$1,556,261	100.0%	100.0%

Net Gains (Losses) from Fund Investment Activities on the Consolidated and Combined Statements of Operations include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in the fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Year Ended December 31,
	2009	2008	2007
Realized Gains (Losses)	$(200,291)	$(281,408)	$3,509,318
Net Change in Unrealized Gains (Losses)	342,870	(740,019)	2,796,235

	$142,579	$(1,021,427)	$6,305,553

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations:

	Year Ended December 31,
	2009	2008	2007
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$142,579	$(1,021,427)	$6,305,553
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	(1,327)	52,975	(52,142)
Reclassification to Performance Fees and Allocations and Investment Income (Loss) and Other Attributable to Blackstone Funds Prior to Deconsolidation	—	—	(1,184,457)
Interest and Dividend Income and Other Attributable to Consolidated Blackstone Funds	35,442	96,116	354,178

Other Income – Net Gains (Losses) from Fund Investment Activities	$176,694	$(872,336)	$5,423,132

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $4.0 million, $(551.8) million, and $163.5 million for the years ending December 31, 2009, 2008, and 2007, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds, which are not consolidated but in which the Partnership exerts significant influence. As of December 31, 2009 and 2008, no single equity method investment held by Blackstone exceeded 20% of its total consolidated assets. As such, Blackstone is not required to present separate financial statements for any of its equity method investees.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the funds in which the Partnership has an equity method investment is as follows:

	December 31, 2009 and the Year Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$18,237,938	$7,862,872	$15,857,948	$41,958,758
Other Assets	169,200	528,337	3,124,038	3,821,575

Total Assets	$18,407,138	$8,391,209	$18,981,986	$45,780,333

Liabilities and Partners’ Capital
Debt	$455,862	$224,389	$1,312,893	$1,993,144
Other Liabilities	56,957	115,059	2,053,134	2,225,150

Total Liabilities	512,819	339,448	3,366,027	4,218,294

Partners’ Capital	17,894,319	8,051,761	15,615,959	41,562,039

Total Liabilities and Partners’ Capital	$18,407,138	$8,391,209	$18,981,986	$45,780,333

Statement of Income
Interest Income	$19,480	$12,704	$580,188	$612,372
Other Income	26,828	133,599	68,472	228,899
Interest Expense	(5,590)	(5,391)	(59,537)	(70,518)
Other Expenses	(38,419)	(36,794)	(158,635)	(233,848)
Net Realized and Unrealized Gain (Loss) from Investments	1,775,403	(3,813,103)	3,118,916	1,081,216

Net Income (Loss)	$1,777,702	$(3,708,985)	$3,549,404	$1,618,121

High Grade Liquid Debt Strategies

High Grade Liquid Debt Strategies represents the Partnership’s liquid investments in government and other investment grade securities, managed by third party institutions. The Partnership has managed its credit risk through diversification of its investments among major financial institutions, all of which have investment grade ratings.

During the year ended December 31, 2009, the Partnership recognized realized gains of $10.1 million and the net change in unrealized gains was $1.8 million.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees and Allocations

Performance Fees and Allocations to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds are as follows:

	December 31,
	2009	2008
Performance Fees and Allocations
Private Equity	$425,615	$92,109
Real Estate	7,900	55,478
Credit and Marketable Alternatives	120,948	(166)

	$554,463	$147,421

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2009	2008	2007
Realized Gains	$2,032	$(1,432)	$10,050
Net Change in Unrealized Gains (Losses)	6,164	(9,159)	2,803

	$8,196	$(10,591)	$12,853

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investees’ partnership agreements and offering memoranda generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of December 31, 2009 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Credit Driven	$274,153	$30,336	(a	)	(a	)
Diversified Instruments	300,908	13,040	(b	)	(b	)
Equity	80,956	—	(c	)	(c	)
Other	95,759	—	(d	)	(d	)

	$751,776	$43,376

(a)

The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 34% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Of this balance, 9% of investments are

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

redeemable after July 1, 2010, on an annual basis, subject to a 60-day notice period. 36% of the value of the investments in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose to (but may not have exercised such ability) side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments. 29% of investments within this category represent an investment in a fund of hedge funds that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining 1% of investments within this category are redeemable as of the reporting date.

(b)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose to (but may not have exercised such ability) side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 12% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 46% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 54% are subject to redemption restrictions at the discretion of the investee fund manager who may choose to (but may not have elected such ability) side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(d)	Included within the Other category are investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Blackstone enters into derivative instruments in order to hedge its interest rate risk exposure against the effects of interest rate changes. Additionally, Blackstone and the Blackstone Funds enter into derivative instruments in the normal course of business to achieve certain other risk management objectives and for general investment purposes. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

Fair Value Hedges

The Partnership uses interest rate swaps to hedge all or a portion of the interest rate risk associated with its fixed rate borrowings. The Partnership has designated these financial instruments as fair value hedges. Changes in fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged liability, are recorded within General, Administrative and Other in the Consolidated and Combined Statements of Operations. The fair value of the derivative instrument is reflected within Other Assets in the Consolidated and Combined Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Free Standing Derivatives

Free standing derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options and other derivative contracts. Changes in the fair value of derivative instruments held by Blackstone funds are reflected in Net Gains (Losses) from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income, in the Consolidated and Combined Statements of Operations. The fair value of free standing derivative assets are recorded within Investments and free standing derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated and Combined Statements of Financial Condition.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments as of December 31, 2009:

	As of December 31, 2009
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$—	$—	$450,000	$19
Free Standing Derivatives
Free Standing Derivatives	2,039	653	656	4

Total	$2,039	$653	$450,656	$23

The Partnership had no material derivative contracts as of December 31, 2008.

Where hedge accounting is applied, hedge effectiveness testing is performed at least monthly to monitor ongoing effectiveness of the hedge relationships. During the year ended December 31, 2009, the amount of ineffectiveness related to the interest rate swap hedges was a loss of $1.7 million. During the year ended December 31, 2009, the portion of hedging instruments’ gain or loss excluded from the assessment of effectiveness for its fair value hedges was a loss of $8.7 million. The Partnership had no derivatives designated as fair value hedges in 2008 and 2007.

During the year ended December 31, 2009, the Partnership recognized an immaterial amount of realized and unrealized gains (losses) related to free standing derivative instruments. Amounts recognized in the years ended December 31, 2008 and 2007 were not material.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

		Year Ended December 31, 2009
	As of December 31, 2009	Net Change in Unrealized Gains
Loans and Receivables	$68,550	$101
Debt Securities	26,466	364
Equity Securities	1,905	—

	$96,921	$465

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership did not dispose of any investments for which the fair value option was elected during the year ending December 31, 2009. The Partnership did not hold material financial instruments on which the fair value option was elected during 2008 and 2007.

As of December 31, 2009, the fair value of Loans and Receivables and Debt Securities for which the fair value option was elected exceeded the principal amount due by $0.5 million. No loans and receivables on which the fair value option was elected are past due or in non-accrual status.

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following table summarizes the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of December 31, 2009 and 2008, respectively:

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds	$80,610	$33,355	$1,192,463	$1,306,428
High Grade Liquid Debt Strategies	398,487	136,290	—	534,777
Loans and Receivables	—	—	68,550	68,550
Free Standing Derivative Instruments, Net	2	279	368	649
Other Investments (a)	8,711	10,176	46,210	65,097

	$487,810	$180,100	$1,307,591	$1,975,501

Liabilities
Derivative Instruments Used for Fair Value Hedges	$—	$19	$—	$19
Securities Sold, Not Yet Purchased	357	—	—	357

	$357	$19	$—	$376

	December 31, 2008
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds	$58,406	$994	$1,496,861	$1,556,261
Other Investments	22,499	—	41,146	63,645

	$80,905	$994	$1,538,007	$1,619,906

Liabilities
Securities Sold, Not Yet Purchased	$894	$—	$—	$894

	$894	$—	$—	$894

(a)	Included within Level III of Other Investments are investments in debt and equity securities of $26.5 million and $1.9 million, respectively, for which the fair value option has been elected.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of December 31, 2009.

Valuation Methodology	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total
Third-Party Fund Managers	—	—	57%	—	57%
Specific Valuation Metrics	20%	15%	5%	3%	43%

	20%	15%	62%	3%	100%

The following table summarizes the changes in financial instruments measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period.

	Year Ended December 31,
	2009	2008
Balance, Beginning of Period	$1,538,007	$2,362,542
Transfer In (Out) of Level III, Net	81,640	(323,422)
Purchases (Sales), Net	(429,760)	108,838
Realized Gains (Losses), Net	(194,495)	2,630
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	312,199	(612,581)

Balance, End of Period	$1,307,591	$1,538,007

Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Fund Investment Activities in the Consolidated and Combined Statements of Operations.

For the year ended December 31, 2009, the transfer in of Level III investments, net, was principally due to an asset transfer from a non-consolidated Blackstone Fund to a consolidated Blackstone Fund. For the year ended December 31, 2008, the transfer out of Level III investments, net, was principally due to the deconsolidation of three Blackstone Funds.

9.	VARIABLE INTEREST ENTITIES

The Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit oriented or funds of hedge fund entities. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. Accordingly, disaggregation of Blackstone’s involvement with VIEs would not provide more useful information. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

The gross assets and liabilities of consolidated VIEs reflected in the Consolidated and Combined Statements of Financial Condition as of December 31, 2009 were $741.0 million and $38.0 million, respectively. As of

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

December 31, 2008, gross assets and liabilities of consolidated VIEs were $861.3 million and $28.7 million, respectively. There is no recourse to the Partnership for the consolidated VIEs’ liabilities. The assets of consolidated VIEs comprise primarily investments and are included within Investments in the Consolidated and Combined Statements of Financial Condition.

The Partnership holds significant variable interests or acts as the sponsor for certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. As of December 31, 2009, assets and liabilities recognized in the Partnership’s Consolidated and Combined Statements of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $133.9 million and $0.1 million, respectively. Assets consisted of $21.7 million of investments and $112.2 million of receivables. As of December 31, 2008, assets and liabilities recognized in the Partnership’s financial statements were $140.0 million and $0.2 million, respectively. Assets recognized as of December 31, 2008 were comprised of investments of $81.1 million and receivables of $58.9 million. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2009 and 2008 was $98.9 million and $140.0 million, respectively.

10.	OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2009	2008
Furniture, Equipment and Leasehold Improvements	$210,189	$194,576
Less: Accumulated Depreciation	(92,774)	(75,610)

Furniture, Equipment and Leasehold Improvements, Net	117,415	118,966
Prepaid Expenses	31,232	36,533
Other Assets	23,909	64,478

	$172,556	$219,977

Depreciation expense of $17.2 million, $18.2 million and $11.2 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2009, 2008 and 2007, respectively, is included in General, Administrative and Other in the accompanying Consolidated and Combined Statements of Operations. The 2009 depreciation expense is net of $6.6 million of accumulated depreciation reversed during the year due to the disposal of assets.

Accounts Payable, Accrued Expenses and Other Liabilities includes $144.0 million and $1,103.4 million as of December 31, 2009 and 2008, respectively, relating to redemptions that were legally payable to investors as of the balance sheet dates.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.	BORROWINGS

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

	December 31,
	2009			2008
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$850,000	$—	—	$1,000,000	$250,000	1.97%
Blackstone Issued 6.625% Notes Due 8/15/2019 (b)	600,000	600,000	6.63%	—	—	—
Operating Entities Facilities (c)	63,369	63,369	1.50%	116,750	109,618	2.08%
Corporate Debt Credit Facilites (d)	—	—	—	90,000	25,000	3.25%

	1,513,369	663,369	6.13%	1,206,750	384,618	2.08%
Blackstone Fund Facilities (e)	38,809	5,630	2.3%	77,566	2,382	3.28%

	$1,552,178	$668,999	6.10%	$1,284,316	$387,000	2.09%

(a)	Represents short-term borrowings under a revolving credit facility that were used to fund the operating and investing activities of entities of the Partnership. Borrowings bear interest at an adjusted LIBOR rate or adjusted prime rate. Any outstanding borrowings at May 11, 2010, the maturity date of the facility, are payable at that time. The facility is unsecured and unguaranteed. There is a commitment fee of 0.5% per annum, as defined, on the unused portion of this facility. As of December 31, 2009, the Partnership had no outstanding borrowings under this revolving credit facility.
(b)	Represents long term borrowings in the form of senior notes (the “Notes”) issued by Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, on August 20, 2009. Such notes have a contractual maturity of August 15, 2019. The Notes, which were issued at a discount, have an interest rate of 6.625% per annum, accruing from August 20, 2009. Interest is paid semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes was $14.6 million for the year ended December 31, 2009. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of December 31, 2009, the fair value of the Notes was $588.6 million.

The indenture includes covenants, including limitations on the Issuer’s and the Guarantor’s ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture also provides for events of default. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically becomes due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time, and from time to time, prior to their stated maturity, at the make-

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the repurchase date.

(c)	Represents borrowings under a loan and security agreement as well as a capital asset purchase facility. The loan and security agreement facility bears interest at an adjusted rate below the lending bank’s prime commercial rate. Borrowings are available for the Partnership to provide partial financing to certain Blackstone employees to finance the purchase of their equity investments in certain Blackstone Funds. The advances to Blackstone employees are secured by investor notes, generally paid back over a five-year period, and the related underlying investment, as well as full recourse to the employees’ bonuses and returns from other Partnership investments. The capital asset purchase facility is secured by the purchased asset and borrowings bear interest at a spread to LIBOR. The borrowings are paid down through the termination date of the facility in 2014.
(d)	Represents short-term borrowings under credit facilities established to finance investments in debt securities. Borrowings were made at the time of each investment and are required to be repaid at the earlier of (a) the investment’s disposition or (b) 120 days after the date of the borrowing. Borrowings under the facilities bear interest at an adjusted LIBOR rate. Borrowings are secured by the investments acquired with the proceeds of such borrowings. In addition, such credit facilities are supported by letters of credit. One of the facilities, with available credit of $50.0 million, carries a commitment fee of 0.15% per annum on the unused portion of the facility. As of December 31, 2009, these facilities have been terminated.
(e)	Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Due to the fact that the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.

As part of Blackstone’s long term borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2009.

Scheduled principal payments for long-term borrowings at December 31, 2009 are as follows:

2010	$23,820
2011	22,278
2012	9,985
2013	2,245
2014	5,040
Thereafter	600,000

Total	$663,369

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current
Federal Income Tax	$8,027	$3,936	$11,938
Foreign Income Tax	4,517	8,304	5,630
State and Local Income Tax	41,219	25,114	47,346

	53,763	37,354	64,914

Deferred
Federal Income Tax	30,581	(34,090)	(10,287)
Foreign Income Tax	(597)	—	—
State and Local Income Tax	15,483	(17,409)	(6,934)

	45,467	(51,499)	(17,221)

Total Provision (Benefit) for Taxes	$99,230	$(14,145)	$47,693

The Partnership’s effective income tax rate was approximately (4.33%), 0.25%, and 0.84% for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2009	2008
Deferred Tax Assets
Fund Management Fees	$12,804	$5,860
Equity-based Compensation	36,087	33,224
Unrealized Loss from Investments	38,937	22,464
Depreciation and Amortization	841,086	731,064
Net Operating Loss Carry Forward	7,729	49,292
Other	6,869	3,674

Total Deferred Tax Assets	$943,512	$845,578

Deferred Tax Liabilities
Depreciation and Amortization	$18,251	$16,705

Total Deferred Tax Liabilities	$18,251	$16,705

Deferred tax liabilities are included within Accounts Payable, Accrued Expenses and Other Liabilities in the accompanying Consolidated and Combined Statements of Financial Position.

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. While the Partnership expects to record significant net losses from a financial

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

reporting perspective, it does not expect to record comparable losses on a tax basis. Whereas the amortization of non-cash equity compensation results in a significant charge to net income and is a significant contributor to the expected financial reporting losses, these charges are largely not tax deductible and, as a result, do not decrease taxable income or contribute to a taxable loss.

The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had taxable income in 2007 and 2009 and thus fully utilized the tax benefit from the amortization of the tax basis intangibles for all years since the IPO. The Partnership had a taxable loss of $21.3 million at the end of 2009 that will be carried back and utilized against prior year taxable income. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance. In addition, at this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2009.

The following table reconciles the Provision (Benefit) for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	(33.00%)	(32.68%)	(35.92%)
Interest Expense	1.84%	0.75%	(0.09%)
Foreign Income Taxes	(0.15%)	(0.15%)	0.10%
State and Local Income Taxes	(1.97%)	(0.19%)	0.69%
Equity-based Compensation	(6.45%)	(2.48%)	1.06%
Other	0.40%	—	—

Effective Income Tax Rate (b)	(4.33%)	0.25%	0.84%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision (Benefit) for Taxes.

Currently, the Partnership does not believe it meets the indefinite reversal criteria that would cause the Partnership to not recognize a deferred tax liability with respect to its foreign subsidiaries. Where applicable, Blackstone will record a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2009, Blackstone’s and the predecessor entities’ U.S. federal income tax returns for the years 2006 through 2008 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2005 through 2008. Currently, the

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

City of New York is examining certain subsidiaries’ tax returns for the years 2003 through 2006. In addition, HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for the years 2004 through 2007. Blackstone does not believe that the outcome of these examinations will require it to record reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated and combined financial statements. Blackstone does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

13.	NET LOSS PER COMMON UNIT

Basic and diluted net loss per common unit entitled to priority distributions and per common unit not entitled to priority distributions for the years ending December 31, 2009 and 2008 is calculated as follows:

	Basic and Diluted
	Year Ended December 31,
	2009	2008
Total Undistributed Loss
Net Loss Allocable to Common Unitholders	$(715,291)	$(1,163,032)
Less: Distributions to Common Unitholders	(356,958)	(240,402)

Total Undistributed Loss	$(1,072,249)	$(1,403,434)

Allocation of Total Undistributed Loss
Undistributed Loss – Common Unitholders Entitled to Priority Distributions	$(1,058,052)	$(1,394,271)
Undistributed Loss – Common Unitholders Not Entitled to Priority Distributions	(14,197)	(9,164)

Total Undistributed Loss	$(1,072,249)	$(1,403,434)

Net Loss Per Common Unit – Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(3.71)	$(5.22)
Priority Distributions (a)	1.25	0.90

Net Loss Per Common Unit – Common Units Entitled to Priority Distributions	$(2.46)	$(4.32)

Net Loss Per Common Unit – Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(3.71)	$(3.06)
Priority Distributions	—	—

Net Loss Per Common Unit – Common Units Not Entitled to Priority Distributions	$(3.71)	$(3.06)

Weighted-Average Common Units Outstanding – Common Units Entitled to Priority Distributions	285,163,954	266,876,031
Common Units Not Entitled to Priority Distributions	3,826,233	1,501,373

Total Weighted-Average Common Units Outstanding	288,990,187	268,377,404

(a)	Undistributed Loss per Common Unit – Priority Distributions is based on common units outstanding at the end of the reporting period and will differ from actual distributions paid to common unitholders which are based on common units outstanding at the time priority distributions are made.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the years ended December 31, 2009 and 2008, a total of 22,453,412 and 29,117,068 unvested deferred restricted common units and 812,377,553 and 831,549,761 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively.

Basic and diluted net loss per common unit for the twelve months ended December 31, 2007 are calculated as follows:

Basic and Diluted
June 19, 2007 through December 31, 2007

Net Loss Allocable to Common Unitholders	$(335,514)

Weighted-Average Common Units Outstanding	262,810,720

Net Loss per Common Unit	$(1.28)

For the year ended December 31, 2007, a total of 31,249,103 unvested deferred restricted common units and 827,151,349 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit.

Cash Distribution Policy

Blackstone’s current intention is to distribute to its common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of annual Distributable Earnings in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of the Partnership’s business, to make appropriate investments in the business and funds, to comply with applicable law, any of Blackstone’s debt instruments or other agreements, or to provide for future distributions to Blackstone’s common unitholders for any ensuing quarter. Because Blackstone will not know what the Distributable Earnings will be for any fiscal year until the end of such year, the Partnership expects that the first three quarterly distributions in respect of any given year will be based on the anticipated annualized Net Fee Related Earnings only. As such, the distribution for the first three quarters will likely be smaller than the final quarterly distribution in respect of such year, which Blackstone expects to also include realized Performance Fees and Allocations net of related compensation and realized net investment income.

In most years the aggregate amounts of distributions to unitholders will not equal Distributable Earnings for that year. Distributable Earnings will only be a starting point for the determination of the amount to be distributed to unitholders because as noted above, in determining the amount to be distributed Blackstone will subtract from Distributable Earnings any amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of the general partner and the general partner may change the distribution policy at any time.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Because The Blackstone Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Blackstone Holdings held through wholly-owned subsidiaries, distributions are funded by The Blackstone Group L.P., if any, in three steps:

•

First, Blackstone Holdings makes distributions to partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings (except as set forth in the following paragraph);

•

Second, The Blackstone Group L.P.’s wholly-owned subsidiaries distributes to The Blackstone Group L.P. the share of such distributions, net of the taxes and amounts payable under the tax receivable agreement by such wholly-owned subsidiaries; and

•	Third, The Blackstone Group L.P. distributes the net share of such distributions to the common unitholders on a pro rata basis.

Because the wholly-owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in the Notes to Consolidated and Combined Financial Statements, Footnote 15 – Related Party Transactions, the amounts ultimately distributed by The Blackstone Group L.P. to common unitholders in respect of fiscal 2010 and subsequent years are expected to be different, and in many years likely less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

In addition, the partnership agreements of the Blackstone Holdings partnerships provide for cash distributions, which are referred to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for the partners. Generally, these tax distributions will be computed based on the Partnership’s estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of the Partnership’s income). The Blackstone Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such tax liabilities.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2009, Blackstone repurchased a combination of 4,689,101 vested and unvested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $30.5 million. As of December 31, 2009, the amount remaining available for repurchases was $339.5 million under this program.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2009, the Partnership had the ability to grant 163,041,206 units under the Equity Plan for the year ended December 31, 2009.

The Partnership recorded total compensation expense in relation to its equity-based awards of $3.0 billion and $3.3 billion for the years ending December 31, 2009 and 2008, respectively with corresponding tax benefits of $13.7 million and $16.4 million, respectively. As of December 31, 2009, there was $6.3 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.3 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,126,974,312 as of December 31, 2009. Total outstanding unvested phantom units were 208,592 as of December 31, 2009.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2009 and a summary of changes during the period January 1, 2009 through December 31, 2009, are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2008	354,311,432	$30.89	28,569,608	$25.90	532,794	$26.09
Granted	3,019,136	7.53	7,527,485	12.71	7,380	12.05
Vested	(77,736,791)	30.89	(9,634,609)	20.70	(294,130)	26.26
Exchanged	(1,186,174)	6.59	1,182,852	6.59	3,322	5.80
Forfeited	(7,948,878)	30.16	(3,902,643)	25.47	(40,774)	26.19

Balance, December 31, 2009	270,458,725	$30.76	23,742,693	$23.10	208,592	$25.07

During 2008, the Partnership modified certain senior managing directors’ Blackstone Holdings Partnership Unit award agreements and subsequently repurchased under the unit repurchase program both vested and unvested units in conjunction with the modifications. A percentage of the cash settlement was paid up front to the senior managing directors and the remaining percentage of the settlement will be held in escrow and in certain cases earned over a specified service period. At the date of such modifications, the Partnership recognized total compensation expense of $185.5 million, which is included in the total equity-based compensation expense of $3.3 billion, related to the modifications and cash settlement. Additional compensation expense related to the portion of the settlement held in escrow will be recognized over the specified service period which ranges from approximately 18 to 50 months.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, as of December 31, 2009, are expected to vest:

	Units	Weighted-Average Service Period in Years

Blackstone Holdings Partnership Units	256,757,930	3.9
Deferred Restricted Blackstone Common Units and Options	19,670,258	4.1

Total Equity-Based Awards	276,428,188	3.9

Phantom Units	191,128	0.6

Deferred Restricted Common Units and Phantom Units

The Partnership has granted deferred restricted common units to some senior and non-senior managing director professionals, analysts and senior finance and administrative personnel and selected external advisors and phantom units (cash settled equity-based awards) to other non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash.

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 10 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 16% annually by employee class, and a per unit discount, ranging from $0.01 to $14.89 as a majority of these unvested awards do not contain distribution participation rights. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

Subject to a non-senior managing director employee’s continued employment with Blackstone, the phantom units will vest in equal installments on each of the first, second and third anniversaries of the IPO or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 7% to 16% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $3.5 million, $6.7 million and $0.5 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2009, 2008 and for the period June 19 through December 31, 2007, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisors received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to 8 years from the IPO date. Subsequent to the Reorganization, the Partnership has

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership has accounted for the unvested Blackstone Holdings Partnership Units as compensation expense. The fair values have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, or $31 (based on the initial public offering price per Blackstone Common Unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 16%, based on historical experience.

In November 2009, the Partnership modified equity awards issued in connection with a deferred compensation plan to, among other things: (a) provide that deferred compensation payments to participating employees and senior managing directors generally would be satisfied by delivery of Blackstone common units instead of delivery of Partnership Units; (b) delay the delivery of common units (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations; and (c) ensure compliance with deferred compensation taxation rules. As the fair value of Partnership Units on grant date is based on the closing price of Blackstone Common Units, there was no change in the fair value of these awards as a result of the modification. As a result, there was no additional impact to compensation expense.

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over the five-year period beginning January 2008, relative to a predetermined threshold. As of December 31, 2009, the thresholds for 2009 were not met and the Partnership has determined that there is too much uncertainty in the probability that the threshold will be exceeded in future periods. As such, the Partnership has not recorded any expense related to these awards for the year ended December 31, 2009. The Partnership will continue to review the performance of these businesses, and, if necessary, will record an expense over the corresponding service period based on the most probable level of anticipated performance. This award is accounted for as a liability as required by GAAP as the number of units to be granted in 2012 is dependent upon variations in something other than the fair value of the issuer’s equity shares, specifically, the businesses’ five-year profitability.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone considers its Founders, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of December 31, 2009 and 2008, Due from Affiliates and Due to Affiliates comprised the following:

	December 31, 2009	December 31, 2008
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Interest	$308,378	$226,870
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	127,669	175,268
Amounts Due from Portfolio Companies and Funds	115,441	72,376
Investments Redeemed in Non-Consolidated Funds of Funds	77,600	496,350
Management and Performance Fees Due from Non-Consolidated Funds of Funds	68,649	50,774
Payments Made on Behalf of Non-Consolidated Entities	53,581	58,536
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	8,589	8,130

	$759,907	$1,088,304

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreement	$830,517	$722,449
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	485,253	260,018
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	58,083	262,737
Distributions Received on Behalf of Non-Consolidated Entities	31,692	22,938
Payments Made by Non-Consolidated Entities	4,521	17,435

	$1,410,066	$1,285,577

Interests of the Co-Founder, Senior Managing Directors and Employees

The Co-Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of December 31, 2009 and 2008, the Co-Founder’s, other senior managing directors’ and employees’ investments aggregated $649.4 million and $507.2 million, respectively, and the Co-Founder’s, other senior managing directors’ and employees’ share of the Non-Controlling Interests in Income (Loss) of Consolidated Entities aggregated $31.2 million, $(281.7) million and $279.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $134.3 million, $188.3 million and $595.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $2.2 million, $6.0 million, and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap), to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees and Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2009. See Note 16 “Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets by Stephen A. Schwarzman (“Personal Aircraft”). In addition, on occasion, Mr. Schwarzman and his family have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Mr. Schwarzman paid for his purchases of the aircraft himself and bears all operating, personnel and maintenance costs associated with their operation. In addition, Mr. Schwarzman is charged for his and his family’s personal use of Blackstone assets based on market rates and usage. Payment by Blackstone for the use of the Personal Aircraft by other Blackstone employees are made at market rates. Personal use of Blackstone resources are also reimbursed to Blackstone at market rates. The transactions described herein are not material to the consolidated and combined financial statements.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $830.5 million over the next 15 years. The after-tax present value of these estimated payments totals $228.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2009, payments totaling $4,076,382 were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2008 taxable year.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2024. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2009, 2008 and 2007, was $63.1 million, $40.7 million and $30.2 million, respectively. At December 31, 2009 and 2008, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $9.9 million and $10.4 million, respectively. As of December 31, 2009, the approximate aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2010	$54,669
2011	49,929
2012	47,709
2013	47,593
2014	44,979
Thereafter	298,352

$543,231

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Commitments

The consolidated Blackstone Funds had signed investment commitments of $24.2 million as of December 31, 2009. Included in this is $0.4 million of signed investment commitments for portfolio company acquisitions in the process of closing. In addition, the general partners of the Blackstone Funds had unfunded commitments to each of their respective funds of $1.3 billion as of December 31, 2009.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds was $6.4 million as of December 31, 2009.

Contingent Performance Fees and Allocations

There were $46.7 million of performance fees and allocations related to the hedge funds in the credit and marketable alternatives segment for the year ended December 31, 2009 attributable to arrangements where the measurement period had not ended.

Litigation

From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, Blackstone does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its results of operations, financial position or cash flows.

Contingent Obligations (Clawback)

Included within Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations are gains from Blackstone Fund investments. The portion of net gains (losses) attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains (losses) attributable to non-controlling interest holders are net of Carried Interest earned by Blackstone. Carried interest is subject to clawback to the extent that the carried interest received to date exceeds the amount due to Blackstone based on cumulative results.

The actual clawback liability, however, does not become realized until the end of a fund’s life except for Blackstone’s real estate funds which may have a clawback liability come due one year after a realized loss is incurred, depending on the fund. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points beginning toward the end of 2012 and extending through 2018. Further extensions of such terms may be implemented under given circumstances.

As of December 31, 2009, the current cash clawback obligation of the Blackstone general partners to the limited partner investors of the private equity, real estate and credit-oriented funds is zero. For financial reporting purposes, however, the general partners have recorded a liability for potential clawback obligations to the limited

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

As of December 31, 2009, the clawback obligations, which are not currently due, were $485.3 million, of which $217.4 million related to Blackstone Holdings and $267.9 million related to current and former Blackstone personnel. As of December 31, 2008, such obligations were $260.0 million, of which $109.8 million related to Blackstone Holdings and $150.2 million related to current and former Blackstone personnel. The Accrual for Potential Repayment of Previously Received Performance Fees and Allocations is included in Due to Affiliates.

The following table presents the clawback obligations by segment:

	December 31, 2009			December 31, 2008
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$65,237	$120,208	$185,445	$63,643	$118,928	$182,571
Real Estate	152,142	147,666	299,808	46,014	31,145	77,159
Credit and Marketable Alternatives	—	—	—	183	105	288

Total	$217,379	$267,874	$485,253	$109,840	$150,178	$260,018

A portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the consolidated and combined financial statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2009, $474.4 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

17.	EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain finance and administrative professionals who are participants in the Plan, the Partnership contributes 2% of such professional’s pretax annual compensation up to a maximum of one thousand six hundred dollars. In addition, the Partnership will contribute 50% of the first 4% of pretax annual compensation contributed by such professional participants with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2009, 2008 and 2007, the Partnership incurred expenses of $1.5 million, $1.3 million and $0.9 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“UK Plan”). All United Kingdom employees are eligible to contribute to the UK Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2009, 2008 and 2007, the Partnership incurred expenses of $0.3 million, $0.3 million and $0.3 million, respectively, in connection with the UK Plan.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.	REGULATED ENTITIES

The Partnership has certain entities that are registered broker-dealers which are subject to the minimum net capital requirements of the Securities and Exchange Commission (“SEC”). The Partnership has continuously operated in excess of these requirements. The Partnership also has two entities based in London which are subject to the capital requirements of the U.K. Financial Services Authority. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various securities commodity pool and trader regulations. This includes a number of U.S. entities which are Registered Investment Advisors under the rules and authority of the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2009, approximately $25.3 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

19.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Private Equity – Blackstone’s Private Equity segment comprises its management of private equity funds.

•	Real Estate – Blackstone’s Real Estate segment comprises its management of general real estate funds and internationally focused real estate funds.

•

Credit and Marketable Alternatives – Blackstone’s Credit and Marketable Alternatives segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles, separately managed accounts and publicly-traded closed-end mutual funds. This segment was formerly known as Marketable Alternative Asset Management and has been renamed to better reflect the product mix in this segment. This does not reflect a change to the underlying businesses or how they are reflected in Blackstone’s results of operation.

•

Financial Advisory – Blackstone’s Financial Advisory segment comprises its corporate and mergers and acquisitions advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

These business segments are differentiated by their various sources of income, with the Private Equity, Real Estate and Credit and Marketable Alternatives segments primarily earning their income from management fees and investment returns on assets under management, while the Financial Advisory segment primarily earns its income from fees related to investment banking services and advice and fund placement services.

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment income before taxes excluding transaction-related charges. Transaction-related charges include principally charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone’s historical combined financial statements for periods prior to the IPO do not include these transaction-related charges nor do such financial statements reflect certain compensation expenses including performance payment arrangements associated with senior managing directors, departed partners and

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

other selected employees. Those compensation expenses were accounted for as partnership distributions prior to the IPO but are included in the financial statements for the periods following the IPO as a component of compensation and benefits expense. The aggregate of ENI for all reportable segments equals Total Reportable Segment ENI. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

The following table presents the financial data for Blackstone’s four reportable segments as of and for the year ended December 31, 2009:

	December 31, 2009 and the Year then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees and Advisory Fees
Base Management Fees	$270,509	$328,447	$400,873	$—	$999,829
Advisory Fees	—	—	—	390,718	390,718
Transaction and Other Fees, Net	86,336	25,838	2,866	—	115,040
Management Fee Offsets	—	(2,467)	(14,694)	—	(17,161)

Total Management and Advisory Fees	356,845	351,818	389,045	390,718	1,488,426

Performance Fees and Allocations
Realized	34,021	(3,039)	43,282	—	74,264
Unrealized	303,491	(252,180)	114,556	—	165,867

Total Performance Fees and Allocations	337,512	(255,219)	157,838	—	240,131

Investment Income (Loss)
Realized	36,968	6,164	(15,031)	1,443	29,544
Unrealized	33,269	(125,624)	96,016	219	3,880

Total Investment Income (Loss)	70,237	(119,460)	80,985	1,662	33,424
Interest and Dividend Revenue	7,756	6,030	3,452	5,254	22,492
Other	2,845	3,261	1,025	(35)	7,096

Total Revenues	775,195	(13,570)	632,345	397,599	1,791,569

Expenses
Compensation and Benefits
Base Compensation	181,266	158,115	198,117	232,359	769,857
Performance Fee Related
Realized	741	3,506	20,854	—	25,101
Unrealized	20,307	(113,981)	67,493	—	(26,181)

Total Compensation and Benefits	202,314	47,640	286,464	232,359	768,777

Other Operating Expenses	82,471	56,325	80,661	79,572	299,029

Total Expenses	284,785	103,965	367,125	311,931	1,067,806

Economic Net Income (Loss)	$490,410	$(117,535)	$265,220	$85,668	$723,763

Segment Assets	$2,870,238	$1,940,925	$2,706,169	$986,624	$8,503,956

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes and Total Assets as of and for the year ended December 31, 2009:

	December 31, 2009 and the Year then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,791,569	$(17,870	)(a)	$1,773,699
Expenses	$1,067,806	$3,174,053	(b)	$4,241,859
Other Income	$—	$176,694	(c)	$176,694
Economic Net Income (Loss)	$723,763	$(3,015,229	)(d)	$(2,291,466)
Total Assets	$8,503,956	$905,068	(e)	$9,409,024

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2009

Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$14,870
Fund Expenses Added in Consolidation	10,441
Non-Controlling Interests in Income of Consolidated Entities	151,383

Total Consolidation Adjustments	$176,694

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Benefit for Taxes as reported in the Consolidated and Combined Statements of Operations consists of the following:

Year Ended December 31, 2009
Economic Net Income (Loss)	$723,763

Adjustments:
Amortization of Intangibles	(158,048)
IPO and Acquisition-Related Charges	(2,973,950)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	116,769

Total Adjustments	(3,015,229)

Income (Loss) Before Provision (Benefit) for Taxes	$(2,291,466)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments as of and for the year ended December 31, 2008:

	December 31, 2008 and the Year then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management Fees and Advisory Fees
Base Management Fees	$268,961	$295,921	$476,836	$—	$1,041,718
Advisory Fees	—	—	—	397,519	397,519
Transaction and Other Fees, Net	51,796	36,046	8,516	—	96,358
Management Fee Offsets	(4,862)	(4,969)	(6,606)	—	(16,437)

Total Management and Advisory Fees	315,895	326,998	478,746	397,519	1,519,158

Performance Fees and Allocations
Realized	(749)	24,681	15,081	—	39,013
Unrealized	(429,736)	(843,704)	(12,822)	—	(1,286,262)

Total Performance Fees and Allocations	(430,485)	(819,023)	2,259	—	(1,247,249)

Investment Income (Loss)
Realized	13,687	3,778	(82,142)	—	(64,677)
Unrealized	(196,200)	(238,650)	(257,084)	—	(691,934)

Total Investment Income (Loss)	(182,513)	(234,872)	(339,226)	—	(756,611)
Interest and Dividend Revenue	6,459	5,880	8,527	8,148	29,014
Other	4,474	3,008	1,214	4,899	13,595

Total Revenues	(286,170)	(718,009)	151,520	410,566	(442,093)

Expenses
Compensation and Benefits
Base Compensation	146,551	150,684	239,436	234,755	771,426
Performance Fee Related
Realized	(4,255)	1,090	8,162	—	4,997
Unrealized	(126,090)	(74,981)	(6,643)	—	(207,714)

Total Compensation and Benefits	16,206	76,793	240,955	234,755	568,709
Other Operating Expenses	90,130	55,782	106,027	67,277	319,216

Total Expenses	106,336	132,575	346,982	302,032	887,925

Economic Net Income (Loss)	$(392,506)	$(850,584)	$(195,462)	$108,534	$(1,330,018)

Segment Assets	$2,688,398	$1,753,009	$2,615,891	$550,215	$7,607,513

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes as of and for the year ended December 31, 2008:

	December 31, 2008 and the Year then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$(442,093)	$92,732	(a)	$(349,361)
Expenses	$887,925	$3,498,677	(b)	$4,386,602
Other Loss	$—	$(872,336	)(c)	$(872,336)
Economic Net Income (Loss)	$(1,330,018)	$(4,278,281	)(d)	$(5,608,299)
Total Assets	$7,607,513	$1,881,544	(e)	$9,489,057

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2008
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(105,418)
Fund Expenses Added in Consolidation	66,046
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(832,964)

Total Consolidation Adjustments	$(872,336)

(d)	The reconciliation of Economic Net Income to Income Before Provision for Taxes as reported in the Consolidated and Combined Statements of Operations consists of the following:

Year Ended December 31, 2008
Economic Net Income (Loss)	$(1,330,018)

Adjustments:
Amortization of Intangibles	(153,237)
IPO and Acquisition-Related Charges	(3,331,722)
Other Adjustments	(999)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	(792,323)

Total Adjustments	(4,278,281)

Income (Loss) Before Provision (Benefit) for Taxes	$(5,608,299)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated and combined assets.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments for the year ended December 31, 2007:

	December 31, 2007 and the Year then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Reportable Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$254,843	$233,072	$316,337	$—	$804,252
Advisory Fees	—	—	—	360,284	360,284
Transaction and Other Fees, Net	123,770	348,410	6,630	—	478,810
Management Fee Offsets	(10,734)	(11,717)	(33)	—	(22,484)

Total Management and Advisory Fees	367,879	569,765	322,934	360,284	1,620,862

Performance Fees and Allocations
Realized	574,274	326,514	154,028	—	1,054,816
Unrealized	(194,357)	297,437	2,952	—	106,032

Total Performance Fees and Allocations	379,917	623,951	156,980	—	1,160,848

Investment Income (Loss)
Realized	131,498	68,996	62,363	—	262,857
Unrealized	(16,166)	65,472	81,439	—	130,745

Total Investment Income (Loss)	115,332	134,468	143,802	—	393,602
Interest and Dividend Revenue	1,731	1,321	4,249	7,385	14,686
Other	470	38	31	(11)	528

Total Revenues	865,329	1,329,543	627,996	367,658	3,190,526

Expenses
Compensation and Benefits
Base Compensation	132,119	147,829	82,594	132,633	495,175
Performance Fee Related
Realized	14,534	8,560	68,109	—	91,203
Unrealized	(50,251)	(11,243)	(373)	—	(61,867)

Total Compensation and Benefits	96,402	145,146	150,330	132,633	524,511
Other Operating Expenses	78,473	54,829	74,728	39,037	247,067

Total Expenses	174,875	199,975	225,058	171,670	771,578

Economic Net Income	$690,454	$1,129,568	$402,938	$195,988	$2,418,948

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes for the year ended December 31, 2007:

	Year Ended December 31, 2007
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated and Combined
Revenues	$3,190,526	$(140,378	)(a)	$3,050,148
Expenses	$771,578	$1,993,266	(b)	$2,764,844
Other Income	$—	$5,423,132	(c)	$5,423,132
Economic Net Income	$2,418,948	$3,289,488	(d)	$5,708,436

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds to arrive at Blackstone consolidated and combined revenues which were eliminated in consolidation.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated and combined expenses.
(c)	The Other Income adjustment results from the following:

Year Ended December 31, 2007
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$131,978
Fund Expenses Added in Consolidation	151,919
Non-Controlling Interests in Income of Consolidated Entities	5,139,235

Total Consolidation Adjustments	$5,423,132

(d)	The reconciliation of Economic Net Income to Income Before Provision for Taxes as reported in the Consolidated and Combined Statements of Operations consists of the following:

Year Ended December 31, 2007
Economic Net Income and other	$2,418,948

Adjustments:
Amortization of Intangibles	(117,607)
IPO and Acquisition-Related Charges	(1,732,134)
Other Adjustments	(6)
Income Associated with Non-Controlling Interests in Income of Consolidated Entities	5,139,235

Total Adjustments	3,289,488

Income (Loss) Before Provision (Benefit) for Taxes	$5,708,436

20.	SUBSEQUENT EVENTS

There have been no events since December 31, 2009 that require recognition or disclosure in the Consolidated and Combined Financial Statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated and Combined Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$44,914	$406,416	$597,023	$725,346
Expenses	922,358	1,051,706	1,097,794	1,170,001
Other Income (Loss)	(34,763)	58,304	73,812	79,341

Income (Loss) Before Provision for Taxes	$(912,207)	$(586,986)	$(426,959)	$(365,314)

Net Income (Loss)	$(929,938)	$(597,871)	$(479,510)	$(383,377)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(231,574)	$(164,284)	$(176,183)	$(143,250)

Net Loss Per Common Unit – Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.84)	$(0.59)	$(0.59)	$(0.45)

Common Units Not Entitled to Priority Distributions	$(1.14)	$(0.90)	$(0.92)	$(0.76)

Priority Distributions Declared (a)	$—	$0.30	$0.30	$0.30

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$68,523	$353,652	$(160,254)	$(611,282)
Expenses	1,098,063	1,163,808	1,132,698	992,033
Other Income	(215,636)	189,678	(550,755)	(295,623)

Income (Loss) Before Provision for Taxes	(1,245,176)	(620,478)	(1,843,707)	(1,898,938)

Net Income (Loss)	$(1,254,157)	$(594,627)	$(1,822,345)	$(1,923,025)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(250,993)	$(156,531)	$(340,331)	$(415,177)

Net Loss Per Common Unit – Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.95)	$(0.60)	$(1.26)	$(1.51)

Common Units Not Entitled to Priority Distributions			$(1.56)	$(1.51)

Priority Distributions Declared (a)	$0.30	$0.30	$0.30	$0.30

(a)	Distributions declared reflects the calendar date of the declaration of each distribution.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2009
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$952,096	$—	$—	$952,096
Cash Held by Blackstone Funds and Other	—	86,084	—	86,084
Investments	2,772,489	999,792	(206,798)	3,565,483
Accounts Receivable	305,846	461	—	306,307
Due from Affiliates	735,471	64,384	(39,948)	759,907
Intangible Assets, Net	919,477	—	—	919,477
Goodwill	1,703,602	—	—	1,703,602
Other Assets	171,463	1,141	(48)	172,556
Deferred Tax Assets	943,512	—	—	943,512

Total Assets	$8,503,956	$1,151,862	$(246,794)	$9,409,024

Liabilities and Partners’ Capital
Loans Payable	$651,993	$5,630	$—	$657,623
Due to Affiliates	1,362,781	65,776	(18,491)	1,410,066
Accrued Compensation and Benefits	486,951	1,994	—	488,945
Accounts Payable, Accrued Expenses and Other Liabilities	235,673	94,688	(21,504)	308,857

Total Liabilities	2,737,398	168,088	(39,995)	2,865,491

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	526,311	526,311

Partners’ Capital
Partners’ Capital	3,376,707	733,110	(733,110)	3,376,707
Accumulated Other Comprehensive Income	2,420	—	—	2,420
Non-Controlling Interests in Consolidated Entities	289,619	250,664	—	540,283
Non-Controlling Interests in Blackstone Holdings	2,097,812	—	—	2,097,812

Total Partners’ Capital	5,766,558	983,774	(733,110)	6,017,222

Total Liabilities and Partners’ Capital	$8,503,956	$1,151,862	$(246,794)	$9,409,024

	December 31, 2008
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$503,737	$—	$—	$503,737
Cash Held by Blackstone Funds and Other	57,536	849,788	—	907,324
Investments	1,650,071	1,385,132	(204,261)	2,830,942
Accounts Receivable	309,201	2,866	—	312,067
Due from Affiliates	1,284,232	216	(196,144)	1,088,304
Intangible Assets, Net	1,077,526	—	—	1,077,526
Goodwill	1,703,602	—	—	1,703,602
Other Assets	176,030	48,728	(4,781)	219,977
Deferred Tax Assets	845,578	—	—	845,578

Total Assets	$7,607,513	$2,286,730	$(405,186)	$9,489,057

Liabilities and Partners’ Capital
Loans Payable	$387,000	$—	$—	$387,000
Due to Affiliates	1,064,980	362,526	(141,929)	1,285,577
Accrued Compensation and Benefits	410,593	2,866	—	413,459
Accounts Payable, Accrued Expenses and Other Liabilities	282,360	1,123,373	(121,157)	1,284,576

Total Liabilities	2,144,933	1,488,765	(263,086)	3,370,612

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	362,462	362,462

Partners’ Capital
Partners’ Capital	3,509,448	504,562	(504,562)	3,509,448
Accumulated Other Comprehensive Income	(291)	—	—	(291)
Non-Controlling Interests in Consolidated Entities	131,664	293,403	—	425,067
Non-Controlling Interests in Blackstone Holdings	1,821,759	—	—	1,821,759

Total Partners’ Capital	5,462,580	797,965	(504,562)	5,755,983

Total Liabilities and Partners’ Capital	$7,607,513	$2,286,730	$(405,186)	$9,489,057

(a)	The consolidated Blackstone Funds consisted of the following:

Blackstone Corporate Opportunities Master Fund L.P. *

Blackstone Distressed Securities Fund L.P.

Blackstone Employee Fund L.P. *

Blackstone Kailix Fund L.P. *

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

BTD CP Holdings, LP **

GSO Co-Investment Partners LLC **

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

The Asia Opportunities Fund L.P.

Private equity side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Real estate side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Mezzanine side-by-side, general partners’ and affiliated limited partners’ investment vehicles

* Consolidated as of December 31, 2008 only.

** Consolidated as of December 31, 2009 only.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2009 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2009, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	63	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	59	President, Chief Operating Officer and Director
J. Tomilson Hill	61	Vice Chairman and Director
Laurence A. Tosi	42	Chief Financial Officer
Robert L. Friedman	66	Chief Legal Officer
Sylvia F. Moss	67	Senior Managing Director—Administration
Joan Solotar	45	Senior Managing Director—Public Markets
Richard H. Jenrette	80	Director
Jay O. Light	68	Director
The Right Honorable Brian Mulroney	70	Director
William G. Parrett	64	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. Mr. Schwarzman is a founder of The Blackstone Group and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is Chairman of the Board of The John F. Kennedy Center for the Performing Arts. He is also a member of the Council on Foreign Relations, The Business Council and The Asia Society and is on the boards of various organizations, including The New York Public Library, The Frick Collection, the JPMorgan Chase National Advisory Board, The Partnership for New York City Board of Directors and the Advisory Board of the School of Economics and Management, Tsinghua University, Beijing.

Hamilton E. James is President, Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its Executive Board since the acquisition of Donaldson, Lufkin & Jenrette, or “DLJ,” by Credit Suisse First Boston in 2000. Prior to the acquisition of DLJ, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities and a member of its Board of Directors. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995 with responsibility for all of the firm’s investment banking, alternative asset management and emerging market sales and trading activities. Mr. James is a Director of Costco Wholesale Corporation and Swift River Investments, Inc., and has served on a number of other corporate boards. Mr. James is Chairman Emeritus of the Board of Trustees of American Ballet Theatre, Trustee and member of The Executive Committee of the Second Stage Theatre, Vice Chairman of Coldwater Conservations Fund, a Trustee of Woods Hole Oceanographic Institute and a Trustee of the Wildlife Conservation Society.

J. Tomilson Hill is President and Chief Executive Officer of Blackstone Alternative Asset Management (“BAAM”), a Vice Chairman of The Blackstone Group and a member of the board of directors of our general partner, Blackstone Group Management L.L.C. Mr. Hill previously served as Co-Head of the Corporate and Mergers and Acquisitions Advisory group before assuming his role as CEO of BAAM. In his current capacity,

Mr. Hill is responsible for overseeing the day-to-day activities of the group, including investment management, client relationships, marketing, operations and administration. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the Co-Founders of its Mergers & Acquisitions Department. After running the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-COO of Shearson Lehman Brothers Holding Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he chairs the Investment Committee and serves on the Council’s Board of Directors, and is a member of the Board of Directors of Lincoln Center Theater, where he is President and Chairman elect. Mr. Hill is Chairman of the Board of Trustees of the Smithsonian’s Hirshhorn Museum and Sculpture Garden. He serves on the Board of the Telluride Foundation, the Advantage Testing Foundation, and of Our Lady Queen of Angels School, a parochial school (K-8th grade) in Spanish Harlem. He is a member of the Board of Directors of OpenPeak Inc. and Advantage Testing, Inc.

Laurence A. Tosi is Chief Financial Officer of Blackstone. Before joining Blackstone in 2008, Mr. Tosi was a Managing Partner and the Chief Operating Officer for the Global Markets and Investment Banking Group of Merrill Lynch & Co., a position which he held since 2007. Mr. Tosi joined Merrill Lynch in 1999 and from 2004 through 2007 he was Senior Vice President, Finance Director and Principal Accounting Officer responsible for Merrill Lynch’s global finance organization, including worldwide accounting, regulatory reporting, budgeting and corporate business development. Mr. Tosi received a BA, a JD and an MBA from Georgetown University.

Robert L. Friedman is Chief Legal Officer of Blackstone. On joining Blackstone in 1999, Mr. Friedman worked primarily in our Private Equity segment and also participated in the work of our corporate and mergers and acquisitions advisory operation. In early 2003 he was appointed Chief Administrative Officer and Chief Legal Officer and he continues to participate in the work of our Private Equity segment and Financial Advisory segment. Before joining Blackstone, Mr. Friedman had been a partner with Simpson Thacher & Bartlett LLP for 25 years, where he was a senior member of that law firm’s mergers and acquisitions practice. At Simpson Thacher & Bartlett LLP, Mr. Friedman advised The Blackstone Group since we were founded in 1985. Mr. Friedman currently serves as a director of Axis Capital Holdings Limited, FGIC Corporation, TRW Automotive Holdings Corp. and The India Fund, Inc., and has served on a number of other boards. He is a member of the Board of Advisers of the Institute for Law and Economics of the University of Pennsylvania, a member of the Board of Visitors of Columbia College and a Trustee of The Nantucket Land Council, Chess-in-the-Schools and New Alternatives for Children, Inc.

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

Joan Solotar is Senior Managing Director—Public Markets at Blackstone. Ms. Solotar has management responsibility for shareholder relations and public affairs. She also guides the firm on analyzing strategic development opportunities and advises Blackstone fund portfolio companies on their positioning in the public equity markets. Before joining Blackstone in 2007, Ms Solotar was with Banc of America Securities where she was a Managing Director and Head of Equity Research. She started her career in equity research at The First Boston Corporation and prior to joining Bank of America was part of the financial services team at Donaldson, Lufkin & Jenrette and later with CSFB as a Managing Director. Ms. Solotar was ranked each year from 1995 to 2002 in the Brokers and Asset Management category on the Institutional Investor All-America Research Team, and consistently ranked highly in the Greenwich Survey of portfolio managers. She also served as Chairperson of the Research Committee for the Securities Industry Association. Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at New York University. She is currently on the Board of Directors of the East Harlem Tutorial Program.

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

Jay O. Light is a member of the board of directors of our general partner. Mr. Light was elected to the board of directors of our general partner effective September 18, 2008. Mr. Light is the Dean of Harvard Business School. Prior to becoming Dean in April 2006, Mr. Light was Senior Associate Dean, Chairman of the Finance Area, and a professor teaching Investment Management, Capital Markets, and Entrepreneurial Finance for 30 years. Mr. Light is a director of the Harvard Management Company, a director of Partners HealthCare (the Mass General and Brigham & Women’s Hospitals) and chairman of its Investment Committee, a member of the Investment Committee of several endowments, a director of several private firms, and an advisor/trustee to several corporate and institutional pools of capital. In prior years until 2008, Mr. Light was a Trustee of the GMO Trusts, a family of mutual funds for institutional investors.

The Right Honorable Brian Mulroney is a member of the board of directors of our general partner. Mr. Mulroney was elected to the board of directors of our general partner effective June 21, 2007. Mr. Mulroney is a senior partner and international business consultant for the Montreal law firm, Ogilvy Renault LLP/ S.E.N.C.R.C., s.r.l. Prior to joining Ogilvy Renault, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a member of the Board of Directors of Barrick Gold Corporation, Quebecor Inc., Independent News and Media, PLL, Said Holdings Limited; Quebecor Media Inc., the World Trade Center Memorial Foundation and Wyndham Worldwide Corporation. In prior years until 2009, Mr. Mulroney was a member of the Board of Directors of Archer Daniels Midland Company and Quebecor World Inc.

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is Chairman of the United States Council for International Business and on the executive committee of the International Chamber of Commerce. He is also Chairman of the Board of Trustees of United Way Worldwide and on the Board of Trustees of Carnegie Hall. Mr. Parrett also serves as a trustee of The Catholic University of America. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is on the audit committee of each of these companies as well as the compensation committee of Kodak and public policy committee of Thermo.

Board Composition

Our general partner seeks to ensure that the board of directors of our general partner is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the board of directors of our general partner, Mr. Schwarzman takes into account (a) minimum individual qualifications, such as strength of character, mature judgment, industry knowledge or experience and an ability to work collegially with the other members of the board of directors, and (b) all other factors he considers appropriate.

After conducting an initial evaluation of a candidate, Mr. Schwarzman will interview that candidate if he believes the candidate might be suitable to be a director and may also ask the candidate to meet with other directors and senior management. If, following such interview and any consultations with senior management, Mr. Schwarzman believes a candidate would be a valuable addition to the board of directors, he will appoint that individual to the board of directors of our general partner.

When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Partnership’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Mr. Jenrette, Mr. Schwarzman considered his extensive financial background and experience in a variety of senior leadership roles, including his roles at Donaldson, Lufkin & Jenrette, Inc. and The Equitable Companies Incorporated. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to accounting matters and his leadership role at Deloitte.

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

Meetings

During 2009, our board of directors had four regularly scheduled and special meetings, and our audit committee had eight meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2009, such persons complied with all such filing requirements, with the exception of a Form 4 filing on behalf of Ms. Sylvia F. Moss, Senior Managing Director—Administration of Blackstone, which reported late, due to administrative oversight, sales of our common units pursuant to a sales plan that was effectuated on each of 45 consecutive trading days.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program

The intellectual capital collectively possessed by our senior managing directors (including our named executive officers) and other employees is the most important asset of our firm. We invest in people. We hire qualified people, train them, encourage them to provide their best thinking to the firm for the benefit of the investors in our funds and our advisory clients, and compensate them in a manner designed to retain and motivate them and align their interests with those of the investors in the funds we manage and the clients we advise.

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (1) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works; (2) long-term carried interest tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility; (3) deferred equity awards reflecting the value of our common units; and (4) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and long-term carried interest or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash payments related to the performance of those carry fund operations and carried interest awards, while the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are a prescribed percentage of their annual cash payments under our Deferred Compensation Plan.

Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in participation in carried interest or deferred equity awards and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (that is, carried interest and deferred equity awards) should increase as an employee’s level of responsibility rises. In general, our named executive officers with the highest level of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that we accrue compensation for our Carry Plans (as defined below) as increases in the carrying value of the portfolio investments are recorded in our carry funds, we only actually make cash payments of carried interest to our employees when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Carry Plans entitle us to claw back carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to fund their potential future clawback obligations, all of which further discourages excessive risk-taking by our employees. In addition, and as noted below with respect to our named executive officers, the requirement that we have many of our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. Lastly, because our deferred equity awards have significant vesting provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common units.

We believe our current compensation and benefit allocations are best in class and are consistent with companies in the alternative asset management and financial advisory industries. We do not generally rely on compensation surveys or compensation consultants. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program, which reviews may in the future involve the assistance of independent consultants.

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage as we believe that it strengthens the alignment of interests among our executive officers and the investors in those investment funds. (See Item 13. “Certain Relationships, Related Person Transactions and Director Independence—Side-By-Side and Other Investment Transactions.”) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

We also require each of our named executive officers to hold at least 25% of their vested units through their employment with the firm and thereafter until the expiration of the covenants included in their respective non-competition and non-solicitation agreements, which are described below. We believe the continued ownership by our named executive officers of significant amounts of our equity through their direct and indirect interests in the Blackstone Holdings partnerships affords significant alignment of interests with our common unitholders.

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the table below (“named executive officers”) for 2009 were base compensation, which is comprised of salary, bonus and equity-based compensation, and performance fee compensation, which is comprised of carried interest and performance fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2009, which equals the total yearly partnership draws that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

2. Annual Cash Payments / Deferred Equity Awards. Since our initial public offering, Mr. Schwarzman has not received any compensation other than the $350,000 annual salary described above and the actual realized carried interest gain distributions he may receive in respect of his participation in the carried interest earned from our carry funds through our Carry Plans described below. We believe that having Mr. Schwarzman’s compensation largely based on ownership of a portion of the carried interest earned from our carry funds aligns his interests with those of the investors in our carry funds and our common unitholders.

Each of our named executive officers other than Mr. Schwarzman received annual cash payments in 2009 beyond their base salary. With the exception of Mr. Hill these cash payments include participation interests in the earnings of the firm’s various investment and advisory businesses. Indicative participation interests were disclosed to a named executive officer at the beginning of the relevant year and represent estimates of the expected percentage participation that such named executive officer may have in the relevant business unit(s)’ earnings. However, the ultimate cash payments paid to the named executive officer at the end of the year in respect of his participation interests were determined in the discretion of Mr. Schwarzman, in consultation with Mr. James, as described below. Mr. Hill, who has primary responsibility for BAAM, our funds of hedge funds operation, received cash payments that were based upon the performance of that business. We make annual cash payments in the first quarter of the ensuing year to reward individual performance for the prior year. Earnings are calculated based on the annual operating income of a business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by Mr. Schwarzman in his sole discretion. The ultimate cash payment amounts were based on (1) the prior and anticipated performance of the named executive officer; (2) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility; and (3) the estimated participation interests given to the officer at the beginning of the year. The ultimate cash payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation”.

Certain key personnel participate in our Deferred Compensation Plan. For 2009, Mr. Hill was the only named executive officer to participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for up to three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2009—Deferred Compensation Plan”.) Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our unitholders to do the same for our personnel. Mr. Hill received an equity award of 357,820 deferred restricted common units on January 14, 2010 in respect of his service in 2009 under the Deferred Compensation Plan, which was approximately equal to (and paid in lieu of) 40% of the annual cash payment that he would have otherwise been paid, as prescribed under the Deferred Compensation Plan described below. This award will be reflected in next year’s Grants of Plan-Based Awards table.

In addition, Mr. Tosi received a discretionary equity award of 50,000 deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2009—Deferred Compensation Plan”.) This award will also be reflected in next year’s Grants of Plan-Based Awards table.

3. Participation in Carried Interest. During 2009 all of our named executive officers other than Mr. Hill participated in the carried interest of our carry funds through their participation interests in the carry pools generated by the general partners of these funds. We refer to these carry pools and employee participation therein as our “Carry Plans”. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the carry funds, we believe this fosters a strong alignment of interests among the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest generated by our carry funds as compensation and accruals of this compensation expense are reflected as “All Other Compensation” in the Summary Compensation Table. To the extent there is a reduction of previously allocated and accrued carried interest, then such accruals are reversed and the compensation expense is decreased by the same amount. Actual carried interest cash distributions to our named executive officers and other employees who participate in our Carry Plans depends on the actual performance and timing of the cash realizations of the investments owned by the carry funds in which they participate.

The percentage participation of named executive officers in the carried interest varies by year, investment fund and, with respect to each carry fund, may vary by investment. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation was triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional 50%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced in the event a “clawback” obligation arises.

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

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our original co-founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Schwarzman Founding Member Agreement”.)

Determination of Incentive Compensation

As one of our original co-founders, Mr. Schwarzman sets his own compensation and makes all final determinations regarding each named executive officer’s compensation, based in large part on recommendations from Mr. James. For 2009, these decisions were based primarily on Mr. Schwarzman’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman, in consultation with Mr. James, relied upon his judgment to determine the ultimate amount of a named executive officer’s annual cash payment and participation in carried interest that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations include: prior and anticipated performance compared to the operational and strategic goals established for the named executive officer; nature, scope and level of responsibilities; the compensation of individuals with similar responsibilities at comparable firms; and contribution to the firm’s commitment to create and maintain a fiduciary culture in which the interests of the investors in our funds and the objectives of our advisory clients are paramount. For 2009, Mr. Schwarzman, in consultation with Mr. James, also considered each named executive officer’s prior-year annual cash payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of carried interest through participation in our Carry Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2009—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee. The executive committee of the board of directors identified below has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

Stephen A. Schwarzman, Chairman

Hamilton E. James

J. Tomilson Hill

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our co-founder Mr. Schwarzman makes all such compensation determinations in consultation with Mr. James. For a description of certain transactions between us and Mr. Schwarzman, see “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2009, for services rendered to us during 2009, 2008 and 2007. These individuals are referred to as our named executive officers in this annual report.

Prior to our June 2007 initial public offering, our named executive officers and our other senior managing directors did not receive any salary or “bonus” and instead received only distributions in respect of their ownership interests in our businesses, which distributions were based on their respective percentage interests in the profits of our firm and in respect of their allocated shares of the carried interest or incentive fees payable in respect of our investment funds. These distributions are not reflected as compensation in the table below. Accordingly, because our initial public offering was in June 2007, the amounts indicated in the table below for 2007 only reflect paid salary for the approximate six-month period following our initial public offering.

As part of the reorganization we effected prior to our June 2007 initial public offering (our “IPO”), each of the named executive officers (other than Mr. Tosi, who joined us in September 2008) contributed to Blackstone Holdings their interests in the entities comprising our business and in return received Blackstone Holdings Partnership Units. The aggregate grant date fair value of the total amount of Blackstone Holdings Partnership Units that each of those named executive officers received in 2007 has been recognized as an expense for financial statement reporting purposes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). There are additional contractual arrangements we entered into with our named executive officers at the time of our IPO and thereafter, including a Tax Receivable Agreement, that relate to payments to our named executive officers that are not compensatory and are described in “Item 13. Certain Relationships, Related Transactions and Director Independence.”

Name and Principal Position	Year	Salary (1)	Bonus		Stock Awards (2)	All Other Compensation (3)	Total
Stephen A. Schwarzman, Chairman and Chief Executive Officer	2009	$350,000	$—		$—	$(759,217)	$(409,217)
	2008	$350,000	$—		$—	$2,297,632	$2,647,632
	2007	$175,000	$—		$7,813,092,936	$179,482	$7,813,447,418

Hamilton E. James, President and Chief Operating Officer	2009	$350,000	$19,450,000		$—	$(784,768)	$19,015,232
	2008	$350,000	$15,376,960		$—	$1,683,619	$17,410,579
	2007	$175,000	$16,382,911		$1,630,508,922	$56,778 (4)	$1,647,123,611

J. Tomilson Hill, Vice Chairman	2009	$350,000	$6,057,500	*	$4,499,392	$—	$10,906,892
	2008	$350,000	$5,350,000	**	$3,213,475	$—	$8,913,475
	2007	$175,000	$15,825,000		$556,603,047	$—	$572,603,047

Laurence A. Tosi, Chief Financial Officer	2009	$350,000	$3,650,000		$608,064	$46,425	$4,654,489
	2008	$116,666	$3,383,334		$12,379,768	$—	$15,879,768

Robert L. Friedman Chief Legal Officer	2009	$350,000	$3,150,000		$—	$(172,494)	$3,327,506
	2008	$350,000	$4,006,766		$—	$309,316	$4,666,082
	2007	$175,000	$3,599,525		$235,546,308	$13,498	$239,334,331

*	Amount of bonus after deferral of $4,092,500 pursuant to the Deferred Compensation Plan.
**	Amount of bonus after deferral of $3,800,000 pursuant to the Deferred Compensation Plan.
(1)	The salaries for 2007 shown represent payments of base salary for the period following the initial public offering.
(2)

The reference to “stock” in this table refers to Blackstone Holdings Partnership Units or deferred restricted common units. Amounts for 2009, 2008 and 2007 represent the grant date fair value of stock awards granted in a given year, computed in accordance with ASC Topic 718. The stock awards reported in 2007 represent the aggregate grant date fair value of unvested Blackstone Holdings Partnership Units received by the named executive officers as part of the reorganization prior to our IPO computed in accordance with ASC Topic 718. The grant date fair value of each of those Blackstone Holdings Partnership Units granted in 2007 was $31 per unit (as required for GAAP reporting purposes) in contrast to the much lower trading prices for such units in 2009 ($13.12 per unit at December 31, 2009).

(3)	Amounts included for 2009, 2008 and 2007 represent an amount of compensation expense (positive or negative) recorded by us on an accrual basis in respect of carried interest allocations relating to our Carry Plans to the named executive officers in 2009, 2008 and, in 2007, for the period subsequent to our June 2007 initial public offering. These amounts do not reflect actual cash carried interest distributions to the named executive officers during such periods relating to our Carry Plans. For GAAP reporting purposes, these amounts are classified as compensation expense due to the accrual of carried interest related to unrealized investments as of the last day of the relevant period as if the investments in the funds generating such carried interest were realized as of the last day of the relevant period. Compensation expense may also be negative in the event of a reversal of previously allocated carried interest to certain personnel due to negative adjustments in the fair value of certain portfolio investments. The ultimate amount of actual carried interest distributions that may be generated in connection with such investments and subsequently distributed to our named executive officers may be more or less than the amounts indicated and is not knowable at this time. For the periods presented, perquisites and other personal benefits to the named executive officers were less than $10,000 and therefore information regarding perquisites and other personal benefits has not been included. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and he bears the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no compensation expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above, and accordingly the amounts reflected as “All Other Compensation” in the table above solely reflect compensation expense recorded by us in respect of carried interest allocations for these named executive officers in 2009, 2008 and, in 2007, for the period subsequent to our June 2007 initial public offering.

During 2009, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $7.8 million to Mr. Schwarzman, $0.2 million to Mr. James, $0.8 million to Mr. Hill, $0.0 million to Mr. Friedman, and $0.0 million to Mr. Tosi. Cash distributions to our named executive officers during 2008 in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $0.3 million to Mr. Schwarzman, $0.1 million to Mr. James, $0.0 million to Mr. Hill, and $0.0 million to Mr. Friedman. Cash distributions to our named executive officers in respect of the period January 1 through June 21, 2007 were $309.6 million to Mr. Schwarzman, $74.2 million to Mr. James, $25.7 million to Mr. Hill and $16.6 million to Mr. Friedman. During the period from June 22, 2007 through December 31, 2007, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $40.6 million to Mr. Schwarzman, $7.7 million to Mr. James, $4.4 million to Mr. Hill, and $2.6 million to Mr. Friedman.

Grants of Plan-Based Awards in 2009

The following table provides information concerning unit awards granted in 2009 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards (1)
Stephen A. Schwarzman		—	$—
Hamilton E. James		—	$—
J. Tomilson Hill	1/15/2009	109,039	$518,399
Laurence A. Tosi (2)	1/15/2009	699,845	$3,737,172
Robert L. Friedman		—	$—

(1)	The references to “stock” or “shares” in this table refer to deferred Blackstone Holdings Partnership Units or our deferred restricted common units.
(2)	Represents deferred restricted Blackstone Holdings Partnership Units granted under The Blackstone Group L.P. 2007 Equity Incentive Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2009

Terms of Blackstone Holdings Partnership Units

Our pre-IPO owners, including our named executive officers, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for our common units as described under “Item 13. Certain Relationships, Related Transactions and Director Independence—Exchange Agreement” below.

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Mr. Tosi) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of our other named executive officers in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to the named executive officer’s continued employment, in installments on each anniversary of our initial public offering over up to eight years (five years in Mr. Friedman’s case). All of the Blackstone Holdings Partnership Units received by these named executive officers in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan are subject to the following vesting terms: (1) 100% of the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) will vest on the fifth anniversary of the commencement date of his service with the firm and (2) the deferred restricted Blackstone Holdings Partnership Units underlying the make-whole grant (338,381 units) will vest annually in varying increments over a four-year period. The 50,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2010 under the 2007 Equity Incentive Plan will vest ratably over five years on each anniversary of the grant date.

Each named executive officer will forfeit all unvested partnership units once he is no longer in our employ, subject to our retirement provisions which would generally enable a named executive officer to vest in 50% of the then remaining unvested units in respect of a qualifying retirement. See “Item 11. Executive Compensation—Non-Compensated and Non-Solicitation Agreements—Retirement.” A named executive officer who leaves our firm to accept specified types of positions in government service after June 30, 2010 will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units that are unvested will automatically be deemed vested as of immediately prior to such change in control.

All vested and unvested Blackstone Holdings Partnership Units (and our common units received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event he materially breaches any of his restrictive covenants set forth in the non-competition and non-solicitation agreement outlined under “Non-Competition and Non-Solicitation Agreements” or his service is terminated for cause.

All of the Blackstone Holdings Partnership Units received by our named executive officers that were subject to vesting are reflected as “Stock Awards” in the Summary Compensation Table for the year in which received because we must account for such units as compensation expense for financial statement reporting purposes.

All of our named executive officers are subject to the following minimum retained ownership requirements and transfer restrictions in respect of all Blackstone Holdings Partnership Units received by them as part of the reorganization or deferred restricted Blackstone Holdings Partnership Units or our deferred restricted common units received by them under the 2007 Equity Incentive Plan. We refer to these Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units as “subject units.”

Minimum Retained Ownership Requirements. While employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested subject units received by him or her. The requirement that one continue to hold at least 25% of vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion. Subject units held by current and future personal planning vehicles beneficially owned by the families of a named executive officer are not deemed to be owned by these individuals for purposes of such minimum retained ownership requirements. Each of our named executive officers is in compliance with these minimum retained ownership requirements.

Transfer Restrictions. The subject units owned by a named executive officer are subject to the following transfer restrictions, which we may waive in whole or in part from time to time:

•

No more than one-third of the vested subject units held by Mr. Schwarzman were permitted to be transferred until June 21, 2009, at which time two-thirds of the vested subject units became transferable (less any vested subject units transferred prior to June 21, 2009) and 100% of the vested subject units will be transferable after June 21, 2010.

•

No more than one-third of the vested subject units held by our other named executive officers (other than Mr. Tosi) were permitted to be transferred until June 21, 2009, at which time two-thirds of the vested subject units became transferable (less any vested subject units transferred prior to June 21, 2009) and 100% of the vested subject units will be transferable after June 21, 2010.

•

No more than one-third of the vested subject units held by Mr. Tosi were permitted to be transferred until September 2, 2009, at which time two-thirds of the vested subject units became transferable (less any vested subject units transferred prior to September 2, 2009) and 100% of the vested subject units will be transferable after September 2, 2010.

Notwithstanding the foregoing, none of our named executive officers may transfer subject units at any time prior to December 31, 2010 other than pursuant to transactions or programs approved by our general partner.

The foregoing transfer restrictions apply to sales, pledges of subject units, grants of options, rights or warrants to purchase subject units or swaps or other arrangements that transfer to another, in whole or in part, any of the economic consequences of ownership of the subject units other than as approved by our general partner. We expect that our general partner will approve pledges or transfers to personal planning vehicles beneficially owned by the families of our pre-IPO owners and charitable gifts, provided that the pledgee, transferee or donee agrees to be subject to the same transfer restrictions (except as specified above with respect to Mr. Schwarzman). Transfers to Blackstone are also exempt from the transfer restrictions.

The minimum retained ownership requirements and transfer restrictions set forth above will continue to apply generally for one year following the termination of employment of a named executive officer other than Mr. Schwarzman for any reason, except that the transfer restrictions set forth above will lapse upon death or permanent disability. All of the foregoing transfer restrictions will lapse in the event of a change in control (as defined above).

The Blackstone Holdings Partnership Units received by other Blackstone personnel in the reorganization and pursuant to the 2007 Equity Incentive Plan are also generally subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to our named executive officers other than Mr. Schwarzman, although non-senior managing directors are also generally subject to vesting in respect of a portion of the Blackstone Holdings Partnership Units received by such personnel in the reorganization in exchange for their interests in carried interest and are not subject to the additional restriction on any transfers prior to December 31, 2010 without our consent.

Schwarzman Founding Member Agreement

Upon the consummation of our initial public offering, we entered into a founding member agreement with Mr. Schwarzman. Mr. Schwarzman’s agreement provides that he will remain our Chairman and Chief Executive Officer while continuing service with us and requires him to give us six months’ prior written notice of intent to terminate service with us. The agreement provides that following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including that he will be permitted until the third anniversary of his retirement date to retain his current office and will be provided with a car and driver. Commencing on the third anniversary of his retirement date and continuing until the tenth anniversary thereof, we will provide him with an appropriate office if he so requests. Additionally, Mr. Schwarzman will be provided with an assistant and access to office services during the ten-year period following his retirement date.

Mr. Schwarzman will also continue to receive health benefits following his retirement until his death, subject to his continuing payment of the related health insurance premiums consistent with current policies. Additionally, before his retirement and during the ten-year period thereafter, Mr. Schwarzman and any foundations he may establish may continue to invest in our investment funds on a basis generally consistent with that of other partners.

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our co-founder and Mr. Tosi. Senior managing directors who have joined the firm after our initial public offering

(including Mr. Tosi) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion except that Mr. Tosi’s agreement provided guaranteed compensation for 2008 which is described below under “—Senior Managing Director Agreement with Mr. Tosi”. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “Non-Competition and Non-Solicitation Agreements” below).

Senior Managing Director Agreement with Mr. Tosi

In connection with the commencement of Mr. Tosi’s employment with us in September 2008, we entered into a senior managing director agreement with him that included specific compensation terms. Those terms included his entitlement to specified guaranteed compensation in respect of his service for the firm in 2008 if he continued to be a senior managing director with the firm on December 31, 2008. Under the employment agreement he was entitled to a guaranteed minimum aggregate cash compensation of $3.5 million for 2008 (which included the pro rated amount of his base salary and his annual guaranteed cash payment), which was paid to him in 2009 when annual cash payments were generally made to senior managing directors. In addition, he received three awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. The first award was a sign-on grant of 155,764 Blackstone Holdings Partnership Units, which was granted soon after the commencement of his employment with us. The second grant was a “make-whole” payment of 338,381 Blackstone Holdings Partnership Units, representing the value of compensation-related items from Merrill Lynch & Co., Inc. that Mr. Tosi forfeited as a result of his departure from that firm, which was granted soon after the commencement of his employment with the firm. The third grant of 699,845 Blackstone Holdings Partnership Units was in respect of a guaranteed equity grant for 2008 that was awarded on January 15, 2009. The unvested portion of Mr. Tosi’s equity-based awards will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (1) his service with us is terminated by us without cause or as a result of his death or permanent disability or (2) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Tosi is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Tosi will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Tosi has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors.

Deferred Compensation Plan

In 2007, we established our Deferred Compensation Plan for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. In respect of the deferred portion of his or her annual cash payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under The Blackstone Group L.P. 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash payment which is deferred under the plan depends on the total amount of such participant’s annual cash payment and is calculated on the basis set forth in the following table:

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

Generally, deferral units are delivered in three equal installments over a three-year period (with no partial-year delivery). The entire premium portion of such deferral units vests at the end of such three-year period. The delivery of the deferral units is subject to the participant not violating any of the provisions of his or her employment agreement, including certain restrictive covenants such as non-competition following termination of employment. The vesting of the premium portion of a participant’s deferral units is subject to continued employment of such participant through the end of the three-year vesting date, subject to specified exceptions.

On November 5, 2009, we amended the Deferred Compensation Plan to, among other things: (1) provide that deferred compensation payments to participating employees and senior managing directors generally would be satisfied by a delivery of our common units; (2) delay the delivery of our common units (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations; and (3) ensure compliance with deferred compensation taxation rules.

Mr. Hill was our only named executive officer who participated in our Deferred Compensation Plan in 2009, but additional named executive officers may participate in 2010 or subsequent years.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2009.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Stephen A. Schwarzman	76,984,921	$1,010,042,164
Hamilton E. James	24,669,198	$323,659,878
J. Tomilson Hill	8,833,889	$115,900,624
Laurence A. Tosi	1,138,292	$14,934,391
Robert L. Friedman	2,016,382	$26,454,932

(1)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(2)	The dollar amounts shown under this column were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units or our common units held by the named executive officer by the closing market price of $13.12 per Blackstone common unit on December 31, 2009.

Option Exercises and Stock Vested in 2009

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2009.

	Stock Awards (1)
Name	Vest Date	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Stephen A. Schwarzman	6/21/2009	38,492,461	$458,830,135
Hamilton E. James	6/21/2009	4,111,534	$49,009,485
J. Tomilson Hill	6/21/2009	1,363,276	$16,250,250
Laurence A. Tosi	1/15/2009	55,698	$297,427
Robert L. Friedman	6/21/2009	672,129	$8,011,778

(1)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(2)	The value realized on vesting is based on the closing market prices of our common units of $5.34 on January 15, 2009 and $11.92 on June 21, 2009, depending on the day of vesting.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested Blackstone Holdings Partnership Units or our common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Upon such a change of control or a termination of employment, each of our named executive officers would vest in the following numbers of Blackstone Holdings Partnership Units or our common units, having the following values based on our closing market price of $13.12 per Blackstone common unit on December 31, 2009: Mr. Schwarzman – 76,984,921 units with a value of $1,010,042,164; Mr. James – 24,669,198 units with a value of $323,659,878; Mr. Hill – 8,833,889 units with a value of $115,900,624; Mr. Tosi – 1,138,292 units with a value of $14,934,391 and Mr. Friedman – 2,016,382 units with a value of $26,454,932.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, such named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Such unvested portion of carried interest has already been reflected under the column “All Other Compensation” in the Summary Compensation Table included above. In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2009—Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2009, the aggregate present value of these expected costs were $0.6 million, for which $0.3 million, $0.2 million and $0.1 million were expensed in each of the years ended December 31, 2009, 2008 and 2007, respectively.

Non-Competition and Non-Solicitation Agreements

Upon the consummation of our initial public offering, we entered into a non-competition and non-solicitation agreement with each of our co-founders, our other senior managing directors, most of our other professional employees and specified senior administrative personnel to whom we refer collectively as “Contracting Employees”. Contracting Employees who have joined the firm after our initial public offering, such as Mr. Tosi, have also executed non-competition and non-solicitation agreements. The following are descriptions of the material terms of each such non-competition and non-solicitation agreement. With the exception of the few differences noted in the description below, the terms of each non-competition and non-solicitation agreement are generally in relevant part similar.

Full-Time Commitment. Each Contracting Employee agrees to devote substantially all of his or her business time, skill, energies and attention to his or her responsibilities at Blackstone in a diligent manner. Our co-founder Mr. Schwarzman has agreed that our business will be his principal business pursuit and that he will devote such time and attention to the business of the firm as may be reasonably requested by us.

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

Garden Leave. Upon his or her voluntary departure from our firm, a Contracting Employee is required to take a prescribed period of “garden leave”. The period of garden leave is 90 days for our non-founding senior managing directors and between 30 and 60 days for all other Contracting Employees. During this period the Contracting Employee will continue to receive some of his or her Blackstone compensation and benefits, but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Employee will run coterminously with the non-competition Restricted Period that applies to him or her as described below. Our co-founder Mr. Schwarzman is subject to non-competition covenants but not garden leave requirements.

Non-Competition. During the term of employment of each Contracting Employee, and during the Restricted Period (as such term is defined below) immediately thereafter, he or she will not, directly or indirectly:

•	engage in any business activity in which we operate, including any competitive business;

•	render any services to any competitive business; or

•	acquire a financial interest in or become actively involved with any competitive business (other than as a passive investor holding minimal percentages of the stock of public companies).

“Competitive business” means any business that competes, during the term of employment through the date of termination, with our business, including any businesses that we are actively considering conducting at the time of the Contracting Employee’s termination of employment, so long as he or she knows or reasonably should have known about such plans, in any geographical or market area where we or our affiliates provide our products or services.

Non-Solicitation. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, he or she will not, directly or indirectly, in any manner solicit any of our employees to leave their employment with us, or hire any such employee who was employed by us as of the date of his or her termination or who left employment with us within one year prior to or after the date of his or her termination. Additionally, each Contracting Employee may not solicit or encourage to cease to work with us any consultant or senior advisers that he or she knows or should know is under contract with us.

In addition, during the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, he or she will not, directly or indirectly, in any manner solicit the business of any client or prospective client of ours with whom he or she, employees reporting to him or her, or anyone whom he or she had direct or indirect responsibility over had personal contact or dealings on our behalf during the three-year period immediately preceding his or her termination. Contracting Employees who are employed in our asset management businesses are subject to a similar non-solicitation covenant with respect to investors and prospective investors in our investment funds.

Non-Interference and Non-Disparagement. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, he or she may not interfere with business relationships between us and any of our clients, customers, suppliers or partners. Each Contracting Employee is also prohibited from disparaging us in any way.

Restricted Period. For purposes of the foregoing covenants, the “Restricted Period” will be defined to be:

Covenant	Stephen A. Schwarzman	Other Senior Managing Directors	Other Contracting Employees
Non-competition	The later of June 21, 2011 or two years after termination of employment.	The later of June 21, 2009 or one year (six months for senior managing directors who are eligible to retire, as defined below) after termination of employment.	The later of between six months and one year after June 21, 2007 or between 90 days and six months after termination of employment.

Non-solicitation of Blackstone employees	The later of June 21, 2011 or two years after termination of employment.	The later of June 21, 2009 or two years after termination of employment.	Generally the later of between one and two years after June 21, 2007 or between six months and one year after termination of employment.

Non-solicitation of Blackstone clients or investors	The later of June 21, 2011 or two years after termination of employment.	The later of June 21, 2009 or one year after termination of employment.	Generally the later of June 21, 2008 or between six months and one year after termination of employment.

Non-interference with business relationships	The later of June 21, 2011 or two years after termination of employment.	The later of June 21, 2009 or one year after termination of employment.	Generally the later of June 21, 2008 or between six months and one year after termination of employment.

Retirement. Blackstone personnel are eligible to retire if they have satisfied either of the following tests: (1) one has reached the age of 65 and has at least five full years of service with our firm; or (2) one has reached the age of 50 and has at least five full years of service with our firm and the sum of his or her age plus years of service with our firm totals at least 65.

Intellectual Property. Each Contracting Employee is subject to customary intellectual property covenants with respect to works created, invented, designed or developed by him or her that are relevant to or implicated by his or her employment with us.

Specific Performance. In the case of any breach of the confidentiality, non-competition, non-solicitation, non-interference, non-disparagement or intellectual property provisions by a Contracting Employee, the breaching individual agrees that we will be entitled to seek equitable relief in the form of specific performance, restraining orders, injunctions or other equitable remedies.

Director Compensation in 2009

No additional remuneration is paid to our employees for service as a director of our general partner. Each non-employee director received an annual cash retainer of $100,000 during 2009. For 2010 and each year thereafter we have determined to pay each non-employee director an annual cash retainer of $150,000 and an additional $15,000 annual cash retainer to the Chairman of the Audit Committee. In addition, each non-employee director may receive equity awards from time to time. Each of Mr. Mulroney and Mr. Parrett was granted 10,000 of our deferred restricted common units under our 2007 Equity Incentive Plan upon his appointment as a director on varying dates in 2007 and was granted an additional 5,000 deferred restricted common units under our 2007 Equity Incentive Plan on August 6, 2008. In September 2008, each of Messrs. Jenrette and Light was granted 15,000 deferred restricted common units under our 2007 Equity Incentive Plan in respect of his appointment as a director. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our co-founder following his review of directors’ compensation paid by comparable companies.

The following table provides the compensation for our non-employee directors for 2009.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
The Right Honorable Brian Mulroney	$100,000	—	$100,000
William G. Parrett	$100,000	—	$100,000
Richard Jenrette	$100,000	—	$100,000
Jay O. Light	$100,000	—	$100,000

(1)	The references to “stock” in this table refer to our deferred restricted common units. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, in equal installments on each of the first, second and third anniversaries of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 19, 2010 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 19, 2009. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P. 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Investment Funds Managed by Affiliates of AXA Financial, Inc. (2)	27,876,837	14%	—	—

Directors and Executive Officers:
Stephen A. Schwarzman (3)(4)	—	—	233,421,689	30%
Hamilton E. James (4)	—	—	47,916,627	6%
J. Tomilson Hill (4)	181,732	*	17,918,320	2%
Laurence A. Tosi	—	—	191,013	*
Robert L. Friedman	—	—	7,585,574	*
The Right Honorable Brian Mulroney	110,000	*	—	—
William G. Parrett	36,001	*	—	—
Richard Jenrette	5,000	*	—	—
Jay O. Light	5,000	*	—	—
All executive officers and directors as a group (11 persons)	357,733	*	307,977,808	40%

*	Less than one percent
(1)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(2)	Reflects units beneficially owned by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA and AXA Financial, Inc. as of December 31, 2009 based on the Schedule 13G filed by such entities as joint reporting persons. Based on their Schedule 13G, 29,000 of those units are held by AXA Investment Managers Paris solely for investment purposes, 50 of those units are held by AXA Investment Managers UK Ltd solely for investment purposes, 27,405,385 of those units are held by AllianceBernstein L.P. solely for investment purposes on behalf of client discretionary investment advisory accounts, and 442,402 of those units are held by AXA Equitable Life Insurance Company solely for investment purposes. The address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 26, rue Drouot, 75009 Paris, France; the address of AXA is 25, Avenue Matignon, 75008 Paris, France; and the address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

(3)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly-owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners that our co-founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners. If Blackstone Partners directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(4)	The Blackstone Holdings Partnership Units shown in the table above for each of the named executive officers include (1) the following units held for the benefit of family members with respect to which the named executive officer disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee; Mr. James – 7,723,795 units held in a trust for which Mr. James and his brother are trustees with investment power; Mr. Hill – 6,412,296 units held in various trusts for which Mr. Hill’s spouse is the investment trustee; and Mr. Friedman – 2,130,462 units held in various trusts for which certain members of Mr. Friedman’s family are the investment trustees and 532,431 units held in a limited liability company for which Mr. Friedman’s spouse is the managing member; and (2) the following units held in grantor retained annuity trusts for which the named executive officer is the investment trustee: Mr. Schwarzman – 8,533,332 units; and Mr. Hill – 1,500,000 units. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment power.

In addition, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 109,083,468 of our non-voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under Blackstone’s 2007 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (1)) (2)
Equity Compensation Plans Approved by Security Holders	45,220,255	—	153,102,656
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	45,220,255	—	153,102,656

(1)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the Equity Plan as of December 31, 2009.

(2)	The aggregate number of our common units and Blackstone Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the Equity Plan as of such date (unless the administrator of the Equity Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2010, pursuant to this formula, 162,126,007 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2009, were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Tax Receivable Agreements

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly-owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Blackstone’s wholly-owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. Certain subsidiaries of The Blackstone Group L.P. which are corporate taxpayers have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by the corporate taxpayers to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayers and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $830.5 million over the next 15 years. The present value of these estimated payments totals $228.6 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of

Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2009, payments totaling $4,076,382 were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2008 taxable year. Those payments included payments of $1,080,470 to Stephen A. Schwarzman and an investment vehicle controlled by a relative of Mr. Schwarzman; and $76,013 to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee.

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

See “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2009—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “—Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Our Co-Founder’s Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly-own an airplane and have a partial interest in a helicopter that we use for business purposes in the course of our operations. Mr. Schwarzman paid for the ownership interests in these aircraft himself and bore all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to affiliates of Mr. Schwarzman for such use were based on current market rates for chartering private aircraft. We paid $2.1 million to Mr. Schwarzman’s affiliates in 2009 for the use of his airplane and we paid $0.3 million to Mr. Schwarzman’s affiliates in 2009 for the use of the helicopter.

Expense Reimbursements

Since filing our registration statement relating to our IPO, we have not incurred for or advanced funds to any named executive officer or member of the board of directors for any material personal related expenses.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our funds of hedge funds and credit-oriented funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. None of our directors or executive officers received net distributions from Blackstone-managed investment vehicles during the year ended December 31, 2009, except for (1) Mr. Schwarzman (and certain investment trusts controlled by him) who received net distributions of $13,365,702 relating to his personal investments in Blackstone-managed investment funds; (2) Mr. James (and certain investment trusts controlled by him) who received net distributions of $2,852,948 relating to his personal investments in Blackstone-managed investment funds; (3) Mr. Hill (and an investment trust controlled by him) who received net distributions of $679,469 relating to his personal investments in Blackstone-managed investment funds; (4) Mr. Mulroney who received net distributions of $86,097 relating to his personal investments in Blackstone managed investment funds; and (5) Ms. Solotar who received net distributions of $18,032 relating to her personal investments in Blackstone managed investment funds.

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

Indemnification of Directors and Officers

Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: our general partner; any departing general partner; any person who is or was an affiliate of a general partner or any departing general partner; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the general partner or any departing general partner or any affiliate of ours or our subsidiaries, the general partner or any departing general partner; any person who is or was serving at the request of a general partner or any departing general partner or any affiliate of a general partner or any departing general partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or any person designated by our general partner. We have agreed to provide this indemnification to the extent such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the partnership, and with respect to any alleged conduct resulting in a criminal proceeding against such person, to deny indemnification if such person had reasonable cause to believe that his or her conduct was unlawful. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable it to effectuate indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

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

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, four of the seven members of our general partner’s board of directors satisfy the independence and financial literacy requirements of the NYSE and the SEC. These directors are Messrs. Jenrette, Light, Mulroney and Parrett. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on February 22, 2010 that the independent directors have no material relationship with us or our general partner. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$14,747	(a)	$16,293	(c)	$—
Audit-Related Fees	$—		$100	(c)	$7,615	(d)
Tax Fees	$1,000	(b)	$25,776	(c)	$3,077	(d)
Other	$—		$—		$650	(e)

	Year Ended December 31, 2008
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$18,673	(a)	$17,095	(c)	$—
Audit-Related Fees	$—		$40	(c)	$28,154	(d)
Tax Fees	$1,000	(b)	$24,205	(c)	$13,316	(d)

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)	The Deloitte Entities also provide audit and tax services to certain private equity and real estate investment funds and other entities managed by Blackstone in its capacity as the general partner. The tax services provided consist primarily of tax compliance and related services.

(d)	Audit-Related Fees included assurances, merger and acquisition due diligence services provided in connection with acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.
(e)	Consists of certain project management and readiness services provided in connection with the acquisition of portfolio companies for investment purposes.

Our audit committee charter, which is available on our website at www.blackstone.com under “Investor Relations”, requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax and Other categories above were approved by the audit committee.

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

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

Exhibit Number	Exhibit Description
10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6	Exchange Agreement, dated as of June 18, 2007, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings V L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.8+	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.9+	The Blackstone Group L.P. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33551) filed with the SEC on March 11, 2008).

10.10+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.12+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.13+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.14+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.15+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.16	Credit Agreement dated as of May 12, 2008 among Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.17	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.18	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investment Ltd., amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

10.19+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.20.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.21+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.21.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.27+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.27.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.28	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.29+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.30+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.31+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.32+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.33+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description
10.37+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.38+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.39+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.40	Credit Agreement dated as of May 5, 2009 among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, and Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, as Syndication Agent (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement Dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.42+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement Dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.44+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership Dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.45+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.46+	The Blackstone Group L.P. Amended and Restated Bonus Deferral Plan Effective November 5, 2009 (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.47*	Blackstone Management Partners IV L.L.C. and 113CS, LLC Aircraft Time Sharing Agreement dated as of February 24, 2010.

21.1*	Subsidiaries of the Registrant.

Exhibit Number	Exhibit Description
23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Statement of Financial Condition of Blackstone Group Management L.L.C. as of December 31, 2009 and Independent Auditors’ Report.

*	Filed herewith.
+	Management contract or compensating plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its general partner

/s/ Laurence A. Tosi
	Name:	Laurence A. Tosi
	Title:	Chief Financial Officer

Pursuant to the requirements of the Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 26th day of February, 2010.

Signature	Title
/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Hamilton E. James Hamilton E. James	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Richard Jenrette Richard Jenrette	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ William G. Parrett William G. Parrett	Director

/s/ Laurence A. Tosi Laurence A. Tosi	Chief Financial Officer (Principal Financial Officer)

/s/ Kathleen Skero Kathleen Skero	Principal Accounting Officer (Principal Accounting Officer)