Form 10-Q
period 2010-03-31
Blackstone Group L.P.
filed 2010-05-10
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 30, 2010 was 238,179,676. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 30, 2010 was 109,083,468.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

i

In this report, references to “Blackstone,” the “Partnership”, “we,” “us” or “our” refer (1) prior to the consummation of our reorganization into a holding partnership structure in June 2007 as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Transactions — Reorganization”, to Blackstone Group, which comprised certain consolidated and combined entities historically under the common ownership of (a) our two founders, Mr. Stephen A. Schwarzman and Mr. Peter G. Peterson, and our other senior managing directors, (b) selected other individuals engaged in some of our businesses and (c) a subsidiary of American International Group, Inc., to whom we refer collectively as our “Predecessor Owners” or “pre-IPO owners,” and (2) after our reorganization, to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of our founders and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

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

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or incentive fees. Our fee-earning assets under management equal the sum of:

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

ii

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

iii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$627,257	$952,096
Cash Held by Blackstone Funds and Other ($247,097)	276,540	86,084
Investments ($5,060,043)	7,671,574	3,565,483
Accounts Receivable ($71,331)	377,936	306,307
Due from Affiliates ($29,586)	740,074	759,907
Intangible Assets, Net	879,965	919,477
Goodwill	1,703,602	1,703,602
Other Assets ($2,440)	184,193	172,556
Deferred Tax Assets	1,025,176	943,512

Total Assets	$13,486,317	$9,409,024

Liabilities and Partners’ Capital
Loans Payable ($3,341,458)	$3,973,091	$657,623
Due to Affiliates ($226,723)	1,645,573	1,410,066
Accrued Compensation and Benefits	423,403	488,945
Accounts Payable, Accrued Expenses and Other Liabilities ($139,416)	448,329	308,857

Total Liabilities	6,490,396	2,865,491

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	545,348	526,311

Partners’ Capital
Partners’ Capital (common units: 342,549,885 issued and outstanding as of March 31, 2010; 319,939,772 issued and outstanding as of December 31, 2009)	3,438,347	3,376,707
Appropriated Partners’ Capital	298,164	—
Accumulated Other Comprehensive Income	1,709	2,420
Non-Controlling Interests in Consolidated Entities	571,958	540,283
Non-Controlling Interests in Blackstone Holdings	2,140,395	2,097,812

Total Partners’ Capital	6,450,573	6,017,222

Total Liabilities and Partners’ Capital	$13,486,317	$9,409,024

Asset and liability amounts in parentheses represent the portion of the March 31, 2010 consolidated balance attributable to Blackstone Fund entities which are variable interest or voting interest entities.

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2010	2009
Revenues
Management and Advisory Fees	$354,820	$341,172
Performance Fees and Allocations
Realized	54,049	646
Unrealized	131,779	(214,894)

Total Performance Fees and Allocations	185,828	(214,248)

Investment Income (Loss)
Realized	5,726	(69)
Unrealized	149,220	(82,384)

Total Investment Income (Loss)	154,946	(82,453)

Interest and Dividend Revenue	8,895	2,127
Other	(3,250)	(1,684)

Total Revenues	701,239	44,914

Expenses
Compensation and Benefits
Base Compensation	924,950	920,213
Performance Fee Related
Realized	7,741	2,189
Unrealized	54,600	(110,055)

Total Compensation and Benefits	987,291	812,347
General, Administrative and Other	106,379	105,600
Interest Expense	7,185	1,399
Fund Expenses	(141)	3,012

Total Expenses	1,100,714	922,358

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	171,804	(34,763)

Income (Loss) Before Provision for Taxes	(227,671)	(912,207)
Provision for Taxes	9,635	17,731

Net Income (Loss)	(237,306)	(929,938)
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	23,969	2,596
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	135,966	(41,031)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(275,864)	(659,929)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(121,377)	$(231,574)

Net Loss Attributable to The Blackstone Group L.P.
Per Common Unit — Basic and Diluted
Common Units	$(0.36)

Common Units Entitled to Priority Distributions		$(0.84)

Common Units Not Entitled to Priority Distributions		$(1.14)

Weighted-Average Common Units Outstanding — Basic and Diluted
Common Units	333,433,864

Common Units Entitled to Priority Distributions		273,624,497

Common Units Not Entitled to Priority Distributions		1,627,540

Revenues Earned from Affiliates
Management and Advisory Fees	$38,767	$20,284

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
Balance at December 31, 2009	319,939,772	$3,376,707	$—	$2,420	$540,283	$2,097,812	$6,017,222	$526,311	$(2,387,985)

Transition Adjustment Relating to Consolidation of CLO Entities	—	—	217,573	—	58	—	217,631	—	—
Net Income (Loss)	—	(121,377)	80,591	—	55,375	(275,864)	(261,275)	23,969	(159,485)
Currency Translation Adjustment	—	—		(711)	—	—	(711)	—	(711)
Net Unrealized Gain on Cash Flow Hedges	—	—		—	—	—	—	735	—
Capital Contributions	—	—		—	3,550	—	3,550	5,000	—
Capital Distributions	—	(98,770)		—	(15,530)	(170,778)	(285,078)	(14,229)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—		—	(11,778)	11,778	—	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(152)		—	—	—	(152)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	19,906		—	—	—	19,906	—	—
Equity-Based Compensation	—	223,395		—	—	525,574	748,969	—	—
Relinquished in Deconsolidation of Partnership	—	—		—	—	—	—	3,562	—
Net Delivery of Vested Common Units	2,964,369	(8,291)		—	—	—	(8,291)	—	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(84,888)	(1,198)		—	—	—	(1,198)	—	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(5,551)	—	—	—	5,551	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	19,730,632	53,678		—	—	(53,678)	—	—	—

Balance at March 31, 2010	342,549,885	$3,438,347	$298,164	$1,709	$571,958	$2,140,395	$6,450,573	$545,348	$(2,548,181)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net Income (Loss)	$(237,306)	$(929,938)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(198,141)	104,942
Net Realized (Gains) Losses on Investments	(29,801)	53,190
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(146,597)	78,218
Unrealized Depreciation on Hedge Activities	6,083	—
Non-Cash Performance Fees and Allocations	(99,172)	101,770
Non-Cash Performance Fee Related Compensation	62,341	(107,866)
Equity-Based Compensation Expense	723,145	738,045
Amortization of Intangibles	39,512	39,513
Other Non-Cash Amounts Included in Net Income	6,503	6,006
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	(37,117)	839,819
Cash Relinquished with Deconsolidation of Partnership	3,562	—
Accounts Receivable	(12,112)	83,605
Due from Affiliates	(52,798)	431,312
Other Assets	(8,841)	53,455
Accrued Compensation and Benefits	(92,748)	(156,351)
Accounts Payable, Accrued Expenses and Other Liabilities	23,089	(840,631)
Due to Affiliates	(30,073)	(212,332)
Short Term Investments Purchased	(313,507)	—
Cash Proceeds from Sale of Investments	239,918	—
Blackstone Funds Related:
Investments Purchased	(515,914)	(181,552)
Cash Proceeds from Sale of Investments	690,474	454,677

Net Cash Provided by Operating Activities	20,500	555,882

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(6,974)	(4,482)
Changes in Restricted Cash	(146)	2,438

Net Cash Used in Investing Activities	(7,120)	(2,044)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(37,040)	(40,432)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	3,773	94,674

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Purchase of Interests from Certain Non-Controlling Interest Holders	(152)	(2,479)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(9,489)	(27,934)
Proceeds from Loans Payable	972	819
Repayment of Loans Payable	(26,735)	(305,920)
Distributions to Unitholders	(269,548)	—

Net Cash Provided by (Used in) Financing Activities	(338,219)	(281,272)

Net Increase (Decrease) in Cash and Cash Equivalents	$(324,839)	$272,566
Cash and Cash Equivalents, Beginning of Period	952,096	503,737

Cash and Cash Equivalents, End of Period	$627,257	$776,303

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$663	$653

Payments for Income Taxes	$24,281	$9,594

Supplemental Disclosure of Non-Cash Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$2,288	$—

Net Assets Related to the Consolidation of CLO Vehicles	$217,631	$—

Reduction of Due to Limited Partners Account to Fund Sidepocket Investment	$(1)	$(2,442)

Contributions Related to Transfers by Affiliated Partners	$1	$2,442

In-kind Redemption of Capital	$—	$(907,373)

In-kind Contribution of Capital	$—	$907,373

Transfer of Interests to Non-Controlling Interest Holders	$(11,778)	$15,069

Change in The Blackstone Group L.P.’s Ownership Interest	$(5,551)	$—

Net Settlement of Vested Common Units	$22,969	$922

Conversion of Blackstone Holdings Units to Common Units	$53,678	$7,080

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$83,403	$9,789

Due to Affiliates	$(63,497)	$(8,321)

Partners’ Capital	$19,906	$1,468

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and publicly traded closed-end mutual funds (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into four segments: private equity; real estate; credit and marketable alternatives; and financial advisory.

The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly-owned and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”), and Blackstone’s other senior managing directors.

The activities of the Partnership are conducted through its holding partnerships: Blackstone Holdings I L.P.; Blackstone Holdings II L.P.; Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings”, “Blackstone Holdings Partnerships” or the “Holding Partnerships”). On June 18, 2007, in preparation for an initial public offering (“IPO”), the predecessor owners (“Predecessor Owners”) of the Blackstone business completed a reorganization (the “Reorganization”) whereby, with certain limited exceptions, the operating entities of the predecessor organization and the intellectual property rights associated with the Blackstone name were contributed (“Contributed Businesses”) to five holding partnerships (Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.) either directly or indirectly via a sale to certain wholly-owned subsidiaries of the Partnership and then a contribution to the Holding Partnerships. The Partnership, through its wholly-owned subsidiaries, is the sole general partner in each of these Holding Partnerships. The reorganization was accounted for as an exchange of entities under common control for the component of interests contributed by the Founders and the other senior managing directors (collectively, the “Control Group”) and as an acquisition of non-controlling interests using the purchase method of accounting for all the predecessor owners other than the Control Group.

On January 1, 2009, the number of Holding Partnerships was reduced from five to four through the transfer of assets and liabilities of Blackstone Holdings III L.P. to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. Blackstone Holdings refers to the five holding partnerships prior to the January 2009 reorganization and the four holding partnerships subsequent to the January 2009 reorganization.

Holders of the limited partner interests in the four Holding Partnerships may, up to four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone Common Units, on a one-to-one basis, exchanging one Partnership Unit in each of the four Holding Partnerships for one Blackstone Common Unit.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The condensed consolidated financial statements include the accounts of the Partnership, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Partnership is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the Partnership has a controlling financial interest.

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

•

In the fourth quarter of 2009, Blackstone elected to disaggregate Compensation and Benefits into Base Compensation and Performance Fee Related Compensation. Blackstone then disaggregated Investment Income (Loss), Performance Fees and Allocations, and Compensation and Benefits — Performance Fee Related into their realized and unrealized components. Blackstone also disaggregated Interest Income and Other between Interest and Dividend Revenue and Other. Interest and Dividend Revenue includes income earned in the form of interest and dividends and Other includes foreign currency exchange gains (losses) and other income.

•

In the first quarter of 2010, Blackstone elected to separately present performance fee related unrealized and realized compensation expense as an Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities in the Condensed Consolidated Statements of Cash Flows. Previously, amounts were included in Cash Flows Due to Changes in Operating Assets and Liabilities within Due to Affiliates, Due from Affiliates and/or Accrued Compensation and Benefits. The reclassification has no impact on Net Cash Provided by Operating Activities.

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in the Blackstone Holdings Partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised consolidation rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where the variable interest entities have qualified for the deferral of the revised consolidation rules as discussed in “Recent Accounting Developments”, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Blackstone’s other disclosures regarding VIEs are discussed in Note 9. “Variable Interest Entities”.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities and listed derivatives. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

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

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, distressed debt and non-investment grade residual interests in securitizations, collateralized loan obligations, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised.

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

Private Equity Investments — The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Real Estate Investments — The fair values of real estate investments, are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Funds of Hedge Funds — Blackstone Funds’ direct investments in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. If the Partnership determines, based on its own due diligence and investment procedures, that NAV per share does not represent fair value, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Credit-Oriented Investments — The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the AICPA Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Condensed Consolidated Statements of Operations within Investment Income (Loss).

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities, that otherwise would not have been carried at fair value with gains and losses recorded in net income, to consistently account for principal investments held by the Partnership. Loans extended to third parties are recorded within Accounts Receivable within the Condensed Consolidated Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-oriented and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised variable interest entity consolidation rules. The transition adjustment resulting from the difference between the fair value of assets and liabilities on the effective date is presented within the Condensed Consolidated Statement of Changes in Partners’ Capital as Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains (Losses) from Fund Investment Activities and are attributable to Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” to the Condensed Consolidated Financial Statements.

Security and loan transactions are recorded on a trade date basis.

Equity Method Investments

Investments where the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income in the Condensed Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments are reported at fair value, the carrying value of the Partnership’s equity method investments are at fair value.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument (“free standing derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the Condensed Consolidated Statements of Operations as the hedged item. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For free standing derivative contracts, the Partnership presents changes in fair value in current period earnings.

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

Cash Distribution Policy

Blackstone’s current intention is to distribute to its common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of annual Distributable Earnings in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of the Partnership’s business, to make appropriate investments in the business and funds, to comply with applicable law, any of Blackstone’s debt instruments or other agreements, or to provide for future distributions to Blackstone’s common unitholders for any ensuing quarter. Because Blackstone will not know what Distributable Earnings will be for any fiscal year until the end of such year, the Partnership expects that the first three quarterly distributions in respect of any given year will be based on the anticipated annualized Net Fee Related Earnings only. As such, the distribution for the first three quarters will likely be smaller than the final quarterly distribution in respect of such year. Blackstone expects to also reflect realized Performance Fees and Allocations net of related compensation and realized net investment income in its determination of the amount of the fourth quarter distribution.

In most years the aggregate amounts of distributions to unitholders will not equal Distributable Earnings for that year. Distributable Earnings will only be a starting point for the determination of the amount to be distributed to unitholders because, as noted above, in determining the amount to be distributed Blackstone will subtract from Distributable Earnings any amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and its funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of the general partner and the general partner may change the distribution policy at any time.

Because The Blackstone Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Blackstone Holdings held through wholly-owned subsidiaries, distributions by The Blackstone Group L.P., if any, are funded in three steps:

•

First, Blackstone Holdings makes distributions to partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings (except as set forth in the following paragraph);

•

Second, The Blackstone Group L.P.’s wholly-owned subsidiaries distribute to The Blackstone Group L.P. the share of such distributions, net of the taxes and amounts under the tax receivable agreement payable by such wholly-owned subsidiaries; and

•	Third, The Blackstone Group L.P. distributes the net share of such distributions to the common unitholders on a pro rata basis.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As a result of the expiration on December 31, 2009 of the distribution priority previously accorded to holders of Blackstone common units, the Partnership no longer has two classes of equity. The calculation of net loss per common unit is presented using one class of equity for the period ended March 31, 2010, as shown in Note 12. “Net Loss Per Common Unit.”

Because the wholly-owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Note 14. “Related Party Transactions”, the amounts ultimately distributed by The Blackstone Group L.P. to common unitholders in respect of fiscal 2010 and subsequent years are expected to be different, and likely less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

In addition, the partnership agreements of the Blackstone Holdings partnerships provide for cash distributions, which are referred to as “tax distributions,” to the partners of such partnerships if the wholly-owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for the partners. Generally, these tax distributions will be computed based on the Partnership’s estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of the Partnership’s income). The Blackstone Holdings partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such estimated assumed tax liabilities.

Recent Accounting Developments

On January 1, 2010, the Partnership adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on issues related to variable interest entities (“VIEs”). The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the Condensed Consolidated Statements of Financial Condition of assets and liabilities of consolidated VIEs which meet the separate presentation criteria and disclosure of assets and liabilities recognized in the Condensed Consolidated Statements of Financial Condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Blackstone’s involvement with its funds is such that all three of the above conditions are met with the exception of certain CLO vehicles which fail condition (c) above and certain funds in which leveraged employee interests

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

in dedicated funds are financed by third parties with Blackstone acting as an intermediary which fail condition (b) above. Such employee funds are currently consolidated as it is concluded that Blackstone is the primary beneficiary based on its implicit interest. The incremental impact of the revised consolidation rules has resulted in the consolidation of certain CLO vehicles managed by Blackstone. Additional disclosures relating to Blackstone’s involvement with VIEs are presented in Note 9. “Variable Interest Entities” of the Partnership’s financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Partnership adopted the guidance, excluding the reconciliation of Level III activity, with the issuance of its March 31, 2010 financial statements. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on the Partnership’s financial statements.

3.	GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $1.7 billion as of March 31, 2010 and December 31, 2009. No indicators of impairment have been identified during the three month period ended March 31, 2010.

Total goodwill has been allocated to each of the Partnership’s segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Credit and Marketable Alternatives ($518.5 million) and Financial Advisory ($68.9 million).

The following table outlines changes to the carrying amount of Intangible Assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Finite-Lived Intangible Assets / Contractual Rights	$1,348,370	$1,348,370
Accumulated Amortization	(468,405)	(428,893)

Intangible Assets, Net	$879,965	$919,477

Amortization expense associated with Blackstone’s intangible assets was $39.5 million for each of the three months ended March 31, 2010 and 2009, and is included in General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations.

Amortization of Intangible Assets held at March 31, 2010 is expected to be $158.0 million for the years ending December 31, 2010 and 2011 and $103.2 million, $51.7 million, and $50.3 million for the years ending December 31, 2012, 2013, and 2014, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.	INVESTMENTS

Investments

Investments consists of the following:

	March 31, 2010	December 31, 2009
Investments of Consolidated Blackstone Funds	$5,060,043	$1,306,445
Equity Method Investments	1,268,308	1,104,701
High Grade Liquid Debt Strategies	637,943	534,777
Performance Fees and Allocations	676,263	554,463
Other Investments	29,017	65,097

	$7,671,574	$3,565,483

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $424.9 million and $407.1 million at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At March 31, 2010 and December 31, 2009, no investments exceeded the 5% threshold.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
United States and Canada
Investment Funds, principally related to credit and marketable alternatives
Credit Driven	$238,655	$277,388	4.7%	21.3%
Diversified Investments	319,934	300,907	6.4%	23.1%
Equity	82,512	80,956	1.6%	6.2%
Event-Driven	101,866	95,760	2.0%	7.4%
Other	353	408	—	—

Investment Funds Total (Cost: 2010 — $765,170; 2009 — $819,638)	743,320	755,419	14.7%	58.0%

Equity Securities, principally related to credit and marketable alternatives and private equity funds
Manufacturing	34,955	21,491	0.7%	1.7%
Services	88,157	86,600	1.7%	6.7%
Natural Resources	974	649	—	—
Real Estate Assets	830	462	—	—

Equity Securities Total (Cost: 2010 — $111,902; 2009 — $112,364)	124,916	109,202	2.4%	8.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Real Estate Assets	152,331	149,523	3.0%	11.5%
Services	106,947	87,406	2.1%	6.7%
Manufacturing	33,367	25,691	0.7%	2.0%
Natural Resources	504	357	—	—

Partnership and LLC Interests Total (Cost: 2010 — $425,585; 2009 — $426,678)	293,149	262,977	5.8%	20.2%

Debt Instruments, principally related to credit and marketable alternatives
Credit Driven	29,018	29,330	0.7%	2.2%
Manufacturing	3,339	3,203	0.1%	0.2%
Services	8,289	7,837	0.2%	0.6%
Real Estate Assets	2,472	2,458	—	0.2%

Debt Instruments Total (Cost: 2010 — $37,767; 2009 — $37,983)	43,118	42,828	1.0%	3.2%

Assets of Consolidated CLO Vehicles
Corporate Loans	2,602,727	—	51.4%	—
Corporate Bonds	103,885	—	2.1%	—
Other	12,706	—	0.3%	—

Assets of Consolidated CLO Vehicles Total (Cost: 2010 — $2,692,037; 2009 — $— )	2,719,318	—	53.8%	—

United States and Canada Total (Cost: 2010 — $4,032,461; 2009 — $1,396,663)	3,923,821	1,170,426	77.7%	89.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Europe
Equity Securities, principally related to private equity funds
Manufacturing	$3,236	$2,681	0.1%	0.2%
Real Estate Assets	744	365	—	—
Services	31,106	31,711	0.6%	2.4%

Equity Securities Total (Cost: 2010 — $40,396; 2009 — $40,353)	35,086	34,757	0.7%	2.6%
Partnership and LLC Interests, principally related to private equity and real estate funds
Services	30,552	29,270	0.6%	2.2%
Real Estate Assets	10,327	10,741	0.2%	0.8%

Partnership and LLC Interests Total (Cost: 2010 — $48,339; 2009 — $48,334)	40,879	40,011	0.8%	3.0%
Debt Instruments, principally related to credit and marketable alternatives
Manufacturing	530	544	—	—
Services	1,296	1,259	—	0.1%

Debt Instruments Total (Cost: 2010 — $1,576; 2009 — $1,623)	1,826	1,803	—	0.1%
Assets of Consolidated CLO Vehicles
Corporate Loans	997,812	—	19.7%	—

Assets of Consolidated CLO Vehicles Total (Cost: 2010 — $1,077,333; 2009 — $—)	997,812	—	19.7%	—

Europe Total (Cost: 2010 — $1,167,644; 2009 — $90,310)	1,075,603	76,571	21.2%	5.7%

Asia
Equity Securities, principally related to credit and marketable alternatives and private equity funds
Services	11,438	8,031	0.2%	0.6%
Manufacturing	10,157	10,501	0.2%	0.8%
Real Estate Assets	270	—	—	—
Diversified Investments	4,562	6,262	0.1%	0.5%

Equity Securities Total (Cost: 2010 — $21,918; 2009 — $20,794)	26,427	24,794	0.5%	1.9%
Partnership and LLC Interests, principally related to private equity and real estate funds
Manufacturing	1,403	1,183	—	0.1%
Real Estate Assets	456	457	—	—
Services	102	82	—	—

Partnership and LLC Interests Total (Cost: 2010 — $1,691; 2009 — $1,833)	1,961	1,722	—	0.1%

Debt Instruments, principally related to private equity funds (Cost: 2010 — $112; 2009 — $114)	107	111	—	—

Asia Total (Cost: 2010 — $23,721; 2009 — $22,741)	28,495	26,627	0.5%	2.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Other
Equity Securities, principally related to private equity funds
Natural Resources	$1,594	$1,583	—	0.1%
Services	3,849	4,560	0.1%	0.3%

Equity Securities Total (Cost: 2010 — $2,788; 2009 — $2,777)	5,443	6,143	0.1%	0.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Natural Resources	26,586	26,586	0.5%	2.0%
Services	95	92	—	—

Partnership and LLC Interests Total (Cost: 2010 — $9,242; 2009 — $9,249)	26,681	26,678	0.5%	2.0%

Other Total (Cost: 2010 — $12,030; 2009 — $12,026) principally related to private equity funds	32,124	32,821	0.6%	2.5%

Total Investments of Consolidated Blackstone Funds (Cost: 2010 — $5,235,856; 2009 — $1,521,740)	$5,060,043	$1,306,445	100.0%	100.0%

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

	Three Months Ended March 31,
	2010	2009
Realized Gains (Losses)	$(23,524)	$(60,353)
Net Change in Unrealized Gains (Losses)	184,684	4,253

	$161,160	$(56,100)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2010	2009
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$161,160	$(56,100)
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	(17,453)	16,817
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	13,676	11,895
Investment Income Attributable to Non-Controlling Interest Holders	14,421	(7,375)

Other Income — Net Gains (Losses) from Fund Investment Activities	$171,804	$(34,763)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $132.7 million and $(59.5) million for the three months ended March 31, 2010 and 2009, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds, which are not consolidated but in which the Partnership exerts significant influence. As of March 31, 2010 and December 31, 2009, no single equity method investment held by Blackstone exceeded 20% of its total consolidated assets. As such, Blackstone is not required to present separate financial statements for any of its equity method investees.

The summarized financial information of the funds in which the Partnership has an equity method investment is as follows:

	As of and for the Three Months Ended March 31, 2010
	Private Equity	Real Estate	Credit and Marketable Alternatives	Total

Statement of Financial Condition
Assets
Investments	$20,883,069	$9,334,773	$16,376,235	$46,594,077
Other Assets	170,333	743,556	2,444,242	3,358,131

Total Assets	$21,053,402	$10,078,329	$18,820,477	$49,952,208

Liabilities and Partners’ Capital
Debt	$319,470	$224,238	$1,334,791	$1,878,499
Other Liabilities	55,432	204,089	828,042	1,087,563

Total Liabilities	374,902	428,327	2,162,833	2,966,062

Partners’ Capital	20,678,500	9,650,002	16,657,644	46,986,146

Total Liabilities and Partners’ Capital	$21,053,402	$10,078,329	$18,820,477	$49,952,208

Statement of Income
Interest Income	$5	$6,139	$133,291	$139,435
Other Income	151,778	38,252	10,554	200,584
Interest Expense	(1,553)	(733)	(19,114)	(21,400)
Other Expenses	(5,037)	(21,051)	(36,175)	(62,263)
Net Realized and Unrealized Gain (Loss) from Investments	2,852,369	1,181,963	70,411	4,104,743

Net Income (Loss)	$2,997,562	$1,204,570	$158,967	$4,361,099

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During the three months ended March 31, 2010, the Partnership recognized realized gains (losses) of $1.4 million and net change in unrealized gains (losses) of $2.8 million. There were no realized gains (losses) or net change in unrealized gains (losses) for the three months ended March 31, 2009.

Performance Fees and Allocations

Performance Fees and Allocations to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	March 31, 2010	December 31, 2009
Performance Fees and Allocations
Private Equity	$483,902	$425,615
Real Estate	15,910	7,900
Credit and Marketable Alternatives	176,451	120,948

	$676,263	$554,463

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2010	2009
Realized Gains (Losses)	$1,179	$(1,666)
Net Change in Unrealized Gains	470	141

	$1,649	$(1,525)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s partnership agreements and offering memoranda generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to a liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of March 31, 2010 is presented below.

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$319,934	$10,919	(a	)	(a	)
Credit Driven	236,282	29,558	(b	)	(b	)
Event Driven	101,866	—	(c	)	(c	)
Equity	82,512	—	(d	)	(d	)

	$740,594	$40,477

(a)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 12% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 43% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Of this balance, 10% of investments are redeemable after July 1, 2010, on an annual basis, subject to a 60-day notice period. 37% of the value of the investments in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 11% of Blackstone’s investments. 18% of investments within this category represent an investment in a fund of hedge funds that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining 2% of investments within this category are redeemable as of the reporting date.
(c)	Included within the Event Driven category are investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 44% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 56% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Blackstone enters into derivative contracts in order to hedge its interest rate risk exposure against the effects of interest rate changes. Additionally, Blackstone and the Blackstone Funds enter into derivative contracts in the normal course of business to achieve certain other risk management objectives and for general investment purposes. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

Fair Value Hedges

The Partnership uses interest rate swaps to hedge all or a portion of the interest rate risk associated with its fixed rate borrowings. The Partnership has designated these financial instruments as fair value hedges. Changes in fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged liability, are recorded within General, Administrative and Other in the Condensed Consolidated Statements of Operations. The fair value of the derivative instrument is reflected within Other Assets in the Condensed Consolidated Statements of Financial Condition.

Free Standing Derivatives

Free standing derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options and other derivative contracts. Changes in the fair value of derivative instruments held by Blackstone funds are reflected in Net Gains (Losses) from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss), in the Condensed Consolidated Statements of Operations. The fair value of free standing derivative assets are recorded within Investments and free standing derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments.

	March 31, 2010				December 31, 2009
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$—	$—	$450,000	$30	$—	$—	$450,000	$19

Free Standing Derivatives
Free Standing Derivatives	11,913	159	969	275	2,039	653	656	4

Total	$11,913	$159	$450,969	$305	$2,039	$653	$450,656	$23

Where hedge accounting is applied, hedge effectiveness testing is performed at least monthly to monitor ongoing effectiveness of the hedge relationships. During the three months ended March 31, 2010, the amount of ineffectiveness related to the interest rate swap hedges was a gain of $0.9 million. During the three months ended March 31, 2010, the portion of hedging instruments’ gain or loss excluded from the assessment of effectiveness for its fair value hedges was a loss of $7.0 million. The Partnership had no derivatives designated as fair value hedges during the quarter ended March 31, 2009.

During the three months ended March 31, 2010, the Partnership recognized $0.3 million of realized loss and $(0.1) million net change in unrealized gains (losses) related to free standing derivative instruments. Amounts recognized for the three months ended March 31, 2009 were not material.

As of March 31, 2010 and December 31, 2009, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

			Three Months Ended March 31, 2010
	March 31, 2010	December 31, 2009	Realized Gain (Loss)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$65,972	$68,550	$81	$(80)
Debt Securities	—	26,466	(16)	—
Equity Securities	548	1,905	—	—
Assets of Consolidated CLOs
Corporate Loans	3,600,539	—	(5,687)	63,685
Corporate Bonds	103,885	—	(42)	14,876
Other	12,706	—	702	828

	$3,783,650	$96,921	$(4,962)	$79,309

Liabilities
Liabilities of Consolidated CLOs
Senior Secured Notes	$3,254,543	$—	$—	$16,685
Subordinated Notes	281,146	—	—	(19,602)

	$3,535,689	$—	$—	$(2,917)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership held no financial instruments on which the fair value option was elected during the three months ended March 31, 2009.

As of March 31, 2010, the fair value of Loans and Receivables and Corporate Bonds for which the fair value option was elected exceeded the principal amounts due by $0.9 million. The uncollected principal balance on Corporate Loans exceeded the fair value by $240.9 million. No Loans and Receivables or Corporate Bonds for which the fair value option was elected were past due and no Loans and Receivables were placed in non-accrual status. The fair value of Corporate Loans that were more than one day past due as of March 31, 2010 was $6.4 million. The principal balance related to such past due Corporate Loans exceeded the fair value by $5.6 million. Included within the Other category are structured finance obligations with contractual principal balances. The uncollected principal balance of such obligations exceeded the fair value by $1.8 million. No obligations were past due.

As of December 31, 2009, the fair value of Loans and Receivables and Debt Securities for which the fair value option was elected exceeded their principal amounts due by $0.5 million. No Loans and Receivables and Debt Securities on which the fair value option was elected were past due or in non-accrual status.

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$—	$3,731	$739,589	$743,320
Equity Securities	98,246	689	92,937	191,872
Partnership and LLC Interests	16,015	—	346,655	362,670
Debt Instruments	107	31,102	13,842	45,051
Assets of Consolidated CLO Vehicles	—	3,538,452	178,678	3,717,130

Total Investments of Blackstone Consolidated Funds	114,368	3,573,974	1,371,701	5,060,043
High Grade Liquid Debt Strategies	404,428	233,515	—	637,943
Loans and Receivables	—	—	65,972	65,972
Other Investments (a)	9,366	1,443	18,207	29,016

	$528,162	$3,808,932	$1,455,880	$5,792,974

Liabilities
Liabilities of Consolidated CLO Vehicles	$—	$—	$3,535,689	$3,535,689
Derivative Instruments Used as Fair Value Hedges	—	30	—	30
Free Standing Derivatives, Net	—	98	—	98
Other Liabilities	573	—	—	573

	$573	$128	$3,535,689	$3,536,390

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds	$80,610	$33,355	$1,192,463	$1,306,428
High Grade Liquid Debt Strategies	398,487	136,290	—	534,777
Loans and Receivables	—	—	68,550	68,550
Free Standing Derivative Instruments, Net	2	279	368	649
Other Investments (b)	8,711	10,176	46,210	65,097

	$487,810	$180,100	$1,307,591	$1,975,501

Liabilities
Derivative Instruments Used for Fair Value Hedges	$—	$19	$—	$19
Securities Sold, Not Yet Purchased	357	—	—	357

	$357	$19	$—	$376

(a)	Included within Level III of Other Investments are investments in equity securities of $0.5 million for which the fair value option has been elected.
(b)	Included within Level III of Other Investments are investments in debt and equity securities of $26.5 million and $1.9 million, respectively, for which the fair value option has been elected.

There were no significant transfers between Level I and Level II during the three months ending March 31, 2010.

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of March 31, 2010.

Valuation Methodology	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total
Third-Party Fund Managers	—	—	50%	—	50%
Specific Valuation Metrics	20%	15%	14%	1%	50%

	20%	15%	64%	1%	100%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2010				2009
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Other Investments	Total
Balance, Beginning of Period	$1,192,464	$68,549	$46,578	$1,307,591	$1,521,912	$16,095	$1,538,007
Transfer In (Out) of Level III, Net	146,147	—	—	146,147	(52)	—	(52)
Purchases (Sales), Net	(39,222)	(2,575)	(29,216)	(71,013)	(308,170)	(637)	(308,807)
Realized Gains (Losses), Net	967	81	454	1,502	(5,222)	—	(5,222)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	71,345	(83)	391	71,653	(33,282)	—	(33,282)

Balance, End of Period	$1,371,701	$65,972	$18,207	$1,455,880	$1,175,186	$15,458	$1,190,644

	Level III Financial Liabilities at Fair Value Three Months Ended March 31, 2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$—	$—	$—
Transfer In (Out) of Level III, Net	3,271,228	261,544	3,532,772
Purchases (Sales), Net	—	—	—
Realized Gains (Losses), Net	—	—	—
Changes in Unrealized Gains (Losses) Included in Earnings Related to Liabilities Still Held at the Reporting Date	(16,685)	19,602	2,917

Balance, End of Period	$3,254,543	$281,146	$3,535,689

For the three months ended March 31, 2010, the transfer out, net, of Level III financial assets was principally due to the initial public offering of one of the private equity portfolio company investments. For the three months ended March 31, 2010, the transfer in, net, of Level III financial liabilities was principally due to the consolidation of various CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9.	VARIABLE INTEREST ENTITIES

The Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit oriented or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

The gross assets and liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Gross Assets
Consolidated Blackstone Funds Excluding CLO Vehicles	$762,021	$741,024
Consolidated CLO Vehicles	3,961,562	—

	$4,723,583	$741,024

Gross Liabilities
Consolidated Blackstone Funds Excluding CLO Vehicles	$40,732	$37,974
Consolidated CLO Vehicles	3,665,353	—

	$3,706,085	$37,974

There is no recourse to the Partnership for the consolidated VIEs’ liabilities. The assets and liabilities of consolidated VIEs comprise primarily investments and notes payable and are included within Investments and Loans Payable, respectively, in the Condensed Consolidated Statements of Financial Condition.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. As of March 31, 2010, assets and liabilities recognized in the Partnership’s Condensed Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $236.0 million and zero, respectively. Assets consisted of $102.5 million of investments and $133.5 million of receivables. The assets under management of VIEs in which Blackstone was not the primary beneficiary but in which Blackstone held a variable interest was $28.0 billion as of March 31, 2010. As of December 31, 2009, assets and liabilities recognized in the Partnership’s Condensed Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $133.9 million and $0.1 million, respectively. Assets consisted of $21.7 million of investments and $112.2 million of receivables. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2010 and December 31, 2009 was $237.7 million and $133.9 million, respectively. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities and any clawback obligation relating to previously distributed carried interest.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	BORROWINGS

On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The Credit Facility is unsecured. As of March 31, 2010, the Partnership had no outstanding borrowings under this Credit Facility.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. As of March 31, 2010, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$3,551,937	1.56%		5.6
Subordinated Notes	559,854	—	(a)	8.9

	$4,111,791

(a)	The Subordinated Notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes are amounts due to non-consolidated affiliates of $80.8 million and $275.7 million, respectively. The fair value of Senior Secured and Subordinated Notes as of March 31, 2010 was $3.3 billion and $281.1 million, respectively, of which $52.1 million and $148.5 million represents the amounts Due to Affiliates. The contractual maturities of these loans are greater than five years.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by the CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2010, the fair value of the CLO assets was $3.8 billion. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

11.	INCOME TAXES

Blackstone’s effective tax rate was (4.23)% and (1.94)% for the three months ended March 31, 2010 and 2009, respectively. Blackstone’s income tax provision was $9.6 million and $17.7 million for the three months ended March 31, 2010 and 2009, respectively.

Blackstone’s effective tax rate for the three months ended March 31, 2010 and 2009, respectively, was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other partnership subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	NET LOSS PER COMMON UNIT

Basic and diluted net loss per common unit for the three months ended March 31, 2010 and basic and diluted net loss per common unit entitled to priority distributions and per common unit not entitled to priority distributions for the three months ended March 31, 2009 was calculated as follows:

Basic and Diluted
Three Months Ended March 31, 2010
Net Loss Attibutable to The Blackstone Group L.P.	$(121,377)

Net Loss Per Common Unit	$(0.36)

Total Weighted-Average Common Units Outstanding	333,433,864

Basic and Diluted
Three Months Ended March 31, 2009
Total Undistributed Loss
Net Loss Allocable to Common Unitholders	$(231,574)
Less: Distributions to Common Unitholders	(81,420)

Total Undistributed Loss	$(312,994)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(311,143)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(1,851)

Total Undistributed Loss	$(312,994)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(1.14)
Priority Distributions (a)	0.30

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(0.84)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(1.14)
Priority Distributions	—

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(1.14)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	273,624,497
Common Units Not Entitled to Priority Distributions	1,627,540

Total Weighted-Average Common Units Outstanding	275,252,037

(a)	Undistributed Loss per Common Unit — Priority Distributions is based on common units outstanding at the end of the reporting period and will differ from actual distributions paid to common unitholders which are based on common units outstanding at the time priority distributions are made.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2010 and 2009, a total of 28,626,333 and 26,206,018 unvested deferred restricted common units and 764,866,007 and 830,772,697 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2010, Blackstone repurchased 84,888 vested Blackstone Common Units as part of the unit repurchase program for a total cost of $1.2 million. As of March 31, 2010, the amount remaining available for repurchases under this program was $338.3 million.

13.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2010, the Partnership had the ability to grant 162,126,007 units under the Equity Plan for the year ending December 31, 2010.

The Partnership recorded total compensation expense in relation to its equity-based awards of $723.1 million and $738.0 million for the three months ended March 31, 2010 and 2009, respectively, with corresponding tax benefits of $1.6 million and $2.4 million, respectively. As of March 31, 2010, there was $5.7 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.2 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,126,493,462 as of March 31, 2010. Total outstanding unvested phantom units were 202,472 as of March 31, 2010.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2010 and a summary of changes during the period January 1, 2010 through March 31, 2010 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2009	270,458,725	$30.76	23,742,693	$23.10	208,592	$25.07
Granted	232,164	13.75	638,229	11.07	(31)	14.65
Vested	(469,554)	12.15	(846,019)	27.15	—	—
Forfeited	(100,299)	31.00	(485,567)	24.44	(6,089)	14.65

Balance, March 31, 2010	270,121,036	$30.78	23,049,336	$22.42	202,472	$14.56

Units Expected to Vest

The following unvested units, as of March 31, 2010, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	257,844,699	3.7
Deferred Restricted Blackstone Common Units and Options	19,430,948	3.8

Total Equity-Based Awards	277,275,647	3.7

Phantom Units	193,389	0.3

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone considers its Founders, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of March 31, 2010 and December 31, 2009, Due from Affiliates and Due to Affiliates comprised the following:

	March 31, 2010	December 31, 2009
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Interest	$298,259	$308,378
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	130,636	127,669
Amounts Due from Portfolio Companies and Funds	122,369	115,441
Investments Redeemed in Non-Consolidated Funds of Funds	4,565	77,600
Management and Performance Fees Due from Non-Consolidated Funds of Funds	118,642	68,649
Payments Made on Behalf of Non-Consolidated Entities	57,920	53,581
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	7,683	8,589

	$740,074	$759,907

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreement	$890,846	$830,517
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	483,632	485,253
Due to Note Holders of Consolidated CLOs	200,608	—
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	58,644	58,083
Distributions Received on Behalf of Non-Consolidated Entities	5,649	31,692
Payments Made by Non-Consolidated Entities	6,194	4,521

	$1,645,573	$1,410,066

Interests of the Co-Founder, Senior Managing Directors and Employees

The Co-Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of March 31, 2010 and December 31, 2009, the Co-Founder’s, other senior managing directors’ and employees’ investments aggregated $695.2 million and $649.4 million, respectively, and the Co-Founder’s, other senior managing directors’ and employees’ share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $56.8 million and $(34.0) million for the three months ended March 31, 2010 and 2009, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $38.8 million and $20.3 million for the three months ended March 31, 2010 and 2009, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing, and such interest totaled $0.6 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees and Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2010. See Note 15. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets by Stephen A. Schwarzman (“Personal Aircraft”). In addition, on occasion, Mr. Schwarzman and his family have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Mr. Schwarzman paid for his purchases of the aircraft himself and bears all operating, personnel and maintenance costs associated with their operation. In addition, Mr. Schwarzman is charged for his and his family’s personal use of Blackstone assets based on market rates and usage. Payment by Blackstone for the use of the Personal Aircraft by other Blackstone employees are made at market rates. Personal use of Blackstone resources are also reimbursed to Blackstone at market rates. The transactions described herein are not material to the Condensed Consolidated Financial Statements.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $890.8 million over the next 15 years. The after-tax present value of these estimated payments totals $228.5 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

The consolidated Blackstone Funds had signed investment commitments of $23.1 million as of March 31, 2010. Included in this is $3.3 million of signed investment commitments for portfolio company acquisitions in the process of closing. In addition, the general partners of the Blackstone Funds had unfunded commitments to each of their respective funds of $1.3 billion as of March 31, 2010.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds was $3.3 million as of March 31, 2010.

Contingent Performance Fees and Allocations

There were $107.7 million of segment level Performance Fees and Allocations related to the hedge funds in the credit and marketable alternatives and real estate segments through the period ended March 31, 2010

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees and Allocations were $106.5 million through the period ended March 31, 2010.

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

As of March 31, 2010, the current cash clawback obligation of the Blackstone general partners to the limited partner investors of the private equity, real estate and credit-oriented funds is zero. For financial reporting purposes, however, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

As of March 31, 2010, the clawback obligations, which are not currently due, were $483.6 million, of which $217.9 million related to Blackstone Holdings and $265.7 million related to current and former Blackstone personnel. As of December 31, 2009, such obligations were $485.3 million, of which $217.4 million related to Blackstone Holdings and $267.9 million related to current and former Blackstone personnel. The Accrual for Potential Repayment of Previously Received Performance Fees and Allocations is included in Due to Affiliates.

The following table presents the clawback obligations by segment:

	March 31, 2010			December 31, 2009
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$65,757	$120,307	$186,064	$65,237	$120,208	$185,445
Real Estate	152,141	145,427	297,568	152,142	147,666	299,808

Total	$217,898	$265,734	$483,632	$217,379	$267,874	$485,253

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2010, $474.5 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

16.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four reportable segments:

•	Private Equity — Blackstone’s Private Equity segment comprises its management of private equity funds.

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of general real estate funds and internationally focused real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Credit and Marketable Alternatives — Blackstone’s Credit and Marketable Alternatives segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles, separately managed accounts and publicly-traded closed-end mutual funds.

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises its financial advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges include principally charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all reportable segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

The following table presents the financial data for Blackstone’s four reportable segments as of and for the three months ended March 31, 2010:

	As of and for the Three Months Ended March 31, 2010
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Revenues
Management and Advisory Fees
Base Management Fees	$65,432	$83,060	$103,479	$—	$251,971
Advisory Fees	—	—	—	76,568	76,568
Transaction and Other Fees, Net	31,972	1,942	1,345	1	35,260
Management Fee Offsets	—	(489)	(689)	—	(1,178)

Total Management and Advisory Fees	97,404	84,513	104,135	76,569	362,621

Performance Fees and Allocations
Realized	46,175	5,948	1,758	—	53,881
Unrealized	45,549	11,391	75,393	—	132,333

Total Performance Fees and Allocations	91,724	17,339	77,151	—	186,214

Investment Income (Loss)
Realized	(495)	2,632	2,983	187	5,307
Unrealized	84,684	46,892	19,715	230	151,521

Total Investment Income (Loss)	84,189	49,524	22,698	417	156,828
Interest and Dividend Revenue	3,428	2,718	1,148	1,396	8,690
Other	100	(1,876)	(542)	(932)	(3,250)

Total Revenues	276,845	152,218	204,590	77,450	711,103

Expenses
Compensation and Benefits
Base Compensation	46,910	40,150	49,085	54,492	190,637
Performance Fee Related
Realized	6,005	1,524	212	—	7,741
Unrealized	6,344	6,937	41,319	—	54,600

Total Compensation and Benefits	59,259	48,611	90,616	54,492	252,978
Other Operating Expenses	24,431	14,290	19,575	14,727	73,023

Total Expenses	83,690	62,901	110,191	69,219	326,001

Economic Net Income	$193,155	$89,317	$94,399	$8,231	$385,102

Segment Assets	$3,526,373	$2,318,640	$2,313,250	$423,288	$8,581,551

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2010:

	As of and for the Three Months Ended March 31, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$711,103	$(9,864	)(a)	$701,239
Expenses	$326,001	$774,713	(b)	$1,100,714
Other Income (Loss)	$—	$171,804	(c)	$171,804
Economic Net Income (Loss)	$385,102	$(612,773	)(d)	$(227,671)
Total Assets	$8,581,551	$4,904,766	(e)	$13,486,317

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

Three Months Ended March 31, 2010
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$2,762
Fund Expenses Added in Consolidation	708
Redeemable and Non-Redeemable Non-Controlling Interests in Income of Consolidated Entities	168,334

Total Consolidation Adjustments	$171,804

(d)	The reconciliation of Economic Net Income (Loss) to Income (Loss) Before Benefit for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

Three Months Ended March 31, 2010
Economic Net Income	$385,102

Adjustments:
Amortization of Intangibles	(39,512)
IPO and Acquisition-Related Charges	(726,722)
Income Associated with Non-Controlling Interests in Income of Consolidated Entities	159,935
Management Fee Revenues Associated with Consolidated CLO Vehicles	(6,474)

Total Adjustments	(612,773)

Income (Loss) Before Provision for Taxes	$(227,671)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four reportable segments for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Revenues
Management and Advisory Fees
Base Management Fees	$68,431	$80,198	$96,503	$—	$245,132
Advisory Fees	—	—	—	90,940	90,940
Transaction and Other Fees, Net	10,328	3,140	443	—	13,911
Management Fee Offsets	—	(1,193)	(4,213)	—	(5,406)

Total Management and Advisory Fees	78,759	82,145	92,733	90,940	344,577

Performance Fees and Allocations
Realized	—	646	—	—	646
Unrealized	4,818	(229,219)	9,922	—	(214,479)

Total Performance Fees and Allocations	4,818	(228,573)	9,922	—	(213,833)

Investment Income (Loss)
Realized	(344)	1,397	(11,998)	—	(10,945)
Unrealized	(15,165)	(67,239)	8,090	—	(74,314)

Total Investment Income (Loss)	(15,509)	(65,842)	(3,908)	—	(85,259)
Interest and Dividend Revenue	(152)	384	709	1,044	1,985
Other	180	(669)	(253)	(943)	(1,685)

Total Revenues	68,096	(212,555)	99,203	91,041	45,785

Expenses
Compensation and Benefits
Base Compensation	36,848	36,002	53,707	50,952	177,509
Performance Fee Related
Realized	(6)	2,138	57	—	2,189
Unrealized	(41,966)	(75,459)	7,370	—	(110,055)

Total Compensation and Benefits	(5,124)	(37,319)	61,134	50,952	69,643
Other Operating Expenses	20,108	12,615	23,645	12,976	69,344

Total Expenses	14,984	(24,704)	84,779	63,928	138,987

Economic Net Income (Loss)	$53,112	$(187,851)	$14,424	$27,113	$(93,202)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Reportable Segments to Blackstone’s Income Before Provision for Taxes for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$45,785	$(871	)(a)	$44,914
Expenses	$138,987	$783,371	(b)	$922,358
Other Income (Loss)	$—	$(34,763	)(c)	$(34,763)
Economic Net Income (Loss)	$(93,202)	$(819,005	)(d)	$(912,207)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

Three Months Ended March 31, 2009
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(1,602)
Fund Expenses Added in Consolidation	3,582
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(36,743)

Total Consolidation Adjustments	$(34,763)

(d)	The reconciliation of Economic Net Income (Loss) to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

Three Months Ended March 31, 2009
Economic Net Income (Loss)	$(93,202)

Adjustments:
Amortization of Intangibles	(39,513)
IPO and Acquisition-Related Charges	(741,057)
Income (Loss) Associated with Non-Controlling Interests in Income (Loss) of Consolidated Entities	(38,435)

Total Adjustments	(819,005)

Income (Loss) Before Provision for Taxes	$(912,207)

17.	SUBSEQUENT EVENTS

On April 1, 2010, the Partnership acquired, through GSO, management agreements relating to certain collateralized debt obligations (“CDO”) and CLO vehicles previously managed by Callidus Capital Management, LLC. The acquisition is expected to have a material impact on the consolidated statement of financial condition. Based on the fair values of CLO assets and liabilities managed under such contracts, the consolidated assets and liabilities of Blackstone will increase by approximately $3.0 billion and $2.8 billion, respectively. There is no material impact to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2010
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$627,257	$—	$—	$627,257
Cash Held by Blackstone Funds and Other	—	276,540	—	276,540
Investments	3,122,593	4,758,879	(209,898)	7,671,574
Accounts Receivable	309,070	68,866	—	377,936
Due from Affiliates	730,843	33,311	(24,080)	740,074
Intangible Assets, Net	879,965	—	—	879,965
Goodwill	1,703,602	—	—	1,703,602
Other Assets	183,045	1,148	—	184,193
Deferred Tax Assets	1,025,176	—	—	1,025,176

Total Assets	$8,581,551	$5,138,744	$(233,978)	$13,486,317

Liabilities and Partners’ Capital
Loans Payable	$631,634	$3,341,457	$—	$3,973,091
Due to Affiliates	1,407,469	261,394	(23,290)	1,645,573
Accrued Compensation and Benefits	421,829	1,574	—	423,403
Accounts Payable, Accrued Expenses and Other Liabilities	266,342	182,778	(791)	448,329

Total Liabilities	2,727,274	3,787,203	(24,081)	6,490,396

Redeemable Non-Controlling Interests in Consolidated Entities	—	—	545,348	545,348

Partners’ Capital
Partners’ Capital	3,444,870	748,722	(755,245)	3,438,347
Appropriated Partners’ Capital	—	298,164	—	298,164
Accumulated Other Comprehensive Income	1,709	—	—	1,709
Non-Controlling Interests in Consolidated Entities	267,303	304,655	—	571,958
Non-Controlling Interests in Blackstone Holdings	2,140,395	—	—	2,140,395

Total Partners’ Capital	5,854,277	1,351,541	(755,245)	6,450,573

Total Liabilities and Partners’ Capital	$8,581,551	$5,138,744	$(233,978)	$13,486,317

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition—(Continued)

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

GSO Co-Investment Partners LLC

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

The Asia Opportunities Fund L.P.

Private equity side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Real estate side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Mezzanine side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Collateralized loan obligation vehicles*

*	Consolidated as of March 31, 2010 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s Condensed Consolidated Financial Statements and the related notes included within this Quarterly Report on Form 10-Q.

Our Business

Blackstone is one of the largest independent managers of private capital in the world. We also provide a wide range of financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services.

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

•

Credit and Marketable Alternatives. Our credit and marketable alternatives segment is comprised of our management of funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly-traded closed-end mutual funds. Our funds of hedge funds operation was organized in 1990 and has developed into a leading manager of institutional fund of hedge fund assets across a wide variety of strategies. Our credit-oriented funds and CLOs are managed by our subsidiary, GSO Capital Partners (“GSO”), a major participant in the leveraged finance market. GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “carried interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and resultant investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy as well as other market conditions.

Business Environment

Equity and credit markets rose in most regions of the world in the first quarter of 2010, although to a lesser extent than in late 2009. Downward pressure from sovereign debt issues in the Eurozone, as well as monetary tightening in China, were offset by strong corporate earnings, several positive economic data points and generally improving investor sentiment.

In the United States, there is a growing consensus that the risk of a double dip recession has abated which is positively impacting markets. Investor appetite for risk has continued to increase as market participants search for yield in a sustained low interest rate environment. Equity and credit markets benefited from positive fund flows and improving fundamentals in the first quarter. The S&P 500 rose for the fourth consecutive quarter, while high yield credit spreads modestly tightened and average leveraged loan prices continued to improve.

In real estate, the fundamental picture continued to improve in the first quarter. In office, major markets are each recovering albeit at a different pace. Increases in vacancy rates continued to moderate, with some markets, such as New York and London, actually showing signs of decreasing vacancy. As a general matter, leasing activity has picked up considerably over 2009 levels, but is still below historical norms. In hospitality, industry-wide Revenue Per Available Room (industry “RevPAR”), an important industry metric, grew 4% in March, which was the first month of growth in nearly two years.

Commodity prices were mixed in the first quarter, with a modest increase in oil prices occurring late in the quarter. The U.S. dollar rose against each of the Euro and Pound Sterling by 6.0% and 6.4%, respectively. Monetary policy remained accommodative in several markets in the first quarter, although certain foreign governments, such as China, raised interest rates and took additional steps to reduce liquidity. The outlook for global monetary policy is uncertain.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transactions

Acquisition of Management Agreements Related to CDO and CLO Vehicles

On April 1, 2010, the Partnership acquired, through GSO, management agreements relating to certain collateralized debt obligations (“CDO”) and CLO vehicles previously managed by Callidus Capital Management, LLC. The acquisition is expected to have a material impact on the consolidated statement of financial condition. Based on the fair values of CLO assets and liabilities managed under such contracts, the consolidated assets and liabilities of Blackstone will increase by approximately $3.0 billion and $2.8 billion, respectively. There is no material impact to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees and allocations, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business, Incentive

Arrangements / Fee Structure” and “— Critical Accounting Policies, Revenue Recognition” in our 2009 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees and Allocations are generated.

Management and Advisory Fees — Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from the limited partners of funds in each of its managed funds on any of the following bases: as a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. Base management fees are based on contractual terms specified in the underlying investment advisory agreements.

Transaction and other fees (including monitoring fees) are fees charged directly to portfolio companies. The investment advisory agreements generally require that the investment advisor reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reduction”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by our limited partners, which are granted based on the amount of expense incurred by our limited partners for placement fees.

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

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Condensed Consolidated Statements of Financial Condition.

Performance Fees and Allocations — Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance resulting in a negative adjustment to carried interest allocated to the general partner, that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

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

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions, from its non-consolidated funds. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest and Dividend Revenue — Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone.

Other Revenue – Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Compensation and Benefits — Base Compensation — Base compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation — Compensation cost relating to the issuance of share-based awards to employees, including senior managing directors, is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits — Performance Fee Related — Performance fee related compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a certain portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income is reflected in the Condensed Consolidated Financial Statements.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a reserve is established. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Condensed Consolidated Statements of Operations.

There remains some uncertainty regarding Blackstone’s future taxation levels. In 2007, Congress considered legislation that would tax as corporations publicly traded partnerships that directly or indirectly derive income from investment adviser or asset management services. If we were taxed as a corporation, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 10%. If a variation of this proposed legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, this could materially increase our tax liability, and could well result in a reduction in the market price of our common units.

In 2008, the U.S. House of Representatives passed a bill that would generally (a) treat carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would generally require us to hold interests in entities earning such income through taxable subsidiary corporations by the end of 2010, and (b) tax carried interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain, starting with our 2008 taxable year. In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would tax carried interest as ordinary income starting this taxable year. However, under a transition rule, the portion of such legislation treating carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships would not apply until our first taxable year beginning 10 years after the date of the enactment of the legislation. In addition, the Obama administration proposed in its published revenue proposals for both 2010 and 2011 that the current law regarding the treatment of carried interest be changed to treat such income as income received in connection with the performance of services and subject to ordinary income tax. It is not possible at this time to meaningfully quantify the potential impact on Blackstone of this potential future legislation. Multiple versions of legislation in this area have been proposed over the last few years that have included significantly different provisions regarding effective dates and the treatment of invested capital, tiered entities and cross-border operations, among other matters. Depending upon what version of the legislation, if any, were enacted, the potential impact on a public company such as Blackstone in a given year could differ dramatically and could be material.

Economic Net Income

Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all reportable segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 16. “Segment Reporting” in the “Notes to the Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for our detailed discussion of Distributable Earnings.

Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Reportable Segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees and Allocations, and (e) Realized Investment Income (Loss); less (a) Base Compensation, (b) Realized Performance Fee Related Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

Net Fee Related Earnings from Operations

Blackstone uses Net Fee Related Earnings from Operations as a key measure to highlight earnings from operations excluding: (a) the income related to performance fees and allocations and related performance fee related compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Net Fee Related Earnings from Operations equals contractual fee revenues and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, carried interest and incentive fee compensation), (b) other operating expenses and (c) cash taxes due on earnings from operations as calculated using a similar methodology as applied in calculating the current tax provision (benefit) for The Blackstone Group L.P. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations.

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2010 and 2009. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$354,820	$341,172	$13,648	4%
Performance Fees and Allocations
Realized	54,049	646	53,403	N/M
Unrealized	131,779	(214,894)	346,673	N/M

Total Performance Fees and Allocations	185,828	(214,248)	400,076	N/M

Investment Income (Loss)
Realized	5,726	(69)	5,795	N/M
Unrealized	149,220	(82,384)	231,604	N/M

Total Investment Income (Loss)	154,946	(82,453)	237,399	N/M

Interest and Dividend Revenue	8,895	2,127	6,768	N/M
Other	(3,250)	(1,684)	(1,566)	-93%

Total Revenues	701,239	44,914	656,325	N/M

Expenses
Compensation and Benefits
Base Compensation	924,950	920,213	4,737	1%
Performance Fee Related
Realized	7,741	2,189	5,552	N/M
Unrealized	54,600	(110,055)	164,655	N/M

Total Compensation and Benefits	987,291	812,347	174,944	22%
General, Administrative and Other	106,379	105,600	779	1%
Interest Expense	7,185	1,399	5,786	N/M
Fund Expenses	(141)	3,012	(3,153)	N/M

Total Expenses	1,100,714	922,358	178,356	19%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities (a)	171,804	(34,763)	206,567	N/M

Income (Loss) Before Provision for Taxes (a)	(227,671)	(912,207)	684,536	75%
Provision for Taxes	9,635	17,731	(8,096)	-46%

Net Income (Loss) (a)	(237,306)	(929,938)	692,632	74%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	23,969	2,596	21,373	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities (a)	135,966	(41,031)	176,997	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(275,864)	(659,929)	384,065	58%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(121,377)	$(231,574)	$110,197	48%

(a)	The amounts reported for the three months ended March 31, 2010 reflect an adjustment from those reported in our earnings release dated April 22, 2010.

Revenues

Total Revenues were $701.2 million for the three months ended March 31, 2010, an increase of $656.3 million compared to Total Revenues for the three months ended March 31, 2009 of $44.9 million. The increase in revenues was primarily attributable to an increase of $400.1 million in Performance Fees and Allocations, which were $185.8 million for the current year, and an increase of $237.4 million in Investment Income (Loss) to $154.9 million for the current year. Management and Advisory Fees were $354.8 million for the current year, an increase of $13.6 million compared to the prior year. While Base Management Fees remained relatively unchanged, Transaction and Other Fees increased approximately $17.7 million, primarily driven by a one time fee related to the exit of one of our BCP investments. The improvements in Performance Fees and Allocations and Investment Income (Loss) were driven by improved returns across virtually all funds in our Private Equity, Real Estate and Credit and Marketable Alternatives segments. Our Private Equity funds had a net internal rate of return (“IRR”) of 15% in the first quarter of 2010 compared to (5)% in the first quarter of 2009. Our real estate carry funds had a net IRR of 10% in the first quarter of 2010 compared to (17)% in the first quarter of 2009, while our real estate debt investment hedge funds had net returns of 9% in 2010 and (2)% in the first quarter of 2009. Our funds of hedge funds had a composite net return of 3% in the first quarter of 2010 compared to 1% in the first quarter of 2009. The Realized Performance Fees and Allocations of $54.0 million were primarily attributable to the Private Equity and Real Estate segments with $46.2 million and $5.9 million, respectively.

Expenses

Expenses were $1.1 billion for the three months ended March 31, 2010, an increase of $178.4 million, or 19%, compared to $922.4 million for the three months ended March 31, 2009. The increase was primarily attributable to an increase in Compensation and Benefits to $987.3 million from $812.3 million in 2009. Performance Fee Related Compensation was $(107.9) million for the three months ended March 31, 2009 which principally includes the reversal of prior period carried interest allocations to certain personnel due to a net reduction in the fair value of underlying funds’ investments. Base Compensation remained relatively unchanged. General, Administrative and Other expenses remained relatively unchanged. Our expenses are primarily driven by levels of business activity, revenue growth and headcount.

Other Income (Loss)

Other Income (Loss) was $171.8 million for the three months ended March 31, 2010, an increase of $206.6 million compared to $(34.8) million for the three months ended March 31, 2009. The change was due to improved performance of consolidated Blackstone Funds for the three months ended March 31, 2010.

Operating Metrics

The following table presents certain operating metrics for the three months ended March 31, 2010 and 2009. For a description of how assets under management and fee-earning assets under management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$96,096,997	$91,041,057	$5,055,940	6%
Inflows, including Commitments (a)	2,500,618	2,666,725	(166,107)	-6%
Outflows, including Distributions (b)	(964,338)	(1,006,260)	41,922	4%
Market Appreciation (Depreciation) (c)	436,895	(473,956)	910,851	N/M

Balance, End of Period (d)	$98,070,172	$92,227,566	$5,842,606	6%

Assets Under Management (End of Period) (d)	$104,515,848	$92,545,168	$11,970,680	13%

Capital Deployed
Limited Partner Capital Invested	$969,824	$619,622	$350,202	57%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(d)	Fee-Earning Assets Under Management and Assets Under Management include $529.4 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $98.1 billion at March 31, 2010, an increase of $5.8 billion, or 6%, compared with $92.2 billion at March 31, 2009. The increase was primarily driven by $4.2 billion of net appreciation in our funds of hedge funds, $1.1 billion in our credit platform funds and $795.0 million in our closed-end mutual funds. Additionally, our Real Estate segment contributed inflows of $1.1 billion while Private Equity experienced a decline of $287.2 million primarily related to several exits from our portfolio companies.

Assets Under Management

Assets Under Management were $104.5 billion at March 31, 2010, an increase of $12.0 billion, or 13%, compared with $92.5 billion at March 31, 2009. The change was principally due to net appreciation of $8.1 billion and $5.9 billion in our Credit and Marketable Alternatives and Private Equity segments, respectively. This was offset by $485.4 million of net depreciation in our Real Estate Segment. Additionally, we had realizations of $2.1 billion and $1.2 billion in our Private Equity and Credit and Marketable Alternatives segments, respectively.

Limited Partner Capital Invested

Limited Partner Capital Invested was $969.8 million for the three months ended March 31, 2010, an increase of $350.2 million, or 57%, compared to $619.6 million for the three months ended March 31, 2009. The change reflected an increase in the size and volume of consummated transactions compared to the prior year.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$65,432	$68,431	$(2,999)	-4%
Transaction and Other Fees, Net	31,972	10,328	21,644	N/M

Total Management Fees	97,404	78,759	18,645	24%

Performance Fees and Allocations
Realized	46,175	—	46,175	N/M
Unrealized	45,549	4,818	40,731	N/M

Total Performance Fees and Allocations	91,724	4,818	86,906	N/M

Investment Income (Loss)
Realized	(495)	(344)	(151)	-44%
Unrealized	84,684	(15,165)	99,849	N/M

Total Investment Income (Loss)	84,189	(15,509)	99,698	N/M
Interest and Dividend Revenue	3,428	(152)	3,580	N/M
Other	100	180	(80)	-44%

Total Revenues	276,845	68,096	208,749	N/M

Expenses
Compensation and Benefits
Base Compensation	46,910	36,848	10,062	27%
Performance Fee Related
Realized	6,005	(6)	6,011	N/M
Unrealized	6,344	(41,966)	48,310	N/M

Total Compensation and Benefits	59,259	(5,124)	64,383	N/M
Other Operating Expenses	24,431	20,108	4,323	21%

Total Expenses	83,690	14,984	68,706	N/M

Economic Net Income	$193,155	$53,112	$140,043	N/M

Revenues

Revenues were $276.8 million for the three months ended March 31, 2010, an increase of $208.7 million compared to $68.1 million for the three months ended March 31, 2009. The increase in revenues was primarily attributed to an increase of $99.7 million in Investment Income (Loss), an increase of $86.9 million in Performance Fees and Allocations and an increase of $18.6 million in Total Management Fees.

Investment Income (Loss) was $84.2 million, an increase of $99.7 million compared to $(15.5) million for the three months ended March 31, 2009. Performance Fees and Allocations, which are determined on a fund by fund basis, were $91.7 million for the three months ended March 31, 2010, an increase of $86.9 million compared to $4.8 million for the three months ended March 31, 2009. These increases were driven by the improved performance of our funds, which had a net IRR of 15% for the quarter compared to a net IRR of (5)% in the first quarter of 2009. The fair value appreciation for the current quarter was primarily due to improved operating performance accretion and improved outlook for the private portfolio, increased interest from strategic buyers and restructurings. Compared to the prior year, portfolio companies making up approximately half of our funds’ fair value had growth in revenue and three-fourths had growth in EBITDA. At a fund level, the appreciation in fair value of our private portfolio was primarily attributed to BCP V and BCP IV. BCP V generated $65.4 million in Investment Income while BCP IV generated $92.3 million and $14.7 million in Performance Fees and Allocations and Investment Income (Loss), respectively. At March 31, 2010, the unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our contributed Private Equity funds represented 1.4 times investors’ original investments; excluding funds which are still in their Investment Period, the historical returns were 2.2 times investors’ original investments.

The Realized Performance Fees and Allocations for the three months ended March 31, 2010 of $46.2 million was primarily attributable to the secondary offering of TRW Automotive, one of our publicly traded portfolio investments, and distributions from certain of our investments in the healthcare and financial services industries. Realized Investment Income (Loss) of $(0.5) million was relatively unchanged from the prior year.

Total Management Fees were $97.4 million for the three months ended March 31, 2010, an increase of $18.6 million compared to $78.8 million for the three months ended March 31, 2009. Transaction and Other Fees increased $21.6 million primarily due to a one time fee related to the exit of one of our fund investments and a $4.4 million increase in transaction fees. Base Management Fees decreased $3.0 million to $65.4 million primarily due to a decrease in fee-earning assets under management for the comparable period, as a result of realizations in funds that we charge fees based on invested capital.

Expenses

Expenses were $83.7 million for the three months ended March 31, 2010, an increase of $68.7 million, compared to $15.0 million for the three months ended March 31, 2009. Compensation and Benefits increased in total with Base Compensation increasing $10.1 million to $46.9 million and Performance Fee Related Compensation increasing $54.3 million to $12.3 million compared to the prior year. In the first quarter of 2010, the Performance Fee Related Compensation of $12.3 million was primarily a result of strong performance in BCP IV. In the first quarter of 2009, the negative $42.0 million Performance Fee Related Compensation was the result of reversals of compensation accrued in prior periods due to unrealized valuation reductions on certain investments and a change to our carry compensation plan. Other Operating Expenses increased $4.3 million to $24.4 million, principally due to an increase in interest expense. Realized Performance Fee Related Compensation was driven by the same factors which drove Realized Performance Fees and Allocations Revenue.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$24,521,394	$25,509,163	$(987,769)	-4%
Inflows, including Commitments	816,898	37,123	779,775	N/M
Outflows, including Distributions	(171,630)	(9,745)	(161,885)	N/M
Market Appreciation (Depreciation)	7,274	(75,402)	82,676	N/M

Balance, End of Period (a)	$25,173,936	$25,461,139	$(287,203)	-1%

Assets Under Management (End of Period) (a)	$28,022,326	$23,202,949	$4,819,377	21%

Capital Deployed
Limited Partner Capital Invested	$387,904	$196,140	$191,764	98%

(a)	Fee-Earning Assets Under Management and Assets Under Management include $529.4 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.2 billion at March 31, 2010, a decrease of $287.2 million compared with $25.5 billion at March 31, 2009. Outflows were driven primarily by realizations in our funds that charge management fees based on invested capital. The inflows of $816.9 million in the first quarter of 2010 were driven by capital raised for a joint venture in Korea, in which we hold a minority interest, and investments made by funds in which we charge fees based on invested capital. Market appreciation of $7.3 million in the first quarter of 2010 was due to the foreign exchange impact on management fees earned from our joint venture in Korea, which has an immaterial impact on the performance of our funds. In the first quarter of 2009, market depreciation of $75.4 million represented certain assets in our BCP IV and BCOM funds that were valued at zero and for which we are no longer entitled to charge a management fee. Despite valuing these assets at zero, BCP IV and BCOM achieved net returns of 1% and negative 13%, respectively, and generated a combined $4.8 million in performance fees and allocations in the first quarter of 2009.

Assets Under Management

Assets Under Management were $28.0 billion at March 31, 2010, an increase of $4.8 billion, or 21%, compared with $23.2 billion at March 31, 2009. The increase was primarily due to net appreciation of $5.9 billion in the fair value of our portfolio investments and inflows of $1.0 billion, partially offset by realizations of $2.1 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $387.9 million for the three months ended March 31, 2010, an increase of $191.8 million, or 98%, compared to $196.1 million for the three months ended March 31, 2009. The increase was primarily attributable to an increase in the size of transactions on which we earned fees.

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

The following table presents the Net Internal Rates of Return of our significant BCP funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Three Months Ended March 31,		March 31, 2010 Inception to Date
Fund	2010	2009	Total	Realized (b)
BCP IV	8%	1%	40%	63%
BCP V	20%	-6%	-4%	20%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and carried interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The net internal rates of returns for each of BCP IV and BCP V for the quarter ended March 31, 2010 were positive compared to the relatively flat to negative returns for each of these funds in the same quarter last year. Generally, the funds have experienced positive returns due to improved operating performance accretion and improved outlook for privately held investments, increased interest from strategic buyers and restructurings as well as increases in the prices of our publicly traded investments over the course of 2009 and through the three months ended March 31, 2010.

The following table presents the investment record of the Private Equity funds from inception through March 31, 2010 for funds with expired investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)				(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	19%	2.6	$679	$1,742	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,249	32%	2.5	1,201	3,123	37%	2.6
BCP III (Aug 1997 / Nov 2002)	4,026	7,979	13%	2.0	3,402	6,953	18%	2.0
BCOM (June 2000 / Jun 2006)	2,132	2,902	8%	1.4	1,215	2,149	25%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,200	17,440	40%	2.4	4,353	13,334	63%	3.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value. Net IRR is after management fees, expenses and carried interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and carried interest, divided by total invested capital.
(e)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.7 billion.

The following table presents the investment record of the Private Equity funds from inception through March 31, 2010 for funds with open investment periods:

Funds in the Investment Period
		Total Investments				Realized / Partially Realized Investments (a)
		Total				Total
Fund (Investment Period)	Available Capital (b)	Invested Capital	Carrying Value (c)	Net IRR (d)	MOIC (e)	Invested Capital	Carrying Value (c) (f)	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$4,369	$16,949	$16,088	-4%	0.9	$1,504	$2,399	20%	1.6

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments less invested capital and includes $1.3 billion committed to deals but not yet invested. The segment has $933.3 million of Available Capital that has been reserved for add-on investments in funds that are fully invested and $529.4 million in a joint venture.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value. Net IRR is after management fees, expenses and carried interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and carried interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.0 billion.

As of March 31, 2010, all fully invested Private Equity funds (BCOM, BCP IV) were above their respective carried interest thresholds (ie. the preferred return payable to our limited partners before the general partner is eligible to receive carried interest). As of March 31, 2010, BCP IV was above its carried interest threshold even if all remaining investments were deemed worthless.

The following table presents the carried interest status of our Private Equity funds in their investment period which are currently not generating performance fees as of March 31, 2010:

		Gain to Cross Carried Interest Threshold (a)
Funds in the Investment Period	Available Capital	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$4,369	$4,834	11%

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
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$83,060	$80,198	$2,862	4%
Transaction and Other Fees, Net	1,942	3,140	(1,198)	-38%
Management Fee Offsets	(489)	(1,193)	704	59%

Total Management Fees	84,513	82,145	2,368	3%

Performance Fees and Allocations
Realized	5,948	646	5,302	N/M
Unrealized	11,391	(229,219)	240,610	N/M

Total Performance Fees and Allocations	17,339	(228,573)	245,912	N/M

Investment Income (Loss)
Realized	2,632	1,397	1,235	88%
Unrealized	46,892	(67,239)	114,131	N/M

Total Investment Income (Loss)	49,524	(65,842)	115,366	N/M
Interest and Dividend Revenue	2,718	384	2,334	N/M
Other	(1,876)	(669)	(1,207)	-180%

Total Revenues	152,218	(212,555)	364,773	N/M

Expenses
Compensation and Benefits
Base Compensation	40,150	36,002	4,148	12%
Performance Fee Related
Realized	1,524	2,138	(614)	-29%
Unrealized	6,937	(75,459)	82,396	N/M

Total Compensation and Benefits	48,611	(37,319)	85,930	N/M
Other Operating Expenses	14,290	12,615	1,675	13%

Total Expenses	62,901	(24,704)	87,605	N/M

Economic Net Income (Loss)	$89,317	$(187,851)	$277,168	N/M

Revenues

Revenues were $152.2 million for the three months ended March 31, 2010, an improvement of $364.8 million compared to $(212.6) million for the three months ended March 31, 2009. The increase in revenues was primarily attributable to an improvement of $245.9 million in Performance Fees and Allocations, an improvement of $115.4 million in Investment Income (Loss) and an increase of $2.4 million in Total Management Fees.

Performance Fees and Allocations, which are determined on a fund by fund basis, were $17.3 million for the three months ended March 31, 2010, an improvement of $245.9 million compared to $(228.6) million for the prior year. Investment Income (Loss) was $49.5 million for the three months ended March 31, 2010, an improvement of $115.4 million compared to $(65.8) million for the three months ended March 31, 2009. These improvements were driven by the improved performance of our carry funds, which had a net IRR of 10% for the first quarter of 2010 compared to a net IRR of (17)% in the first quarter of 2009, and our real estate debt investment funds, which had a net IRR of 9% for the current quarter and (2)% for the prior year quarter. The improved performance in the Real Estate carry funds, specifically our holdings in Hilton, EOP and Broadgate, was due to improved operating performance across our investments, modestly reduced capitalization rates and the impact of the purchase of portfolio company debt at a discount. In aggregate, our real estate debt investment funds contributed $14.7 million to Performance Fees and Allocations for the three months ended March 31, 2010. Investment Income (Loss) was driven by an increase of $38.9 million in unrealized valuations for BREP VI. In the three months ended March 31, 2009, the funds experienced significant unrealized valuation reductions. As a result, prior period performance fees were reversed, primarily in BREP IV and V, resulting in a loss of $(228.6) million for the first quarter of 2009.

The Realized Performance Fees and Allocations and Investment Income (Loss) for the three months ended March 31, 2010 of $5.9 million and $2.6 million, respectively, were modestly improved from 2009.

Total Management Fees were $84.5 million for the three months ended March 31, 2010, an increase of $2.4 million compared to $82.1 million for the three months ended March 31, 2009. Base Management Fees were $83.1 million for the three months ended March 31, 2010, an increase of $2.9 million compared to the prior year, driven by an increase in Fee-Earning Assets Under Management of 4% from the prior year, which was primarily from capital invested by our debt investment funds.

Expenses

Expenses were $62.9 million for the three months ended March 31, 2010, an increase of $87.6 million, compared to $(24.7) million for the three months ended March 31, 2009. Base Compensation rose 12%, or $4.1 million, to $40.2 million for the year. Performance Fee Related Compensation was $8.5 million for the three months ended March 31, 2010, an increase of $81.8 million compared to $(73.3) million for the prior year, a result of positive Performance Fees and Allocations revenue in the current year compared to the reversal of prior period accrued performance fees in the prior year. Other Operating Expenses increased $1.7 million to $14.3 million, principally due to an increase in interest expense.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$23,708,057	$22,970,438	$737,619	3%
Inflows, including Commitments	275,838	188,324	87,514	46%
Outflows, including Distributions	(9,262)	(76,766)	67,504	88%
Market Appreciation (Depreciation)	(153,936)	(214,004)	60,068	28%

Balance, End of Period	$23,820,697	$22,867,992	$952,705	4%

Assets Under Management (End of Period)	$21,880,655	$21,454,095	$426,560	2%

Capital Deployed
Limited Partner Capital Invested	$424,868	$215,123	$209,745	98%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $23.8 billion at March 31, 2010, an increase of $952.7 million, or 4%, compared with $22.9 billion at March 31, 2009. Current year inflows of $275.8 million were primarily related to capital invested by our debt investment funds. Current year outflows were $9.3 million, primarily due to realizations, as were the prior year outflows of $76.8 million. Market depreciation in the current year period of $153.9 million was due to the impact of unfavorable foreign exchange fluctuations on committed capital for our European focused real estate fund which was partially offset by net valuation increases for certain of our debt investment funds that charge management fees based on net asset value. Prior year market depreciation of $214.0 million was due to the unfavorable foreign exchange impact on commitments from our European focused real estate fund. Despite the foreign exchange impact, BREP Europe III was able to achieve a net return of 73% in the first quarter of 2010 (there were no investments during the first quarter of 2009).

Assets Under Management

At March 31, 2010, Assets Under Management were $21.9 billion, an increase of $426.6 million, or 2%, compared with $21.5 billion at March 31, 2009. The change was primarily due to capital raised by our debt investment funds, partially offset by market depreciation and outflows.

Limited Partner Capital Invested

For the three months ended March 31, 2010, Limited Partner Capital Invested was $424.9 million, an increase of $209.7 million, or 98%, from $215.1 million for the three months ended March 31, 2009. This increase reflected increased investment activity by our BREP VI and debt investment funds.

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

The following table presents the Net Internal Rates of Return of our significant Real Estate funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Three Months Ended March 31,		March 31, 2010 Inception to Date
Fund	2010	2009	Total	Realized (b)
BREP IV	—	-18%	13%	69%
BREP V	3%	-18%	-5%	76%
BREP International	-1%	—	28%	36%
BREP International II	5%	-21%	-23%	3%
BREP VI	24%	-16%	-23%	95%
BREP Europe III (c)	73%	N/A	-25%	N/A
BSSF I	7%	-2%	26%	N/A
BSSF II	6%	N/A	25%	103%
CMBS	9%	N/A	28%	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and performance fee allocations.

(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	BREP Europe III had a negative net IRR inception to date due to the offset of cumulative billed management fees.

The Real Estate funds’ net internal rates of return for the three months ended March 31, 2010 were improved for all funds except BREP International compared to the negative returns for each of these funds for the three months ended March 31, 2009. Generally, relative stabilization in the fundamentals of the BREP funds’ hotels, improving market conditions in the BREP funds’ office investments and the opportunity to acquire certain property level debt below par, has led to increases in the valuation of our investments.

The following table presents the investment record of the Real Estate funds from inception through March 31, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)				(Dollars in Millions)
Pre-BREP	$141	$345	33%	2.5	$141	$345	33%	2.5
BREP I (Sep 1994 / Oct 1996)	467	1,328	40%	2.8	467	1,328	40%	2.8
BREP II (Oct 1996 / Mar 1999)	1,219	2,525	19%	2.1	1,219	2,525	19%	2.1
BREP III (Apr 1999 / Apr 2003)	1,415	3,330	21%	2.4	1,338	3,300	23%	2.5
BREP Int’l (Jan 2001 / Sep 2005)	757	1,579	28%	2.1	658	1,518	36%	2.3
BREP IV (Apr 2003 / Dec 2005)	2,737	3,586	13%	1.3	1,058	2,480	69%	2.3
BREP V (Dec 2005 / Feb 2007)	5,183	4,841	-5%	0.9	951	1,765	76%	1.9
BREP Int’l II (Sep 2005 / Jun 2008)	1,742	1,023	-23%	0.6	208	248	3%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and carried interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and carried interest, divided by total invested capital.
(e)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $676.3 million.

The following table presents the investment record of the Real Estate funds, excluding separately managed accounts, from inception through March 31, 2010 for funds with open investment periods:

	Funds in the Investment Period
		Total Investment
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$6,046	$4,985	$3,120	-23%	0.6
BREP Europe III (Jun 2008 / Dec 2013) (e)	4,215	126	222	-25%	1.8
BSSF II (Jul 2009 / Aug 2017)	418	443	523	25%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments less invested capital. It includes $451.3 million committed to deals but not yet invested. Additionally, the segment has $1.2 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and carried interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and carried interest, divided by total invested capital.
(e)	BREP Europe III had a MOIC of 1.8 and a negative net IRR due to the offset of cumulative billed management fees, which reduce the IRR but not the MOIC, as described in notes (c) and (d).

The following table presents the carried interest status of our Real Estate funds with expired investment periods which are currently not generating performance fees as of March 31, 2010:

	Gain to Cross Carried Interest Threshold (b)
Fully Invested Funds (a)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BREP V (Dec 2005 / Feb 2007)	$1,468	10%
BREP Int’l II (Sep 2005 / Jun 2008)	$1,256	22%

(a)	As of March 31, 2010: (a) BREP International was above its carried interest preferred return threshold even if all remaining investments were deemed worthless, and (b) BREP IV was above its carried interest preferred return threshold.
(b)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

The following table presents the carried interest status of our Real Estate funds with open investment periods that are currently not generating performance fees as of March 31, 2010:

		Gain to Cross Carried Interest Threshold (b)
Fund in the Investment Period (a)	Available Capital	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$6,046	$3,328	22%
BREP Europe III (Jun 2008 / Dec 2013)	$4,215	$26	N/M

(a)	As of March 31, 2010, BSSF II was above its carried interest preferred return threshold.
(b)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Credit and Marketable Alternatives

The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$103,479	$96,503	$6,976	7%
Transaction and Other Fees, Net	1,345	443	902	N/M
Management Fee Offsets	(689)	(4,213)	3,524	84%

Total Management Fees	104,135	92,733	11,402	12%

Performance Fees and Allocations
Realized	1,758	—	1,758	N/M
Unrealized	75,393	9,922	65,471	N/M

Total Performance Fees and Allocations	77,151	9,922	67,229	N/M

Investment Income (Loss)
Realized	2,983	(11,998)	14,981	N/M
Unrealized	19,715	8,090	11,625	144%

Total Investment Income (Loss)	22,698	(3,908)	26,606	N/M
Interest and Dividend Revenue	1,148	709	439	62%
Other	(542)	(253)	(289)	-114%

Total Revenues	204,590	99,203	105,387	106%

Expenses
Compensation and Benefits
Base Compensation	49,085	53,707	(4,622)	-9%
Performance Fee Related
Realized	212	57	155	N/M
Unrealized	41,319	7,370	33,949	N/M

Total Compensation and Benefits	90,616	61,134	29,482	48%
Other Operating Expenses	19,575	23,645	(4,070)	-17%

Total Expenses	110,191	84,779	25,412	30%

Economic Net Income	$94,399	$14,424	$79,975	N/M

Revenues

Revenues were $204.6 million for the three months ended March 31, 2010, an increase of $105.4 million, compared to $99.2 million for the three months ended March 31, 2009. The increase in revenues was primarily attributed to an increase of $67.2 million in Performance Fees and Allocations, an improvement of $26.6 million in Investment Income (Loss) and an increase of $11.4 million in Total Management Fees.

Performance Fees and Allocations increased $67.2 million for the three months ended March 31, 2010 to $77.2 million. The increase in Performance Fees and Allocations was attributable to improved returns on the segment’s credit-oriented funds and funds of hedge funds, compared to the three months ended March 31, 2009. The net composite returns in our funds of hedge funds was 3% in 2010 compared to 1% in 2009. As a result, the Fee-Earning Assets Under Management related to funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees and Allocations, increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (see table below). The increase of $26.6 million in

Investment Income (Loss) to $22.7 million was primarily related to improved returns on our investments in our funds of hedge funds and certain of our credit-oriented funds. Both Investment Income and Performance Fees and Allocations benefited from more favorable conditions in equity and credit markets for the three months ended March 31, 2010 compared to the prior year period.

The Realized Performance Fees and Allocations for the three months ended March 31, 2010 of $1.8 million were driven by incentive fees earned by our funds of hedge funds business. The Realized Investment Income (Loss) for the three months ended March 31, 2010 of $3.0 million was driven by our credit-oriented funds.

Total Management Fees were $104.1 million for the three months ended March 31, 2010, an increase of $11.4 million compared to $92.7 million for the three months ended March 31, 2009. Base Management Fees were $103.5 million for the three months ended March 31, 2010, an increase of $7.0 million compared to the prior year, driven by an increase in Fee-Earning Assets Under Management of 12% from the prior year, which was primarily from market appreciation in our funds of hedge funds business.

Expenses

Expenses were $110.2 million for the three months ended March 31, 2010, an increase of $25.4 million compared to the three months ended March 31, 2009. Base Compensation was $49.1 million for the three months ended March 31, 2010, a decrease of $4.6 million, compared to $53.7 million for the prior year. Performance Fee Related Compensation was $41.5 million for the year, an increase of $34.1 million, compared to $7.4 million for the previous year. The increase was principally driven by the positive returns of our credit-oriented funds and our funds of hedge funds. Other Operating Expenses were $19.6 million for the three months ended March 31, 2010, a decrease of $4.1 million compared to $23.6 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in professional fees and our ongoing focus on expense control.

Realized Compensation and Benefits — Performance Fee Related is directly attributable to the Realized Performance Fees and Allocations described above.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$47,867,546	$42,561,456	$5,306,090	12%
Inflows, including Commitments	1,407,882	2,441,278	(1,033,396)	-42%
Outflows, including Distributions	(783,446)	(919,749)	136,303	15%
Market Appreciation (Depreciation)	583,557	(184,550)	768,107	N/M

Balance, End of Period	$49,075,539	$43,898,435	$5,177,104	12%

Assets Under Management (End of Period)	$54,612,867	$47,888,124	$6,724,743	14%

Capital Deployed
Limited Partner Capital Invested	$157,052	$208,359	$(51,307)	-25%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of March 31,		As of March 31,
	2010	2009	2010	2009
Funds of Hedge Funds	$14,069,129	$10,967,511	55%	5%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Blackstone Fund has positive investment performance. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle. For our funds of hedge funds, at March 31, 2010, 29% of the estimated assets that were below their respective High Water Mark were within 3.5% of reaching their respective High Water Mark.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $49.1 billion at March 31, 2010, an increase of $5.2 billion, or 12%, compared to $43.9 billion at March 31, 2009. The change was primarily due to market appreciation in our funds of hedge funds and our credit-oriented funds. Current year inflows of $1.4 billion were primarily related to contributions made in our funds of hedge funds. Current year outflows of $783.4 million were primarily related to our credit-oriented funds. Market appreciation was $583.6 million for the current period and was primarily a result of more favorable market conditions which resulted in significantly improved returns for virtually all of our funds in 2010.

Fee-Earning Assets Under Management had net inflows of $567.4 million from April 1 through May 1, 2010 from our funds of hedge funds.

Assets Under Management

Assets Under Management were $54.6 billion at March 31, 2010, an increase of $6.7 billion, or 14%, compared to $47.9 billion at March 31, 2009. The change was primarily due to market appreciation in our funds of hedge funds and our credit-oriented funds.

Limited Partner Capital Invested

Limited Partner Capital Invested by our credit-oriented carry funds was $157.1 million for the three months ended March 31, 2010, a decrease of $51.3 million compared to $208.4 million for the three months ended March 31, 2009.

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

	Three Months Ended March 31,		Average Annual Net Returns (a)
			Periods Ended March 31, 2010			March 31, 2010 Inception to Date
Composite	2010	2009	One Year	Three Year	Five Year
Funds of Hedge Funds, Core Funds Composite (b)	3%	1%	18%	1%	5%	10%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The starting date for the calculation of inception to date returns for the Funds of Hedge Funds, Core Funds composite is September 1, 1990.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$76,568	$90,940	$(14,372)	-16%
Transaction and Other Fees, Net	1	—	1	N/M
Investment Income
Realized	187	—	187	N/M
Unrealized	230	—	230	N/M

Total Investment Income	417	—	417	N/M
Interest and Dividend Revenue	1,396	1,044	352	34%
Other	(932)	(943)	11	1%

Total Revenues	77,450	91,041	(13,591)	-15%

Expenses
Compensation and Benefits — Base Compensation	54,492	50,952	3,540	7%
Other Operating Expenses	14,727	12,976	1,751	13%

Total Expenses	69,219	63,928	5,291	8%

Economic Net Income	$8,231	$27,113	$(18,882)	-70%

Revenues

Revenues were $77.5 million for the three months ended March 31, 2010, a decrease of $13.5 million compared to $91.0 million for the three months ended March 31, 2009. The decrease in segment revenues was primarily driven by a decrease of $32.8 million in fees generated from our restructuring and reorganization advisory services business from the near record revenues achieved in the three months ended March 31, 2009. The decrease was partially offset by an increase of $8.3 million, or 29%, in fees in Blackstone Advisory Partners L.P., our financial advisory business, as several large transactions closed in the quarter. This business is experiencing a cyclical upswing as the economy recovers. The backlog for this business is significantly greater than at March 31, 2009 and includes a significant international component. The backlog for the restructuring and reorganization advisory services business remains strong across a diverse group of industries and geographies. Additionally, fees earned from our fund placement business increased $10.9 million as conditions negatively impacting the fund-raising of capital from institutional investors for alternative investment products modestly abated.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $69.2 million for the three months ended March 31, 2010, an increase of $5.3 million, or 8%, compared to $63.9 million for the three months ended March 31, 2009. Base Compensation increased $3.5 million, principally related to an increase in headcount in our financial advisory services business. Other Operating Expenses increased $1.8 million, principally due to costs related to the expansion of our London and Hong Kong-based financial advisory services business.

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

Total assets were $13.5 billion as of March 31, 2010, an increase of $4.1 billion from December 31, 2009. The increase in total assets was primarily attributable to Investments, which increased $4.1 billion. Of the increase in Investments, $3.7 billion was attributable to the consolidation of certain CLO vehicles which are Blackstone funds. These CLO vehicles are VIEs and under GAAP were required to be consolidated as of January 1, 2010. Total liabilities were $6.5 billion as of March 31, 2010, an increase of $3.6 billion from December 31, 2009. The increase in total liabilities was primarily due to an increase in Loans Payable of $3.3 billion. Loans Payable increased by $3.3 billion as a result of the consolidation of the CLO vehicles mentioned above.

For the three months ended March 31, 2010, we had Total Fee Related Earnings of $371.7 million and related expenses of $273.0 million, generating Net Fee Related Earnings from Operations of $98.7 million and Distributable Earnings of $148.7 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.07 billion committed revolving credit facility and the proceeds from our 2009 issuance of senior notes. As of March 31, 2010, Blackstone had $627.3 million in cash, $703.5 million invested in Blackstone’s Treasury cash management strategies and $422.1 million invested in liquid Blackstone Funds, against $600.0 million in borrowings from our 2009 bond issuance.

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Reportable Segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees and Allocations, and (e) Realized Investment Income (Loss); less (a) Base Compensation, (b) Realized Performance Fee Related Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel.

	For the Three Months Ended March 31,
	2010	2009
Fee Related Earnings
Total Management and Advisory Fees (a)	$362,621	$344,577
Interest and Dividend Revenue (a)	8,690	1,985
Other (a)	(3,250)	(1,685)
Investment Income — Blackstone’s Treasury Cash Management Strategies (b)	3,665	—

Total Fee Related Earnings	371,726	344,877

Expenses
Compensation and Benefits — Base Compensation (a)	190,637	177,509
Other Operating Expenses (a)	73,023	69,344
Cash Taxes (c)	9,321	8,506

Total Expenses	272,981	255,359

Net Fee Related Earnings from Operations	98,745	89,518

Performance Fees and Allocations, Net of Related Compensation
Performance Fees and Allocations — Realized (a)	53,881	646
Compensation and Benefits — Performance Fee Related — Realized (a)	(7,741)	(2,189)

Total Performance Fees and Allocations, Net of Related Compensation	46,140	(1,543)

Investment Income and Other
Investment Income (Loss) — Realized (a)	5,307	(10,945)
Adjustment Related to Investment Income — Blackstone’s Treasury Cash Management Strategies (d)	(1,264)	—
Other Payables Including Payable Under Tax Receivable Agreement	(232)	—

Total Investment Income and Other	3,811	(10,945)

Distributable Earnings	$148,696	$77,030

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

The following table is a reconciliation of Income (Loss) Before Provision for Taxes to Total Segments Economic Net Income, of Total Segments, Economic Net Income to Net Fee Related Earnings from Operations, of Net Fee Related Earnings from Operations to Distributable Earnings and of Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations to Net Fee Related Earnings from Operations.

	For the Three Months Ended March 31,
	2010	2009
Income (Loss) Before Provision for Taxes	$(227,671)	$(912,207)
IPO and Acquisition-Related Charges (a)	726,722	741,057
Amortization of Intangibles (b)	39,512	39,513
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(159,935)	38,435
Management Fee Revenues Associated with Consolidated CLO Entities (d)	6,474	—

Total Segments, Economic Net Income (Loss)	385,102	(93,202)
Performance Fees and Allocations Adjustment (e)	(186,214)	213,833
Investment Income (Loss) Adjustment (f)	(156,828)	85,259
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	3,665	—
Performance Fee Related Compensation and Benefits Adjustment (h)	62,341	(107,866)
Taxes Payable (i)	(9,321)	(8,506)

Net Fee Related Earnings from Operations	98,745	89,518
Realized Performance Fees and Allocations (j)	46,140	(1,543)
Realized Investment Income (Loss) (k)	5,307	(10,945)
Adjustment Related to Investment Income — Blackstone’s Treasury Cash Management Strategies (l)	(1,264)	—
Other Payables Including Payable Under Tax Receivable Agreement	(232)	—

Distributable Earnings	$148,696	$77,030

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (m)	$120,805	$104,846

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities.
(d)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(e)	This adjustment removes from ENI the segment amount of Performance Fees and Allocations.
(f)	This adjustment removes from ENI the segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees and Allocations.

(i)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(j)	Represents the adjustment for realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(k)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(l)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(m)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (i), and segment interest and segment depreciation and amortization. The cash taxes payable component of (i) was $9.3 million and $8.5 million for the three months ended March 31, 2010 and 2009, respectively. Interest and depreciation and amortization was $12.8 million and $6.8 million for the three months ended March 31, 2010 and 2009, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of March 31, 2010 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$500,000	$500,000
BCP V	629,356	172,246
BCP IV	150,000	12,083
BCOM	50,000	5,074
Woori Blackstone Korea I	5,255	5,202

Real Estate Funds
BREP VI	750,000	412,221
BREP V	52,545	7,747
BREP International II	26,933	3,442
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	96,905
BSSF II	43,008	9,105
BSSF I	6,992	—
CMBS Fund	4,010	—
BSSF G	2,500	1,450

Credit and Marketable Alternatives
BMEZZ II	17,692	2,725
BMEZZ	41,000	2,590
Strategic Alliance	50,000	16,184
Blackstone Credit Liquidity Partners	32,244	7,428
Blackstone / GSO Capital Solutions	58,136	46,617
Other (a)	14,022	544
Other	28,429	28,429

Total	$2,632,122	$1,333,285

(a)	Represents capital commitments to a number of other Credit and Marketable Alternatives funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million of the aggregate applicable general partner commitment shown above, respectively. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other Private Equity, Real Estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. The Credit Facility is unsecured.

In August 2009, Blackstone Holdings Finance Co. L.L.C. issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019, unless earlier redeemed or repurchased. The notes are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings partnerships. The notes contain customary covenants and financial restrictions that among other things limit Blackstone Holdings Finance Co. L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the notes are subject to repurchase at the repurchase price as set forth in the notes.

In addition to the cash we received in connection with our IPO, debt offering and our borrowing facilities, we expect to receive (a) cash generated from operating activities, (b) carried interest and incentive income realizations, and (c) realizations on the carry and hedge fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. Because we will not know what Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will be based on our anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters will likely be smaller than the final quarterly distribution in respect of such year. We expect to also reflect realized Performance Fees and Allocations net of related compensation and realized net investment income in the determination of the amount of the fourth quarter distribution.

In most years the aggregate amounts of our distributions to unitholders will not equal our Distributable Earnings for that year. Distributable Earnings will only be a starting point for our determination of the amount to be distributed to unitholders because, as noted above, in determining the amount to be distributed we will subtract from Distributable Earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2010, we repurchased a combination of 84,888 vested and unvested Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $1.2 million. As of March 31, 2010, the amount remaining available for repurchases was $338.3 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of March 31, 2010, we had partners’ capital of $6.5 billion, including $627.3 million in cash, $703.5 million invested in Blackstone’s Treasury cash management strategies and $422.1 million invested in liquid Blackstone Funds, against $600.0 million in borrowings from our 2009 bond issuance.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s business, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised consolidation rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where the variable interest entities have qualified for the deferral of the revised consolidation rules as discussed in Note 2. “Summary of Significant Accounting Policies, Recent Accounting Pronouncements” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Fund could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees and allocations, investment income, interest and dividend revenue and other.

Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our 2009 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees and Allocations are generated.

Management and Advisory Fees — Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

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

On private equity, real estate, and certain credit-oriented funds:

•	1 – 2% of committed capital during the commitment period,

•	0.75 – 1.5% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1 – 1.5% of invested capital for certain credit oriented funds

On credit-oriented funds structured like hedge funds:

•	1.5 – 2 % of net asset value

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.5% of assets under management

On CLO vehicles:

•	0.50% to 1.25% of total assets

On closed-end mutual funds:

•	0.75% to 1.1% of fund assets.

Transaction and other fees (including monitoring fees) are fees charged directly to portfolio companies. The investment advisory agreements generally require that the investment advisor reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reduction”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by our limited partners, which are granted based on the amount of expense incurred by our limited partnership for placement fees.

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

Accrued but unpaid Management and Advisory Fees, net of management fee reductions, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Condensed Consolidated Statements of Financial Condition.

Performance Fees and Allocations — Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Carried Interest allocations range between 10% and 20% of fund appreciation. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

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

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions, from its non-consolidated funds. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest and Dividend Revenue — Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone.

Other Revenue – Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits — Base Compensation — Base compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation — Compensation cost relating to the issuance of share-based awards to senior management and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits — Performance Fee Related — Performance fee related compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a certain portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities and listed derivatives. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

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

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, distressed debt and non-investment grade residual interests in securitizations, collateralized loan obligations, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised.

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

Private Equity Investments — The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Funds of Hedge Funds — Blackstone Funds’ direct investments in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. If the Partnership determines, based on its own due diligence and investment procedures, that NAV per share does not represent fair value, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Credit-Oriented Investments — The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the AICPA Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Condensed Consolidated Statements of Operations within Investment Income (Loss).

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities. Loans extended to third parties are recorded within Accounts Receivable within the Condensed Consolidated Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate and fund of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised consolidation rules for variable interest entities. The transition adjustment resulting from the difference between the fair value of assets and liabilities on the effective date is presented within the Condensed Consolidated Statement of Financial Condition as Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition, and Liabilities of the consolidated CLOs are presented within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains (Losses) from Fund Investment Activities and are attributable to Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations. Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

The carrying value of goodwill was $1.7 billion as of March 31, 2010 and December 31, 2009. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. No indicators of impairment have been identified during the three month period ended March 31, 2010.

We test goodwill for impairment at the operating segment level (the same as our reportable segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next four years and assume a terminal value by segment. We do not apply a control premium. The discounted cash flow analysis includes the Blackstone issued notes and borrowings under the revolving credit facility, if any, and includes an allocation of interest expense to each segment for the unused commitment fee on Blackstone’s revolving credit facility. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

In 2009 and 2008, Blackstone utilized a similar discounted cash flow model, as described above, to approximate the fair value of each of its segments.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 15. “Commitments and Contingencies — Commitments, Operating Leases; — Commitments, Investment Commitments; and — Contingencies, Guarantees”.

Recent Accounting Developments

On January 1, 2010, the Partnership adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on issues related to variable interest entities (“VIEs”). The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the Condensed Consolidated Statements of Financial Condition of assets and liabilities of consolidated VIEs which meet the separate presentation criteria and disclosure of assets and liabilities recognized in the Condensed Consolidated Statements of Financial Condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Blackstone’s involvement with its funds is such that all three of the above conditions are met with the exception of certain CLO vehicles which fail condition (c) above and certain funds in which leveraged employee interests in dedicated funds are financed by third parties with Blackstone acting as an intermediary which fail condition (b) above. Such employee funds are currently consolidated as it is concluded that Blackstone is the primary beneficiary based on its implicit interest. The incremental impact of the revised consolidation rules has resulted in the consolidation of certain CLO vehicles managed by Blackstone. Additional disclosures relating to Blackstone’s involvement with VIEs are presented in Note 9. “Variable Interest Entities” in “Part I. Item 1. Financial Statements” of this filing.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Partnership adopted the guidance, excluding the reconciliation of Level III activity, with the issuance of its March 31, 2010 financial statements. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on the Partnership’s financial statements.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2010 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	April 1, 2010 to December 31, 2010	2011–2012	2013–2014	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$40,128	$96,536	$91,201	$290,100	$517,965
Purchase Obligations	12,002	7,811	1,320	670	21,803
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	600,000	600,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	29,813	79,500	79,500	183,844	372,657
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	1,188	28,793	6,865	—	36,846
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	350	420	99	—	869
Blackstone Funds Debt Obligations Payable (f)	991	5,384	—	3,755,252	3,761,627
Interest on Blackstone Funds Debt Obligations Payable (g)	43,973	117,230	117,020	329,478	607,701
Blackstone Funds Capital Commitments to Investee Funds (h)	23,084	—	—	—	23,084
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreement (i)	—	58,572	37,938	854,834	951,344
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,333,285	—	—	—	1,333,285

Consolidated Contractual Obligations	1,484,814	394,246	333,943	6,014,178	8,227,181
Blackstone Funds Debt Obligations Payable (f)	(991)	(5,384)	—	(3,755,252)	(3,761,627)
Interest on Blackstone Funds Debt Obligations Payable (g)	(43,973)	(117,230)	(117,020)	(329,478)	(607,701)
Blackstone Funds Capital Commitments to Investee Funds (h)	(23,084)	—	—	—	(23,084)

Blackstone Operating Entities Contractual Obligations	$1,416,766	$271,632	$216,923	$1,929,448	$3,834,769

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the 6.625% senior notes we issued. As of March 31, 2010, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2010, at spreads to market rates pursuant to the financing agreements, and range from 1.09% to 1.50%.

(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2010, at spreads to market rates pursuant to the financing agreements, and range from 0.54% to 9.29%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiaries’ to make payments under the Tax Receivable Agreement to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 14. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, the capital commitments are expected to be called substantially over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $3.3 million as of March 31, 2010.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2010.

Clawback Obligations

At March 31, 2010, none of the general partners of our private equity, real estate or credit-oriented funds had an actual cash clawback obligation to any limited partners of the funds. For financial reporting purposes at period end, the general partner has reflected a clawback obligation to the limited partners of certain funds due to changes in unrealized value of a fund on which there have been previously distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund except in the case of our real estate funds, which have a provision for interim clawback. Since the inception of the funds, the general partners have not been required to make a cash clawback payment. (See Note 14. “Related Party Transactions” and Note 15. “Commitments and Contingencies” in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2010, approximately 32% of our fund management fees were based on the NAV of the applicable funds. For the three months ended March 31, 2009, approximately 27% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $38.5 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense, would decrease by $184.3 million, and (c) investment income, net of the related compensation expense, would decrease by $160.3 million. Based on the fair value as of March 31, 2009, we estimated that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $33.0 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense would decrease by $94.5 million, and (c) investment income, net of the related compensation expense, would decrease by $119.8 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLO’s, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are: Private Equity $22.2 billion (86% Level III), Real Estate $10.0 billion (91% Level III), and Credit and Marketable Alternatives $37.6 billion (83% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (a) management fees would decrease by $8.8 million on an annual basis, (b) performance fees and allocations would decrease by $29.5 million, after allocations to non-controlling interest holders and (c) investment income would decrease by $27.3 million.

As of March 31, 2009, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (a) management fees would decrease by $7.9 million on an annual basis, (b) performance fees and allocations would decrease by $29.1 million, after allocations to non-controlling interest holders and (c) investment income would decrease by $16.5 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2010 and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase by $4.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

Blackstone maintains a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds and marketable investment securities. We estimate that our investment income would decrease by $9.7 million, or 0.7% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point.

Based on our debt obligations payable as of March 31, 2009, we estimated that interest expense relating to variable rate debt obligations payable would increase by $0.8 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements.

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

Blackstone believes that the foregoing suits are totally without merit and intends to defend them vigorously.

ITEM 1A.	RISKS FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flows and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12. Net Loss Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

The following table below sets forth information regarding repurchases of our common units during the quarter ended March 31, 2010.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Millions)
Jan. 1 — Jan. 31, 2010	—	$—	—	$339.5
Feb. 1 — Feb. 28, 2010	—	$—	—	$339.5
Mar. 1 — Mar. 31, 2010	84,888	$14.11	84,888	$338.3

	84,888		84,888

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.48	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009.

10.49	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its general partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer