Form 10-Q
period 2010-06-30
Blackstone Group L.P.
filed 2010-08-06
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 30, 2010 was 254,485,146. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 30, 2010 was 109,083,468.

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

In this report, references to “Blackstone,” the “Partnership”, “we,” “us” or “our” refer to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of Mr. Stephen A. Schwarzman, our co-founder, and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligations (“CLO”), and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only receive carry on the realization of an investment) that are managed by Blackstone. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-oriented funds that are managed by Blackstone.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$506,739	$952,096
Cash Held by Blackstone Funds and Other ($339,072)	390,176	86,084
Investments ($7,516,622)	10,501,480	3,565,483
Accounts Receivable ($120,781)	411,316	306,307
Due from Affiliates ($36,229)	753,229	759,907
Intangible Assets, Net	860,634	919,477
Goodwill	1,703,602	1,703,602
Other Assets ($58,348)	259,965	172,556
Deferred Tax Assets	1,086,168	943,512

Total Assets	$16,473,309	$9,409,024

Liabilities and Partners’ Capital
Loans Payable ($5,696,085)	$6,352,671	$657,623
Due to Affiliates ($265,128)	1,748,093	1,410,066
Accrued Compensation and Benefits	574,665	488,945
Accounts Payable, Accrued Expenses and Other Liabilities ($273,143)	671,300	308,857

Total Liabilities	9,346,729	2,865,491

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	542,487	526,311

Partners’ Capital
Partners’ Capital (common units: 355,111,330 issued and outstanding as of June 30, 2010; 319,939,772 issued and outstanding as of December 31, 2009)	3,465,288	3,376,707
Appropriated Partners’ Capital	373,731	—
Accumulated Other Comprehensive Income	1,610	2,420
Non-Controlling Interests in Consolidated Entities	608,010	540,283
Non-Controlling Interests in Blackstone Holdings	2,135,454	2,097,812

Total Partners’ Capital	6,584,093	6,017,222

Total Liabilities and Partners’ Capital	$16,473,309	$9,409,024

Asset and liability amounts in parentheses represent the portion of the June 30, 2010 consolidated balance attributable to Blackstone Fund entities which are variable interest or voting interest entities.

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Management and Advisory Fees	$406,062	$340,829	$760,882	$682,001
Performance Fees and Allocations
Realized	51,750	4,810	105,799	5,456
Unrealized	(19,299)	66,361	112,480	(148,533)

Total Performance Fees and Allocations	32,451	71,171	218,279	(143,077)

Investment Income (Loss)
Realized	10,225	1,346	15,951	1,277
Unrealized	95,043	(12,295)	244,263	(94,679)

Total Investment Income (Loss)	105,268	(10,949)	260,214	(93,402)

Interest and Dividend Revenue	6,952	2,294	15,847	4,421
Other	(645)	3,071	(3,895)	1,387

Total Revenues	550,088	406,416	1,251,327	451,330

Expenses
Compensation and Benefits
Base Compensation	967,711	962,082	1,892,661	1,882,295
Performance Fee Related
Realized	22,879	(463)	30,620	1,726
Unrealized	(892)	(23,868)	53,708	(133,923)

Total Compensation and Benefits	989,698	937,751	1,976,989	1,750,098
General, Administrative and Other	121,183	112,276	227,562	217,876
Interest Expense	7,682	87	14,867	1,486
Fund Expenses	9,203	1,592	9,062	4,604

Total Expenses	1,127,766	1,051,706	2,228,480	1,974,064

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(59,250)	58,304	112,554	23,541

Income (Loss) Before Provision for Taxes	(636,928)	(586,986)	(864,599)	(1,499,193)
Provision for Taxes	19,392	10,885	29,027	28,616

Net Income (Loss)	(656,320)	(597,871)	(893,626)	(1,527,809)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(421)	37,638	23,548	40,234
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(57,873)	3,959	78,093	(37,072)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(404,706)	(475,184)	(680,570)	(1,135,113)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(193,320)	$(164,284)	$(314,697)	$(395,858)

Net Loss Attributable to The Blackstone Group L.P. Per Common Unit — Basic and Diluted
Common Units	$(0.55)		$(0.91)

Common Units Entitled to Priority Distributions		$(0.60)		$(1.44)

Common Units Not Entitled to Priority Distributions		$(0.90)		$(2.04)

Weighted-Average Common Units Outstanding — Basic and Diluted
Common Units	354,399,780		344,084,390

Common Units Entitled to Priority Distributions		275,199,027		274,416,111

Common Units Not Entitled to Priority Distributions		385,796		1,003,238

Revenues Earned from Affiliates
Management and Advisory Fees	$37,347	$25,181	$76,114	$45,465

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
Balance at December 31, 2009	319,939,772	$3,376,707	$—	$2,420	$540,283	$2,097,812	$6,017,222	$526,311	$(2,387,985)

Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	400,006	—	53	—	400,059	—	—
Net Income (Loss)	—	(314,697)	(17,189)	—	95,282	(680,570)	(917,174)	23,548	(893,626)
Currency Translation Adjustment	—	—	(9,086)	(810)	—	—	(9,896)	—	(9,896)
Net Unrealized Gain on Investment Activity	—	—	—	—	—	—	—	641	—
Reclassification of Capital Due to Non-Controlling Interest Holders	—	—	—	—	(60,197)	—	(60,197)	—	—
Capital Contributions	—	—	—	—	78,007	—	78,007	32,099	—
Capital Distributions	—	(134,512)	—	—	(28,743)	(244,782)	(408,037)	(42,577)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(16,675)	16,675	—	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(138)	—	—	—	—	(138)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	25,211	—	—	—	—	25,211	—	—
Equity-Based Compensation	—	456,466	—	—	—	1,023,813	1,480,279	—	—
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	—	2,465	—
Net Delivery of Vested Common Units	5,270,608	(20,045)	—	—	—	—	(20,045)	—	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(84,888)	(1,198)	—	—	—	—	(1,198)	—	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(5,393)	—	—	—	5,393	—	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	29,985,838	82,887	—	—	—	(82,887)	—	—	—

Balance at June 30, 2010	355,111,330	$3,465,288	$373,731	$1,610	$608,010	$2,135,454	$6,584,093	$542,487	$(3,291,507)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2010	2009
Operating Activities
Net Income (Loss)	$(893,626)	$(1,527,809)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(125,290)	39,431
Net Realized (Gains) Losses on Investments	(99,565)	91,559
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(234,015)	92,976
Unrealized Depreciation on Hedge Activities	32,935	—
Non-Cash Performance Fees and Allocations	(92,215)	12,271
Non-Cash Performance Fee Related Compensation	84,328	(132,198)
Equity-Based Compensation Expense	1,466,979	1,500,566
Amortization of Intangibles	80,334	79,024
Other Non-Cash Amounts Included in Net Income	12,678	12,032
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	(61,739)	836,410
Cash Relinquished with Deconsolidation of Partnership	2,465	—
Accounts Receivable	(45,883)	66,762
Due from Affiliates	(129,431)	500,106
Other Assets	(104,221)	72,459
Accrued Compensation and Benefits	2,167	(105,830)
Accounts Payable, Accrued Expenses and Other Liabilities	220,984	(906,952)
Due to Affiliates	(17,285)	(251,064)
Short Term Investments Purchased	(722,882)	—
Cash Proceeds from Sale of Investments	448,340	—
Blackstone Funds Related:
Investments Purchased	(1,595,325)	(261,084)
Cash Proceeds from Sale of Investments	1,797,107	573,927

Net Cash Provided by Operating Activities	26,840	692,586

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(18,807)	(12,893)
Net Cash Paid for Acquisition of Management Contracts	(21,492)	—
Changes in Restricted Cash	26	1,399

Net Cash Used in Investing Activities	(40,273)	(11,494)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(71,320)	(45,373)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	89,938	99,049

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2010	2009
Purchase of Interests from Certain Non-Controlling Interest Holders	$(140)	$(6,258)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(21,243)	(56,142)
Proceeds from Loans Payable	3,312	1,218
Repayment of Loans Payable	(53,177)	(310,172)
Distributions to Unitholders	(379,294)	(82,572)

Net Cash Provided by (Used in) Financing Activities	(431,924)	(400,250)

Net Increase (Decrease) in Cash and Cash Equivalents	(445,357)	280,842
Cash and Cash Equivalents, Beginning of Period	952,096	503,737

Cash and Cash Equivalents, End of Period	$506,739	$784,579

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$1,366	$1,456

Payments for Income Taxes	$42,813	$27,726

Supplemental Disclosure of Non-Cash Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$4,794	$3,936

Net Assets Related to the Consolidation of CLO Vehicles	$400,059	$—

Reclassification of Capital Due to Non-Controlling Interest Holders	$(60,197)	$—

Reduction of Due to Limited Partners Account to Fund Sidepocket Investment	$1	$(5)

Contributions Related to Transfers by Affiliated Partners	$(1)	$5

In-kind Redemption of Capital	$(14,862)	$(907)

In-kind Contribution of Capital	$41,053	$907

Transfer of Interests to Non-Controlling Interest Holders	$(16,675)	$15,438

Change in The Blackstone Group L.P.’s Ownership Interest	$(5,393)	$—

Net Settlement of Vested Common Units	$116,610	$135,491

Conversion of Blackstone Holdings Units to Common Units	$82,887	$11,306

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:

Deferred Tax Asset	$(145,080)	$(15,674)

Due to Affiliates	$119,869	$13,323

Partners’ Capital	$25,211	$2,351

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, separately managed accounts and publicly traded closed-end mutual funds (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into four segments: private equity; real estate; credit and marketable alternatives; and financial advisory.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

Beginning in 2010, Blackstone elected to separately present performance fee related unrealized and realized compensation expense as an Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities in the Condensed Consolidated Statements of Cash Flows. Previously, amounts were included in Cash Flows Due to Changes in Operating Assets and Liabilities within Due to Affiliates, Due from Affiliates and/or Accrued Compensation and Benefits. The reclassification has no impact on Net Cash Provided by Operating Activities.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain collateralized loan obligations (“CLO”) vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised variable interest entity consolidation rules. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010 as a result of the acquisitions of CLO management contracts as described in Note 3. “Acquisitions, Goodwill and Intangibles.” The transition adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented within the Condensed Consolidated Statement of Changes in Partners’ Capital as Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains (Losses) from Fund Investment Activities and are attributable to Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations.

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

Equity Method Investments

Investments where the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments are reported at fair value, the carrying value of the Partnership’s equity method investments are at fair value.

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

Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments”.

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

•

Second, The Blackstone Group L.P.’s wholly-owned subsidiaries distribute to The Blackstone Group L.P. the share of such distributions, net of the taxes and amounts under the tax receivable agreement by such wholly-owned subsidiaries; and

•	Third, The Blackstone Group L.P. distributes the net share of such distributions to the common unitholders on a pro rata basis.

As a result of the expiration on December 31, 2009 of the distribution priority previously accorded to holders of Blackstone common units, the Partnership no longer has two classes of equity. The calculation of net loss per common unit is presented using one class of equity for the period ended June 30, 2010, as shown in Note 12. “Net Loss Per Common Unit.”

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

In April 2010, the FASB issued guidance on the accounting for stock awards to employees of a foreign operation or employees whose pay is denominated in a currency other than the one in which the equity security trades. The guidance clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a condition that is not a market, performance, or service condition. Such an award shall not be classified as a liability if it otherwise qualifies for equity classification. The guidance is effective for fiscal years and interim periods ending after December 15, 2010. Blackstone makes share-based payment awards to employees in foreign operations. The guidance is not expected to have a material impact on the Partnership’s financial statements.

3.	ACQUISITION, GOODWILL AND INTANGIBLE ASSETS

Acquisition

On April 1, 2010, the Partnership, through GSO Capital Partners LP, completed the acquisition of management agreements relating to eight collateralized debt obligations (“CDO”) and CLO vehicles previously managed by Callidus Capital Management LLC for a total consideration of $21.5 million. The assets acquired are finite-lived contractual rights.

Pursuant to GAAP consolidation rules, the Partnership has been identified as the primary beneficiary in the CDO and CLO vehicles underlying the acquired management agreements. As a result, the CDO and CLO vehicles have been consolidated in the Partnership’s financial statements from April 1, 2010. The results of the acquired CDO and CLO vehicles from the date of acquisition have been included in the Condensed Consolidated Statements of Operations within Net Gain (Losses) from Fund Investment Activities and Fund Expenses, as applicable.

Goodwill and Intangible Assets

The carrying value of goodwill was $1.7 billion as of June 30, 2010 and December 31, 2009. No indicators of impairment have been identified during the six months ended June 30, 2010.

Total goodwill has been allocated to each of the Partnership’s segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Credit and Marketable Alternatives ($518.5 million) and Financial Advisory ($68.9 million).

Intangible Assets, Net consists of the following:

	June 30, 2010	December 31, 2009
Finite-Lived Intangible Assets / Contractual Rights	$1,348,370	$1,348,370
Contractual Rights Acquired	21,491	—
Accumulated Amortization	(509,227)	(428,893)

Intangible Assets, Net	$860,634	$919,477

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization expense associated with Blackstone’s intangible assets was $40.8 million and $80.3 million for the three and six month periods ended June 30, 2010, respectively, and $39.5 million and $79.0 million for the three and six month periods ended June 30, 2009, respectively. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations.

Amortization of Intangible Assets held at June 30, 2010 is expected to be $162.0 million for the years ending December 31, 2010 and $163.3 million, $108.5 million, $56.9 million, and $52.1 million for each of the years ending December 31, 2011, 2012, 2013, and 2014, respectively.

4.	INVESTMENTS

Investments

Investments consists of the following:

	June 30, 2010	December 31, 2009
Investments of Consolidated Blackstone Funds	$7,516,622	$1,306,445
Equity Method Investments	1,431,441	1,104,701
High Grade Liquid Debt Strategies	843,692	534,777
Performance Fees and Allocations	680,317	554,463
Other Investments	29,408	65,097

	$10,501,480	$3,565,483

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $376.1 million and $407.1 million at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At June 30, 2010 and December 31, 2009, no investments exceeded the 5% threshold.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
United States and Canada
Investment Funds, principally related to credit and marketable alternatives
Credit Driven	$216,497	$277,388	2.9%	21.3%
Diversified Investments	264,938	300,907	3.5%	23.1%
Equity	82,204	80,956	1.1%	6.2%
Event-Driven	117,120	95,760	1.6%	7.4%
Other	—	408	—	—

Investment Funds Total (Cost: 2010 — $713,026; 2009 — $819,638)	680,759	755,419	9.1%	58.0%

Equity Securities, principally related to credit and marketable alternatives and private equity funds
Manufacturing	33,584	21,491	0.5%	1.7%
Services	97,018	86,600	1.3%	6.7%
Natural Resources	974	649	—	—
Real Estate Assets	711	462	—	—

Equity Securities Total (Cost: 2010 — $97,867; 2009 — $112,364)	132,287	109,202	1.8%	8.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Real Estate Assets	176,399	149,523	2.4%	11.5%
Services	121,727	87,406	1.6%	6.7%
Manufacturing	33,632	25,691	0.4%	2.0%
Natural Resources	1,200	357	—	—

Partnership and LLC Interests Total (Cost: 2010 — $440,306; 2009 — $426,678)	332,958	262,977	4.4%	20.2%

Debt Instruments, principally related to credit and marketable alternatives
Credit Driven	28,262	29,330	0.4%	2.2%
Manufacturing	31,193	3,203	0.4%	0.2%
Services	47,792	7,837	0.6%	0.6%
Real Estate Assets	3,278	2,458	—	0.2%
Natural Resources	956	—	—	—

Debt Instruments Total (Cost: 2010 — $109,424; 2009 — $37,983)	111,481	42,828	1.4%	3.2%

Assets of Consolidated CLO Vehicles
Corporate Loans	5,111,474	—	68.0%	—
Corporate Bonds	96,197	—	1.3%	—
Other	1,733	—	—	—

Assets of Consolidated CLO Vehicles Total (Cost: 2010 — $5,296,131; 2009 —$ —)	5,209,404	—	69.3%	—

United States and Canada Total (Cost: 2010 — $6,656,755; 2009 — $1,396,663)	6,466,889	1,170,426	86.0%	89.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Europe
Equity Securities, principally related to private equity funds
Manufacturing	$3,180	$2,681	—	0.2%
Real Estate Assets	1,004	365	—	—
Services	28,393	31,711	0.4%	2.4%

Equity Securities Total (Cost: 2010 — $40,619; 2009 — $40,353)	32,577	34,757	0.4%	2.6%
Partnership and LLC Interests, principally related to private equity and real estate funds
Services	32,401	29,270	0.5%	2.2%
Real Estate Assets	9,976	10,741	0.1%	0.8%

Partnership and LLC Interests Total (Cost: 2010 — $48,411; 2009 — $48,334)	42,377	40,011	0.6%	3.0%
Debt Instruments, principally related to credit and marketable alternatives
Manufacturing	527	544	—	—
Services	1,283	1,259	—	0.1%

Debt Instruments Total (Cost: 2010 — $1,577; 2009 — $1,623)	1,810	1,803	—	0.1%
Assets of Consolidated CLO Vehicles
Corporate Loans	887,532	—	11.8%	—
Corporate Bonds	19,371	—	0.3%	—
Other	7,860	—	0.1%	—

Assets of Consolidated CLO Vehicles Total (Cost: 2010 — $993,821; 2009 — $—)	914,763	—	12.2%	—

Europe Total (Cost: 2010 — $1,084,428; 2009 — $90,310)	991,527	76,571	13.2%	5.7%

Asia
Equity Securities, principally related to credit and marketable alternatives and private equity funds
Services	11,510	8,031	0.2%	0.6%
Manufacturing	10,002	10,501	0.1%	0.8%
Real Estate Assets	269	—	—	—
Diversified Investments	2,875	6,262	—	0.5%

Equity Securities Total (Cost: 2010 — $22,038; 2009 — $20,794)	24,656	24,794	0.3%	1.9%
Partnership and LLC Interests, principally related to private equity and real estate funds
Manufacturing	1,343	1,183	—	0.1%
Real Estate Assets	458	457	—	—
Services	98	82	—	—

Partnership and LLC Interests Total (Cost: 2010 — $1,666; 2009 — $1,833)	1,899	1,722	—	0.1%

Debt Instruments, principally related to private equity funds (Cost: 2010 — $112; 2009 — $114)	95	111	—	—

Asia Total (Cost: 2010 — $23,816; 2009 — $22,741)	26,650	26,627	0.3%	2.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Other
Equity Securities, principally related to private equity funds
Natural Resources	$1,872	$1,583	—	0.1%
Services	3,013	4,560	0.1%	0.3%

Equity Securities Total (Cost: 2010 — $3,010; 2009 — $2,777)	4,885	6,143	0.1%	0.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Natural Resources	26,586	26,586	0.4%	2.0%
Services	85	92	—	—

Partnership and LLC Interests Total (Cost: 2010 — $9,244; 2009 — $9,249)	26,671	26,678	0.4%	2.0%

Other Total (Cost: 2010 — $12,254; 2009 — $12,026)	31,556	32,821	0.5%	2.5%

Total Investments of Consolidated Blackstone Funds (Cost: 2010 — $7,777,253; 2009 — $1,521,740)	$7,516,622	$1,306,445	100.0%	100.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized Gains (Losses)	$3,087	$(44,055)	$(20,437)	$(104,408)
Net Change in Unrealized Gains (Losses)	(93,162)	92,624	91,522	96,877

	$(90,075)	$48,569	$71,085	$(7,531)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(90,075)	$48,569	$71,085	$(7,531)
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	17,453	(1,945)	—	14,872
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	27,793	4,305	41,469	16,200
Investment Income Attributable to Non-Controlling Interest Holders	(14,421)	7,375	—	—

Other Income — Net Gains (Losses) from Fund Investment Activities	$(59,250)	$58,304	$112,554	$23,541

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $227.4 million and $(102.1) million for the six months ended June 30, 2010 and 2009, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds, which are not consolidated but in which the Partnership exerts significant influence. As of June 30, 2010 and December 31, 2009, no single equity method investment held by Blackstone exceeded 20% of its total consolidated assets. As such, Blackstone is not required to present separate financial statements for any of its equity method investees.

The summarized financial information of the funds in which the Partnership has an equity method investment is as follows:

	As of June 30, 2010 and the Six Months Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$21,738,952	$11,903,159	$16,251,121	$49,893,232
Other Assets	298,644	841,254	2,860,398	4,000,296

Total Assets	$22,037,596	$12,744,413	$19,111,519	$53,893,528

Liabilities and Partners’ Capital
Debt	$478,757	$262,072	$1,098,230	$1,839,059
Other Liabilities	73,872	170,995	2,087,257	2,332,124

Total Liabilities	552,629	433,067	3,185,487	4,171,183

Partners’ Capital	21,484,967	12,311,346	15,926,032	49,722,345

Total Liabilities and Partners’ Capital	$22,037,596	$12,744,413	$19,111,519	$53,893,528

Statement of Income
Interest Income	$9	$16,262	$219,444	$235,715
Other Income	172,193	57,989	19,609	249,791
Interest Expense	(5,494)	(2,833)	(22,839)	(31,166)
Other Expenses	(12,685)	(33,920)	(68,531)	(115,136)
Net Realized and Unrealized Gain from Investments	3,321,159	3,156,765	402,878	6,880,802

Net Income	$3,475,182	$3,194,263	$550,561	$7,220,006

High Grade Liquid Debt Strategies

High Grade Liquid Debt Strategies represents the Partnership’s liquid investments in government and other investment grade securities, managed by third-party institutions. The Partnership has managed its credit risk through diversification of its investments among major financial institutions, all of which have investment grade ratings.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During the three and six months ended June 30, 2010, the Partnership recognized realized gains (losses) of $0.3 million and $1.7 million, respectively, and net change in unrealized gains (losses) of $3.8 million and $6.6 million, respectively. There were no realized gains (losses) or net change in unrealized gains (losses) for the three and six months ended June 30, 2009.

Performance Fees and Allocations

Performance Fees and Allocations to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	June 30, 2010	December 31, 2009
Performance Fees and Allocations
Private Equity	$472,600	$425,615
Real Estate	33,010	7,900
Credit and Marketable Alternatives	174,707	120,948

	$680,317	$554,463

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Realized Gains (Losses)	$(237)	$12	$942	$(1,654)
Net Change in Unrealized Gains (Losses)	457	1,482	927	1,623

	$220	$1,494	$1,869	$(31)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of June 30, 2010 is presented below.

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$264,938	$10,616	(a	)	(a	)
Credit Driven	216,497	29,558	(b	)	(b	)
Event Driven	117,120	—	(c	)	(c	)
Equity	82,204	—	(d	)	(d	)

	$680,759	$40,174

(a)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 15% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 48% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 34% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 1% of Blackstone’s investments. Investments representing 17% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 1% of investments within this category are redeemable as of the reporting date.
(c)	Included within the Event Driven category are investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 42% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 58% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Free Standing Derivatives

Free standing derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options and other derivative contracts. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains (Losses) from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss), in the Condensed Consolidated Statements of Operations. The fair value of free standing derivative assets are recorded within Investments and free standing derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments.

	June 30, 2010				December 31, 2009
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$35,451	$—	$—	$—	$—	$450,000	$19

Free Standing Derivatives
Free Standing Derivatives	—	—	213,621	2,015	2,039	653	656	4

Total	$450,000	$35,451	$213,621	$2,015	$2,039	$653	$450,656	$23

Where hedge accounting is applied, hedge effectiveness testing is performed at least monthly to monitor ongoing effectiveness of the hedge relationships. During the three and six months ended June 30, 2010, the amount of ineffectiveness related to the interest rate swap hedges was a gain of $3.7 million and $4.6 million, respectively. During the three and six months ended June 30, 2010, the portion of hedging instruments’ gain or

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

loss excluded from the assessment of effectiveness for its fair value hedges was a gain (loss) of $4.9 million and $(2.1) million, respectively. The Partnership had no derivatives designated as fair value hedges during the quarter ended June 30, 2009.

During the three and six months ended June 30, 2010, the Partnership recognized $0.2 million and $0.5 million, respectively, of realized loss and $(1.6) million and $(1.7) million, respectively, in net change in unrealized gains (losses) related to free standing derivative instruments. Amounts recognized in the three and six months ended June 30, 2009 were not material.

As of June 30, 2010 and December 31, 2009, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2010	December 31, 2009	Six Months Ended June 30, 2010
			Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$26,844	$68,550	$385	$1,767
Debt Securities	—	26,466	(16)	—
Equity Securities	1,084	1,905	—	501
Assets of Consolidated CLOs
Corporate Loans	5,999,006	—	(6,802)	61,286
Corporate Bonds	115,569	—	—	(6,441)
Other	9,592	—	702	(298)

	$6,152,095	$96,921	$(5,731)	$56,815

Liabilities
Liabilities of Consolidated CLOs
Senior Secured Notes	$5,483,483	$—	$(1,374)	$(1,514)
Subordinated Notes	443,847	—	—	(87,156)

	$5,927,330	$—	$(1,374)	$(88,670)

The Partnership held no financial instruments on which the fair value option was elected during the six months ended June 30, 2009.

As of June 30, 2010, the fair value of Loans and Receivables for which the fair value option was elected exceeded the principal amounts due by $1.8 million. The uncollected principal balance on Corporate Loans and Corporate Bonds exceeded the fair value by $456.0 million and $8.9 million, respectively. No Loans and Receivables or Corporate Bonds for which the fair value option was elected were past due and no Loans and Receivables were placed in non-accrual status. The fair value of Corporate Loans that were more than one day past due as of June 30, 2010 was $32.3 million. The principal balance related to such past due Corporate Loans exceeded the fair value by $24.1 million. Included within the Other category are structured finance obligations with contractual principal balances. The uncollected principal balance of such obligations exceeded the fair value by $0.2 million. No obligations were past due.

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

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$—	$2,631	$678,128	$680,759
Equity Securities	94,309	621	99,475	194,405
Partnership and LLC Interests	12,107	—	391,798	403,905
Debt Instruments	95	99,199	14,092	113,386
Assets of Consolidated CLO Vehicles	—	5,893,054	231,113	6,124,167

Total Investments of Blackstone Consolidated Funds	106,511	5,995,505	1,414,606	7,516,622
High Grade Liquid Debt Strategies	385,699	457,993	—	843,692
Loans and Receivables	—	—	26,844	26,844
Derivative Instruments Used as Fair Value Hedges	—	35,451	—	35,451
Other Investments (a)	9,095	1,438	18,875	29,408

	$501,305	$6,490,387	$1,460,325	$8,452,017

Liabilities
Liabilities of Consolidated CLO Vehicles	$—	$—	$5,927,330	$5,927,330
Free Standing Derivatives	1,493	522	—	2,015
Securities Sold, Not Yet Purchased	685	389	—	1,074

	$2,178	$911	$5,927,330	$5,930,419

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds	$80,610	$33,355	$1,192,463	$1,306,428
High Grade Liquid Debt Strategies	398,487	136,290	—	534,777
Loans and Receivables	—	—	68,550	68,550
Free Standing Derivatives, Net	2	279	368	649
Other Investments (b)	8,711	10,176	46,210	65,097

	$487,810	$180,100	$1,307,591	$1,975,501

Liabilities
Derivative Instruments Used for Fair Value Hedges	$—	$19	$—	$19
Securities Sold, Not Yet Purchased	357	—	—	357

	$357	$19	$—	$376

(a)	Included within Level III of Other Investments are investments in equity securities of $1.1 million for which the fair value option has been elected.
(b)	Included within Level III of Other Investments are investments in debt and equity securities of $26.5 million and $1.9 million, respectively, for which the fair value option has been elected.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

There were no significant transfers between Level I and Level II during the six months ended June 30, 2010.

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of June 30, 2010.

Valuation Methodology	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Third-Party Fund Managers	—	—	46%	46%
Specific Valuation Metrics	20%	17%	17%	54%

	20%	17%	63%	100%

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income (Loss) and Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2010				2009
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Other Investments	Total
Balance, Beginning of Period	$1,371,701	$65,972	$18,207	$1,455,880	$1,175,186	$15,458	$1,190,644
Transfer In (Out) of Level III, Net	61,080	—	—	61,080	(2,334)	—	(2,334)
Purchases (Sales), Net	(46,342)	(42,543)	(252)	(89,137)	(63,337)	(128)	(63,465)
Realized Gains (Losses), Net	(18,360)	304	501	(17,555)	(93,138)	—	(93,138)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	46,527	3,111	419	50,057	112,895	719	113,614

Balance, End of Period	$1,414,606	$26,844	$18,875	$1,460,325	$1,129,272	$16,049	$1,145,321

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2010				2009
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Other Investments	Total
Balance, Beginning of Period	$1,192,464	$68,549	$46,578	$1,307,591	$1,521,912	$16,095	$1,538,007
Transfer In (Out) of Level III, Net	207,227	—	—	207,227	(2,386)	—	(2,386)
Purchases (Sales), Net	(85,564)	(45,118)	(29,468)	(160,150)	(371,507)	(765)	(372,272)
Realized Gains (Losses), Net	(17,393)	385	955	(16,053)	(98,360)	—	(98,360)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	117,872	3,028	810	121,710	79,613	719	80,332

Balance, End of Period	$1,414,606	$26,844	$18,875	$1,460,325	$1,129,272	$16,049	$1,145,321

	Level III Financial Liabilities at Fair Value
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$3,254,543	$281,146	$3,535,689	$—	$—	$—
Transfer In (Out) of Level III, Net	2,377,947	103,285	2,481,232	5,649,175	364,829	6,014,004
Purchases (Sales), Net	(23,210)	—	(23,210)	(23,210)	—	(23,210)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Liabilities Still Held at the Reporting Date	(125,797)	59,416	(66,381)	(142,482)	79,018	(63,464)

Balance, End of Period	$5,483,483	$443,847	$5,927,330	$5,483,483	$443,847	$5,927,330

For the six months ended June 30, 2010, the transfer in, net, of Level III financial assets and liabilities was principally due to the consolidation of various CLO vehicles.

For the three and six months ended June 30, 2009, there were no Level III financial liabilities.

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

The gross assets and liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Gross Assets
Consolidated Blackstone Funds Excluding CLO Vehicles	$788,360	$741,024
Consolidated CLO Vehicles	6,457,278	—

	$7,245,638	$741,024

Gross Liabilities
Consolidated Blackstone Funds Excluding CLO Vehicles	$43,067	$37,974
Consolidated CLO Vehicles	6,092,204	—

	$6,135,271	$37,974

There is no recourse to the Partnership for the consolidated VIEs’ liabilities. The assets and liabilities of consolidated VIEs comprise primarily investments and notes payable and are included within Investments and Loans Payable, respectively, in the Condensed Consolidated Statements of Financial Condition.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The assets under management of VIEs in which Blackstone was not the primary beneficiary but in which Blackstone held a variable interest was $27.5 billion as of June 30, 2010. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. As of June 30, 2010, assets and liabilities recognized in the Partnership’s Condensed Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $187.2 million and zero, respectively. Assets consisted of $99.8 million of investments and $87.4 million of receivables. As of December 31, 2009, assets and liabilities recognized in the Partnership’s Condensed Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $133.9 million and $0.1 million, respectively. Assets consisted of $21.7 million of investments and $112.2 million of receivables. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2010 and December 31, 2009 was $189.6 million and $133.9 million, respectively. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities and any clawback obligation relating to previously distributed Carried Interest.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	BORROWINGS

On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. As of June 30, 2010, the Partnership had no outstanding borrowings under this Credit Facility.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. As of June 30, 2010, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,075,318	1.25%		5.8
Subordinated Notes	819,181	(a	)	8.7

	$6,894,499

(a)	The Subordinated Notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes are amounts due to non-consolidated affiliates of $84.8 million and $274.0 million, respectively. The fair value of Senior Secured and Subordinated Notes as of June 30, 2010 was $5.5 billion and $451.5 million, respectively, of which $59.3 million and $179.4 million represents the amounts Due to Affiliates. The contractual maturities of Senior Secured Notes are greater than five years.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by the CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2010, the fair value of the CLO assets was $6.5 billion. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

11.	INCOME TAXES

Blackstone’s effective tax rate was (3.04)% and (1.85)% for the three months ended June 30, 2010 and 2009, respectively, and (3.36)% and (1.91)% for the six months ended June 30, 2010 and 2009, respectively. Blackstone’s income tax provision was $19.4 million and $10.9 million for the three months ended June 30, 2010 and 2009, respectively, and $29.0 million and $28.6 million for the six months ended June 30, 2010 and 2009, respectively.

Blackstone’s effective tax rate for the three and six months ended June 30, 2010 and 2009 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	NET LOSS PER COMMON UNIT

Basic and diluted net loss per common unit for the three and six months ended June 30, 2010 and basic and diluted net loss per common unit entitled to priority distributions and per common unit not entitled to priority distributions for the three and six months ended June 30, 2009 was calculated as follows:

	Basic and Diluted
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net Loss Attributable to The Blackstone Group L.P.	$(193,320)	$(314,697)

Net Loss Per Common Unit	$(0.55)	$(0.91)

Total Weighted-Average Common Units Outstanding	354,399,780	344,084,390

	Basic and Diluted
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total Undistributed Loss
Net Loss Allocable to Common Unitholders	$(164,284)	$(395,858)
Less: Distributions to Common Unitholders	(83,371)	(165,517)

Total Undistributed Loss	$(247,655)	$(561,375)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(247,308)	$(559,330)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(347)	(2,045)

Total Undistributed Loss	$(247,655)	$(561,375)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.90)	$(2.04)
Priority Distributions (a)	0.30	0.60

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(0.60)	$(1.44)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.90)	$(2.04)
Priority Distributions	—	—

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(0.90)	$(2.04)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	275,199,027	274,416,111
Common Units Not Entitled to Priority Distributions	385,796	1,003,238

Total Weighted-Average Common Units Outstanding	275,584,823	275,419,349

(a)	Undistributed Loss per Common Unit — Priority Distributions are forecast based upon common units outstanding at the end of the reporting period and differ from actual distributions paid to common unitholders which are based on common units outstanding at the time priority distributions are made.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended June 30, 2010 and 2009, a total of 27,418,933 and 24,175,810 unvested deferred restricted common units and 743,034,050 and 823,827,409 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively. For the six months ended June 30, 2010 and 2009, a total of 28,019,298 and 25,185,306 unvested deferred restricted common units and 753,889,719 and 827,280,867 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2010, Blackstone repurchased 84,888 vested Blackstone Common Units as part of the unit repurchase program for a total cost of $1.2 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $1.0 million. As of June 30, 2010, the amount remaining available for repurchases under this program was $338.3 million.

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

For the three and six months ended June 30, 2010, the Partnership recorded compensation expense of $743.8 million and $1.5 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $3.0 million and $4.6 million, respectively. For the three and six months ended June 30, 2009, the Partnership recorded compensation expense of $762.7 million and $1.5 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $4.1 million and $6.5 million, respectively. As of June 30, 2010, there was $4.9 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.0 years.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,123,902,642 as of June 30, 2010. Total outstanding unvested phantom units were 22,881 as of June 30, 2010.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2010 and a summary of changes during the period January 1, 2010 through June 30, 2010 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2009	270,458,725	$30.76	23,742,693	$23.10	208,592	$25.07
Granted	422,768	13.85	701,148	11.27	(31)	14.65
Vested	(78,196,241)	30.84	(4,258,955)	27.38	(177,234)	14.65
Forfeited	(1,498,488)	31.00	(804,671)	25.75	(8,446)	14.60

Balance, June 30, 2010	191,186,764	$30.69	19,380,215	$21.42	22,881	$14.65

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2010, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	180,417,007	4.0
Deferred Restricted Blackstone Common Units and Options	16,143,562	3.9

Total Equity-Based Awards	196,560,569	4.0

Phantom Units	21,045	1.9

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone considers its Founders, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of June 30, 2010 and December 31, 2009, Due from Affiliates and Due to Affiliates comprised the following:

	June 30, 2010	December 31, 2009
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Interest	$259,897	$308,378
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	119,443	127,669
Amounts Due from Portfolio Companies and Funds	152,854	115,441
Investments Redeemed in Non-Consolidated Funds of Funds	64,359	77,600
Management and Performance Fees Due from Non-Consolidated Funds of Funds	62,085	68,649
Payments Made on Behalf of Non-Consolidated Entities	64,613	53,581
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	29,978	8,589

	$753,229	$759,907

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreement	$948,150	$830,517
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	477,984	485,253
Due to Note-Holders of Consolidated CLO’s	238,713	—
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	64,288	58,083
Distributions Received on Behalf of Non-Consolidated Entities	14,309	31,692
Payments Made by Non-Consolidated Entities	4,649	4,521

	$1,748,093	$1,410,066

Interests of the Co-Founder, Senior Managing Directors and Employees

The Co-Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of June 30, 2010 and December 31, 2009, the Co-Founder’s, other senior managing directors’ and employees’ investments aggregated $719.5 million and $649.4 million, respectively, and the Co-Founder’s, other senior managing directors’ and employees’ share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $24.9 million and $12.4 million for the three months ended June 30, 2010 and 2009, respectively, and $81.7 million and $(21.6) million for the six months ended June 30, 2010 and 2009, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $37.3 million and $25.2 million for the three months ended June 30, 2010 and 2009, respectively. Management and Advisory Fees earned from affiliates totaled $76.1 million and $45.5 million for the six months ended June 30, 2010 and 2009, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.4 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees and Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2010. See Note 15. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Certain subsidiaries of the Partnership which are corporate taxpayers have entered into tax receivable agreements with each of the predecessor owners and additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted senior managing directors and others who acquire Blackstone Holdings Partnership Units. The agreements provide for the payment by the corporate taxpayers to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $948.2 million over the next 15 years. The after-tax net present value of these estimated payments totals $252.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

The consolidated Blackstone Funds had signed investment commitments of $14.6 million as of June 30, 2010 which includes $1.3 million of signed investment commitments for portfolio company acquisitions in the process of closing. In addition, the general partners of the Blackstone Funds had unfunded commitments to each of their respective funds of $1.3 billion as of June 30, 2010.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds was $5.0 million as of June 30, 2010.

Contingent Performance Fees and Allocations

There were $86.5 million of segment level Performance Fees and Allocations related to the hedge funds in the Credit and Marketable Alternatives and Real Estate segments through the period ended June 30, 2010

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees and Allocations were $85.3 million through the period ended June 30, 2010.

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

Contingent Obligations (Clawback)

Included within Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations are gains (losses) from Blackstone Fund investments. The portion of net gains (losses) attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains (losses) attributable to non-controlling interest holders are net of Carried Interest earned by Blackstone. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results.

The actual clawback liability, however, does not become realized until the end of a fund’s life except for Blackstone’s real estate funds which may have an interim clawback liability come due after a realized loss is incurred, depending on the fund. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points beginning toward the end of 2012 and extending through 2018. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

During the quarter ended June 30, 2010, the Blackstone general partners paid an interim cash clawback obligation of $3.0 million relating to a real estate fund of which $1.7 million was paid by Blackstone Holdings and $1.3 million by current and former Blackstone personnel.

As of June 30, 2010, the clawback obligations were $478.0 million, of which $218.1 million related to Blackstone Holdings and $259.9 million related to current and former Blackstone personnel. Of the clawback obligation accrued, $15.7 million is due and payable on September 30, 2010 of which $9.0 million will be paid by current and former Blackstone personnel. This amount relates to an interim clawback obligation owed to a real estate fund. As of December 31, 2009, the clawback obligations were $485.3 million, of which $217.4 million related to Blackstone Holdings and $267.9 million related to current and former Blackstone personnel. The Accrual for Potential Repayment of Previously Received Performance Fees and Allocations is included in Due to Affiliates.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	June 30, 2010			December 31, 2009
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$67,665	$130,012	$197,677	$65,237	$120,208	$185,445
Real Estate	150,422	129,885	280,307	152,142	147,666	299,808

Total	$218,087	$259,897	$477,984	$217,379	$267,874	$485,253

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2010, $477.1 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges include principally charges associated with equity-based compensation, the amortization of intangibles and corporate actions

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

including acquisitions. Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$66,795	$82,916	$113,203	$—	$262,914
Advisory Fees	—	—	—	134,099	134,099
Transaction and Other Fees, Net	16,367	2,979	1,169	102	20,617
Management Fee Offsets	—	(110)	(69)	—	(179)

Total Management and Advisory Fees	83,162	85,785	114,303	134,201	417,451

Performance Fees and Allocations
Realized	1,106	16,319	28,949	—	46,374
Unrealized	(24,020)	21,117	(17,835)	—	(20,738)

Total Performance Fees and Allocations	(22,914)	37,436	11,114	—	25,636

Investment Income (Loss)
Realized	3,141	3,900	8,729	(49)	15,721
Unrealized	17,275	79,543	(10,193)	561	87,186

Total Investment Income (Loss)	20,416	83,443	(1,464)	512	102,907
Interest and Dividend Revenue	2,728	2,178	756	1,268	6,930
Other	460	(390)	(372)	(342)	(644)

Total Revenues	83,852	208,452	124,337	135,639	552,280

Expenses
Compensation and Benefits
Base Compensation	46,612	44,528	53,370	76,152	220,662
Performance Fee Related
Realized	128	8,895	13,856	—	22,879
Unrealized	(10,296)	15,999	(6,595)	—	(892)

Total Compensation and Benefits	36,444	69,422	60,631	76,152	242,649
Other Operating Expenses	28,677	17,647	24,520	17,316	88,160

Total Expenses	65,121	87,069	85,151	93,468	330,809

Economic Net Income	$18,731	$121,383	$39,186	$42,171	$221,471

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2009
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$67,740	$81,517	$96,293	$—	$245,550
Advisory Fees	—	—	—	82,503	82,503
Transaction and Other Fees, Net	15,145	2,879	687	—	18,711
Management Fee Offsets	—	(486)	(4,365)	—	(4,851)

Total Management and Advisory Fees	82,885	83,910	92,615	82,503	341,913

Performance Fees and Allocations
Realized	—	4,590	587	—	5,177
Unrealized	97,185	(51,960)	21,832	—	67,057

Total Performance Fees and Allocations	97,185	(47,370)	22,419	—	72,234

Investment Income (Loss)
Realized	102	1,345	(4,268)	—	(2,821)
Unrealized	17,118	(59,408)	29,049	—	(13,241)

Total Investment Income (Loss)	17,220	(58,063)	24,781	—	(16,062)
Interest and Dividend Revenue	824	197	279	1,118	2,418
Other	472	2,405	315	(122)	3,070

Total Revenues	198,586	(18,921)	140,409	83,499	403,573

Expenses
Compensation and Benefits
Base Compensation	40,667	39,207	49,304	54,239	183,417
Performance Fee Related
Realized	(3)	(542)	82	—	(463)
Unrealized	13,599	(45,489)	8,020	—	(23,870)

Total Compensation and Benefits	54,263	(6,824)	57,406	54,239	159,084
Other Operating Expenses	20,553	12,978	16,461	21,734	71,726

Total Expenses	74,816	6,154	73,867	75,973	230,810

Economic Net Income (Loss)	$123,770	$(25,075)	$66,542	$7,526	$172,763

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes as of and for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$552,280	$(2,192	)(a)	$550,088
Expenses	$330,809	$796,957	(b)	$1,127,766
Other Income (Loss)	$—	$(59,250	)(c)	$(59,250)
Economic Net Income (Loss)	$221,471	$(858,399	)(d)	$(636,928)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$403,573	$2,843	(a)	$406,416
Expenses	$230,810	$820,896	(b)	$1,051,706
Other Income	$—	$58,304	(c)	$58,304
Economic Net Income (Loss)	$172,763	$(759,749	)(d)	$(586,986)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2010	2009
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(8,428)	$(3,150)
Fund Expenses Added in Consolidation	10,072	2,491
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(58,294)	41,596
Transactional Other Income	(2,600)	17,367

Total Consolidation Adjustments	$(59,250)	$58,304

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Benefit for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2010	2009
Economic Net Income	$221,471	$172,763

Adjustments:
Amortization of Intangibles	(40,822)	(39,511)
IPO and Acquisition-Related Charges	(749,930)	(761,834)
Management Fee Revenues Associated with Consolidated CLO Vehicles	(9,353)	—
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(58,294)	41,596

Total Adjustments	(858,399)	(759,749)

Income (Loss) Before Provision for Taxes	$(636,928)	$(586,986)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four segments for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$132,227	$165,976	$216,682	$—	$514,885
Advisory Fees	—	—	—	210,667	210,667
Transaction and Other Fees, Net	48,339	4,921	2,514	103	55,877
Management Fee Offsets	—	(599)	(758)	—	(1,357)

Total Management and Advisory Fees	180,566	170,298	218,438	210,770	780,072

Performance Fees and Allocations
Realized	47,281	22,267	30,707	—	100,255
Unrealized	21,529	32,508	57,558	—	111,595

Total Performance Fees and Allocations	68,810	54,775	88,265	—	211,850

Investment Income
Realized	2,646	6,532	11,712	138	21,028
Unrealized	101,959	126,435	9,522	791	238,707

Total Investment Income	104,605	132,967	21,234	929	259,735
Interest and Dividend Revenue	6,156	4,896	1,904	2,664	15,620
Other	560	(2,266)	(914)	(1,274)	(3,894)

Total Revenues	360,697	360,670	328,927	213,089	1,263,383

Expenses
Compensation and Benefits
Base Compensation	93,522	84,678	102,455	130,644	411,299
Performance Fee Related
Realized	6,133	10,419	14,068	—	30,620
Unrealized	(3,952)	22,936	34,724	—	53,708

Total Compensation and Benefits	95,703	118,033	151,247	130,644	495,627
Other Operating Expenses	53,108	31,937	44,095	32,043	161,183

Total Expenses	148,811	149,970	195,342	162,687	656,810

Economic Net Income	$211,886	$210,700	$133,585	$50,402	$606,573

Segment Assets as of June 30, 2010	$3,636,522	$2,374,061	$2,353,853	$528,253	$8,892,689

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2009
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$136,171	$161,715	$192,796	$—	$490,682
Advisory Fees	—	—	—	173,443	173,443
Transaction and Other Fees, Net	25,473	6,019	1,130	—	32,622
Management Fee Offsets	—	(1,679)	(8,578)	—	(10,257)

Total Management and Advisory Fees	161,644	166,055	185,348	173,443	686,490

Performance Fees and Allocations
Realized	—	5,236	587	—	5,823
Unrealized	102,003	(281,179)	31,754	—	(147,422)

Total Performance Fees and Allocations	102,003	(275,943)	32,341	—	(141,599)

Investment Income (Loss)
Realized	(242)	2,742	(16,266)	—	(13,766)
Unrealized	1,953	(126,647)	37,139	—	(87,555)

Total Investment Income (Loss)	1,711	(123,905)	20,873	—	(101,321)
Interest and Dividend Revenue	672	581	988	2,162	4,403
Other	652	1,736	62	(1,065)	1,385

Total Revenues	266,682	(231,476)	239,612	174,540	449,358

Expenses
Compensation and Benefits
Base Compensation	77,515	75,209	103,011	105,191	360,926
Performance Fee Related
Realized	(9)	1,596	139	—	1,726
Unrealized	(28,367)	(120,948)	15,390	—	(133,925)

Total Compensation and Benefits	49,139	(44,143)	118,540	105,191	228,727
Other Operating Expenses	40,661	25,593	40,106	34,710	141,070

Total Expenses	89,800	(18,550)	158,646	139,901	369,797

Economic Net Income (Loss)	$176,882	$(212,926)	$80,966	$34,639	$79,561

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as and for the six months ended June 30, 2010 and 2009:

	June 30, 2010 and the Six Months then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,263,383	$(12,056	)(a)	$1,251,327
Expenses	$656,810	$1,571,670	(b)	$2,228,480
Other Income	$—	$112,554	(c)	$112,554
Economic Net Income (Loss)	$606,573	$(1,471,172	)(d)	$(864,599)
Total Assets	$8,892,689	$7,580,620	(e)	$16,473,309

	Six Months Ended June 30, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$449,358	$1,972	(a)	$451,330
Expenses	$369,797	$1,604,267	(b)	$1,974,064
Other Income	$—	$23,541	(c)	$23,541
Economic Net Income (Loss)	$79,561	$(1,578,754	)(d)	$(1,499,193)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2010	2009
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(5,666)	$(4,752)
Fund Expenses Added in Consolidation	10,780	6,073
Non-Controlling Interests in Income of Consolidated Entities	101,641	3,162
Transactional Other Income	5,799	19,058

Total Consolidation Adjustments	$112,554	$23,541

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2010	2009
Economic Net Income	$606,573	$79,561

Adjustments:
Amortization of Intangibles	(80,334)	(79,024)
IPO and Acquisition-Related Charges	(1,476,652)	(1,502,891)
Management Fee Revenues Associated with Consolidated CLO Vehicles	(15,827)	—
Non-Controlling Interests in Income of Consolidated Entities	101,641	3,161

Total Adjustments	(1,471,172)	(1,578,754)

Income (Loss) Before Provision for Taxes	$(864,599)	$(1,499,193)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

17.	SUBSEQUENT EVENTS

There have been no events since June 30, 2010 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2010
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$506,739	$—	$—	$506,739
Cash Held by Blackstone Funds and Other	—	390,176	—	390,176
Investments	3,450,081	7,227,083	(175,684)	10,501,480
Accounts Receivable	342,493	68,823	—	411,316
Due from Affiliates	731,684	97,723	(76,178)	753,229
Intangible Assets, Net	860,634	—	—	860,634
Goodwill	1,703,602	—	—	1,703,602
Other Assets	211,288	48,677	—	259,965
Deferred Tax Assets	1,086,168	—	—	1,086,168

Total Assets	$8,892,689	$7,832,482	$(251,862)	$16,473,309

Liabilities and Partners’ Capital
Loans Payable	$656,586	$5,696,085	$—	$6,352,671
Due to Affiliates	1,450,010	323,807	(25,724)	1,748,093
Accrued Compensation and Benefits	573,064	1,601	—	574,665
Accounts Payable, Accrued Expenses and Other Liabilities	399,827	321,928	(50,455)	671,300

Total Liabilities	3,079,487	6,343,421	(76,179)	9,346,729

Redeemable Non-Controlling Interests in Consolidated Entities	—	542,487	—	542,487

Partners’ Capital
Partners’ Capital	3,481,178	164,880	(180,770)	3,465,288
Appropriated Partners’ Capital	—	373,731	—	373,731
Accumulated Other Comprehensive Income	1,610	—	—	1,610
Non-Controlling Interests in Consolidated Entities	194,960	407,963	5,087	608,010
Non-Controlling Interests in Blackstone Holdings	2,135,454	—	—	2,135,454

Total Partners’ Capital	5,813,202	946,574	(175,683)	6,584,093

Total Liabilities and Partners’ Capital	$8,892,689	$7,832,482	$(251,862)	$16,473,309

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition—(Continued)

(Dollars in Thousands)

	December 31, 2009
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$952,096	$—	$—	$952,096
Cash Held by Blackstone Funds and Other	—	86,084	—	86,084
Investments	2,772,489	999,792	(206,798)	3,565,483
Accounts Receivable	305,846	461	—	306,307
Due from Affiliates	735,471	64,384	(39,948)	759,907
Intangible Assets, Net	919,477	—	—	919,477
Goodwill	1,703,602	—	—	1,703,602
Other Assets	171,463	1,141	(48)	172,556
Deferred Tax Assets	943,512	—	—	943,512

Total Assets	$8,503,956	$1,151,862	$(246,794)	$9,409,024

Liabilities and Partners’ Capital
Loans Payable	$651,993	$5,630	$—	$657,623
Due to Affiliates	1,362,781	65,776	(18,491)	1,410,066
Accrued Compensation and Benefits	486,951	1,994	—	488,945
Accounts Payable, Accrued Expenses and Other Liabilities	235,673	94,688	(21,504)	308,857

Total Liabilities	2,737,398	168,088	(39,995)	2,865,491

Redeemable Non-Controlling Interests in Consolidated Entities	—	526,311	—	526,311

Partners’ Capital
Partners’ Capital	3,376,707	206,799	(206,799)	3,376,707
Accumulated Other Comprehensive Income	2,420	—	—	2,420
Non-Controlling Interests in Consolidated Entities	289,619	250,664	—	540,283
Non-Controlling Interests in Blackstone Holdings	2,097,812	—	—	2,097,812

Total Partners’ Capital	5,766,558	457,463	(206,799)	6,017,222

Total Liabilities and Partners’ Capital	$8,503,956	$1,151,862	$(246,794)	$9,409,024

(a)	The consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Secured Trust Ltd*

BTD CP Holdings, LP

GSO Co-Investment Partners LLC

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

The Asia Opportunities Fund L.P.

Private equity side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Real estate side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Mezzanine side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Collateralized loan obligation vehicles*

*	Consolidated as of June 30, 2010 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is organized into four business segments:

•

Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. In addition, we are in the process of raising our seventh private equity fund. We have also launched a new investment fund focused on clean technology investments and are seeking to launch an investment fund targeting infrastructure investments. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

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

Business Environment

Global equity and credit markets retreated in the second quarter of 2010, as investors became more risk averse, responding to growing concerns over the strength of the economic recovery, European sovereign debt issues and regulatory uncertainty. Most global equity indices declined 10-25% during the quarter and volatility spiked. Equity funds saw meaningful outflows. In credit, the high yield and leveraged loan indices were flat to slightly down and spreads moderately widened. Bank loan and high yield mutual funds experienced outflows, removing much of the technical strength that had been driving markets higher.

In the United States, the S&P 500 declined 12% in the second quarter after four consecutive quarters of increases. The employment picture has improved moderately but not to the extent that some economists were expecting. The consensus expectation for GDP growth for 2010 is 3.0%, which is lower than the expectation earlier in the year.

In real estate, the fundamental picture continued to improve in the second quarter. In the office sector, certain markets continue to show improvements in occupancy trends and an increasing level of leasing activity. In the hospitality sector, industry RevPAR (Revenue Per Available Room), an important hospitality industry metric, grew 6% in the second quarter, and has increased for four consecutive months, following nearly two years of declines.

Commodity prices generally declined in the second quarter. The exception to this was precious metals, which benefited from safe haven buying as investors reduced risk. Energy and industrial metals were sharply lower driven mostly by macro concerns, and oil prices in particular declined 10% during the quarter. The U.S. dollar rose against each of the Euro and Pound Sterling by 10.4% and 1.6%, respectively.

Monetary policy in the U.S. has remained generally accommodative, although several foreign governments are starting to emphasize contraction as they become more focused on controlling budget deficits, particularly in Europe.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transaction

Acquisition of Management Agreements Related to CDO and CLO Vehicles

On April 1, 2010, the Partnership acquired, through GSO, management agreements relating to certain collateralized debt obligations (“CDO”) and CLO vehicles previously managed by Callidus Capital Management, LLC. The acquisition of the management agreements resulted in the consolidation of the respective CDO and CLO vehicles. On April 1, 2010, the fair value of the CDO and CLO assets and liabilities managed under such contracts was $2.7 billion and $2.5 billion, respectively. There was no material impact to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows.

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

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees and allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or, for our real estate funds, after a realized loss is incurred, depending on the fund.

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

Other Revenue — Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a reserve is established. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Condensed Consolidated Statements of Operations.

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

In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would tax Carried Interest as ordinary income starting this taxable year. However, under a transition rule, the portion of such legislation treating Carried Interest as non-qualifying income under the tax rules applicable to publicly traded partnerships would not apply until our first taxable year beginning ten years after the date of the enactment of the legislation.

In May 2010, the U.S. House of Representatives passed similar legislation that would generally tax, after 2010, income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent an ISPI is considered to be qualified capital interest under the legislation. The interests we hold in entities that are entitled to receive Carried Interest would likely be classified as ISPIs for purposes of this legislation. The legislation provides that, for taxable years beginning ten years after the date of enactment, income derived with respect of an ISPI that is not a qualified capital interest and that is treated as ordinary income under this legislation will not be qualifying income under the tax rules applicable to publicly traded partnerships. Therefore, if this or similar legislation is passed, we generally would be required to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations following such ten-year period.

The Obama administration has indicated it supports the adoption of the May 2010 legislation or legislation that similarly changes the treatment of Carried Interest for U.S. federal income tax purposes. In its published revenue proposals for both 2010 and 2011, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives in May 2010. It is unclear when or whether the U.S. Senate will act on such legislation or if enacted, what provision will be included in any final legislation.

If we were taxed as a corporation or were forced to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 10%. If a variation of the above described legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or force us to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations, this could materially increase our tax liability, and could well result in a reduction in the market price of our common units.

It is not possible at this time to meaningfully quantify the potential impact on Blackstone of this potential future legislation or any similar legislation. Multiple versions of legislation in this area have been proposed over the last few years that have included significantly different provisions regarding effective dates and the treatment of invested capital, tiered entities and cross-border operations, among other matters. Depending upon what version of the legislation, if any, were enacted, the potential impact on a public company such as Blackstone in a given year could differ dramatically and could be material. In addition, these legislative proposals would not themselves impose a tax on a publicly traded partnership such as Blackstone. Rather, they could force Blackstone and other publicly traded partnerships to restructure their operations so as to prevent disqualifying income from reaching the publicly traded partnership in amounts that would disqualify the partnership from treatment as a partnership for U.S. federal income tax purposes. Such a restructuring could result in more income being earned in corporate subsidiaries, thereby increasing corporate income tax liability indirectly borne by the publicly traded partnership. The nature of any such restructuring would depend on the precise provisions of the legislation that was ultimately enacted, as well as the particular facts and circumstances of Blackstone’s operations extant at the time any such legislation were to take effect, making the task of predicting the amount of additional tax highly speculative.

Economic Net Income

Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 16. “Segment Reporting” in the “Notes to the Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for our detailed discussion of Distributable Earnings.

Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees and Allocations, and (e) Realized Investment Income (Loss); less (a) Base Compensation, (b) Realized Performance Fee Related Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2010 and 2009. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$406,062	$340,829	$65,233	19%	$760,882	$682,001	$78,881	12%
Performance Fees and Allocations
Realized	51,750	4,810	46,940	N/M	105,799	5,456	100,343	N/M
Unrealized	(19,299)	66,361	(85,660)	N/M	112,480	(148,533)	261,013	N/M

Total Performance Fees and Allocations	32,451	71,171	(38,720)	-54%	218,279	(143,077)	361,356	N/M

Investment Income (Loss)
Realized	10,225	1,346	8,879	N/M	15,951	1,277	14,674	N/M
Unrealized	95,043	(12,295)	107,338	N/M	244,263	(94,679)	338,942	N/M

Total Investment Income (Loss)	105,268	(10,949)	116,217	N/M	260,214	(93,402)	353,616	N/M

Interest and Dividend Revenue	6,952	2,294	4,658	N/M	15,847	4,421	11,426	N/M
Other	(645)	3,071	(3,716)	N/M	(3,895)	1,387	(5,282)	N/M

Total Revenues	550,088	406,416	143,672	35%	1,251,327	451,330	799,997	177%

Expenses
Compensation and Benefits
Base Compensation	967,711	962,082	5,629	1%	1,892,661	1,882,295	10,366	1%
Performance Fee Related
Realized	22,879	(463)	23,342	N/M	30,620	1,726	28,894	N/M
Unrealized	(892)	(23,868)	22,976	96%	53,708	(133,923)	187,631	N/M

Total Compensation and Benefits	989,698	937,751	51,947	6%	1,976,989	1,750,098	226,891	13%
General, Administrative and Other	121,183	112,276	8,907	8%	227,562	217,876	9,686	4%
Interest Expense	7,682	87	7,595	N/M	14,867	1,486	13,381	N/M
Fund Expenses	9,203	1,592	7,611	N/M	9,062	4,604	4,458	97%

Total Expenses	1,127,766	1,051,706	76,060	7%	2,228,480	1,974,064	254,416	13%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(59,250)	58,304	(117,554)	N/M	112,554	23,541	89,013	N/M

Income (Loss) Before Provision for Taxes	(636,928)	(586,986)	(49,942)	-9%	(864,599)	(1,499,193)	634,594	42%
Provision for Taxes	19,392	10,885	8,507	78%	29,027	28,616	411	1%

Net Income (Loss)	(656,320)	(597,871)	(58,449)	-10%	(893,626)	(1,527,809)	634,183	42%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(421)	37,638	(38,059)	N/M	23,548	40,234	(16,686)	-41%
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	(57,873)	3,959	(61,832)	N/M	78,093	(37,072)	115,165	N/M
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	(404,706)	(475,184)	70,478	15%	(680,570)	(1,135,113)	454,543	40%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(193,320)	$(164,284)	$(29,036)	-18%	$(314,697)	$(395,858)	$81,161	21%

Revenues

Total Revenues were $550.1 million for the three months ended June 30, 2010, an increase of $143.7 million compared to Total Revenues for the three months ended June 30, 2009 of $406.4 million. The increase in revenues was primarily attributable to an increase of $116.2 million in Investment Income (Loss) and an increase of $65.2 million in Management and Advisory Fees which were partially offset by a decrease of $38.7 million in Performance Fees and Allocations. The improvement in Investment Income (Loss) was driven by increases in the underlying portfolio investments in our Real Estate segment. The increase in Management and Advisory Fees was primarily due to increases in Advisory fees from our fund placement business and our restructuring and reorganization business which are included in our Financial Advisory segment as well as increases in Base Management Fees in our Credit and Marketable Alternatives segment driven by higher Fee-Earning Assets Under Management from positive inflows in our funds of hedge funds business. The decrease in Performance Fees and Allocations was primarily driven by our Private Equity segment in which certain funds reversed previously accrued performance fees and allocations primarily due to a decrease in the share price of certain public investments. This decrease in Performance Fees and Allocations was partially offset by an increase in our Real Estate segment which was driven by improved performance of our real estate carry funds as operating performance and projected cash flows improved in certain portfolio investments. Our real estate carry funds had a net IRR of 17% in the second quarter of 2010 compared to negative 20% in the second quarter of 2009. The Realized Performance Fees and Allocations of $51.8 million were primarily attributable to the Real Estate and Credit and Marketable Alternatives segments with $16.3 million and $28.9 million, respectively.

Total Revenues were $1.3 billion for the six months ended June 30, 2010, an increase of $800.0 million compared to Total Revenues for the six months ended June 30, 2009 of $451.3 million. The increase in revenues was primarily attributable to an increase of $361.4 million in Performance Fees and Allocations, an increase of $353.6 million in Investment Income (Loss) and an increase of $78.9 million in Management and Advisory Fees. The increase in Performance Fees and Allocations was primarily driven by improved performance of our real estate carry funds in our Real Estate segment and our credit oriented funds and funds of hedge funds in our Credit and Marketable Alternatives segment. Investment Income (Loss) improved primarily due to increases in the underlying portfolio investments in our Real Estate and Private Equity segments. The increase in Management and Advisory Fees was primarily due to increases in Advisory Fees from our fund placement business which is included in our Financial Advisory segment, increases in Base Management Fees in our Credit and Marketable Alternatives segment driven by higher Fee-Earning Assets Under Management from positive inflows in our funds of hedge funds business and an increase in Transaction Fees in our Private Equity segment driven by a one-time fee related to the exit of one of our BCP investments.

Expenses

Expenses were $1.1 billion for the three months ended June 30, 2010, an increase of $76.1 million, or 7%, compared to $1.1 billion for the three months ended June 30, 2009. The increase was primarily attributable to an increase in Compensation and Benefits to $989.7 million from $937.8 million in 2009. Performance Fee Related Compensation was $22.0 million for the current year, an increase of $46.3 million, and Base Compensation was $967.7 million for the current year, an increase of $5.6 million. General, Administrative and Other expenses were $121.2 million for the current year, an increase of $8.9 million driven by an increase in costs related to our fund-raising efforts in our Private Equity segment and the launching of new products in our Credit and Marketable Alternatives segment. Our expenses are primarily driven by levels of business activity, revenue growth and headcount.

Expenses were $2.2 billion for the six months ended June 30, 2010, an increase of $254.4 million, or 13%, compared to $2.0 billion for the six months ended June 30, 2009. The increase was primarily attributable to an increase of $226.9 million in Compensation and Benefits driven by an increase in Performance Fee Related Compensation due to improved performance in our Real Estate segment and our credit oriented funds and funds of hedge funds in our Credit and Marketable Alternatives segment. Base Compensation was $1.9 billion, relatively unchanged from the prior year period. General Administrative and Other expenses were $227.6 million for the current year, an increase of $9.7 million driven by the same factors as for the quarterly period noted above.

Other Income (Loss)

Other Income (Loss) was $(59.3) million for the three months ended June 30, 2010, a decrease of $117.6 million compared to $58.3 million for the three months ended June 30, 2009. The change was due to negative performance of our consolidated CLO vehicles for the three months ended June 30, 2010.

Other Income (Loss) was $112.6 million for the six months ended June 30, 2010, an increase of $89.0 million compared to $23.5 million for the six months ended June 30, 2009. The change was principally driven by an increase in income generated by our Private Equity and Real Estate consolidated side-by-side entities.

Operating Metrics

The following table presents certain operating metrics for the three and six months ended June 30, 2010 and 2009. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$98,070,172	$92,227,566	$5,842,606	6%	$96,096,997	$91,041,057	$5,055,940	6%
Inflows, including Commitments (a)	6,282,532	1,223,055	5,059,477	N/M	8,783,150	3,889,780	4,893,370	126%
Outflows, including Distributions (b)	(1,966,897)	(2,517,887)	550,990	22%	(2,931,235)	(3,524,147)	592,912	17%
Market Appreciation (Depreciation) (c)	(965,826)	2,572,668	(3,538,494)	N/M	(528,931)	2,098,712	(2,627,643)	N/M

Balance, End of Period (d)	$101,419,981	$93,505,402	$7,914,579	8%	$101,419,981	$93,505,402	$7,914,579	8%

Assets Under Management (End of Period) (d)	$111,148,410	$93,468,481	$17,679,929	19%	$111,148,410	$93,468,481	$17,679,929	19%

Capital Deployed
Limited Partner Capital Invested	$1,377,717	$703,056	$674,661	96%	$2,347,541	$1,322,678	$1,024,863	77%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(d)	Fee-Earning Assets Under Management and Assets Under Management include $505.0 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $101.4 billion at June 30, 2010, an increase of $7.9 billion, or 8%, compared with $93.5 billion at June 30, 2009. The $7.9 billion increase was attributed to a $7.7 billion increase in our Credit and Marketable Alternatives segment driven primarily by net inflows of $4.0 billion which included the acquisition on April 1, 2010 of $3.5 billion of collateralized debt obligations and CLO vehicles and $2.8 billion of market appreciation primarily driven by our funds of hedge funds business.

Assets Under Management

Assets Under Management were $111.1 billion at June 30, 2010, an increase of $17.7 billion, or 19%, compared with $93.5 billion at June 30, 2009. The $17.7 billion increase was attributed to a $9.5 billion increase in our Credit and Marketable Alternatives segment driven by market appreciation of $4.1 billion primarily in our funds of hedge funds and credit-oriented funds and the acquisition on April 1, 2010 of $3.5 billion of collateralized debt obligations and CLO vehicles. A $4.5 billion increase in our Private Equity segment was driven by market appreciation of $5.8 billion and net inflows of $1.1 billion which was partially offset by $2.3 billion of realizations, while a $3.7 billion increase in our Real Estate segment was driven by market appreciation of $2.8 billion and net inflows of $0.9 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $1.4 billion for the three months ended June 30, 2010, an increase of $674.7 million, or 96%, compared to $703.1 million for the three months ended June 30, 2009. Limited Partner Capital Invested was $2.3 billion for the six months ended June 30, 2010, an increase of $1.0 billion, or 77%, compared to $1.3 billion for the six months ended June 30, 2009. The change reflected an increase in the size and volume of consummated transactions compared to the prior year.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$66,795	$67,740	$(945)	-1%	$132,227	$136,171	$(3,944)	-3%
Transaction and Other Fees, Net	16,367	15,145	1,222	8%	48,339	25,473	22,866	90%

Total Management Fees	83,162	82,885	277	0%	180,566	161,644	18,922	12%

Performance Fees and Allocations
Realized	1,106	—	1,106	N/M	47,281	—	47,281	N/M
Unrealized	(24,020)	97,185	(121,205)	N/M	21,529	102,003	(80,474)	-79%

Total Performance Fees and Allocations	(22,914)	97,185	(120,099)	N/M	68,810	102,003	(33,193)	-33%

Investment Income (Loss)
Realized	3,141	102	3,039	N/M	2,646	(242)	2,888	N/M
Unrealized	17,275	17,118	157	1%	101,959	1,953	100,006	N/M

Total Investment Income (Loss)	20,416	17,220	3,196	19%	104,605	1,711	102,894	N/M
Interest and Dividend Revenue	2,728	824	1,904	N/M	6,156	672	5,484	N/M
Other	460	472	(12)	-3%	560	652	(92)	-14%

Total Revenues	83,852	198,586	(114,734)	-58%	360,697	266,682	94,015	35%

Expenses
Compensation and Benefits
Base Compensation	46,612	40,667	5,945	15%	93,522	77,515	16,007	21%
Performance Fee Related
Realized	128	(3)	131	N/M	6,133	(9)	6,142	N/M
Unrealized	(10,296)	13,599	(23,895)	N/M	(3,952)	(28,367)	24,415	86%

Total Compensation and Benefits	36,444	54,263	(17,819)	-33%	95,703	49,139	46,564	95%
Other Operating Expenses	28,677	20,553	8,124	40%	53,108	40,661	12,447	31%

Total Expenses	65,121	74,816	(9,695)	-13%	148,811	89,800	59,011	66%

Economic Net Income	$18,731	$123,770	$(105,039)	-85%	$211,886	$176,882	$35,004	20%

Revenues

Revenues were $83.9 million for the three months ended June 30, 2010, a decrease of $114.7 million compared to $198.6 million for the three months ended June 30, 2009. The decrease in revenues was primarily attributed to a decrease of $120.1 million in Performance Fees and Allocations which was partially offset by an increase of $3.2 million in Investment Income (Loss). Total Management Fees remained relatively unchanged.

Performance Fees and Allocations, which are determined on a fund by fund basis, were $(22.9) million for the three months ended June 30, 2010, a decrease of $120.1 million, compared to $97.2 million for the three months ended June 30, 2009, principally driven by BCP IV and BCOM, which generated gross returns of (1.1)%

and (8.7)%, respectively, for the three months ended June 30, 2010 compared to 11.5% and (1.3)%, respectively, for the three months ended June 30, 2009. Investment Income (Loss) was $20.4 million, an increase of $3.2 million, compared to $17.2 million for the three months ended June 30, 2009, principally driven by BCP V, which generated a gross return of 4.5% for the three months ended June 30, 2010 compared to approximately flat performance for the three months ended June 30, 2009. Overall, our BCP funds had a net IRR of 2.3% for the quarter, compared to 4.2% in the second quarter of 2009. Continued improvement in the performance of our private portfolio was offset by decreases in the share prices of certain of our public investments and foreign exchange rates. The fair value appreciation for the current quarter in our private portfolio was primarily due to continued improvement in operating performance driven by companies in the hospitality, leisure and healthcare sectors. At a fund level, the appreciation in fair value of our private portfolio was primarily attributed to BCP V generating $19.5 million in Investment Income while BCP IV had $(11.3) million and $(1.4) million in Performance Fees and Allocations and Investment Income (Loss), respectively, and BCOM had $(11.6) million in Performance Fees and Allocations and $(2.0) million in Investment Income (Loss). At June 30, 2010, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.4 times investors’ original investments; excluding funds which are still in their Investment Period, the historical returns were 2.2 times investors’ original investments.

Realized Investment Income (Loss) was $3.1 million for the three months ended June 30, 2010, an increase of $3.0 million compared to $0.1 million for the three months ended June 30, 2009.

Total Management Fees were $83.2 million for the three months ended June 30, 2010, an increase of $0.3 million compared to $82.9 million for the three months ended June 30, 2009. Base Management Fees and Transaction and Other Fees remained relatively unchanged at $66.8 million and $16.4 million, respectively.

Revenues were $360.7 million for the six months ended June 30, 2010, an increase of $94.0 million compared to $266.7 million for the six months ended June 30, 2009. The increase was primarily due to an increase of $102.9 million in Investment Income (Loss), partially offset by a reduction in Performance Fees and Allocations of $33.2 million. The increase in Investment Income (Loss) was due to the overall increase in the unrealized value for our BCP funds, which resulted in a net IRR of 18.1% for the six months ended June 30, 2010 compared to negative 1% for the six months ended June 30, 2009. In 2009, BCP IV contributed $124.0 million of Performance Fees and Allocations compared to $81.0 million in the six months ended June 30, 2010. Additionally, Total Management Fees rose $18.9 million from the prior year to $180.6 million in the six months ended June 30, 2010, primarily due to a one-time fee earned in the first quarter related to the exit of one of our fund investments.

The Realized Performance Fees and Allocations for the six months ended June 30, 2010 of $47.3 million was primarily attributable to the secondary offering of TRW Automotive, one of our publicly traded portfolio investments, and distributions from certain of our investments in the financial services industries. Realized Investment Income (Loss) was $2.6 million for the six months ended June 30, 2010, an increase of $2.9 million compared to $(0.2) million for the six months ended June 30, 2009.

Expenses

Expenses were $65.1 million for the three months ended June 30, 2010, a decrease of $9.7 million, compared to $74.8 million for the three months ended June 30, 2009. The $9.7 million decrease was primarily attributed to a $23.8 million decrease in Performance Fee Related Compensation, which was partially offset by increases of $8.1 million and $5.9 million in Other Operating Expenses and Base Compensation, respectively. Performance Fee Related Compensation decreased $23.8 million to $(10.2) million compared to the prior year period, primarily due to the negative performance in BCP IV and BCOM which resulted in the reversal of prior period accrued performance fees related to unrealized valuation reductions on certain investments. Other Operating Expenses increased $8.1 million to $28.7 million, principally due to an increase in interest expense and fund raising costs.

Expenses were $148.8 million for the six months ended June 30, 2010, an increase of $59.0 million compared to $89.8 million for the six months ended June 30, 2009. The $59.0 million increase was primarily attributed to a $46.6 million increase in Compensation and Benefits and a $12.4 million increase in Other Operating Expenses. Performance Fee Related Compensation increased $30.6 million primarily due to the fact that the six months ended June 30, 2009 included a $28.4 million reversal of prior period Carried Interest allocations to certain personnel, a result of the net depreciation in fair value of certain portfolio investments, compared with a reversal of $4.0 million in the six months ended June 30, 2010. Base Compensation increased $16.0 million. Other Operating Expenses increased $12.4 million, driven principally by an increase in interest expense and fund-raising costs.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$25,173,936	$25,461,139	$(287,203)	-1%	$24,521,394	$25,509,163	$(987,769)	-4%
Inflows, including Commitments	49,452	39,552	9,900	25%	866,350	76,675	789,675	N/M
Outflows, including Distributions	(8,828)	—	(8,828)	N/M	(180,458)	(9,745)	(170,713)	N/M
Market Appreciation (Depreciation)	(24,365)	(256,641)	232,276	91%	(17,091)	(332,043)	314,952	95%

Balance, End of Period (a)	$25,190,195	$25,244,050	$(53,855)	-0%	$25,190,195	$25,244,050	$(53,855)	-0%

Assets Under Management (End of Period) (a)	$28,360,282	$23,866,087	$4,494,195	19%	$28,360,282	$23,866,087	$4,494,195	19%

Capital Deployed
Limited Partner Capital Invested	$469,808	$338,269	$131,539	39%	$857,712	$534,409	$323,303	60%

(a)	Fee-Earning Assets Under Management and Assets Under Management include $505.0 million from a joint venture in Korea in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.2 billion at June 30, 2010, relatively unchanged from June 30, 2009. Inflows of $49.5 million and outflows of $8.8 million were both driven by investment activity in our funds that charge management fees based on invested capital. Market depreciation of $24.4 million in the second quarter of 2010 was due to the foreign exchange impact on management fees earned from our joint venture in Korea, which has no impact on the performance of our funds. In the second quarter of 2009, market depreciation of $256.6 million represented certain assets in our BCP IV and BCOM funds that were valued at zero and for which we are no longer entitled to charge a management fee. Despite valuing these assets at zero (reduced from their previous nominal carrying value), BCP IV and BCOM achieved net returns of 11% and 1%, respectively, and generated a combined $97.2 million in performance fees and allocations in the second quarter of 2009.

Assets Under Management

Assets Under Management were $28.4 billion at June 30, 2010, an increase of $4.5 billion, or 19%, compared with $23.9 billion at June 30, 2009. The increase was primarily due to net appreciation of $5.8 billion in the fair value of our portfolio investments and inflows of $1.1 billion, partially offset by realizations of $2.3 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $469.8 million for the three months ended June 30, 2010, an increase of $131.5 million, or 39%, compared to $338.3 million for the three months ended June 30, 2009. Limited Partner Capital Invested was $857.7 million for the six months ended June 30, 2010, an increase of $323.3 million, or 60%, compared to $534.4 million for the six months ended June 30, 2009. The increases were primarily attributable to an increase in the average transaction size for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively.

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

The following table presents the Net Internal Rates of Return of our significant BCP funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2010 Inception to Date
Fund	2010	2009	2010	2009	Total	Realized (b)
BCP IV	-1%	11%	8%	12%	39%	62%
BCP V	4%	1%	25%	-5%	-2%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and Carried Interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The net internal rate of return for BCP IV for the quarter ended June 30, 2010 was negative compared to the positive returns in the same quarter last year due to unfavorable fluctuations in the share prices of certain of its public investments and foreign exchange rates, offset by an increase in value due to an agreement to sell a portion of an investment in the leisure sector. The net internal rate of return for BCP V for the quarter ended June 30, 2010 was higher compared to the positive returns in the same quarter last year due to continued improvement in operating performance of its private investments driven by companies in the hospitality, leisure and healthcare sectors.

The following table presents the investment record of the private equity funds from inception through June 30, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total		Net IRR (c)	MOIC (d)	Total		Net IRR (c)	MOIC (d)
Fund (Investment Period)	Invested Capital	Carrying Value (b)			Invested Capital	Carrying Value (b) (e)
	(Dollars in Millions)				(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	19%	2.6	$679	$1,742	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,251	32%	2.5	1,201	3,123	37%	2.6
BCP III (Aug 1997 / Nov 2002)	4,026	7,956	13%	2.0	3,402	6,938	18%	2.0
BCOM (June 2000 / Jun 2006)	2,132	2,841	7%	1.3	1,215	2,149	24%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,219	17,399	39%	2.4	4,373	13,342	62%	3.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value. Net IRR is after management fees, expenses and Carried Interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(e)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.7 billion.

The following table presents the investment record of the private equity funds from inception through June 30, 2010 for funds with open investment periods:

Funds in the Investment Period
		Total Investments				Realized / Partially Realized Investments (a)
		Total				Total
Fund (Investment Period)	Available Capital (b)	Invested Capital	Carrying Value (c)	Net IRR (d)	MOIC (e)	Invested Capital	Carrying Value (c) (f)	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$3,906	$17,428	$17,233	-2%	1.0	$1,504	$2,225	15%	1.5

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $864.3 million committed to deals but not yet invested. The segment has $913.7 million of Available Capital that has been reserved for add-on investments in funds that are fully invested and $505.0 million in a joint venture.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	IRR represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value. Net IRR is after management fees, expenses and Carried Interest.
(e)	MOIC represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $819.3 million.

The Private Equity segment has two funds with closed investment periods, BCP IV and BCOM. As of June 30, 2010, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were deemed worthless. BCOM is below its Carried Interest threshold but above the level at which all previously recorded clawback will have reversed. Any further Carried Interest reversals for BCOM will be allocated to current and former Blackstone personnel and have no effect on our results of operations.

The following table presents the Carried Interest status of our private equity funds in their investment period which are currently not generating performance fees as of June 30, 2010:

		Gain to Cross Carried Interest Threshold (a)
Funds in the Investment Period	Available Capital (b)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$3,906	$4,599	11%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(b)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital (including side-by-side investments).
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$82,916	$81,517	$1,399	2%	$165,976	$161,715	$4,261	3%
Transaction and Other Fees, Net	2,979	2,879	100	3%	4,921	6,019	(1,098)	-18%
Management Fee Offsets	(110)	(486)	376	77%	(599)	(1,679)	1,080	64%

Total Management Fees	85,785	83,910	1,875	2%	170,298	166,055	4,243	3%

Performance Fees and Allocations
Realized	16,319	4,590	11,729	N/M	22,267	5,236	17,031	N/M
Unrealized	21,117	(51,960)	73,077	N/M	32,508	(281,179)	313,687	N/M

Total Performance Fees and Allocations	37,436	(47,370)	84,806	N/M	54,775	(275,943)	330,718	N/M

Investment Income (Loss)
Realized	3,900	1,345	2,555	190%	6,532	2,742	3,790	138%
Unrealized	79,543	(59,408)	138,951	N/M	126,435	(126,647)	253,082	N/M

Total Investment Income (Loss)	83,443	(58,063)	141,506	N/M	132,967	(123,905)	256,872	N/M
Interest and Dividend Revenue	2,178	197	1,981	N/M	4,896	581	4,315	N/M
Other	(390)	2,405	(2,795)	N/M	(2,266)	1,736	(4,002)	N/M

Total Revenues	208,452	(18,921)	227,373	N/M	360,670	(231,476)	592,146	N/M

Expenses
Compensation and Benefits
Base Compensation	44,528	39,207	5,321	14%	84,678	75,209	9,469	13%
Performance Fee Related
Realized	8,895	(542)	9,437	N/M	10,419	1,596	8,823	N/M
Unrealized	15,999	(45,489)	61,488	N/M	22,936	(120,948)	143,884	N/M

Total Compensation and Benefits	69,422	(6,824)	76,246	N/M	118,033	(44,143)	162,176	N/M
Other Operating Expenses	17,647	12,978	4,669	36%	31,937	25,593	6,344	25%

Total Expenses	87,069	6,154	80,915	N/M	149,970	(18,550)	168,520	N/M

Economic Net Income (Loss)	$121,383	$(25,075)	$146,458	N/M	$210,700	$(212,926)	$423,626	N/M

Revenues

Revenues were $208.5 million for the three months ended June 30, 2010, a significant improvement of $227.4 million compared to $(18.9) million for the three months ended June 30, 2009. The increase in revenues was attributable to an improvement of $141.5 million in Investment Income (Loss), an improvement of $84.8 million in Performance Fees and Allocations, and an increase of $1.9 million in Total Management Fees.

Investment Income (Loss) was $83.4 million for the three months ended June 30, 2010, an improvement of $141.5 million compared to $(58.1) million for the three months ended June 30, 2009. Performance Fees and Allocations, which are determined on a fund by fund basis, were $37.4 million for the three months ended

June 30, 2010, an improvement of $84.8 million compared to $(47.4) million for the prior year. These improvements were driven by the improved performance of our carry funds, which had a net IRR of 17% for the second quarter of 2010 compared to a net IRR of (20)% in the second quarter of 2009. The improved performance in the real estate carry funds, specifically our holdings in Hilton and EOP, was due to both improved current operating performance and projected cash flows across our investments. BREP IV, BREP Europe III and our real estate debt investment funds contributed to the improvement in Performance Fees and Allocations for the three months ended June 30, 2010. Investment Income (Loss) was driven by BREP VI. In the three months ended June 30, 2009, the funds experienced significant unrealized valuation reductions. As a result, prior period performance fees were reversed, primarily in BREP IV, resulting in a loss of $(47.4) million for the second quarter of 2009.

The Realized Performance Fees and Allocations and Investment Income (Loss) for the three months ended June 30, 2010 of $16.3 million and $3.9 million, respectively, were improved from 2009. The increase in realized Performance Fees and Allocations was driven by the positive performance of our real estate debt investment funds.

Total Management Fees were $85.8 million for the three months ended June 30, 2010, an increase of $1.9 million compared to $83.9 million for the three months ended June 30, 2009. Base Management Fees were $82.9 million for the three months ended June 30, 2010, an increase of $1.4 million compared to the prior year, driven by an increase in Fee-Earning Assets Under Management of 1% from the prior year, which was primarily from capital invested by our real estate debt investment funds.

Revenues were $360.7 million for the six months ended June 30, 2010, an increase of $592.1 million compared to $(231.5) million for the six months ended June 30, 2009. The improvement in Performance Fees and Allocations was driven by the improved performance of our carry funds as well as a decrease in the reversal of Blackstone’s prior period Carried Interest allocations. The increase in Investment Income (Loss) was due to improved performance of the segment’s funds, particularly related to our office and lodging sector investments. Specifically, for the six months ended June 30, 2010 the segment’s carry funds had a net IRR of 29% compared to (34)% during the six months ended June 30, 2009. Base Management Fees increased $4.3 million, driven by an increase of 1% in Fee-Earning Assets Under Management from June 30, 2009.

Expenses

Expenses were $87.1 million for the three months ended June 30, 2010, an increase of $80.9 million, compared to $6.2 million for the three months ended June 30, 2009. The $80.9 million increase was primarily attributed to a $70.9 million increase in Performance Fee Related Compensation, a $5.3 million increase in Base Compensation and a $4.7 million increase in Other Operating Expenses. Performance Fee Related Compensation was $24.9 million, an increase of $70.9 million compared to $(46.0) million for the prior year, a result of positive Performance Fees and Allocations revenue in the current year period compared to the reversal of prior period accrued performance fees in the prior year period. Other Operating Expenses increased $4.7 million to $17.6 million, principally due to an increase in interest expense. Realized Performance Fee Related Compensation was driven by the same factors which drove Realized Performance Fees and Allocations Revenue.

Expenses were $150.0 million for the six months ended June 30, 2010, an increase of $168.5 million, compared to $(18.6) million for the six months ended June 30, 2009. The $168.5 million increase was primarily attributed to a $152.7 million increase in Performance Fee Related Compensation, a $9.5 million increase in Base Compensation and a $6.3 million increase in Other Operating Expenses. Performance Fee Related Compensation increased $152.7 million, primarily as a result of positive Performance Fees and Allocations revenue in the current year period compared to the reversal of prior period accrued performance fees in the prior year period. Other Operating Expenses increased $6.3 million due to an increase in interest expense.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$23,820,697	$22,867,992	$952,705	4%	$23,708,057	$22,970,438	$737,619	3%
Inflows, including Commitments	333,072	560,332	(227,260)	-41%	608,910	748,656	(139,746)	-19%
Outflows, including Distributions	(50,667)	(135,190)	84,523	63%	(59,929)	(211,956)	152,027	72%
Market Appreciation (Depreciation)	(261,742)	232,047	(493,789)	N/M	(415,678)	18,043	(433,721)	N/M

Balance, End of Period	$23,841,360	$23,525,181	$316,179	1%	$23,841,360	$23,525,181	$316,179	1%

Assets Under Management (End of Period)	$23,922,589	$20,195,478	$3,727,111	18%	$23,922,589	$20,195,478	$3,727,111	18%

Capital Deployed
Limited Partner Capital Invested	$643,817	$252,687	$391,130	155%	$1,068,685	$467,810	$600,875	128%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $23.8 billion at June 30, 2010, an increase of $316.2 million, or 1%, compared with $23.5 billion at June 30, 2009. Current period inflows of $333.1 million were primarily related to capital invested by our real estate debt investment funds. Current period outflows were $50.7 million, primarily due to realizations in our real estate debt funds. Market depreciation in the current year period of $261.7 million was primarily due to the impact of unfavorable foreign exchange fluctuations on committed capital for our European focused real estate fund which was partially offset by net valuation increases for certain of our real estate debt investment funds that charge management fees based on net asset value. Prior year market appreciation of $232.0 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate fund. Despite the foreign exchange impact, BREP Europe III was able to achieve a net return of 34% in the second quarter of 2010 (there were no investments during the second quarter of 2009).

Assets Under Management

At June 30, 2010, Assets Under Management were $23.9 billion, an increase of $3.7 billion, or 18%, compared with $20.2 billion at June 30, 2009. The change was primarily due to market appreciation of $2.8 billion and capital raised by our real estate debt investment funds, partially offset by realizations and other outflows.

Limited Partner Capital Invested

For the three months ended June 30, 2010, Limited Partner Capital Invested was $643.8 million, an increase of $391.1 million, or 155%, from $252.7 million for the three months ended June 30, 2009. Limited Partner Capital Invested was $1.1 billion for the six months ended June 30, 2010, an increase of $600.9 million or 128%, from $467.8 million for the six months ended June 30, 2009. These increases primarily reflected increased investment activity by our real estate debt investment funds and add-on investments in our BREP funds.

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

The following table presents the Net Internal Rates of Return of our significant real estate funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2010 Inception to Date
Fund	2010	2009	2010	2009	Total	Realized (b)
BREP IV	6%	-18%	6%	-33%	14%	69%
BREP V	13%	-21%	16%	-36%	-2%	76%
BREP International II	5%	-10%	11%	-29%	-20%	3%
BREP International	-2%	8%	-4%	7%	28%	36%
BREP VI	31%	-23%	62%	-36%	-11%	95%
BREP Europe III	34%	N/A	128%	N/A	23%	N/A
BSSF II	4%	N/A	10%	N/A	22%	59%
BSSF I	3%	9%	11%	10%	15%	N/A
CMBS	2%	3%	12%	3%	25%	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The BREP funds’ net internal rates of return for the three and six months ended June 30, 2010 were improved for all funds (except BREP International, BSSF I and CMBS) compared to the negative returns for the BREP funds for the three and six months ended June 30, 2009. Generally, improvement in the fundamentals of the BREP funds’ hotels, improving market conditions in the BREP funds’ office investments and the opportunity to acquire certain property level debt below par, has led to increases in the valuation of our investments.

The following table presents the investment record of the real estate funds from inception through June 30, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized /Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)				(Dollars in Millions)
Pre-BREP	$141	$345	33%	2.5	$141	$345	33%	2.5
BREP I (Sep 1994 / Oct 1996)	467	1,328	40%	2.8	467	1,328	40%	2.8
BREP II (Oct 1996 / Mar 1999)	1,219	2,525	19%	2.1	1,219	2,525	19%	2.1
BREP III (Apr 1999 / Apr 2003)	1,415	3,328	22%	2.4	1,338	3,300	23%	2.5
BREP Int’l (Jan 2001 / Sep 2005)	757	1,577	28%	2.1	658	1,514	36%	2.3
BREP IV (Apr 2003 / Dec 2005)	2,737	3,662	14%	1.3	1,057	2,477	69%	2.3
BREP V (Dec 2005 / Feb 2007)	5,183	5,236	-2%	1.0	951	1,817	76%	1.9
BREP Int’l II (Sep 2005 / Jun 2008)	1,778	1,114	-20%	0.6	208	248	4%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	IRR represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and Carried Interest.
(d)	MOIC represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(e)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $721.9 million.

The following table presents the investment record of the real estate funds, excluding separately managed accounts, from inception through June 30, 2010 for funds with open investment periods:

	Funds in the Investment Period
		Total Investment
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$5,718	$5,321	$4,516	-11%	0.8
BREP Europe III (Jun 2008 / Dec 2013)	3,920	126	320	23%	2.5
BSSF II (Jul 2009 / Aug 2017)	435	520	624	22%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $1.4 billion committed to deals but not yet invested. Additionally, the segment has $1.1 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	IRR represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and Carried Interest.
(d)	MOIC represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The following table presents the Carried Interest status of our real estate funds with expired investment periods which are currently not generating performance fees as of June 30, 2010:

	Gain to Cross Carried Interest Threshold (b)
Fully Invested Funds (a)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BREP V (Dec 2005 / Feb 2007)	$1,188	9%
BREP Int’l II (Sep 2005 / Jun 2008)	$1,038	18%

(a)	As of June 30, 2010: (a) BREP International was above its Carried Interest preferred return threshold even if all remaining investments were deemed worthless, and (b) BREP IV was above its Carried Interest preferred return threshold.

(b)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

The following table presents the Carried Interest status of our real estate funds with open investment periods that are currently not generating performance fees as of June 30, 2010:

		Gain to Cross Carried Interest Threshold (b)
Fund in the Investment Period (a)	Available Capital (c)	Amount	% Change in Total Enterprise Value (d)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$5,718	$2,464	15%

(a)	As of June 30, 2010, BREP Europe III and BSSF II were above their Carried Interest preferred return threshold.
(b)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital (including side-by-side investments).
(d)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Credit and Marketable Alternatives

The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$113,203	$96,293	$16,910	18%	$216,682	$192,796	$23,886	12%
Transaction and Other Fees, Net	1,169	687	482	70%	2,514	1,130	1,384	122%
Management Fee Offsets	(69)	(4,365)	4,296	98%	(758)	(8,578)	7,820	91%

Total Management Fees	114,303	92,615	21,688	23%	218,438	185,348	33,090	18%

Performance Fees and Allocations
Realized	28,949	587	28,362	N/M	30,707	587	30,120	N/M
Unrealized	(17,835)	21,832	(39,667)	N/M	57,558	31,754	25,804	81%

Total Performance Fees and Allocations	11,114	22,419	(11,305)	-50%	88,265	32,341	55,924	173%

Investment Income (Loss)
Realized	8,729	(4,268)	12,997	N/M	11,712	(16,266)	27,978	N/M
Unrealized	(10,193)	29,049	(39,242)	N/M	9,522	37,139	(27,617)	-74%

Total Investment Income (Loss)	(1,464)	24,781	(26,245)	N/M	21,234	20,873	361	2%
Interest and Dividend Revenue	756	279	477	171%	1,904	988	916	93%
Other	(372)	315	(687)	N/M	(914)	62	(976)	N/M

Total Revenues	124,337	140,409	(16,072)	-11%	328,927	239,612	89,315	37%

Expenses
Compensation and Benefits
Base Compensation	53,370	49,304	4,066	8%	102,455	103,011	(556)	-1%
Performance Fee Related
Realized	13,856	82	13,774	N/M	14,068	139	13,929	N/M
Unrealized	(6,595)	8,020	(14,615)	N/M	34,724	15,390	19,334	126%

Total Compensation and Benefits	60,631	57,406	3,225	6%	151,247	118,540	32,707	28%
Other Operating Expenses	24,520	16,461	8,059	49%	44,095	40,106	3,989	10%

Total Expenses	85,151	73,867	11,284	15%	195,342	158,646	36,696	23%

Economic Net Income	$39,186	$66,542	$(27,356)	-41%	$133,585	$80,966	$52,619	65%

Revenues

Revenues were $124.3 million for the three months ended June 30, 2010, a decrease of $16.1 million compared to the three months ended June 30, 2009. The decrease in revenues was primarily attributed to decreases of $26.2 million in Investment Income (Loss) and an $11.3 million decrease in Performance Fees and Allocations. These decreases were partially offset by an increase of $21.7 million in Total Management Fees to $114.3 million, compared to $92.6 million for the prior year period.

Investment Income (Loss) was $(1.5) million, a decrease of $26.2 million compared to $24.8 million for the three months ended June 30, 2009. The decrease was primarily related to a reduction in returns on our investments in our funds of hedge funds and certain of our credit-oriented funds. Investment Income (Loss) was negatively impacted by unfavorable conditions in equity and credit markets for the three months ended June 30, 2010 compared to the prior year period. Performance Fees and Allocations were $11.1 million for the three months ended June 30, 2010, a decrease of $11.3 million from the prior year period. The decrease in Performance Fees and Allocations was attributable to reduced returns on the segment’s funds of hedge funds and credit-oriented funds, compared to the three months ended June 30, 2009. The net composite returns in our funds of hedge funds was negative 1.4% in 2010 compared to 5.7% in 2009. Despite this, Fee-Earning Assets Under Management related to funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees and Allocations, increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 (see table below).

The Realized Performance Fees and Allocations for the three months ended June 30, 2010 of $28.9 million were driven by our credit oriented funds. The Realized Investment Income (Loss) for the three months ended June 30, 2010 of $8.7 million was driven primarily by our funds of hedge funds.

Total Management Fees were $114.3 million for the three months ended June 30, 2010, an increase of $21.7 million compared to $92.6 million for the three months ended June 30, 2009. Base Management Fees were $113.2 million for the three months ended June 30, 2010, an increase of $16.9 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was primarily from positive net inflows in our funds of hedge funds business, the April 1, 2010 acquisition of $3.5 billion in collateralized debt obligations and CLO vehicles by our credit oriented businesses and market appreciation in our funds of hedge funds.

Revenues were $328.9 million for the six months ended June 30, 2010, an increase of $89.3 million, compared to $239.6 million for the six months ended June 30, 2009. Performance Fees and Allocations increased $55.9 million driven by performance fees generated by certain of our credit-oriented funds and funds of hedge funds. Investment Income (Loss) and Other remained relatively unchanged during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Base Management Fees increased $23.9 million, principally due to a $7.7 billion increase in Fee-Earning Assets Under Management from June 30, 2009.

Expenses

Expenses were $85.2 million for the three months ended June 30, 2010, an increase of $11.3 million compared to the three months ended June 30, 2009. The $11.3 million increase was primarily attributed to a $3.2 million increase in Total Compensation and Benefits and an $8.1 million increase in Other Operating Expenses. Base Compensation was $53.4 million for the three months ended June 30, 2010, an increase of $4.1 million, compared to $49.3 million for the prior year principally related to the increase in Total Management Fees, as a portion of compensation is directly related to the profitability of each of the segment businesses. Performance Fee Related Compensation was $7.3 million for the three months ended June 30, 2010, a decrease of $0.8 million compared to $8.1 million for the prior year. Other Operating Expenses increased $8.1 million to $24.5 million for the three months ended June 30, 2010, compared to $16.5 million for the three months ended June 30, 2009 primarily due to an increase in professional fees primarily in our credit platform businesses related to the launching of new products and an increase in interest expense.

Expenses were $195.3 million for the six months ended June 30, 2010, an increase of $36.7 million, or 23%, compared to $158.6 million for the six months ended June 30, 2009. The $36.7 million increase was primarily attributed to a $33.3 million increase in Performance Fee Related Compensation and a $4.0 million increase in Other Operating Expenses. The $33.3 million increase in Performance Fee Related Compensation was driven by the positive returns of our credit-oriented funds and our funds of hedge funds. Other Operating Expenses increased $4.0 million principally due to the same factors as for the quarterly period noted above.

Realized Compensation and Benefits — Performance Fee Related is directly attributable to the Realized Performance Fees and Allocations described above.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$49,075,539	$43,898,435	$5,177,104	12%	$47,867,546	$42,561,456	$5,306,090	12%
Inflows, including Commitments	5,900,008	623,171	5,276,837	N/M	7,307,890	3,064,449	4,243,441	138%
Outflows, including Distributions	(1,907,402)	(2,382,697)	475,295	20%	(2,690,848)	(3,302,446)	611,598	19%
Market Appreciation (Depreciation)	(679,719)	2,597,262	(3,276,981)	N/M	(96,162)	2,412,712	(2,508,874)	N/M

Balance, End of Period	$52,388,426	$44,736,171	$7,652,255	17%	$52,388,426	$44,736,171	$7,652,255	17%

Assets Under Management (End of Period)	$58,865,539	$49,406,916	$9,458,623	19%	$58,865,539	$49,406,916	$9,458,623	19%

Capital Deployed
Limited Partner Capital Invested	$264,092	$112,100	$151,992	136%	$421,144	$320,459	$100,685	31%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of June 30,		As of June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Funds of Hedge Funds	$13,686,770	$12,450,727	25%	13%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Blackstone Fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle. For our funds of hedge funds, at June 30, 2010 the incremental appreciation needed for the 75% of Fee-Earning Assets Under Management below their respective High Water Marks to reach their respective High Water Marks was $687.6 million, a decrease of $1.2 billion, or 62.7%, compared to $1.8 billion at June 30, 2009. 53% of these estimated assets were within 5% of reaching their respective High Water Mark.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $52.4 billion at June 30, 2010, an increase of $7.7 billion, or 17%, compared to $44.7 billion at June 30, 2009. The change was primarily due to net inflows of $4.0 billion, which included the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to collateralized debt obligations and CLO vehicles, and market appreciation of $2.8 billion primarily driven by our funds of hedge funds business. Second quarter inflows of $5.9 billion were primarily related to contributions made in our funds of hedge funds and the debt vehicle acquisitions. Second quarter outflows of $1.9 billion were primarily related to our credit-oriented funds and our funds of hedge funds. Market depreciation was $679.7 million for the three months ended June 30, 2010 and was primarily a result of less favorable market conditions which resulted in reduced returns for virtually all of our funds in the second quarter of 2010.

Fee-Earning Assets Under Management had net inflows of $1.6 billion from July 1 through August 1, 2010 from our funds of hedge funds.

Assets Under Management

Assets Under Management were $58.9 billion at June 30, 2010, an increase of $9.5 billion, or 19%, compared to $49.4 billion at June 30, 2009. The change was primarily due to market appreciation across our funds, the April 1, 2010 acquisition of $3.5 billion in collateralized debt obligations and CLO vehicles and net inflows in our funds of hedge funds of $1.6 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested by our credit-oriented carry funds was $264.1 million, representing 5.7% of total commitments in these funds, for the three months ended June 30, 2010, an increase of $152.0 million compared to $112.1 million for the three months ended June 30, 2009. Limited Partner Capital Invested by our credit-oriented carry funds was $421.1 million for the six months ended June 30, 2010, an increase of $100.7 million compared to $320.5 million for the six months ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Average Annual Net Returns (a)
					Periods Ended June 30, 2010			June 30, 2010 Inception to Date
Composite	2010	2009	2010	2009	One Year	Three Year	Five Year
Funds of Hedge Funds, Core Funds Composite (b)	-1%	6%	1%	7%	10%	-1%	5%	10%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The starting date for the calculation of inception to date returns for the Funds of Hedge Funds, Core Funds Composite is September 1, 1990.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$134,099	$82,503	$51,596	63%	$210,667	$173,443	$37,224	21%
Transaction and Other Fees, Net	102	—	102	N/M	103	—	103	N/M
Investment Income
Realized	(49)	—	(49)	N/M	138	—	138	N/M
Unrealized	561	—	561	N/M	791	—	791	N/M

Total Investment Income	512	—	512	N/M	929	—	929	N/M
Interest and Dividend Revenue	1,268	1,118	150	13%	2,664	2,162	502	23%
Other	(342)	(122)	(220)	-180%	(1,274)	(1,065)	(209)	-20%

Total Revenues	135,639	83,499	52,140	62%	213,089	174,540	38,549	22%

Expenses
Compensation and Benefits — Base Compensation	76,152	54,239	21,913	40%	130,644	105,191	25,453	24%
Other Operating Expenses	17,316	21,734	(4,418)	-20%	32,043	34,710	(2,667)	-8%

Total Expenses	93,468	75,973	17,495	23%	162,687	139,901	22,786	16%

Economic Net Income	$42,171	$7,526	$34,645	N/M	$50,402	$34,639	$15,763	46%

Revenues

Revenues were $135.6 million for the three months ended June 30, 2010, an increase of $52.1 million, or 62%, compared to $83.5 million for the three months ended June 30, 2009. The increase in segment revenues was primarily driven by an increase of $32.3 million in fees earned from our fund placement business as conditions negatively impacting the fund-raising of capital from institutional investors for alternative investment products improved. Fees generated from our restructuring and reorganization business increased $21.1 million compared to the three months ended June 30, 2009, as several large transactions closed during the quarter. The pipeline for the restructuring and reorganization business remains strong across a diverse group of industries and geographies. Fees generated by Blackstone Advisory Partners, our financial and strategic advisory business, remained relatively unchanged for the three months ended June 30, 2010. The pipeline for the financial and strategic advisory business continues to be strong and includes a significant international component.

Revenues were $213.1 million for the six months ended June 30, 2010, an increase of $38.5 million, or 22%, compared to $174.5 million for the six months ended June 30, 2009. The increase in segment revenues was primarily driven by an increase of $43.8 million in fees earned from our fund placement business due to the same economic factors for the quarterly period noted above and an increase of $5.6 million in fees generated by our financial and strategic advisory business. The increase was partially offset by a decrease of $12.1 million in fees from our restructuring and reorganization business.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $93.5 million for the three months ended June 30, 2010, an increase of $17.5 million, or 23%, compared to $76.0 million for the three months ended June 30, 2009. Expenses were $162.7 million for the six months ended June 30, 2010, an increase of $22.8 million compared to $139.9 million for the six months ended June 30, 2009. Base Compensation increased $21.9 million and $25.5 million over the three and six months ended June 30, 2009, respectively, principally related to the increase in Advisory Fees, as a portion of compensation is directly related to the profitability of each of the services businesses. Other Operating Expenses decreased $4.4 million and $2.7 million over the three and six months ended June 30, 2009, principally due to a reduction of bad debt expenses.

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

Total assets were $16.5 billion as of June 30, 2010, an increase of $7.1 billion from December 31, 2009. The increase in total assets was primarily attributable to a $6.9 million increase in Investments of which $6.5 billion was attributable to the consolidation of certain CLO vehicles which are Blackstone funds. These CLO vehicles are VIEs and under GAAP were required to be consolidated as of January 1, 2010. Total liabilities were $9.3 billion as of June 30, 2010, an increase of $6.4 billion from December 31, 2009. The increase in total liabilities was primarily due to an increase in Loans Payable of $5.7 billion which resulted from the consolidation of the CLO vehicles mentioned above.

For the three months ended June 30, 2010, we had Total Fee Related Revenues of $428.8 million and related expenses of $320.9 million, generating Net Fee Related Earnings from Operations of $107.9 million and Distributable Earnings of $147.6 million. For the six months ended June 30, 2010, we had Total Fee Related Revenues of $800.5 million and related expenses of $593.9 million, generating Net Fee Related Earnings from Operations of $206.7 million and Distributable Earnings of $296.3 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.07 billion committed revolving credit facility and the proceeds from our 2009 issuance of senior notes. As of June 30, 2010, Blackstone had $506.7 million in cash, $813.2 million invested in Blackstone’s Treasury cash management strategies and $273.8 million invested in liquid Blackstone Funds, against just under $600.0 million in borrowings from our 2009 bond issuance.

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees and

Allocations, and (e) Realized Investment Income (Loss); less (a) Base Compensation, (b) Realized Performance Fee Related Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$417,451	$341,913	$780,072	$686,490
Interest and Dividend Revenue (a)	6,930	2,418	15,620	4,403
Other (a)	(644)	3,070	(3,894)	1,385
Investment Income — Blackstone’s Treasury Cash Management Strategies (b)	5,062	—	8,727	—

Total Revenues	428,799	347,401	800,525	692,278

Expenses
Compensation and Benefits — Base Compensation (a)	220,662	183,417	411,299	360,926
Other Operating Expenses (a)	88,160	71,726	161,183	141,070
Cash Taxes (c)	12,062	5,468	21,383	13,974

Total Expenses	320,884	260,611	593,865	515,970

Net Fee Related Earnings from Operations	107,915	86,790	206,660	176,308

Performance Fees and Allocations, Net of Related Compensation
Performance Fees and Allocations — Realized (a)	46,374	5,177	100,255	5,823
Compensation and Benefits — Performance Fee Related — Realized (a)	(22,879)	460	(30,620)	(1,729)

Total Performance Fees and Allocations, Net of Related Compensation	23,495	5,637	69,635	4,094

Investment Income and Other
Investment Income (Loss) — Realized (a)	15,721	(2,821)	21,028	(13,766)
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (d)	512	—	(752)	—
Other Payables Including Payable Under Tax Receivable Agreement	(68)	—	(300)	—

Total Investment Income and Other	16,165	(2,821)	19,976	(13,766)

Distributable Earnings	$147,575	$89,606	$296,271	$166,636

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$(636,928)	$(586,986)	$(864,599)	$(1,499,193)
IPO and Acquisition-Related Charges (a)	749,930	761,834	1,476,652	1,502,891
Amortization of Intangibles (b)	40,822	39,511	80,334	79,024
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	58,294	(41,596)	(101,641)	(3,161)
Management Fee Revenues Associated with Consolidated CLO Entities (d)	9,353	—	15,827	—

Total Segments, Economic Net Income	221,471	172,763	606,573	79,561
Performance Fees and Allocations Adjustment (e)	(25,636)	(72,234)	(211,850)	141,599
Investment Income (Loss) Adjustment (f)	(102,907)	16,062	(259,735)	101,321
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	5,062	—	8,727	—
Performance Fee Related Compensation and Benefits Adjustment (h)	21,987	(24,333)	84,328	(132,199)
Taxes Payable (i)	(12,062)	(5,468)	(21,383)	(13,974)

Net Fee Related Earnings from Operations	107,915	86,790	206,660	176,308
Realized Performance Fees and Allocations (j)	23,495	5,637	69,635	4,094
Realized Investment Income (Loss) (k)	15,721	(2,821)	21,028	(13,766)
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (l)	512	—	(752)	—
Other Payables Including Payable Under Tax Receivable Agreement	(68)	—	(300)	—

Distributable Earnings	$147,575	$89,606	$296,271	$166,636

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (m)	$132,866	$97,463	$253,671	$202,309

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities.
(d)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(e)	This adjustment removes from ENI the total segment amount of Performance Fees and Allocations.
(f)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.

(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees and Allocations.
(i)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(j)	Represents the adjustment for realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(k)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(l)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(m)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (i), and segment interest and segment depreciation and amortization. The cash taxes payable component of (i) was $12.1 million and $5.5 million for the three months ended June 30, 2010 and 2009, respectively. The cash taxes payable component of (i) was $21.4 million and $14.0 million for the six months ended June 30, 2010 and 2009, respectively. Interest and depreciation and amortization was $12.9 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively. Interest and depreciation and amortization was $25.6 million and $12.0 million for the six months ended June 30, 2010 and 2009, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds and funds we invest in as of June 30, 2010 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$530,676	$530,676
BCP V	629,356	152,465
BCP IV	150,000	11,638
BCOM	50,000	5,074
Woori Blackstone Korea I	5,083	5,032
Real Estate Funds
BREP VI	750,000	389,544
BREP V	52,545	7,747
BREP International II	24,437	2,484
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	96,905
BSSF II	6,992	—
BSSF I	43,008	4,423
CMBS Fund	4,010	—
BSSF G	2,500	991
Credit and Marketable Alternatives
BMezz II	17,692	2,725
BMezz	41,000	2,590
Strategic Alliance II	50,000	50,000
Strategic Alliance	50,000	12,719
Blackstone Credit Liquidity Partners	32,244	7,428
Blackstone / GSO Capital Solutions	75,000	56,567
Other (a)	14,022	531

Total	$2,698,565	$1,342,832

(a)	Represents capital commitments to a number of other Credit and Marketable Alternatives funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million, respectively, of the aggregate applicable general partner commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2010, we repurchased a combination of 84,888 vested and unvested Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $1.2 million. As of June 30, 2010, the amount remaining available for repurchases was $338.3 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of June 30, 2010, we had partners’ capital of $6.6 billion, including $506.7 million in cash, $813.2 million invested in Blackstone’s Treasury cash management strategies and $273.8 million invested in liquid Blackstone Funds, against just under $600.0 million in borrowings from our 2009 bond issuance.

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

On private equity, real estate, and certain credit-oriented funds:

•	1 – 2% of committed capital during the commitment period,

•	0.75 – 1.5% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1 – 1.5% of invested capital for certain credit oriented funds.

On credit-oriented funds structured like hedge funds:

•	1.5 – 2 % of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.5% of assets under management.

On CLO vehicles:

•	0.50% to 1.25% of total assets.

On closed-end mutual funds:

•	0.75% to 1.1% of fund assets.

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

Other Revenue — Other Revenue comprises primarily foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

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

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities. Loans extended to third parties are recorded within Accounts Receivable within the Condensed Consolidated Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2010 and December 31, 2009. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. No indicators of impairment have been identified during the six months ended June 30, 2010.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next four years and assume a terminal value by segment. We do not apply a control premium. The discounted cash flow analysis includes the Blackstone issued notes and borrowings under the revolving credit facility, if any, and includes an allocation of interest expense to each segment for the unused commitment fee on Blackstone’s revolving credit facility. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

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

In April 2010, the FASB issued guidance on the accounting for stock awards to employees of a foreign operation or employees whose pay is denominated in a currency other than the one in which the equity security trades. The guidance clarifies that share based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a condition that is not a market, performance, or service condition. Such an award shall not be classified as a liability if it otherwise qualifies for equity classification. The guidance is effective for fiscal years and interim periods ending after December 15, 2010. Blackstone makes share-based payment awards to employees in foreign operations. The guidance is not expected to have a material impact on the Partnership’s financial statements.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2010 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	July 1, 2010 to December 31, 2010	2011–2012	2013–2014	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$28,125	$105,561	$94,151	$292,046	$519,883
Purchase Obligations	7,871	9,664	1,560	670	19,765
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	600,000	600,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	19,875	79,500	79,500	183,844	362,719
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	594	27,164	7,105	—	34,863
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	239	413	104	—	756
Blackstone Funds Debt Obligations Payable (f)	3,302	4,166	—	6,535,748	6,543,216
Interest on Blackstone Funds Debt Obligations Payable (g)	41,010	163,903	163,732	438,331	806,976
Blackstone Funds Capital Commitments to Investee Funds (h)	14,619	—	—	—	14,619
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreement (i)	—	58,502	30,868	918,346	1,007,716
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,342,832	—	—	—	1,342,832

Consolidated Contractual Obligations	1,458,467	448,873	377,020	8,968,985	11,253,345
Blackstone Funds Debt Obligations Payable (f)	(3,302)	(4,166)	—	(6,535,748)	(6,543,216)
Interest on Blackstone Funds Debt Obligations Payable (g)	(41,010)	(163,903)	(163,732)	(438,331)	(806,976)
Blackstone Funds Capital Commitments to Investee Funds (h)	(14,619)	—	—	—	(14,619)

Blackstone Operating Entities Contractual Obligations	$1,399,536	$280,804	$213,288	$1,994,906	$3,888,534

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the 6.625% senior notes we issued. As of June 30, 2010, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.

(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2010, at spreads to market rates pursuant to the financing agreements, and range from 1.24% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2010, at spreads to market rates pursuant to the financing agreements, and range from 0.53% to 9.44%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreement to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 14. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $5.0 million as of June 30, 2010.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2010.

Clawback Obligations

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

The actual clawback liability, however, does not become realized until the end of a fund’s life except for Blackstone’s real estate funds which may have an interim clawback liability come due after a realized loss is incurred, depending on the fund. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points beginning toward the end of 2012 and extending through 2018. Further extensions of such terms may be implemented under given circumstances.

During the quarter ended June 30, 2010, the Blackstone general partners paid an interim cash clawback obligation of $3.0 million relating to a real estate fund of which $1.7 million was paid by Blackstone Holdings and $1.3 million by current and former Blackstone personnel. Of the clawback obligation accrued at June 30, 2010, $15.7 million is due and payable on September 30, 2010 of which $9.0 million will be paid by current and former Blackstone personnel. This amount relates to an interim clawback obligation owed to a real estate fund. (See Note 14. “Related Party Transactions” and Note 15. “Commitments and Contingencies” in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2010, approximately 32% of our fund management fees were based on the NAV of the applicable funds. As of June 30, 2009, approximately 28% of our fund management fees were based on the NAV of the applicable funds or separately managed accounts.

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $38.9 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense, would decrease by $169.8 million, and (c) investment income would decrease by $171.2 million. Based on the fair value as of June 30, 2009, we estimated that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $32.6 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense would decrease by $112.6 million, and (c) investment income would decrease by $115.5 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are: Private Equity $23.0 billion (88% Level III), Real Estate $12.7 billion (93% Level III), and Credit and Marketable Alternatives $38.0 billion (77% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (a) management fees would decrease by $9.1 million on an annual basis, (b) performance fees and allocations would decrease by $35.6 million, net of the related compensation expense and (c) investment income would decrease by $27.7 million.

As of June 30, 2009, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (a) management fees would decrease by $8.5 million on an annual basis, (b) performance fees and allocations would decrease by $32.6 million, net of the related compensation expense and (c) investment income would decrease by $17.9 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2010 and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase by $4.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

Blackstone maintains a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, free standing derivative contracts, repurchase and reverse repurchase agreements. We estimate that our investment income would decrease by $9.0 million, or 0.7% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point.

Based on our debt obligations payable as of June, 30 2009, we estimated that interest expense relating to variable rate debt obligations payable would increase by $0.8 million on an annual basis, in the event interest rates were to increase by one percentage point.

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

We estimate that our investment income would decrease by $9.3 million, or 0.7% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint filed in the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose that (a) certain investments made by Blackstone’s private equity funds were performing poorly at the time of the IPO and were materially impaired and (b) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1). In September 2009 the District Court judge dismissed the complaint with prejudice, ruling that even if the allegations in the complaint were assumed to be true, the alleged omissions were immaterial. The plaintiffs have appealed the District Court’s ruling.

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

The disclosure set forth below updates the item under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 which is captioned “Legislation has been introduced in the U.S. Congress in various forms that, if enacted, (i) would preclude us from qualifying as a partnership and/or (ii) would require us to hold Carried Interest through taxable subsidiary corporations and tax Carried Interest as ordinary income for U.S. federal income tax purposes. If this or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability that could result in a reduction in the market price of our common units.”:

The U.S. House of Representatives has passed legislation that, if enacted, (i) would, for taxable years beginning ten years after the date of enactment, preclude us from qualifying as a partnership or require us to hold Carried Interest through taxable subsidiary corporations and (ii) would tax individual holders of common units with respect to certain income and gains at increased rates for taxable years ending after December 31, 2010. If this or any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.

On May 28, 2010, the U.S. House of Representatives passed legislation that would, in general, treat income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI is considered under the legislation to be a qualified capital interest. Our common units that you hold and the interests that we hold in entities that are entitled to receive Carried Interest would likely be classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives. It is unclear when or whether the U.S. Senate will act on such legislation or what provisions will be included in any final legislation if enacted.

The House bill provides that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under the rules discussed above will not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if this or similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations. If we were taxed as a U.S. corporation or held all ISPIs through U.S. corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

In addition, during such ten-year or other transition period, if you are an individual, 75% of the income and gains attributable to an interest in an ISPI would be taxed at ordinary income tax rates (50% during a two-year transition period) under the House bill. A version considered in the Senate would eliminate the transition period but would reduce the portion of income and gains attributable to an ISPI that are taxed at ordinary income tax rates to 50% for income and gains attributable to assets held by the partnership for more than five years. The deductibility of any losses attributable to any ISPI that is not a qualified capital interest would be subject to limitations. In addition, any dividends that are attributable to an ISPI directly or indirectly held by us would not be considered qualified dividends and therefore would not be entitled to reduced rates of taxation. You also may be subject to additional state and local tax as a result of the legislation. While the legislation does not specifically address whether income or gains that is attributable to an interest in an ISPI is treated as effectively connected income with a U.S. trade or business, or ECI, or as unrelated business taxable income, or UBTI, the technical explanation accompanying the legislation indicates that, under regulations to be promulgated following enactment, such income or gains should only be treated as ECI or UBTI to the extent it would be treated as such under current law. Our senior managing directors and other professionals may face additional adverse tax consequences under the legislation, which may thereby adversely affect our ability to offer attractive incentive opportunities for key personnel.

The Obama administration has indicated it supports the adoption of the May 28, 2010 legislation or legislation that similarly changes the treatment of Carried Interest for U.S. federal income tax purposes. In its published revenue proposals for both 2010 and 2011 the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax.

Over the past several years, a number of similar legislative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. In 2007, legislation was introduced in the U.S. Congress that would tax as corporations publicly traded partnerships that directly or indirectly derive income from investment advisor or asset management services. In 2008, the U.S. House of Representatives passed a bill that would generally (i) treat Carried Interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which could preclude us from qualifying as a partnership for U.S. federal income tax purposes, and (ii) tax Carried Interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund. In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would tax Carried Interest as ordinary income starting in the year of enactment. The legislation passed in December 2009 and certain other versions of the proposed legislation contain a transition rule that may delay the applicability of certain aspects of the legislation for a partnership that is a publicly traded partnership on the date of enactment of the legislation.

States and other jurisdictions have also considered legislation to increase taxes with respect to Carried Interest. For example, in June, the New York State Assembly passed a bill, which could cause a non-resident of New York who holds our common units to be subject to New York state income tax on Carried Interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such Carried Interest income. This legislation would be retroactive to January 1, 2010. It is unclear when or whether this legislation will be enacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended June 30, 2010. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12. Net Loss Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Future Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.8.1	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan.
10.50	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of July 8, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its general partner

/S/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)