Form 10-Q
period 2010-09-30
Blackstone Group L.P.
filed 2010-11-05
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 29, 2010 was 258,577,585. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 29, 2010 was 109,083,468.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, and closed-end mutual funds that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only receive carry on the realization of an investment) that are managed by Blackstone. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-oriented funds that are managed by Blackstone.

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

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or incentive fees. Our fee-earning assets under management equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital;

(c)	for our real estate debt investment funds, the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts;

(h)	the gross amount of underlying assets of our CLOs at cost; and

(i)	the gross amount of assets (including leverage) for our credit oriented closed-end mutual fund.

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

This report does not constitute an offer of any Blackstone Fund.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$1,016,229	$952,096
Cash Held by Blackstone Funds and Other ($352,192)	391,691	86,084
Investments ($7,655,958)	11,026,730	3,565,483
Accounts Receivable ($84,585)	424,931	306,307
Reverse Repurchase Agreements	287,445	—
Due from Affiliates ($33,230)	657,342	759,907
Intangible Assets, Net	820,169	919,477
Goodwill	1,703,602	1,703,602
Other Assets ($46,842)	295,436	172,556
Deferred Tax Assets	1,117,316	943,512

Total Assets	$17,740,891	$9,409,024

Liabilities and Partners’ Capital
Loans Payable ($5,665,499)	$6,735,736	$657,623
Due to Affiliates ($275,345)	1,701,434	1,410,066
Accrued Compensation and Benefits	760,160	488,945
Securities Sold, Not Yet Purchased	264,037	357
Accounts Payable, Accrued Expenses and Other Liabilities ($145,681)	623,730	308,500

Total Liabilities	10,085,097	2,865,491

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	587,399	526,311

Partners’ Capital
Partners’ Capital (common units: 369,463,277 issued and outstanding as of September 30, 2010; 319,939,772 issued and outstanding as of December 31, 2009)	3,580,488	3,376,707
Appropriated Partners’ Capital	551,737	—
Accumulated Other Comprehensive Income	5,999	2,420
Non-Controlling Interests in Consolidated Entities	693,300	540,283
Non-Controlling Interests in Blackstone Holdings	2,236,871	2,097,812

Total Partners’ Capital	7,068,395	6,017,222

Total Liabilities and Partners’ Capital	$17,740,891	$9,409,024

Asset and liability amounts in parentheses represent the portion of the September 30, 2010 consolidated balance attributable to Blackstone Fund entities which are variable interest or voting interest entities.

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Management and Advisory Fees	$362,521	$367,605	$1,123,403	$1,049,606
Performance Fees and Allocations
Realized	66,142	(3,452)	171,941	2,004
Unrealized	199,824	157,465	312,304	8,932

Total Performance Fees and Allocations	265,966	154,013	484,245	10,936

Investment Income (Loss)
Realized	13,542	6,279	29,493	7,556
Unrealized	127,428	58,530	371,691	(36,149)

Total Investment Income (Loss)	140,970	64,809	401,184	(28,593)

Interest and Dividend Revenue	10,075	6,703	25,922	11,124
Other	4,468	3,893	573	5,280

Total Revenues	784,000	597,023	2,035,327	1,048,353

Expenses
Compensation and Benefits
Base Compensation	664,004	923,272	2,556,665	2,805,567
Performance Fee Related
Realized	24,962	(712)	55,582	1,014
Unrealized	104,324	58,068	158,032	(75,855)

Total Compensation and Benefits	793,290	980,628	2,770,279	2,730,726
General, Administrative and Other	114,291	110,641	341,853	328,517
Interest Expense	11,766	5,258	26,633	6,744
Fund Expenses	6,422	1,267	15,484	5,871

Total Expenses	925,769	1,097,794	3,154,249	3,071,858

Other Income
Net Gains from Fund Investment Activities	285,071	73,812	397,625	97,353

Income (Loss) Before Provision (Benefit) for Taxes	143,302	(426,959)	(721,297)	(1,926,152)
Provision (Benefit) for Taxes	(4,225)	52,551	24,802	81,167

Net Income (Loss)	147,527	(479,510)	(746,099)	(2,007,319)
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	23,623	50,281	47,171	90,515
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	242,723	3,622	320,816	(33,450)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(74,461)	(357,230)	(755,031)	(1,492,343)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(44,358)	$(176,183)	$(359,055)	$(572,041)

Net Loss Per Common Unit, Basic and Diluted
Common Units	$(0.12)		$(1.02)

Common Units Entitled to Priority Distributions		$(0.61)		$(2.05)

Common Units Not Entitled to Priority Distributions		$(0.91)		$(2.95)

Weighted-Average Common Units Outstanding — Basic and Diluted
Common Units	370,101,582		352,794,385

Common Units Entitled to Priority Distributions		283,243,485		277,390,904

Common Units Not Entitled to Priority Distributions		8,311,085		3,465,956

Revenues Earned from Affiliates
Management and Advisory Fees	$34,242	$23,019	$110,356	$68,484

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Appropriated Partners’ Capital	Accumulated Other Comprehensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Comprehensive Income (Loss)
Balance at December 31, 2009	319,939,772	$3,376,707	$—	$2,420	$540,283	$2,097,812	$6,017,222	$526,311
Transition and Acquisition Adjustments Relating to Consolidation of CDO and CLO Entities	—	—	406,858	—	56	—	406,914	—	—
Net Income (Loss)	—	(359,055)	161,854	—	158,962	(755,031)	(793,270)	47,171	(746,099	)*
Currency Translation Adjustment	—	—	(16,975)	3,579	—	—	(13,396)	—	(13,396	)*
Comprehensive (Income) Loss Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	—	404,019
Reclassification of Capital Due to Non-Controlling Interest Holders	—	—	—	—	(60,197)	—	(60,197)	—	—
Capital Contributions	—	—	—	—	111,970	—	111,970	64,125	—
Capital Distributions	—	(171,803)	—	—	(41,847)	(317,468)	(531,118)	(47,072)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(15,927)	15,927	—	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(153)	—	—	—	—	(153)	—	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	34,415	—	—	—	—	34,415	—	—
Equity-Based Compensation	—	609,912	—	—	—	1,308,051	1,917,963	—	—
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	—	(3,136)	—
Net Delivery of Vested Common Units	6,456,315	(20,757)	—	—	—	—	(20,757)	—	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(84,888)	(1,198)	—	—	—	—	(1,198)	—	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(8,460)	—	—	—	8,460	—	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	43,152,078	120,880	—	—	—	(120,880)	—	—	—

Balance at September 30, 2010	369,463,277	$3,580,488	$551,737	$5,999	$693,300	$2,236,871	$7,068,395	$587,399	$(355,476	)**

*	Total Condensed Consolidated Comprehensive Income equals the sum of these amounts.
**	Total Comprehensive Income Attributable to The Blackstone Group L.P.

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net Income (Loss)	$(746,099)	$(2,007,319)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(533,466)	(110,421)
Net Realized (Gains) Losses on Investments	(140,095)	140,377
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(352,506)	40,993
Unrealized Depreciation on Hedge Activities	48,951	8,799
Non-Cash Performance Fees and Allocations	(192,208)	(121,977)
Non-Cash Performance Fee Related Compensation	213,614	(74,842)
Equity-Based Compensation Expense	1,924,358	2,238,970
Amortization of Intangibles	121,206	118,537
Other Non-Cash Amounts Included in Net Income	19,349	17,977
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	(48,376)	833,600
Cash Relinquished with Deconsolidation of Partnership	(3,136)	—
Accounts Receivable	(79,622)	68,937
Reverse Repurchase Agreements	(287,445)	—
Due from Affiliates	13,107	512,713
Other Assets	(100,385)	103,204
Accrued Compensation and Benefits	62,520	(23,549)
Securities Sold, Not Yet Purchased	262,395	(606)
Accounts Payable, Accrued Expenses and Other Liabilities	253,986	(999,172)
Due to Affiliates	(33,600)	(261,449)
Short Term Investments Purchased	(1,785,838)	(1,030,000)
Cash Proceeds from Sale of Investments	1,390,991	—
Blackstone Funds Related:
Investments Purchased	(2,344,140)	(292,194)
Cash Proceeds from Sale of Investments	2,652,554	742,950

Net Cash Provided by (Used in) Operating Activities	316,115	(94,472)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(30,587)	(18,323)
Net Cash Paid for Acquisition of Management Contracts	(21,898)	—
Changes in Restricted Cash	35	1,239

Net Cash Used in Investing Activities	(52,450)	(17,084)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(77,039)	(84,333)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	117,896	138,785

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009
Purchase of Interests from Certain Non-Controlling Interest Holders	$(153)	$(8,877)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(21,955)	(56,188)
Proceeds from Loans Payable	408,574	592,513
Repayment of Loans Payable	(34,207)	(320,213)
Distributions to Unitholders	(489,271)	(167,398)
Blackstone Funds Related:
Proceeds from Loans Payable	14,014	—
Repayment of Loans Payable	(93,099)	—

Net Cash Provided by (Used in) Financing Activities	(175,240)	94,289

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24,292)	—

Net Increase (Decrease) in Cash and Cash Equivalents	64,133	(17,267)
Cash and Cash Equivalents, Beginning of Period	952,096	503,737

Cash and Cash Equivalents, End of Period	$1,016,229	$486,470

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$2,966	$1,683

Payments for Income Taxes	$51,319	$49,898

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$4,037	$5,018

Net Assets Related to the Consolidation of CDO and CLO Vehicles	$406,914	$—

Reclassification of Capital Due to Non-Controlling Interest Holders	$(60,197)	$—

In-kind Contribution of Capital	$75,516	$—

Notes Issuance Costs	$2,000	$4,663

Transfer of Interests to Non-Controlling Interest Holders	$(15,927)	$18,337

Change in The Blackstone Group L.P.’s Ownership Interest	$(8,460)	$—

Net Settlement of Vested Common Units	$133,907	$140,755

Conversion of Blackstone Holdings Units to Common Units	$120,880	$66,820

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(184,831)	$(134,125)

Due to Affiliates	$150,416	$114,007

Partners’ Capital	$34,415	$20,118

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

Generally, holders of the limited partner interests in the four Holding Partnerships may, up to four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone Common Units, on a one-to-one basis, exchanging one Partnership Unit in each of the four Holding Partnerships for one Blackstone Common Unit.

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

•

As of September 30, 2010, Blackstone elected to separately present Securities Sold, Not Yet Purchased in the Condensed Consolidated Statements of Financial Condition. Previously, these amounts were included in Accounts Payable, Accrued Expenses and Other Liabilities. The reclassification has no impact on Total Liabilities.

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

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the AICPA Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain collateralized loan obligation (“CLO”) vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised variable interest entity consolidation rules. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010 and July 20, 2010, as a result of the acquisitions

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of CLO management contracts as described in Note 3. “Acquisitions, Goodwill and Intangible Assets.” The transition adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented within the Condensed Consolidated Statement of Changes in Partners’ Capital as Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains from Fund Investment Activities and are attributable to Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations.

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

Repurchase and Reverse Repurchase Agreements

Securities purchased under agreement to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprising primarily of U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. Repurchase Agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

The Partnership manages credit exposure arising from repurchase agreements and reverse repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Partnership, in the event of a customer default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

The Partnership takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. The Partnership also pledges its financial instruments owned to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments on the Condensed Consolidated Statements of Financial Condition.

Securities Sold, Not Yet Purchased

Securities Sold, Not Yet Purchased consist of equity and debt securities that the Partnership has borrowed and sold. The Partnership is required to “cover” its short sale in the future by purchasing the security at

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

prevailing market prices and delivering it to the counterparty from which it borrowed the security. The Partnership is exposed to loss in the event that the price at which a security may have to be purchased to cover a short sale exceeds the price at which the borrowed security was sold short.

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

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

Cash Distribution Policy

Blackstone’s current intention is to distribute to its common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of annual Distributable Earnings in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of the Partnership’s business, to make appropriate investments in the business and funds, to comply with applicable law, any of Blackstone’s debt instruments or other agreements, or to provide for future distributions to Blackstone’s common unitholders for any ensuing quarter. Because Blackstone will not know what Distributable Earnings will be for any fiscal year until the end of such year, the Partnership expects that the first three quarterly distributions in respect of any given year will be based on the anticipated annualized Net Fee Related Earnings only. As such, the distribution for the first three quarters may be smaller than the final quarterly distribution in respect of such year. Blackstone expects to also reflect realized Performance Fees and Allocations net of related compensation and realized net investment income in its determination of the amount of the fourth quarter distribution.

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

•

Second, The Blackstone Group L.P.’s wholly-owned subsidiaries distribute to The Blackstone Group L.P. the share of such distributions, net of the taxes and amounts payable under the tax receivable agreements by such wholly-owned subsidiaries; and

•	Third, The Blackstone Group L.P. distributes the net share of such distributions to the common unitholders on a pro rata basis.

As a result of the expiration on December 31, 2009 of the distribution priority previously accorded to holders of Blackstone common units, the Partnership no longer has two classes of equity. The calculation of net loss per common unit is presented using one class of equity for the period ended September 30, 2010, as shown in Note 13. “Net Loss Per Common Unit.”

Because the wholly-owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Note 15. “Related Party Transactions”, the amounts ultimately distributed by The Blackstone Group L.P. to common unitholders in respect of fiscal 2010 and subsequent years are expected to be different, and likely less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

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

In July 2010, the FASB issued guidance to enhance existing disclosure requirements relating to the credit quality of financing receivables and the allowance for credit losses. The guidance requires information on the credit quality of financing receivables and allowance for credit losses to be disaggregated by portfolio segment and class of financing receivable. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. As the guidance is limited to enhanced disclosures, adoption is not expected to have a material impact on the Partnership’s financial statements.

3.	ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisitions

On April 1, 2010, the Partnership, through GSO Capital Partners LP, completed the acquisition of management agreements relating to eight collateralized debt obligation (“CDO”) and CLO vehicles previously managed by Callidus Capital Management LLC for consideration of $21.5 million. The assets acquired are finite-lived contractual rights.

On July 20, 2010, the Partnership, through GSO Capital Partners LP, completed the acquisition of a management agreement relating to a CLO vehicle previously managed by Callidus Capital Management LLC for consideration of $0.4 million. The assets acquired are finite-lived contractual rights.

Pursuant to GAAP consolidation rules, the Partnership has been identified, in each of the April 1, 2010 and July 20, 2010 acquisitions, as the primary beneficiary in certain of the CDO and CLO vehicles underlying the acquired management agreements. As a result, the CDO and CLO vehicles have been consolidated in the Partnership’s financial statements from April 1, 2010 and July 20, 2010, respectively. The results of the acquired CDO and CLO vehicles from the date of acquisition have been included in the Condensed Consolidated Statements of Operations within Net Gain from Fund Investment Activities and Fund Expenses, as applicable.

Goodwill and Intangible Assets

The carrying value of goodwill was $1.7 billion as of September 30, 2010 and December 31, 2009. No indicators of impairment have been identified during the nine months ended September 30, 2010.

Total goodwill has been allocated to each of the Partnership’s segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Credit and Marketable Alternatives ($518.5 million) and Financial Advisory ($68.9 million).

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	September 30, 2010	December 31, 2009
Finite-Lived Intangible Assets / Contractual Rights	$1,370,267	$1,348,370
Accumulated Amortization	(550,098)	(428,893)

Intangible Assets, Net	$820,169	$919,477

Amortization expense associated with Blackstone’s intangible assets was $40.9 million and $121.2 million for the three and nine month periods ended September 30, 2010, respectively, and $39.5 million and $118.5 million for the three and nine month periods ended September 30, 2009, respectively. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations.

Amortization of Intangible Assets held at September 30, 2010 is expected to be $162.1 million for the years ending December 31, 2010 and $163.4 million, $108.6 million, $57.0 million, and $52.2 million for each of the years ending December 31, 2011, 2012, 2013, and 2014, respectively.

4.	INVESTMENTS

Investments

Investments consists of the following:

	September 30, 2010	December 31, 2009
Investments of Consolidated Blackstone Funds	$7,655,958	$1,306,445
Equity Method Investments	1,567,313	1,104,701
Blackstone’s Treasury Cash Management Strategies	980,537	534,777
Performance Fees and Allocations	794,566	554,463
Other Investments	28,356	65,097

	$11,026,730	$3,565,483

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $373.4 million and $407.1 million at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At September 30, 2010 and December 31, 2009, no investments exceeded the 5% threshold.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. Pursuant to revised GAAP consolidation rules, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including our investments in CDO and CLO vehicles and other funds in which the general partner is presumed to have control. While we are required to consolidate certain funds, including our CDO and CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
United States and Canada
Investment Funds, principally related to credit and marketable alternatives
Credit Driven	$220,046	$277,388	2.9%	21.3%
Diversified Investments	280,169	300,907	3.7%	23.1%
Equity	83,963	80,956	1.1%	6.2%
Event-Driven	118,648	95,760	1.5%	7.4%
Other	—	408	—	—

Investment Funds Total (Cost: 2010 — $689,737; 2009 — $819,638)	702,826	755,419	9.2%	58.0%

Equity Securities, principally related to credit and marketable alternatives and private equity funds
Manufacturing	34,316	21,491	0.4%	1.7%
Services	91,838	86,600	1.3%	6.7%
Natural Resources	1,021	649	—	—
Real Estate Assets	1,751	462	—	—

Equity Securities Total (Cost: 2010 — $95,337; 2009 — $112,364)	128,926	109,202	1.7%	8.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Real Estate Assets	250,912	149,523	3.4%	11.5%
Services	87,206	87,406	1.1%	6.7%
Manufacturing	34,430	25,691	0.4%	2.0%
Natural Resources	1,126	357	—	—

Partnership and LLC Interests Total (Cost: 2010 — $434,250; 2009 — $426,678)	373,674	262,977	4.9%	20.2%

Debt Instruments, principally related to credit and marketable alternatives
Credit Driven	28,689	29,330	0.4%	2.2%
Manufacturing	33,974	3,203	0.4%	0.2%
Services	81,466	7,837	1.1%	0.6%
Real Estate Assets	1,559	2,458	—	0.2%

Debt Instruments Total (Cost: 2010 — $142,004; 2009 — $37,983)	145,688	42,828	1.9%	3.2%

Assets of Consolidated CDO and CLO Vehicles
Corporate Loans	4,828,660	—	63.1%	—
Corporate Bonds	163,923	—	2.1%	—
Other	1,998	—	—	—

Assets of Consolidated CDO and CLO Vehicles Total (Cost: 2010 — $4,990,864; 2009 — $ —)	4,994,581	—	65.2%	—

United States and Canada Total (Cost: 2010 — $6,352,192; 2009 — $1,396,663)	6,345,695	1,170,426	82.9%	89.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Europe
Equity Securities, principally related to private equity funds
Manufacturing	$3,345	$2,681	—	0.2%
Real Estate Assets	—	365	—	—
Services	31,955	31,711	0.4%	2.4%

Equity Securities Total (Cost: 2010 — $40,300; 2009 — $40,353)	35,300	34,757	0.4%	2.6%

Partnership and LLC Interests, principally related to private equity and real estate funds
Services	28,046	29,270	0.4%	2.2%
Real Estate Assets	22,511	10,741	0.3%	0.8%

Partnership and LLC Interests Total (Cost: 2010 — $49,039; 2009 — $48,334)	50,557	40,011	0.7%	3.0%

Debt Instruments, principally related to credit and marketable alternatives
Manufacturing	630	544	—	—
Services	1,450	1,259	—	0.1%

Debt Instruments Total (Cost: 2010 — $1,571; 2009 — $1,623)	2,080	1,803	—	0.1%

Assets of Consolidated CDO and CLO Vehicles
Corporate Loans	1,129,706	—	14.8%	—
Corporate Bonds	20,041	—	0.3%	—
Other	9,776	—	0.1%	—

Assets of Consolidated CDO and CLO Vehicles Total (Cost: 2010 — $1,265,318; 2009 — $ —)	1,159,523	—	15.2%	—

Europe Total (Cost: 2010 — $1,356,228; 2009 — $90,310)	1,247,460	76,571	16.3%	5.7%

Asia
Equity Securities, principally related to credit and marketable alternatives and private equity funds
Services	11,031	8,031	0.1%	0.6%
Manufacturing	11,391	10,501	0.2%	0.8%
Natural Resources	848	—	—	—
Diversified Investments	5,231	6,262	0.1%	0.5%

Equity Securities Total (Cost: 2010 — $23,762; 2009 — $20,794)	28,501	24,794	0.4%	1.9%

Partnership and LLC Interests, principally related to private equity and real estate funds
Manufacturing	1,476	1,183	—	0.1%
Real Estate Assets	740	457	—	—
Services	110	82	—	—

Partnership and LLC Interests Total (Cost: 2010 — $1,944; 2009 — $1,833)	2,326	1,722	—	0.1%

Debt Instruments, principally related to private equity funds
Real Estate Assets	194	—	—	—
Services	94	111	—	—

Debt Instruments, principally related to private equity funds (Cost: 2010 — $304; 2009 — $114)	288	111	—	—

Asia Total (Cost: 2010 — $26,010; 2009 — $22,741)	31,115	26,627	0.4%	2.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Other
Equity Securities, principally related to private equity funds
Natural Resources	$1,585	$1,583	—	0.1%
Services	2,907	4,560	—	0.3%

Equity Securities Total (Cost: 2010 — $2,778; 2009 — $2,777)	4,492	6,143	—	0.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Natural Resources	27,116	26,586	0.4%	2.0%
Services	80	92	—	—

Partnership and LLC Interests Total (Cost: 2010 — $9,418; 2009 — $9,249)	27,196	26,678	0.4%	2.0%

Other Total (Cost: 2010 — $12,196; 2009 — $12,026)	31,688	32,821	0.4%	2.5%

Total Investments of Consolidated Blackstone Funds (Cost: 2010 — $7,746,626; 2009 — $1,521,740)	$7,655,958	$1,306,445	100.0%	100.0%

Net Gains from Fund Investment Activities on the Condensed Consolidated Statements of Operations include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains resulting from changes in the fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains on investments held by the consolidated Blackstone Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized Gains (Losses)	$(40,063)	$(45,087)	$(60,500)	$(149,495)
Net Change in Unrealized Gains	296,049	118,183	387,571	215,060

	$255,986	$73,096	$327,071	$65,565

The following reconciles the Realized and Net Change in Unrealized Gains from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized and Net Change in Unrealized Gains from Blackstone Funds	$255,986	$73,096	$327,071	$65,565
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	—	(8,194)	—	6,678
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	29,085	8,910	70,554	25,110

Other Income — Net Gains from Fund Investment Activities	$285,071	$73,812	$397,625	$97,353

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $343.6 million and $(83.3) million for the nine months ended September 30, 2010 and 2009, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds, which are not consolidated but in which the Partnership exerts significant influence. As of September 30, 2010 and December 31, 2009, no single equity method investment held by Blackstone exceeded 20% of its total consolidated assets or income. As such, Blackstone is not required to present separate financial statements for any of its equity method investees.

The summarized financial information of the funds in which the Partnership has an equity method investment is as follows:

	As of September 30, 2010 and the Nine Months Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$23,110,965	$14,566,181	$13,771,938	$51,449,084
Other Assets	266,941	1,002,540	2,279,866	3,549,347

Total Assets	$23,377,906	$15,568,721	$16,051,804	$54,998,431

Liabilities and Partners’ Capital
Debt	$182,411	$482,436	$755,327	$1,420,174
Other Liabilities	66,972	175,077	1,367,111	1,609,160

Total Liabilities	249,383	657,513	2,122,438	3,029,334

Partners’ Capital	23,128,523	14,911,208	13,929,366	51,969,097

Total Liabilities and Partners’ Capital	$23,377,906	$15,568,721	$16,051,804	$54,998,431

Statement of Income
Interest Income	$5,261	$20,861	$399,370	$425,492
Other Income	179,004	74,663	50,077	303,744
Interest Expense	(7,555)	(4,971)	(38,301)	(50,827)
Other Expenses	(19,852)	(34,336)	(111,028)	(165,216)
Net Realized and Unrealized Gain from Investments	4,524,920	5,340,430	930,061	10,795,411

Net Income	$4,681,778	$5,396,647	$1,230,179	$11,308,604

Blackstone’s Treasury Cash Management Strategies

Blackstone’s Treasury cash management strategies represents the Partnership’s liquid investments in government and other investment and non-investment grade securities and Reverse Repurchase Agreements. These strategies are managed by third-party institutions. The Partnership has managed its credit risk through diversification of its investments among major financial institutions, all of which have investment grade ratings.

During the three and nine months ended September 30, 2010, the Partnership recognized realized gains of $1.1 million and $2.6 million, respectively, and net change in unrealized gains of $8.2 million and $15.1 million,

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

respectively. The net change in unrealized gains was $4.8 million for both the three and nine months ended September 30, 2009. There were no realized gains for the three and nine months ended September 30, 2009.

Performance Fees and Allocations

Performance Fees and Allocations to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	September 30,	December 31,
	2010	2009
Performance Fees and Allocations
Private Equity	$517,116	$425,615
Real Estate	52,791	7,900
Credit and Marketable Alternatives	224,659	120,948

	$794,566	$554,463

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized Gains (Losses)	$36	$(441)	$978	$(2,095)
Net Change in Unrealized Gains (Losses)	(335)	6,559	592	8,182

	$(299)	$6,118	$1,570	$6,087

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of September 30, 2010 is presented below.

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$280,169	$11,894	(a	)	(a	)
Credit Driven	220,046	29,558	(b	)	(b	)
Event Driven	118,648	—	(c	)	(c	)
Equity	83,963	—	(d	)	(d	)

	$702,826	$41,452

(a)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 15% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 63% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 30% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 3% of Blackstone’s investments. Investments representing 6% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 1% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 41% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 59% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Free Standing Derivatives

Free standing derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options and other derivative contracts. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss), in the Condensed Consolidated Statements of Operations. The fair value of free standing derivative assets are recorded within Investments and free standing derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments.

	September 30, 2010				December 31, 2009
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$45,893	$—	$—	$—	$—	$450,000	$19

Free Standing Derivatives
Blackstone	231,432	476	90,202	1,728	1,099	636	—	—
Investments of Consolidated Blackstone Funds	699	56	22	5	940	17	656	4

Free Standing Derivatives	232,131	532	90,224	1,733	2,039	653	656	4

Total	$682,131	$46,425	$90,224	$1,733	$2,039	$653	$450,656	$23

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Where hedge accounting is applied, hedge effectiveness testing is performed at least monthly to monitor ongoing effectiveness of the hedge relationships. During the three and nine months ended September 30, 2010, the amount of ineffectiveness related to the interest rate swap hedges was a gain of $2.1 million and $6.7 million, respectively. During the three and nine months ended September 30, 2010, the portion of hedging instruments’ gain or loss excluded from the assessment of effectiveness for its fair value hedges was a gain (loss) of $(7.6) million and $(9.7) million, respectively. During the three and nine months ended September 30, 2009, the portion of hedging instruments’ gain or loss excluded from the assessment of effectiveness was not material for its fair value hedges.

During the three and nine months ended September 30, 2010, the Partnership recognized $(2.0) million and $(1.7) million, respectively, of realized loss and $2.3 million and $0.5 million, respectively, in net change in unrealized gains (losses) related to free standing derivative instruments. Amounts recognized in the three and nine months ended September 30, 2009 were not material.

As of September 30, 2010 and December 31, 2009, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2010	December 31, 2009	Nine Months Ended September 30, 2010
			Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$68,550	$5,695	$(101)
Debt Securities	—	26,466	(16)	—
Equity Securities	—	1,905	(350)	—
Assets of Consolidated CDO and CLO Vehicles
Corporate Loans	5,958,365	—	(14,935)	123,770
Corporate Bonds	183,964	—	(1,005)	3,255
Other	11,775	—	702	(2,469)

	$6,154,104	$96,921	$(9,909)	$124,455

Liabilities
Liabilities of Consolidated CDO and CLO Vehicles
Senior Secured Notes	$5,454,757	$—	$(2,513)	$105,194
Subordinated Notes	446,144	—	—	(87,423)

	$5,900,901	$—	$(2,513)	$17,771

The Partnership held no financial instruments on which the fair value option was elected during the nine months ended September 30, 2009.

As of September 30, 2010, the uncollected principal balance on Corporate Loans and Corporate Bonds exceeded the fair value by $398.3 million and $4.3 million, respectively. The fair value of Corporate Loans that were more than one day past due as of September 30, 2010 was $22.4 million. The principal balance related to such past due Corporate Loans exceeded the fair value by $37.4 million. The fair value of Corporate Bonds that

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

were more than one day past due as of September 30, 2010 was $3.0 million. The principal balance related to such past due Corporate Bonds exceeded the fair value by $1.3 million. Included within the Other category are structured finance obligations with contractual principal balances. The fair value of such obligations exceeded the uncollected principal balance by $1.8 million. No obligations were past due.

As of December 31, 2009, the fair value of Loans and Receivables and Debt Securities for which the fair value option was elected exceeded their principal amounts due by $0.5 million. No Loans and Receivables and Debt Securities on which the fair value option was elected were past due or in non-accrual status.

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$2,472	$700,354	$702,826
Equity Securities	100,670	53	96,496	197,219
Partnership and LLC Interests	12,412	—	441,341	453,753
Debt Instruments	115	135,657	12,284	148,056
Assets of Consolidated CDO and CLO Vehicles	—	5,931,991	222,113	6,154,104

Total Investments of Blackstone Consolidated Funds	113,197	6,070,173	1,472,588	7,655,958
Blackstone’s Treasury Cash Management Strategies	443,222	537,315	—	980,537
Free Standing Derivatives	184	292	—	476
Derivative Instruments Used as Fair Value Hedges	—	45,893	—	45,893
Other Investments	9,404	1,452	17,500	28,356

	$566,007	$6,655,125	$1,490,088	$8,711,220

Liabilities
Liabilities of Consolidated and CDO CLO Vehicles (a)	$—	$—	$5,900,901	$5,900,901
Free Standing Derivatives	655	1,073	—	1,728
Securities Sold, Not Yet Purchased	553	263,484	—	264,037

	$1,208	$264,557	$5,900,901	$6,166,666

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)	$80,610	$33,355	$1,192,463	$1,306,428
Blackstone’s Treasury Cash Management Strategies	398,487	136,290	—	534,777
Loans and Receivables	—	—	68,550	68,550
Free Standing Derivatives, Net	2	279	368	649
Other Investments (b)	8,711	10,176	46,210	65,097

	$487,810	$180,100	$1,307,591	$1,975,501

Liabilities
Derivative Instruments Used for Fair Value Hedges	$—	$19	$—	$19
Securities Sold, Not Yet Purchased	357	—	—	357

	$357	$19	$—	$376

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Pursuant to revised GAAP consolidation rules, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including our investments in CDO and CLO vehicles and other funds in which the general partner is presumed to have control. While we are required to consolidate certain funds, including our CDO and CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.
(b)	Included within Level III of Other Investments are investments in debt and equity securities of $26.5 million and $1.9 million, respectively, for which the fair value option has been elected.

There were no significant transfers between Level I and Level II during the nine months ended September 30, 2010.

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of September 30, 2010.

Valuation Methodology	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Third-Party Fund Managers	—	—	47%	47%
Specific Valuation Metrics	19%	18%	16%	53%

	19%	18%	63%	100%

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income (Loss) and Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2010				2009
	Investments of Consolidated Funds	Loans and Receviables	Other Investments	Total	Investments of Consolidated Funds	Other Investments	Total
Balance, Beginning of Period	$1,414,606	$26,844	$18,875	$1,460,325	$1,129,272	$16,049	$1,145,321
Transfer In Due to Consolidation and Acquisition (a)	200	—	—	200	83,339	—	83,339
Transfer Out Due to Deconsolidation (b)	—	—	—	—	(3,950)		(3,950)
Transfer In to Level III (c)	11,526	—	—	11,526	—	—	—
Transfer Out of Level III (c)	(7,782)	—	—	(7,782)	(4,101)	—	(4,101)
Purchases (Sales), Net	(60,156)	(29,126)	(233)	(89,515)	(78,737)	(600)	(79,337)
Realized Gains (Losses), Net	(11,938)	5,310	(851)	(7,479)	(46,708)	—	(46,708)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	126,132	(3,028)	(291)	122,813	110,934	(165)	110,769

Balance, End of Period	$1,472,588	$—	$17,500	$1,490,088	$1,190,049	$15,284	$1,205,333

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2010				2009
	Investments of Consolidated Funds	Loans and Receviables	Other Investments	Total	Investments of Consolidated Funds	Other Investments	Total
Balance, Beginning of Period	$1,192,464	$68,549	$46,578	$1,307,591	$1,521,912	$16,095	$1,538,007
Transfer In Due to Consolidation and Acquisition (a)	227,794	—	—	227,794	83,339	—	83,339
Transfer Out Due to Deconsolidation (b)	—	—	—	—	(3,950)		(3,950)
Transfer In to Level III (c)	11,706	—	—	11,706	187	—	187
Transfer Out of Level III (c)	(28,329)	—	—	(28,329)	(6,674)	—	(6,674)
Purchases (Sales), Net	(145,720)	(74,244)	(29,701)	(249,665)	(450,244)	(1,365)	(451,609)
Realized Gains (Losses), Net	(29,331)	5,695	104	(23,532)	(145,068)	—	(145,068)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	244,004	—	519	244,523	190,547	554	191,101

Balance, End of Period	$1,472,588	$—	$17,500	$1,490,088	$1,190,049	$15,284	$1,205,333

	Level III Financial Liabilities at Fair Value
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$5,483,483	$443,847	$5,927,330	$—	$—	$—
Transfer In Due to Consolidation and Acquisition (a)	102,631	—	102,631	5,751,806	364,829	6,116,635
Purchases (Sales), Net	(55,875)	—	(55,875)	(79,085)	—	(79,085)
Realized Gains (Losses), Net	—	—	—	—	—	—
Changes in Unrealized Gains (Losses) Included in Earnings Related to Liabilities Still Held at the Reporting Date	(75,482)	2,297	(73,185)	(217,964)	81,315	(136,649)

Balance, End of Period	$5,454,757	$446,144	$5,900,901	$5,454,757	$446,144	$5,900,901

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Represents the transfer into Level III of financial assets and liabilities held by CDO and CLO vehicles as a result of the application of revised consolidation guidance effective January 1, 2010 and as a result of the acquisition of management contracts on April 1, 2010 and July 20, 2010, as described in Note 3. “Acquisitions, Goodwill and Intangible Assets”. Transfers into Level III financial assets for the three and nine months ended September 30, 2009 were a result of the transfer of assets from a non-consolidated fund to a consolidated Blackstone Fund.
(b)	Represents the transfer out of Level III financial assets as a result of deconsolidation of certain Blackstone Funds.
(c)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

For the nine months ended September 30, 2009, there were no Level III financial liabilities.

9.	VARIABLE INTEREST ENTITIES

Pursuant to revised GAAP consolidation rules, the Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit oriented or funds of hedge funds entities and CDO and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

The gross assets and liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Gross Assets
Consolidated Blackstone Funds Excluding CDO and CLO Vehicles	$839,122	$741,024
Consolidated CDO and CLO Vehicles	6,518,925	—

	$7,358,047	$741,024

Gross Liabilities
Consolidated Blackstone Funds Excluding CDO and CLO Vehicles	$47,776	$37,974
Consolidated CDO and CLO Vehicles	5,985,002	—

	$6,032,778	$37,974

There is no recourse to the Partnership for the consolidated VIEs’ liabilities including the liabilities of the consolidated CDO and CLO vehicles. The assets and liabilities of consolidated VIEs comprise primarily investments and notes payable and are included within Investments, Loans Payable and Due to Affiliates, respectively, in the Condensed Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. As of September 30, 2010, assets and liabilities recognized in the Partnership’s Condensed Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $201.1 million and zero, respectively. Assets consisted of $84.8 million of investments and $116.3 million of receivables. As of December 31, 2009, assets and liabilities recognized in the Partnership’s Condensed Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $133.9 million and $0.1 million, respectively. Assets consisted of $21.7 million of investments and $112.2 million of receivables. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2010 and December 31, 2009 was $203.8 million and $133.9 million, respectively. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities and any clawback obligation relating to previously distributed Carried Interest.

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2010, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $287.6 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $267.6 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a fair value of $138.8 million to collateralize its repurchase agreements.

11.	BORROWINGS

On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. As of September 30, 2010, the Partnership had no outstanding borrowings under this Credit Facility.

On September 15, 2010, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $400 million of senior notes due March 15, 2021 (the “Notes”). The Notes, which were issued at a discount, have an interest rate of 5.875% per annum, accruing from September 20, 2010. Interest is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes was $0.7 million for each of the three and nine months ended September 30, 2010. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of September 30, 2010, the fair value of the Notes was $398.1 million.

The indenture includes covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indenture also provides for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.

As of September 30, 2010, the fair value of the notes issued in August 2009 was $637.8 million.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CDO and CLO vehicles. At September 30, 2010, the Partnership’s borrowings through consolidated CDO and CLO vehicles consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,187,073	1.38%		5.4
Subordinated Notes	836,729	(a	)	8.5

	$7,023,802

(a)	The Subordinated Notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CDO and CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes are amounts due to non-consolidated affiliates of $99.3 million and $276.6 million, respectively. The fair value of Senior Secured and Subordinated Notes as of September 30, 2010 was $5.5 billion and $446.1 million, respectively, of which $68.6 million and $177.7 million represents the amounts Due to Affiliates. The contractual maturities of Senior Secured Notes are greater than five years.

The Loans Payable of the consolidated CDO and CLO vehicles are collateralized by assets held by each respective CDO and CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2010, the fair value of the CDO and CLO assets was $6.5 billion. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

12.	INCOME TAXES

Blackstone’s effective tax rate was (2.95)% and (12.31)% for the three months ended September 30, 2010 and 2009, respectively, and (3.44)% and (4.21)% for the nine months ended September 30, 2010 and 2009, respectively. Blackstone’s income tax provision was a benefit of $4.2 million and an expense of $52.6 million for the three months ended September 30, 2010 and 2009, respectively, and an expense of $24.8 million and an expense of $81.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Blackstone’s effective tax rate for the three and nine months ended September 30, 2010 and 2009 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of the compensation charges that contribute to Blackstone’s net loss are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

13.	NET LOSS PER COMMON UNIT

Basic and diluted net loss per common unit for the three and nine months ended September 30, 2010 and basic and diluted net loss per common unit entitled to priority distributions and per common unit not entitled to priority distributions for the three and nine months ended September 30, 2009 was calculated as follows:

	Basic and Diluted
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net Loss Attributable to The Blackstone Group L.P.	$(44,358)	$(359,055)

Net Loss Per Common Unit	$(0.12)	$(1.02)

Total Weighted-Average Common Units Outstanding	370,101,582	352,794,385

	Basic and Diluted
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Total Undistributed Loss
Net Loss Allocable to Common Unitholders	$(176,183)	$(572,041)
Less: Distributions to Common Unitholders	(89,188)	(254,705)

Total Undistributed Loss	$(265,371)	$(826,746)

Allocation of Total Undistributed Loss
Undistributed Loss — Common Unitholders Entitled to Priority Distributions	$(257,806)	$(816,980)
Undistributed Loss — Common Unitholders Not Entitled to Priority Distributions	(7,565)	(9,766)

Total Undistributed Loss	$(265,371)	$(826,746)

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.91)	$(2.95)
Priority Distributions (a)	0.30	0.90

Net Loss Per Common Unit — Common Units Entitled to Priority Distributions	$(0.61)	$(2.05)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(0.91)	$(2.95)

Net Loss Per Common Unit — Common Units Not Entitled to Priority Distributions	$(0.91)	$(2.95)

Weighted-Average Common Units Outstanding — Common Units Entitled to Priority Distributions	283,243,485	277,390,904
Common Units Not Entitled to Priority Distributions	8,311,085	3,465,956

Total Weighted-Average Common Units Outstanding	291,554,570	280,856,860

(a)	Undistributed Loss per Common Unit — Priority Distributions are forecast based upon common units outstanding at the end of the reporting period and differ from actual distributions paid to common unitholders which are based on common units outstanding at the time priority distributions are made.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended September 30, 2010 and 2009, a total of 23,636,653 and 19,750,299 unvested deferred restricted common units and 727,528,593 and 808,479,683 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively. For the nine months ended September 30, 2010 and 2009, a total of 26,542,362 and 23,353,728 unvested deferred restricted common units and 745,006,116 and 820,944,937 Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone Common Units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone Common Units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2010, Blackstone repurchased 84,888 vested Blackstone Common Units as part of the unit repurchase program for a total cost of $1.2 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $1.0 million. As of September 30, 2010, the amount remaining available for repurchases under this program was $338.3 million.

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

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2010, the Partnership had the ability to grant 162,126,007 units under the Equity Plan.

For the three and nine months ended September 30, 2010, the Partnership recorded compensation expense of $457.4 million and $1.9 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $2.8 million and $7.4 million, respectively. For the three and nine months ended September 30, 2009, the Partnership recorded compensation expense of $738.2 million and $2.2 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $(0.6) million and $5.9 million, respectively. As of September 30, 2010, there was $4.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.8 years.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,121,144,937 as of September 30, 2010. Total outstanding unvested phantom units were 10,201 as of September 30, 2010.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2010 and a summary of changes during the period January 1, 2010 through September 30, 2010 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2009	270,458,725	$30.76	23,742,693	$23.10	208,592	$25.07
Granted	422,768	13.85	1,405,740	10.16	3,552	9.52
Vested	(117,073,919)	30.89	(5,278,181)	25.37	(193,497)	14.56
Forfeited	(4,703,239)	31.00	(983,715)	24.51	(8,446)	14.60

Balance, September 30, 2010	149,104,335	$30.61	18,886,537	$21.22	10,201	$14.65

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2010, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	138,762,641	3.8
Deferred Restricted Blackstone Common Units and Options	14,850,644	3.8

Total Equity-Based Awards	153,613,285	3.8

Phantom Units	8,703	1.7

Equity-Based Awards with Performance Conditions

In connection with certain equity-based awards with performance conditions, Blackstone has recorded compensation expense of $1.9 million as the likelihood that the relevant performance threshold will be exceeded in future periods has been deemed as probable. Such awards will be granted in 2012 and are accounted for as a liability award subject to re-measurement at the end of each reporting period.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone considers its Founders, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of September 30, 2010 and December 31, 2009, Due from Affiliates and Due to Affiliates comprised the following:

	September 30, 2010	December 31, 2009
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Interest	$206,648	$308,378
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	142,270	127,669
Amounts Due from Portfolio Companies and Funds	152,660	115,441
Investments Redeemed in Non-Consolidated Funds of Funds	4,989	77,600
Management and Performance Fees Due from Non-Consolidated Funds of Funds	77,603	68,649
Payments Made on Behalf of Non-Consolidated Entities	56,218	53,581
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	16,954	8,589

	$657,342	$759,907

	September 30, 2010	December 31, 2009
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$980,217	$830,517
Accrual for Potential Repayment of Previously Received Performance Fees and Allocations	392,041	485,253
Due to Note-Holders of Consolidated CDO and CLO Vehicles	246,342	—
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	62,641	58,083
Distributions Received on Behalf of Non-Consolidated Entities	13,531	31,692
Payments Made by Non-Consolidated Entities	6,662	4,521

	$1,701,434	$1,410,066

Interests of the Co-Founder, Senior Managing Directors and Employees

The Co-Founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee and allocation arrangements. As of September 30, 2010 and December 31, 2009, the Co-Founder’s, other senior managing directors’ and employees’ investments aggregated $776.9 million and $649.4 million, respectively, and the Co-Founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $60.4 million and $23.2 million for the three months ended September 30, 2010 and 2009, respectively, and $142.1 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $34.2 million and $23.0 million for the three months ended September 30, 2010 and 2009, respectively. Management and Advisory Fees earned from affiliates totaled $110.4 million and $68.5 million for the nine months ended September 30, 2010 and 2009, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.4 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees and Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2010. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $980.2 million over the next 15 years. The after-tax net present value of these estimated payments totals $274.0 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of September 30, 2010 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $23.9 million as of September 30, 2010 which includes $7.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds was $4.9 million as of September 30, 2010.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Performance Fees and Allocations

There were $130.9 million of segment level Performance Fees and Allocations related to the hedge funds in the Credit and Marketable Alternatives and Real Estate segments through the period ended September 30, 2010 attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees and Allocations were $129.3 million for the nine months ended September 30, 2010.

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

Contingent Obligations (Clawback)

Included within Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains (losses) attributable to non-controlling interest holders are net of Carried Interest earned by Blackstone. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results.

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

During the quarter ended September 30, 2010, the Blackstone general partners paid an interim cash clawback obligation of $16.2 million relating to a real estate fund of which $13.7 million was paid by Blackstone Holdings and $2.5 million by current and former Blackstone personnel. During the nine months ended September 30, 2010, the Blackstone general partners paid an interim cash clawback obligation of $19.3 million relating to a real estate fund of which $15.4 million was paid by Blackstone Holdings and $3.9 million by current and former Blackstone personnel.

As of September 30, 2010, the clawback obligations were $392.0 million, of which $185.4 million related to Blackstone Holdings and $206.6 million related to current and former Blackstone personnel. As of December 31, 2009, the clawback obligations were $485.3 million, of which $217.4 million related to Blackstone Holdings and $267.9 million related to current and former Blackstone personnel. The Accrual for Potential Repayment of Previously Received Performance Fees and Allocations is included in Due to Affiliates.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	September 30, 2010			December 31, 2009
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$67,431	$119,338	$186,769	$65,237	$120,208	$185,445
Real Estate	117,962	87,310	205,272	152,142	147,666	299,808

Total	$185,393	$206,648	$392,041	$217,379	$267,874	$485,253

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2010, $478.2 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Credit and Marketable Alternatives — Blackstone’s Credit and Marketable Alternatives segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CDO and CLO vehicles, separately managed accounts and publicly-traded closed-end mutual funds.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges include principally charges associated with equity-based compensation, the amortization of intangibles and corporate actions

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

including acquisitions. Blackstone uses ENI as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$66,077	$83,232	$120,125	$—	$269,434
Advisory Fees	—	—	—	84,541	84,541
Transaction and Other Fees, Net	13,348	8,538	1,062	—	22,948
Management Fee Offsets	(91)	(401)	(182)	—	(674)

Total Management and Advisory Fees	79,334	91,369	121,005	84,541	376,249

Performance Fees and Allocations
Realized	44,814	5,010	16,215	—	66,039
Unrealized	45,499	69,910	77,336	—	192,745

Total Performance Fees and Allocations	90,313	74,920	93,551	—	258,784

Investment Income
Realized	9,940	2,159	1,708	469	14,276
Unrealized	30,491	83,968	13,181	607	128,247

Total Investment Income	40,431	86,127	14,889	1,076	142,523
Interest and Dividend Revenue	3,802	3,026	1,750	1,609	10,187
Other	1,061	2,330	600	477	4,468

Total Revenues	214,941	257,772	231,795	87,703	792,211

Expenses
Compensation and Benefits
Base Compensation	47,552	43,219	53,280	66,531	210,582
Performance Fee Related
Realized	10,783	1,806	12,373	—	24,962
Unrealized	18,306	46,182	39,835	—	104,323

Total Compensation and Benefits	76,641	91,207	105,488	66,531	339,867
Other Operating Expenses	26,359	18,584	22,057	17,253	84,253

Total Expenses	103,000	109,791	127,545	83,784	424,120

Economic Net Income	$111,941	$147,981	$104,250	$3,919	$368,091

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2009
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$67,009	$83,409	$105,430	$—	$255,848
Advisory Fees	—	—	—	94,566	94,566
Transaction and Other Fees, Net	18,368	3,347	778	—	22,493
Management Fee Offsets	—	(415)	(4,121)	—	(4,536)

Total Management and Advisory Fees	85,377	86,341	102,087	94,566	368,371

Performance Fees and Allocations
Realized	—	(11,441)	7,622	—	(3,819)
Unrealized	110,867	23,608	36,114	—	170,589

Total Performance Fees and Allocations	110,867	12,167	43,736	—	166,770

Investment Income (Loss)
Realized	8,794	(3,078)	1,953	—	7,669
Unrealized	18,640	1,242	29,976	476	50,334

Total Investment Income (Loss)	27,434	(1,836)	31,929	476	58,003
Interest and Dividend Revenue	2,553	2,035	929	1,250	6,767
Other	677	1,450	715	1,051	3,893

Total Revenues	226,908	100,157	179,396	97,343	603,804

Expenses
Compensation and Benefits
Base Compensation	42,011	38,484	54,365	57,686	192,546
Performance Fee Related
Realized	135	(1,690)	842	—	(713)
Unrealized	27,755	5,721	24,594	—	58,070

Total Compensation and Benefits	69,901	42,515	79,801	57,686	249,903
Other Operating Expenses	21,318	13,437	18,123	22,666	75,544

Total Expenses	91,219	55,952	97,924	80,352	325,447

Economic Net Income	$135,689	$44,205	$81,472	$16,991	$278,357

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes as of and for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$792,211	$(8,211	)(a)	$784,000
Expenses	$424,120	$501,649	(b)	$925,769
Other Income	$—	$285,071	(c)	$285,071
Economic Net Income	$368,091	$(224,789	)(d)	$143,302

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$603,804	$(6,781	)(a)	$597,023
Expenses	$325,447	$772,347	(b)	$1,097,794
Other Income	$—	$73,812	(c)	$73,812
Economic Net Income (Loss)	$278,357	$(705,316	)(d)	$(426,959)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30,
	2010	2009
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(4,764)	$6,770
Fund Expenses Added in Consolidation	7,851	2,106
Non-Controlling Interests in Income (Loss) of Consolidated Entities	266,347	83,994
Transactional Other Income	15,637	(19,058)

Total Consolidation Adjustments and Reconciling Items	$285,071	$73,812

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Benefit for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2010	2009
Economic Net Income	$368,091	$278,357

Adjustments
Amortization of Intangibles	(40,872)	(39,513)
IPO and Acquisition-Related Charges	(438,568)	(719,708)
Management Fee Revenues Associated with Consolidated CDO and CLO Vehicles	(11,695)	—
Non-Controlling Interests in Income (Loss) of Consolidated Entities	266,346	53,905

Total Consolidation Adjustments and Reconciling Items	(224,789)	(705,316)

Income (Loss) Before Provision for Taxes	$143,302	$(426,959)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s four segments for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$198,304	$249,208	$336,807	$—	$784,319
Advisory Fees	—	—	—	295,208	295,208
Transaction and Other Fees, Net	61,687	13,459	3,576	103	78,825
Management Fee Offsets	(91)	(1,000)	(940)	—	(2,031)

Total Management and Advisory Fees	259,900	261,667	339,443	295,311	1,156,321

Performance Fees and Allocations
Realized	92,095	27,277	46,922	—	166,294
Unrealized	67,028	102,418	134,894	—	304,340

Total Performance Fees and Allocations	159,123	129,695	181,816	—	470,634

Investment Income
Realized	12,586	8,691	13,420	607	35,304
Unrealized	132,450	210,403	22,703	1,398	366,954

Total Investment Income	145,036	219,094	36,123	2,005	402,258
Interest and Dividend Revenue	9,958	7,922	3,654	4,273	25,807
Other	1,621	64	(314)	(797)	574

Total Revenues	575,638	618,442	560,722	300,792	2,055,594

Expenses
Compensation and Benefits
Base Compensation	141,074	127,897	155,735	197,175	621,881
Performance Fee Related
Realized	16,916	12,225	26,441	—	55,582
Unrealized	14,354	69,118	74,559	—	158,031

Total Compensation and Benefits	172,344	209,240	256,735	197,175	835,494
Other Operating Expenses	79,467	50,521	66,152	49,296	245,436

Total Expenses	251,811	259,761	322,887	246,471	1,080,930

Economic Net Income	$323,827	$358,681	$237,835	$54,321	$974,664

Segment Assets as of September 30, 2010	$4,299,931	$2,479,861	$2,601,530	$634,910	$10,016,232

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2009
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$203,180	$245,124	$298,226	$—	$746,530
Advisory Fees	—	—	—	268,009	268,009
Transaction and Other Fees, Net	43,841	9,366	1,908	—	55,115
Management Fee Offsets	—	(2,094)	(12,699)	—	(14,793)

Total Management and Advisory Fees	247,021	252,396	287,435	268,009	1,054,861

Performance Fees and Allocations
Realized	—	(6,205)	8,209	—	2,004
Unrealized	212,870	(257,571)	67,868	—	23,167

Total Performance Fees and Allocations	212,870	(263,776)	76,077	—	25,171

Investment Income (Loss)
Realized	8,552	(336)	(14,313)	—	(6,097)
Unrealized	20,593	(125,405)	67,115	476	(37,221)

Total Investment Income (Loss)	29,145	(125,741)	52,802	476	(43,318)
Interest and Dividend Revenue	3,225	2,616	1,917	3,412	11,170
Other	1,329	3,186	777	(14)	5,278

Total Revenues	493,590	(131,319)	419,008	271,883	1,053,162

Expenses
Compensation and Benefits
Base Compensation	119,526	113,693	157,376	162,877	553,472
Performance Fee Related
Realized	126	(94)	981	—	1,013
Unrealized	(612)	(115,227)	39,984	—	(75,855)

Total Compensation and Benefits	119,040	(1,628)	198,341	162,877	478,630
Other Operating Expenses	61,979	39,030	58,229	57,376	216,614

Total Expenses	181,019	37,402	256,570	220,253	695,244

Economic Net Income (Loss)	$312,571	$(168,721)	$162,438	$51,630	$357,918

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as and for the nine months ended September 30, 2010 and 2009:

	September 30, 2010 and the Nine Months Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,055,594	$(20,267	)(a)	$2,035,327
Expenses	$1,080,930	$2,073,319	(b)	$3,154,249
Other Income	$—	$397,625	(c)	$397,625
Economic Net Income (Loss)	$974,664	$(1,695,961	)(d)	$(721,297)
Total Assets	$10,016,232	$7,724,659	(e)	$17,740,891

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,053,162	$(4,809	)(a)	$1,048,353
Expenses	$695,244	$2,376,614	(b)	$3,071,858
Other Income	$—	$97,353	(c)	$97,353
Economic Net Income (Loss)	$357,918	$(2,284,070	)(d)	$(1,926,152)

(a)	The Revenues adjustment principally represents management and performance fees and allocations earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2010	2009
Fund Management Fees and Performance Fees and Allocations Eliminated in Consolidation	$(10,430)	$2,018
Fund Expenses Added in Consolidation	18,631	8,179
Non-Controlling Interests in Income (Loss) of Consolidated Entities	367,988	87,156
Transactional Other Income	21,436	—

Total Consolidation Adjustments and Reconciling Items	$397,625	$97,353

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2010	2009
Economic Net Income	$974,664	$357,918

Adjustments
Amortization of Intangibles	(121,206)	(118,537)
IPO and Acquisition-Related Charges	(1,915,220)	(2,222,599)
Management Fee Revenues Associated with Consolidated CDO and CLO Vehicles	(27,522)	—
Non-Controlling Interests in Income (Loss) of Consolidated Entities	367,987	57,066

Total Consolidation Adjustments and Reconciling Items	(1,695,961)	(2,284,070)

Income (Loss) Before Provision for Taxes	$(721,297)	$(1,926,152)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

18.	SUBSEQUENT EVENTS

On October 1, 2010, the Partnership purchased an equity interest representing 40% of Pátria Investments Limited and Pátria Investimentos Ltda. Pátria is one of Latin America’s leading alternative asset managers and advisory firms.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2010
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,016,229	$—	$—	$1,016,229
Cash Held by Blackstone Funds and Other	39,499	352,192	—	391,691
Investments	3,800,314	7,655,958	(429,542)	11,026,730
Accounts Receivable	340,384	84,554	(7)	424,931
Reverse Repurchase Agreements	287,445	—	—	287,445
Due from Affiliates	640,831	35,972	(19,461)	657,342
Intangible Assets, Net	820,169	—	—	820,169
Goodwill	1,703,602	—	—	1,703,602
Other Assets	250,443	44,993	—	295,436
Deferred Tax Assets	1,117,316	—	—	1,117,316

Total Assets	$10,016,232	$8,173,669	$(449,010)	$17,740,891

Liabilities and Partners’ Capital
Loans Payable	$1,070,237	$5,665,499	$—	$6,735,736
Due to Affiliates	1,434,574	286,322	(19,462)	1,701,434
Accrued Compensation and Benefits	758,497	1,663	—	760,160
Securities Sold, Not Yet Purchased	263,484	553	—	264,037
Accounts Payable, Accrued Expenses and Other Liabilities	481,988	141,750	(8)	623,730

Total Liabilities	4,008,780	6,095,787	(19,470)	10,085,097

Redeemable Non-Controlling Interests in Consolidated Entities	—	587,399	—	587,399

Partners’ Capital
Partners’ Capital	3,608,020	406,229	(433,761)	3,580,488
Appropriated Partners’ Capital	—	551,737	—	551,737
Accumulated Other Comprehensive Income	3,182	2,817	—	5,999
Non-Controlling Interests in Consolidated Entities	159,379	529,700	4,221	693,300
Non-Controlling Interests in Blackstone Holdings	2,236,871	—	—	2,236,871

Total Partners’ Capital	6,007,452	1,490,483	(429,540)	7,068,395

Total Liabilities and Partners’ Capital	$10,016,232	$8,173,669	$(449,010)	$17,740,891

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition—(Continued)

(Dollars in Thousands)

	December 31, 2009
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$952,096	$—	$—	$952,096
Cash Held by Blackstone Funds and Other	—	86,084	—	86,084
Investments	2,772,489	999,792	(206,798)	3,565,483
Accounts Receivable	305,846	461	—	306,307
Due from Affiliates	735,471	64,384	(39,948)	759,907
Intangible Assets, Net	919,477	—	—	919,477
Goodwill	1,703,602	—	—	1,703,602
Other Assets	171,463	1,141	(48)	172,556
Deferred Tax Assets	943,512	—	—	943,512

Total Assets	$8,503,956	$1,151,862	$(246,794)	$9,409,024

Liabilities and Partners’ Capital
Loans Payable	$651,993	$5,630	$—	$657,623
Due to Affiliates	1,362,781	65,776	(18,491)	1,410,066
Accrued Compensation and Benefits	486,951	1,994	—	488,945
Securities Sold, Not Yet Purchased	—	357	—	357
Accounts Payable, Accrued Expenses and Other Liabilities	235,673	94,331	(21,504)	308,500

Total Liabilities	2,737,398	168,088	(39,995)	2,865,491

Redeemable Non-Controlling Interests in Consolidated Entities	—	526,311	—	526,311

Partners’ Capital
Partners’ Capital	3,376,707	206,799	(206,799)	3,376,707
Accumulated Other Comprehensive Income	2,420	—	—	2,420
Non-Controlling Interests in Consolidated Entities	289,619	250,664	—	540,283
Non-Controlling Interests in Blackstone Holdings	2,097,812	—	—	2,097,812

Total Partners’ Capital	5,766,558	457,463	(206,799)	6,017,222

Total Liabilities and Partners’ Capital	$8,503,956	$1,151,862	$(246,794)	$9,409,024

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Secured Trust Ltd*

BTD CP Holdings, LP

GSO Co-Investment Partners LLC

GSO Legacy Associates 2 LLC

GSO Legacy Associates LLC

The Asia Opportunities Fund L.P.

Private equity side-by-side, general partners’** and affiliated limited partners’** investment vehicles

Real estate side-by-side, general partners’** and affiliated limited partners’** investment vehicles

Mezzanine side-by-side, general partners’** and affiliated limited partners’** investment vehicles

Collateralized debt and loan obligation vehicles*

*	Consolidated as of September 30, 2010 only.
**	Included within Consolidated Blackstone Funds as of December 31, 2009 only. At September 30, 2010, these entities are included within Consolidated Operating Partnerships.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Environment

Global equity markets moved sharply higher in the third quarter of 2010, while credit markets also rose and high yield spreads moderately tightened. Investors reacted positively to sustained above-average corporate earnings growth and the expectation of continued economic recovery. Most global equity indices rose 10-20% during the quarter. In credit, the high yield and leveraged loan indices rose 3-6% and spreads tightened 70 basis points. Economic data remained mixed, however, and most indicators pointed to a slowing in the recovery of the U.S. economy, including both output and employment rates.

In real estate, the fundamentals generally continued to improve in the third quarter. In office, occupancy trends and leasing activity continued to improve modestly in most markets, and new supply remained at historically low levels. In hospitality, industry Revenue Per Available Room, or RevPAR, grew 8.4% in the third quarter of 2010, and has experienced positive growth since March 2010.

Commodity prices increased in the third quarter, and these gains were broad based across all major sub-categories. Expectations for further quantitative easing measures by the Federal Reserve has put additional pressure on the U.S. dollar, driving commodity prices expressed in dollars higher. During the third quarter, oil prices rose 6%. The U.S. dollar declined against each of the Euro and Pound Sterling by 10% and 5%, respectively.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transactions

Blackstone Issuance of $400 million 5.875% Notes Due in 2021

On September 15, 2010, Blackstone Holdings Finance Co. L.L.C., an indirect subsidiary of the Partnership, issued $400 million of senior notes due March 15, 2021. The Notes, which were issued at a discount, have an interest rate of 5.875% per annum.

Blackstone Purchase of a 40% Equity Interest in Pátria

On October 1, 2010, the Partnership purchased an equity interest representing 40% of Pátria Investments Limited and Pátria Investimentos Ltda. Pátria is one of Latin America’s leading alternative asset managers and advisory firms. Pátria has $3.2 billion in total assets under management across private equity, real estate, infrastructure and hedge funds.

Acquisition of Management Agreements Related to CDO and CLO Vehicles

On April 1, 2010 and July 20, 2010, the Partnership acquired, through GSO, management agreements relating to certain collateralized debt obligation (“CDO”) and CLO vehicles previously managed by Callidus Capital Management, LLC. The acquisition of the management agreements resulted in the consolidation of certain of the respective CDO and CLO vehicles, as applicable under GAAP consolidation rules. On April 1, 2010, the fair value of the consolidated CDO and CLO assets and liabilities managed under such contracts was $2.7 billion and $2.5 billion, respectively. On July 20, 2010, the fair value of the consolidated CLO assets and liabilities managed under such contract was $117.6 million and $110.8 million, respectively. There was no material impact to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows.

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

The Obama administration has indicated it supports the adoption of the May 2010 legislation or legislation that similarly changes the treatment of Carried Interest for U.S. federal income tax purposes. In its published revenue proposals for both 2010 and 2011, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives in May 2010. In September 2010, this previously considered legislation was reintroduced in the U.S. Senate. It is unclear when or whether the U.S. Senate will act on such legislation or if enacted, what provision will be included in any final legislation.

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

Economic Net Income

Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 17. “Segment Reporting” in the “Notes to the Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

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

Net Fee Related Earnings from Operations

Blackstone uses Net Fee Related Earnings from Operations as a key measure to highlight earnings from operations excluding: (a) the income related to performance fees and allocations and related performance fee related compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Net Fee Related Earnings from Operations equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation), (b) other operating expenses and (c) cash taxes due on earnings from operations as calculated using a similar methodology as applied in calculating the current tax provision (benefit) for The Blackstone Group L.P. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations.

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital;

(c)	for our real estate debt investment funds, the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts;

(h)	the gross amount of underlying assets of our CLOs at cost; and.

(i)	the gross amount of assets (including leverage) for our credit oriented closed-end mutual fund.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$362,521	$367,605	$(5,084)	-1%	$1,123,403	$1,049,606	$73,797	7%

Performance Fees and Allocations
Realized	66,142	(3,452)	69,594	N/M	171,941	2,004	169,937	N/M
Unrealized	199,824	157,465	42,359	27%	312,304	8,932	303,372	N/M

Total Performance Fees and Allocations	265,966	154,013	111,953	73%	484,245	10,936	473,309	N/M

Investment Income (Loss)
Realized	13,542	6,279	7,263	116%	29,493	7,556	21,937	N/M
Unrealized	127,428	58,530	68,898	118%	371,691	(36,149)	407,840	N/M

Total Investment Income (Loss)	140,970	64,809	76,161	118%	401,184	(28,593)	429,777	N/M

Interest and Dividend Revenue	10,075	6,703	3,372	50%	25,922	11,124	14,798	133%
Other	4,468	3,893	575	15%	573	5,280	(4,707)	-89%

Total Revenues	784,000	597,023	186,977	31%	2,035,327	1,048,353	986,974	94%

Expenses
Compensation and Benefits
Base Compensation	664,004	923,272	(259,268)	-28%	2,556,665	2,805,567	(248,902)	-9%
Performance Fee Related
Realized	24,962	(712)	25,674	N/M	55,582	1,014	54,568	N/M
Unrealized	104,324	58,068	46,256	80%	158,032	(75,855)	233,887	N/M

Total Compensation and Benefits	793,290	980,628	(187,338)	-19%	2,770,279	2,730,726	39,553	1%
General, Administrative and Other	114,291	110,641	3,650	3%	341,853	328,517	13,336	4%
Interest Expense	11,766	5,258	6,508	124%	26,633	6,744	19,889	N/M
Fund Expenses	6,422	1,267	5,155	N/M	15,484	5,871	9,613	164%

Total Expenses	925,769	1,097,794	(172,025)	-16%	3,154,249	3,071,858	82,391	3%

Other Income
Net Gains from Fund Investment Activities	285,071	73,812	211,259	N/M	397,625	97,353	300,272	N/M

Income (Loss) Before Provision (Benefit) for Taxes	143,302	(426,959)	570,261	N/M	(721,297)	(1,926,152)	1,204,855	63%
Provision (Benefit) for Taxes	(4,225)	52,551	(56,776)	N/M	24,802	81,167	(56,365)	-69%

Net Income (Loss)	147,527	(479,510)	627,037	N/M	(746,099)	(2,007,319)	1,261,220	63%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	23,623	50,281	(26,658)	-53%	47,171	90,515	(43,344)	-48%
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	242,723	3,622	239,101	N/M	320,816	(33,450)	354,266	N/M
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	(74,461)	(357,230)	282,769	79%	(755,031)	(1,492,343)	737,312	49%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(44,358)	$(176,183)	$131,825	75%	$(359,055)	$(572,041)	$212,986	37%

N/M = not meaningful.

Revenues

Total Revenues were $784.0 million for the three months ended September 30, 2010, an increase of $187.0 million compared to Total Revenues for the three months ended September 30, 2009 of $597.0 million. The increase in revenues was primarily attributable to an increase of $112.0 million in Performance Fees and Allocations and an increase of $76.2 million in Investment Income (Loss). The increase in Performance Fees and Allocations was driven by improved performance in our Real Estate and Credit and Marketable Alternatives segments’ investments. The increase in Performance Fees and Allocations by our Real Estate segment was driven by improved performance of our real estate carry funds as operating performance, projected cash flows and exit multiples improved across the segment’s investments. Our real estate carry funds had a net internal rate of return of 16.9% in the third quarter of 2010 compared to (2.0)% in the third quarter of 2009. The increase in Performance Fees and Allocations by our Credit and Marketable Alternatives segment was primarily attributable to improved returns in the segment’s credit-oriented funds and an increase in the amount of Fee-Earning Assets Under Management which are earning Incentive Fees in our funds of hedge funds business. The increase in Performance Fees and Allocations was partially offset by a decrease in our Private Equity segment. The improvement in Investment Income (Loss) was driven by increases in the underlying portfolio investments in our Private Equity and Real Estate segments. The Realized Performance Fees and Allocations of $66.1 million were primarily attributable to the Private Equity, Real Estate and Credit and Marketable Alternatives segments with $44.8 million, $5.0 million and $16.2 million, respectively.

Total Revenues were $2.0 billion for the nine months ended September 30, 2010, an increase of $987.0 million compared to Total Revenues for the nine months ended September 30, 2009 of $1.0 billion. The increase in revenues was primarily attributable to an increase of $473.3 million in Performance Fees and Allocations, an increase of $429.8 million in Investment Income (Loss) and an increase of $73.8 million in Management and Advisory Fees. The increase in Performance Fees and Allocations was primarily driven by improved performance of our real estate carry funds in our Real Estate segment and our credit oriented funds and funds of hedge funds in our Credit and Marketable Alternatives segment. Investment Income (Loss) improved primarily due to valuation increases in the underlying portfolio investments in our Real Estate and Private Equity segments. The increase in Management and Advisory Fees was primarily due to increases in Advisory Fees from our fund placement business which is included in our Financial Advisory segment, increases in Base Management Fees in our Credit and Marketable Alternatives segment driven by higher Fee-Earning Assets Under Management from positive inflows in our funds of hedge funds business and an increase in Transaction Fees in our Private Equity segment driven by a one-time fee related to the exit of one of our BCP investments.

Expenses

Expenses were $925.8 million for the three months ended September 30, 2010, a decrease of $172.0 million, or 16%, compared to $1.1 billion for the three months ended September 30, 2009. The decrease was primarily attributable to a decrease in Compensation and Benefits to $793.3 million from $980.6 million in 2009. Base Compensation was $664.0 million for the current year, a decrease of $259.3 million which was partially offset by an increase in Performance Fee Related Compensation of $71.9 million to $129.3 million for the current year. Additionally, equity-based compensation decreased $280.9 million due to the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General, Administrative and Other expenses were $114.3 million for the current year, an increase of $3.7 million driven by an increase in costs related to our fund-raising efforts in our Private Equity segment and the launching of new products in our Credit and Marketable Alternatives segment. Our expenses are primarily driven by levels of business activity, revenue growth and headcount.

Expenses were $3.2 billion for the nine months ended September 30, 2010, an increase of $82.4 million, or 3%, compared to $3.1 billion for the nine months ended September 30, 2009. The increase was primarily attributable to an increase of $39.6 million in Compensation and Benefits driven by an increase in Performance Fee Related Compensation due to improved performance in our Real Estate segment and our credit oriented funds and funds of hedge funds in our Credit and Marketable Alternatives segment. Base Compensation was

$2.6 billion, a decrease of $248.9 million from the prior year period. This decrease is attributable to a decrease of $314.6 million in equity-based compensation as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General Administrative and Other expenses were $341.9 million for the current year, an increase of $13.3 million driven by the same factors as for the quarterly period noted above.

Other Income

Other Income was $285.1 million for the three months ended September 30, 2010, an increase of $211.3 million compared to $73.8 million for the three months ended September 30, 2009. The change was principally due to positive performance of our consolidated CDO and CLO vehicles for the three months ended September 30, 2010.

Other Income was $397.6 million for the nine months ended September 30, 2010, an increase of $300.3 million compared to $97.4 million for the nine months ended September 30, 2009. The change was principally driven by an increase in income generated by our Private Equity and Real Estate consolidated side-by-side entities and our consolidated CDO and CLO vehicles.

Operating Metrics

The following table presents certain operating metrics for the three and nine months ended September 30, 2010 and 2009. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$101,419,981	$93,505,402	$7,914,579	8%	$96,096,997	$91,041,057	$5,055,940	6%
Inflows, including Commitments (a)	3,359,978	2,060,309	1,299,669	63%	12,143,128	5,950,089	6,193,039	104%
Outflows, including Distributions (b)	(2,285,516)	(1,381,898)	(903,618)	-65%	(5,216,751)	(4,906,045)	(310,706)	-6%
Market Appreciation (Depreciation) (c)	1,798,739	2,140,817	(342,078)	-16%	1,269,808	4,239,529	(2,969,721)	-70%

Balance, End of Period (d)	$104,293,182	$96,324,630	$7,968,552	8%	$104,293,182	$96,324,630	$7,968,552	8%

Assets Under Management, End of Period (d)	$119,115,246	$97,554,382	$21,560,864	22%	$119,115,246	$97,554,382	$21,560,864	22%

Capital Deployed
Limited Partner Capital Invested	$2,060,108	$231,421	$1,828,687	N/M	$4,407,649	$1,554,099	$2,853,550	184%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CDOs and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations. The periods ended September 30, 2010 include an adjustment of $(533.9) million from our credit oriented businesses due to revised calculation methodologies.
(d)	Fee-Earning Assets Under Management and Assets Under Management as of September 30, 2010 include $527.4 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $104.3 billion at September 30, 2010, an increase of $8.0 billion, or 8%, compared with $96.3 billion at September 30, 2009. The $8.0 billion increase was attributed to an $8.2 billion increase in our Credit and Marketable Alternatives segment driven primarily by net inflows of $5.9 billion which included the acquisition on April 1, 2010 of $3.5 billion of collateralized debt obligations and CDO and CLO vehicles and $2.3 billion of market appreciation primarily driven by our funds of hedge funds business.

Assets Under Management

Assets Under Management were $119.1 billion at September 30, 2010, an increase of $21.6 billion, or 22%, compared with $97.6 billion at September 30, 2009. The $21.6 billion increase was attributed in part to a $10.0 billion increase in our Credit and Marketable Alternatives segment driven by market appreciation of $3.7 billion primarily in our funds of hedge funds and credit-oriented funds and the acquisition on April 1, 2010 of $3.5 billion of collateralized debt obligations and CDO and CLO vehicles. A $4.9 billion increase in our Private Equity segment was driven by market appreciation of $6.3 billion and net outflows of $1.4 billion, while a $6.7 billion increase in our Real Estate segment was driven by market appreciation of $5.5 billion and net inflows of $1.2 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $2.1 billion for the three months ended September 30, 2010, an increase of $1.8 billion, compared to $231.4 million for the three months ended September 30, 2009. Limited Partner Capital Invested was $4.4 billion for the nine months ended September 30, 2010, an increase of $2.9 billion, or 184%, compared to $1.6 billion for the nine months ended September 30, 2009. The change reflected an increase in the size and volume of consummated transactions compared to the prior year.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$66,077	$67,009	$(932)	-1%	$198,304	$203,180	$(4,876)	-2%
Transaction and Other Fees, Net	13,348	18,368	(5,020)	-27%	61,687	43,841	17,846	41%
Management Fee Offsets	(91)	—	(91)	N/M	(91)	—	(91)	N/M

Total Management Fees	79,334	85,377	(6,043)	-7%	259,900	247,021	12,879	5%

Performance Fees and Allocations
Realized	44,814	—	44,814	N/M	92,095	—	92,095	N/M
Unrealized	45,499	110,867	(65,368)	-59%	67,028	212,870	(145,842)	-69%

Total Performance Fees and Allocations	90,313	110,867	(20,554)	-19%	159,123	212,870	(53,747)	-25%

Investment Income
Realized	9,940	8,794	1,146	13%	12,586	8,552	4,034	47%
Unrealized	30,491	18,640	11,851	64%	132,450	20,593	111,857	N/M

Total Investment Income	40,431	27,434	12,997	47%	145,036	29,145	115,891	N/M
Interest and Dividend Revenue	3,802	2,553	1,249	49%	9,958	3,225	6,733	N/M
Other	1,061	677	384	57%	1,621	1,329	292	22%

Total Revenues	214,941	226,908	(11,967)	-5%	575,638	493,590	82,048	17%

Expenses
Compensation and Benefits
Base Compensation	47,552	42,011	5,541	13%	141,074	119,526	21,548	18%
Performance Fee Related
Realized	10,783	135	10,648	N/M	16,916	126	16,790	N/M
Unrealized	18,306	27,755	(9,449)	-34%	14,354	(612)	14,966	N/M

Total Compensation and Benefits	76,641	69,901	6,740	10%	172,344	119,040	53,304	45%
Other Operating Expenses	26,359	21,318	5,041	24%	79,467	61,979	17,488	28%

Total Expenses	103,000	91,219	11,781	13%	251,811	181,019	70,792	39%

Economic Net Income	$111,941	$135,689	$(23,748)	-18%	$323,827	$312,571	$11,256	4%

Revenues

Revenues were $214.9 million for the three months ended September 30, 2010, a decrease of $12.0 million compared to $226.9 million for the three months ended September 30, 2009. The decrease in revenues was primarily attributed to a decrease of $20.6 million in Performance Fees and Allocations and a decrease of $6.0 million in Total Management Fees which was partially offset by an increase of $13.0 million in Investment Income.

Performance Fees and Allocations, which are determined on a fund by fund basis, were $90.3 million for the three months ended September 30, 2010, a decrease of $20.6 million, compared to $110.9 million for the three months ended September 30, 2009, principally driven by BCP IV, which generated gross returns of 8.2% for the three months ended September 30, 2010 compared to 11.1% for the three months ended September 30, 2009. Investment Income was $40.4 million, an increase of $13.0 million, compared to $27.4 million for the three months ended September 30, 2009, principally driven by BCP V, which generated a gross return of 4.8% for the three months ended September 30, 2010 compared to 1.9% for the three months ended September 30, 2009. Overall, our contributed BCP funds had a net internal rate of return of 5.1% for the quarter, compared to 3.9% in the third quarter of 2009. The positive performance of our private equity funds was driven by appreciation of our privately held portfolio investments, increases in share prices of our publicly held portfolio investments (driven primarily by TRW Automotive) and foreign exchange gains. The fair value appreciation in our private portfolio for the current quarter was primarily due to continued improvement in operating performance driven by companies across various sectors, especially hospitality. At a fund level, the appreciation in fair value of our private portfolio resulted in BCP V generating $25.2 million in Investment Income while BCP IV had $79.4 million and $7.9 million in Performance Fees and Allocations and Investment Income (Loss), respectively, and BCOM had $10.9 million in Performance Fees and Allocations and $2.0 million in Investment Income (Loss). At September 30, 2010, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.4 times investors’ original investments; excluding funds which are still in their Investment Period, the historical returns were 2.2 times investors’ original investments.

The Realized Performance Fees and Allocations for the three months ended September 30, 2010, was primarily attributed to distributions from certain of our investments in the leisure and industrial industries. Realized Investment Income was $9.9 million for the three months ended September 30, 2010, an increase of $1.1 million compared to $8.8 million for the three months ended September 30, 2009.

Total Management Fees were $79.3 million for the three months ended September 30, 2010, a decrease of $6.0 million compared to $85.4 million for the three months ended September 30, 2009. Transaction Fees decreased $5.0 million to $13.3 million. Base Management Fees remained relatively unchanged at $66.1 million.

Revenues were $575.6 million for the nine months ended September 30, 2010, an increase of $82.0 million compared to $493.6 million for the nine months ended September 30, 2009. The increase was primarily due to an increase of $115.9 million in Investment Income, partially offset by a reduction in Performance Fees and Allocations of $53.7 million. The increase in Investment Income was due to the overall increase in the unrealized value for our BCP funds, which resulted in a net internal rate of return of 23.8% for the nine months ended September 30, 2010 compared to 2.4% for the nine months ended September 30, 2009. BCP IV contributed $229.1 million (net internal rate of return of 23%) for nine months ended September 30, 2009 of Performance Fees and Allocations compared to $160.4 million (net internal rate of return of 16%) in the nine months ended September 30, 2010. Additionally, Total Management Fees rose $12.9 million from the prior year to $259.9 million in the nine months ended September 30, 2010, primarily due to a one-time fee earned in the first quarter related to the initial public offering of one of our fund investments.

The Realized Performance Fees and Allocations for the nine months ended September 30, 2010 of $92.1 million was primarily attributable to the secondary offering of TRW Automotive, one of our publicly traded portfolio investments, and distributions from certain of our investments in the leisure and healthcare industries. Realized Investment Income was $12.6 million for the nine months ended September 30, 2010, an increase of $4.0 million compared to $8.6 million for the nine months ended September 30, 2009.

Expenses

Expenses were $103.0 million for the three months ended September 30, 2010, an increase of $11.8 million, compared to $91.2 million for the three months ended September 30, 2009. The $11.8 million increase was primarily attributed to a $5.5 million increase in Base Compensation, a $5.0 million increase in Other Operating Expenses and an increase of $1.2 million in Performance Fee Related Compensation. Base Compensation increased $5.5 million to $47.6 million. Performance Fee Related Compensation increased $1.2 million to

$29.1 million compared to the prior year period. Other Operating Expenses increased $5.0 million to $26.4 million, principally due to an increase in interest expense, professional fees and business development expenses.

Expenses were $251.8 million for the nine months ended September 30, 2010, an increase of $70.8 million compared to $181.0 million for the nine months ended September 30, 2009. The $70.8 million increase was primarily attributed to a $53.3 million increase in Compensation and Benefits and a $17.5 million increase in Other Operating Expenses. Base Compensation increased $21.5 million to $141.1 million as a portion of compensation is directly related to the profitability of this segment. Other Operating Expenses increased $17.5 million to $79.5 million, driven principally by an increase in interest expense and fund raising costs.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$25,190,195	$25,244,050	$(53,855)	-0%	$24,521,394	$25,509,163	$(987,769)	-4%
Inflows, including Commitments	95,252	1,939	93,313	N/M	961,602	78,614	882,988	N/M
Outflows, including Distributions	(996,430)	(61,828)	(934,602)	N/M	(1,176,888)	(71,573)	(1,105,315)	N/M
Market Appreciation (Depreciation)	22,426	—	22,426	N/M	5,335	(332,043)	337,378	N/M

Balance, End of Period (a)	$24,311,443	$25,184,161	$(872,718)	-3%	$24,311,443	$25,184,161	$(872,718)	-3%

Assets Under Management (End of Period) (a)	$29,202,952	$24,308,879	$4,894,073	20%	$29,202,952	$24,308,879	$4,894,073	20%

Capital Deployed
Limited Partner Capital Invested	$678,882	$109,082	$569,800	N/M	$1,536,594	$643,491	$893,103	139%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of September 30, 2010 include $527.4 million from a joint venture in Korea in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $24.3 billion at September 30, 2010, a decrease of $872.7 million, or 3%, compared with $25.2 billion at September 30, 2009. Inflows of $95.3 million were driven by capital raised for BCVP, our clean technology fund. Outflows of $996.4 million were driven by the termination of management fees in our BCP III fund. Market appreciation of $22.4 million in the third quarter of 2010 was due to the foreign exchange impact on our joint venture fund in Korea. For the nine months ended September 30, 2009, market depreciation of $332.0 million represented certain assets in our BCP IV and BCOM funds that were valued at zero and for which we are no longer entitled to charge a management fee. Despite valuing these assets at zero (reduced from their previous nominal carrying value), our BCP funds achieved net returns of 2.4% for the nine months ended September 30, 2009.

Assets Under Management

Assets Under Management were $29.2 billion at September 30, 2010, an increase of $4.9 billion, or 20%, compared with $24.3 billion at September 30, 2009. The increase was primarily due to net appreciation of $6.3 billion in the fair value of our portfolio investments and inflows of $746.7 million, partially offset by realizations of $2.1 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $678.9 million for the three months ended September 30, 2010, an increase of $569.8 million, compared to $109.1 million for the three months ended September 30, 2009. Limited Partner Capital Invested was $1.5 billion for the nine months ended September 30, 2010, an increase of $893.1 million, or 139%, compared to $643.5 million for the nine months ended September 30, 2009. The increases were primarily attributable to an increase in the number of new transactions, primarily in Asia, as the 2009 periods included primarily add-on investments.

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

The following table presents the Net Internal Rates of Return of our significant BCP funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2010 Inception to Date
Fund	2010	2009	2010	2009	Total	Realized (b)
BCP IV	8%	9%	16%	23%	39%	60%
BCP V	4%	1%	30%	-4%	-1%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and Carried Interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The net internal rate of return for BCP IV for the quarter ended September 30, 2010 was relatively unchanged compared to the returns in the same quarter last year. The net internal rate of return for BCP V for the quarter ended September 30, 2010 was higher compared to the positive returns in the same quarter last year due to continued improvement in operating performance of its private investments driven by companies in various sectors, especially hospitality.

The following table presents the investment record of the private equity funds from inception through September 30, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total		Net IRR (c)	MOIC (d)	Total		Net IRR (c)	MOIC (d)
Fund (Investment Period)	Invested Capital	Carrying Value (b)			Invested Capital	Carrying Value (b) (e)
	(Dollars in Millions)				(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	19%	2.6	$679	$1,742	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,255	32%	2.5	1,201	3,123	37%	2.6
BCP III (Aug 1997 / Nov 2002)	4,026	7,964	13%	2.0	3,402	6,938	18%	2.0
BCOM (June 2000 / Jun 2006)	2,132	2,902	8%	1.4	1,215	2,149	24%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,223	17,821	39%	2.5	4,700	14,589	60%	3.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	The internal rate of return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value. Net IRR is after management fees, expenses and Carried Interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(e)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $2.5 billion.

The following table presents the investment record of the private equity funds from inception through September 30, 2010 for funds with open investment periods:

Funds in the Investment Period
		Total Investments				Realized / Partially Realized Investments (a)
		Total				Total
Fund (Investment Period)	Available Capital (b)	Invested Capital	Carrying Value (c)	Net IRR (d)	MOIC (e)	Invested Capital	Carrying Value (c) (f)	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$3,299	$18,112	$18,670	-1%	1.0	$1,757	$2,686	17%	1.5

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $1.4 billion committed to deals but not yet invested. The segment has $909.7 million of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	IRR represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value. Net IRR is after management fees, expenses and Carried Interest.
(e)	MOIC represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.2 billion.

The Private Equity segment has two contributed funds with closed investment periods, BCP IV and BCOM. As of September 30, 2010, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were deemed worthless. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns and is entitled to Carried Interest on those gains.

The following table presents the Carried Interest status of our private equity funds in their investment period which are currently not generating performance fees as of September 30, 2010:

		Gain to Cross Carried Interest Threshold (a)
Funds in the Investment Period	Available Capital (b)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$3,299	$4,289	10%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(b)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital (including side-by-side investments).
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$83,232	$83,409	$(177)	-0%	$249,208	$245,124	$4,084	2%
Transaction and Other Fees, Net	8,538	3,347	5,191	155%	13,459	9,366	4,093	44%
Management Fee Offsets	(401)	(415)	14	3%	(1,000)	(2,094)	1,094	52%

Total Management Fees	91,369	86,341	5,028	6%	261,667	252,396	9,271	4%

Performance Fees and Allocations
Realized	5,010	(11,441)	16,451	N/M	27,277	(6,205)	33,482	N/M
Unrealized	69,910	23,608	46,302	196%	102,418	(257,571)	359,989	N/M

Total Performance Fees and Allocations	74,920	12,167	62,753	N/M	129,695	(263,776)	393,471	N/M

Investment Income (Loss)
Realized	2,159	(3,078)	5,237	N/M	8,691	(336)	9,027	N/M
Unrealized	83,968	1,242	82,726	N/M	210,403	(125,405)	335,808	N/M

Total Investment Income (Loss)	86,127	(1,836)	87,963	N/M	219,094	(125,741)	344,835	N/M
Interest and Dividend Revenue	3,026	2,035	991	49%	7,922	2,616	5,306	N/M
Other	2,330	1,450	880	61%	64	3,186	(3,122)	-98%

Total Revenues	257,772	100,157	157,615	157%	618,442	(131,319)	749,761	N/M

Expenses
Compensation and Benefits
Base Compensation	43,219	38,484	4,735	12%	127,897	113,693	14,204	12%
Performance Fee Related
Realized	1,806	(1,690)	3,496	N/M	12,225	(94)	12,319	N/M
Unrealized	46,182	5,721	40,461	N/M	69,118	(115,227)	184,345	N/M

Total Compensation and Benefits	91,207	42,515	48,692	115%	209,240	(1,628)	210,868	N/M
Other Operating Expenses	18,584	13,437	5,147	38%	50,521	39,030	11,491	29%

Total Expenses	109,791	55,952	53,839	96%	259,761	37,402	222,359	N/M

Economic Net Income	$147,981	$44,205	$103,776	N/M	$358,681	$(168,721)	$527,402	N/M

Revenues

Revenues were $257.8 million for the three months ended September 30, 2010, a significant improvement of $157.6 million compared to $100.2 million for the three months ended September 30, 2009. The increase in revenues was attributable to an improvement of $88.0 million in Investment Income (Loss), an improvement of $62.8 million in Performance Fees and Allocations and an increase of $5.0 million in Total Management Fees.

Investment Income (Loss) was $86.1 million for the three months ended September 30, 2010, an improvement of $88.0 million compared to $(1.8) million for the three months ended September 30, 2009. Performance Fees and Allocations, which are determined on a fund by fund basis, were $74.9 million for the three months ended September 30, 2010, an improvement of $62.8 million compared to $12.2 million for the prior year. These improvements were driven by the improved performance of our carry funds, which had a net internal rate of return of 16.9% for the third quarter of 2010 compared to a net internal rate of return of (2.0)% in the third quarter of 2009. The improved performance in the real estate carry funds was driven primarily by the appreciation in fair value of our holdings in Hilton and EOP, and improved operating performance, projected cash flows and exit multiples across our investments. BREP IV, BREP V, BREP Europe III and our real estate debt investment funds contributed to the improvement in Performance Fees and Allocations for the three months ended September 30, 2010. The increase in Investment Income (Loss) was driven primarily by BREP V and BREP VI. In the third quarter of 2009, our Performance Fees and Allocations were generated primarily from our debt strategy funds.

The Realized Performance Fees and Allocations and Investment Income (Loss) improved to $5.0 million and $2.2 million, respectively, for the three months ended September 30, 2010 compared to a loss of $11.4 million and $3.1 million, respectively in 2009.

Total Management Fees were $91.4 million for the three months ended September 30, 2010, an increase of $5.0 million compared to $86.3 million for the three months ended September 30, 2009. Transaction and Other Fees were $8.5 million, an increase of $5.2 million compared to $3.3 million for the three months ended September 30, 2009, reflecting the continued increase in investment activity. Base Management Fees were $83.2 million for the three months ended September 30, 2010, relatively unchanged compared to the prior year.

Revenues were $618.4 million for the nine months ended September 30, 2010, an increase of $749.8 million compared to $(131.3) million for the nine months ended September 30, 2009. The increase of $393.5 million and $344.8 million in Performance Fees and Allocations and Investment Income (Loss), respectively, was driven by the improved performance of our carry funds, particularly related to our office and lodging sector investments. Specifically, for the nine months ended September 30, 2010 the segment’s carry funds had a net internal rate of return of 51% compared to (35)% during the nine months ended September 30, 2009. Base Management Fees increased $4.1 million, driven by an increase of 3% in Fee-Earning Assets Under Management from September 30, 2009. Transaction and Other Fees, Net also increased by $4.1 million.

Expenses

Expenses were $109.8 million for the three months ended September 30, 2010, an increase of $53.8 million, compared to $56.0 million for the three months ended September 30, 2009. The increase was primarily attributed to a $44.0 million increase in Performance Fee Related Compensation, a result of positive Performance Fees and Allocations revenue. Other Operating Expenses increased $5.1 million to $18.6 million, principally due to an increase in interest expense and professional fees. Base Compensation increased $4.7 million to $43.2 million.

Expenses were $259.8 million for the nine months ended September 30, 2010, an increase of $222.4 million, compared to $37.4 million for the nine months ended September 30, 2009. The increase was primarily attributed to a $196.7 million increase in Performance Fee Related Compensation. Performance Fee Related Compensation increased $196.7 million, primarily as a result of the increase in Performance Fees and Allocations revenue in the current year period compared to the reversal of prior period accrued performance fees in the prior year period. Base Compensation increased $14.2 million as a portion of compensation is directly related to the profitability of the segment. Other Operating Expenses increased $11.5 million primarily due to an increase in interest expense.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$23,841,360	$23,525,181	$316,179	1%	$23,708,057	$22,970,438	$737,619	3%
Inflows, including Commitments	358,252	189,202	169,050	89%	967,162	937,858	29,304	3%
Outflows, including Distributions	(192,614)	(192,788)	174	0%	(252,543)	(404,744)	152,201	38%
Market Appreciation (Depreciation)	338,163	170,662	167,501	98%	(77,515)	188,705	(266,220)	N/M

Balance, End of Period	$24,345,161	$23,692,257	$652,904	3%	$24,345,161	$23,692,257	$652,904	3%

Assets Under Management (End of Period)	$27,129,825	$20,434,831	$6,694,994	33%	$27,129,825	$20,434,831	$6,694,994	33%

Capital Deployed
Limited Partner Capital Invested	$688,951	$34,993	$653,958	N/M	$1,757,636	$502,803	$1,254,833	N/M

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $24.3 billion at September 30, 2010, an increase of $652.9 million, or 3%, compared with $23.7 billion at September 30, 2009. Current period inflows of $358.3 million were primarily related to capital raised by our real estate debt investment funds and additional co-investment capital. Current period outflows were $192.6 million, primarily due to a full writedown of a European hotel portfolio investment. Market appreciation in the current year period of $338.2 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate fund and net valuation increases for certain of our real estate debt investment funds that charge management fees based on net asset value. Prior year market appreciation of $170.7 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate fund.

Assets Under Management

At September 30, 2010, Assets Under Management were $27.1 billion, an increase of $6.7 billion, or 33%, compared with $20.4 billion at September 30, 2009. The change was primarily due to market appreciation of $5.5 billion, continued fund raising in our real estate debt funds and additional co-investment capital.

Limited Partner Capital Invested

For the three months ended September 30, 2010, Limited Partner Capital Invested was $689.0 million, an increase of $654.0 million from $35.0 million for the three months ended September 30, 2009. Limited Partner Capital Invested was $1.8 billion for the nine months ended September 30, 2010, an increase of $1.3 billion from $502.8 million for the nine months ended September 30, 2009. These increases primarily reflected increased investment activity by our BREP VI and debt strategy funds.

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

The following table presents the Net Internal Rates of Return of our significant real estate funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2010 Inception to Date
Fund	2010	2009	2010	2009	Total	Realized (b)
BREP IV	13%	—	20%	-33%	15%	68%
BREP V	15%	—	33%	-36%	2%	74%
BREP International II (c)	16%	-7%	50%	-33%	-10%	3%
BREP International (c)	-1%	-2%	8%	6%	23%	31%
BREP VI	19%	-6%	92%	-40%	-3%	95%
BREP Europe III (c)	—	N/A	154%	N/A	34%	N/A
BSSF II	6%	14%	17%	14%	26%	43%
BSSF I	4%	8%	14%	16%	13%	N/A
CMBS	3%	8%	15%	12%	22%	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Euro based net internal rates of return.

The real estate funds’ net internal rates of return for the three and nine months ended September 30, 2010 were improved for all funds (except BSSF I, BSSF II and CMBS) compared to the three and nine months ended September 30, 2009. Generally, improvement in the fundamentals of the BREP funds’ hotels, improving market conditions in the BREP funds’ office investments and the opportunity to acquire certain property level debt below par, has led to increases in the valuation of our investments.

The following table presents the investment record of the real estate funds from inception through September 30, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Amounts in Millions)				(Amounts in Millions)
Pre-BREP	$141	$345	33%	2.5	$141	$345	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	40%	2.8	$467	$1,328	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	19%	2.1	$1,219	$2,525	19%	2.1
BREP III (Apr 1999 / Apr 2003)	$1,415	$3,328	21%	2.4	$1,362	$3,318	23%	2.4
BREP Int’l (Jan 2001 / Sep 2005)	€658	€1,287	23%	2.0	€566	€1,236	31%	2.2
BREP IV (Apr 2003 / Dec 2005)	$2,737	$3,840	15%	1.4	$1,074	$2,505	68%	2.3
BREP V (Dec 2005 / Feb 2007)	$5,218	$5,849	2%	1.1	$951	$1,819	74%	1.9
BREP Int’l II (Sep 2005 / Jun 2008)	€1,307	€1,035	-10%	0.8	€162	€192	3%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	IRR represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and Carried Interest.
(d)	MOIC represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(e)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $575.1 million and €142.8 million.

The following table presents the investment record of the real estate funds, excluding separately managed accounts, from inception through September 30, 2010 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)
	(Amounts in Millions)
BREP VI (Feb 2007 / Aug 2012)	$5,363	$5,676	$5,783	-3%	1.0
BREP Europe III (Jun 2008 / Dec 2013)	€3,124	€86	€275	34%	3.2
BSSF II (Jul 2009 / Aug 2017)	$389	$550	$682	26%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $1.7 billion committed to deals but not yet invested. Additionally, the segment has $1.1 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	IRR represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value. Net IRR is after management fees, expenses and Carried Interest.
(d)	MOIC represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The following table presents the Carried Interest status of our real estate funds with expired investment periods which are currently not generating performance fees as of September 30, 2010:

	Gain to Cross Carried Interest Threshold (b)
Fully Invested Funds (a)	Amount	% Change in Total Enterprise Value (c)
	(Amounts in Millions)
BREP V (Dec 2005 / Feb 2007) (d)	$743	5%
BREP Int’l II (Sep 2005 / Jun 2008)	€737	17%

(a)	As of September 30, 2010, (a) BREP International was above its Carried Interest preferred return threshold even if all remaining investments were deemed worthless, and (b) BREP IV was above its Carried Interest preferred return threshold.

(b)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.
(d)	BREP V is currently below its Carried Interest threshold but has generated inception to date positive returns and is entitled to Carried Interest on those gains.

The following table presents the Carried Interest status of our real estate funds with open investment periods that are currently not generating performance fees as of September 30, 2010:

		Gain to Cross Carried Interest Threshold (b)
Funds in the Investment Period (a)	Available Capital (c)	Amount	% Change in Total Enterprise Value (d)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$5,363	$1,757	9%

(a)	As of September 30, 2010, BREP Europe III and BSSF II were above their Carried Interest preferred return threshold.
(b)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(c)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital (including side-by-side investments).
(d)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Credit and Marketable Alternatives

The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$120,125	$105,430	$14,695	14%	$336,807	$298,226	$38,581	13%
Transaction and Other Fees, Net	1,062	778	284	37%	3,576	1,908	1,668	87%
Management Fee Offsets	(182)	(4,121)	3,939	96%	(940)	(12,699)	11,759	93%

Total Management Fees	121,005	102,087	18,918	19%	339,443	287,435	52,008	18%

Performance Fees and Allocations
Realized	16,215	7,622	8,593	113%	46,922	8,209	38,713	N/M
Unrealized	77,336	36,114	41,222	114%	134,894	67,868	67,026	99%

Total Performance Fees and Allocations	93,551	43,736	49,815	114%	181,816	76,077	105,739	139%

Investment Income (Loss)
Realized	1,708	1,953	(245)	-13%	13,420	(14,313)	27,733	N/M
Unrealized	13,181	29,976	(16,795)	-56%	22,703	67,115	(44,412)	-66%

Total Investment Income (Loss)	14,889	31,929	(17,040)	-53%	36,123	52,802	(16,679)	-32%
Interest and Dividend Revenue	1,750	929	821	88%	3,654	1,917	1,737	91%
Other	600	715	(115)	-16%	(314)	777	(1,091)	N/M

Total Revenues	231,795	179,396	52,399	29%	560,722	419,008	141,714	34%

Expenses
Compensation and Benefits
Base Compensation	53,280	54,365	(1,085)	-2%	155,735	157,376	(1,641)	-1%
Performance Fee Related
Realized	12,373	842	11,531	N/M	26,441	981	25,460	N/M
Unrealized	39,835	24,594	15,241	62%	74,559	39,984	34,575	86%

Total Compensation and Benefits	105,488	79,801	25,687	32%	256,735	198,341	58,394	29%
Other Operating Expenses	22,057	18,123	3,934	22%	66,152	58,229	7,923	14%

Total Expenses	127,545	97,924	29,621	30%	322,887	256,570	66,317	26%

Economic Net Income	$104,250	$81,472	$22,778	28%	$237,835	$162,438	$75,397	46%

Revenues

Revenues were $231.8 million for the three months ended September 30, 2010, an increase of $52.4 million compared to the three months ended September 30, 2009. The increase in revenues was primarily attributed to increases of $49.8 million in Performance Fees and Allocations and an increase of $18.9 million in Total Management Fees. The increase in revenues was partially offset by a decrease of $17.0 million in Investment Income (Loss) to $14.9 million, compared to $31.9 million for the prior year period.

Performance Fees and Allocations were $93.6 million for the three months ended September 30, 2010, an increase of $49.8 million from the prior year period. The increase in Performance Fees and Allocations was primarily attributable to improved returns in the segment’s credit-oriented funds and an increase in the amount of Fee-Earning Assets Under Management which are earning Incentive Fees in our funds of hedge funds business. The net composite returns in our funds of hedge funds was 3.2% in 2010 compared to 5.5% in 2009. Despite this, Fee-Earning Assets Under Management related to funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees and Allocations, increased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 (see table below). Investment Income (Loss) was $14.9 million, a decrease of $17.0 million compared to $31.9 million for the three months ended September 30, 2009. The decrease was primarily related to our funds of hedge funds and certain of our credit-oriented funds.

The Realized Performance Fees and Allocations for the three months ended September 30, 2010 of $16.2 million were driven primarily by our credit-oriented funds. The Realized Investment Income (Loss) for the three months ended September 30, 2010 of $1.7 million was driven primarily by our credit oriented funds and our funds of hedge funds business.

Total Management Fees were $121.0 million for the three months ended September 30, 2010, an increase of $18.9 million compared to $102.1 million for the three months ended September 30, 2009. Base Management Fees were $120.1 million for the three months ended September 30, 2010, an increase of $14.7 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was primarily from positive net inflows in our funds of hedge funds business, the April 1, 2010 acquisition of $3.5 billion in collateralized debt obligations and CDO and CLO vehicles by our credit oriented businesses and market appreciation in our funds of hedge funds.

Revenues were $560.7 million for the nine months ended September 30, 2010, an increase of $141.7 million, compared to $419.0 million for the nine months ended September 30, 2009. Total Management Fees increased $52.0 million, driven by a $38.6 million increase in Base Management Fees, principally due to an $8.2 billion increase in Fee-Earning Assets Under Management from September 30, 2009. Performance Fees and Allocations increased $105.7 million driven by performance fees generated by certain of our credit-oriented funds and funds of hedge funds. Investment Income (Loss) decreased $16.7 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Expenses

Expenses were $127.5 million for the three months ended September 30, 2010, an increase of $29.6 million compared to the three months ended September 30, 2009. The $29.6 million increase was primarily attributed to a $25.7 million increase in Total Compensation and Benefits and a $3.9 million increase in Other Operating Expenses. Base Compensation was $53.3 million for the three months ended September 30, 2010, a decrease of $1.1 million, compared to $54.4 million for the prior year. Performance Fee Related Compensation was $52.2 million for the three months ended September 30, 2010, an increase of $26.8 million compared to $25.4 million for the prior year. Other Operating Expenses increased $3.9 million to $22.1 million for the three months ended September 30, 2010, compared to $18.1 million for the three months ended September 30, 2009 primarily due to an increase in professional fees in our credit-oriented funds and funds of hedge funds businesses related to the growth of the business.

Expenses were $322.9 million for the nine months ended September 30, 2010, an increase of $66.3 million, or 26%, compared to $256.6 million for the nine months ended September 30, 2009. The $66.3 million increase was primarily attributed to a $60.0 million increase in Performance Fee Related Compensation and a $7.9 million increase in Other Operating Expenses. The $60.0 million increase in Performance Fee Related Compensation was driven by the positive returns of our credit-oriented funds and our funds of hedge funds. Other Operating Expenses increased $7.9 million principally due to an increase in professional fees, business development related to the launching of new products and interest expense.

Realized Compensation and Benefits—Performance Fee Related is directly attributable to the Realized Performance Fees and Allocations described above.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$52,388,426	$44,736,171	$7,652,255	17%	$47,867,546	$42,561,456	$5,306,090	12%
Inflows, including Commitments	2,906,474	1,869,168	1,037,306	55%	10,214,364	4,933,617	5,280,747	107%
Outflows, including Distributions	(1,096,472)	(1,127,282)	30,810	3%	(3,787,320)	(4,429,728)	642,408	15%
Market Appreciation (Depreciation) (a)	1,438,150	1,970,155	(532,005)	-27%	1,341,988	4,382,867	(3,040,879)	-69%

Balance, End of Period	$55,636,578	$47,448,212	$8,188,366	17%	$55,636,578	$47,448,212	$8,188,366	17%

Assets Under Management (End of Period)	$62,782,469	$52,810,672	$9,971,797	19%	$62,782,469	$52,810,672	$9,971,797	19%

Capital Deployed
Limited Partner Capital Invested	$692,275	$87,346	$604,929	N/M	$1,113,419	$407,805	$705,614	173%

(a)	Includes an adjustment of $(533.9) million from our credit oriented businesses due to revised calculation methodologies.

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of September 30,		As of September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Funds of Hedge Funds	$15,047,904	$13,445,963	66%	36%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Blackstone Fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle. For our funds of hedge funds, at September 30, 2010 the incremental appreciation needed for the 34% of Fee-Earning Assets Under Management below their respective High Water Marks to reach their respective High Water Marks was $486.9 million, a decrease of $813.4 million, or 62.6%, compared to $1.3 billion at September 30, 2009. Of the Fee-Earning Assets Under Management below their respective High Water Marks as of September 30, 2010, 34% were within 5% of reaching their respective High Water Mark.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $55.6 billion at September 30, 2010, an increase of $8.2 billion, or 17%, compared to $47.4 billion at September 30, 2009. The change was primarily due to net inflows of $5.9 billion, which included the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to CDO and CLO vehicles, net inflows in our fund of hedge fund business of $2.7 billion, and market appreciation of $2.3 billion primarily driven by our funds of hedge funds business. Third quarter inflows of $2.9 billion and outflows of $1.1 billion were both primarily related to our credit-oriented funds and our funds of hedge funds. Market appreciation was $1.4 billion for the three months ended September 30, 2010 and was primarily a result of positive returns in our funds of hedge funds and also includes $(533.9) million related to revised calculations in our credit oriented funds.

Fee-Earning Assets Under Management had net inflows of $1.1 billion from October 1 through November 1, 2010 from our funds of hedge funds.

Assets Under Management

Assets Under Management were $62.8 billion at September 30, 2010, an increase of $10.0 billion, or 19%, compared to $52.8 billion at September 30, 2009. The change was primarily due to market appreciation across our funds, the April 1, 2010 acquisition of $3.5 billion in CDO and CLO vehicles and net inflows in our funds of hedge funds of $2.5 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested by our credit-oriented carry funds was $692.3 million, representing 11.6% of total commitments in these funds, for the three months ended September 30, 2010, an increase of $604.9 million compared to $87.3 million for the three months ended September 30, 2009. Limited Partner Capital Invested by our credit-oriented carry funds was $1.1 billion for the nine months ended September 30, 2010, an increase of $705.6 million compared to $407.8 million for the nine months ended September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Average Annual Net Returns (a) Periods Ended September 30, 2010
					One Year	Three Year	Five Year	Since January 1, 2000
Composite	2010	2009	2010	2009
Funds of Hedge Funds, Core Funds Composite (b)	3%	5%	5%	13%	8%	—	4%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s funds of hedge funds that employ a long-biased commodity strategy, funds whose primary objective is to provide seed capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$84,541	$94,566	$(10,025)	-11%	$295,208	$268,009	$27,199	10%
Transaction and Other Fees, Net	—	—	—	—	103	—	103	N/M
Investment Income
Realized	469	—	469	N/M	607	—	607	N/M
Unrealized	607	476	131	28%	1,398	476	922	194%

Total Investment Income	1,076	476	600	126%	2,005	476	1,529	N/M
Interest and Dividend Revenue	1,609	1,250	359	29%	4,273	3,412	861	25%
Other	477	1,051	(574)	-55%	(797)	(14)	(783)	N/M

Total Revenues	87,703	97,343	(9,640)	-10%	300,792	271,883	28,909	11%

Expenses
Compensation and Benefits — Base Compensation	66,531	57,686	8,845	15%	197,175	162,877	34,298	21%
Other Operating Expenses	17,253	22,666	(5,413)	-24%	49,296	57,376	(8,080)	-14%

Total Expenses	83,784	80,352	3,432	4%	246,471	220,253	26,218	12%

Economic Net Income	$3,919	$16,991	$(13,072)	-77%	$54,321	$51,630	$2,691	5%

Revenues

Revenues were $87.7 million for the three months ended September 30, 2010, a decrease of $9.6 million, or 10%, compared to $97.3 million for the three months ended September 30, 2009. The decrease in segment revenues was primarily driven by a decrease of $27.6 million in fees earned by Blackstone Advisory Partners, our financial and strategic advisory business, which had several significant transactions that closed in 2009, and a decrease of $4.9 million from our restructuring and reorganization business, principally due to a decrease in retainer fees. These decreases were partially offset by an increase of $22.5 million in our fund placement business as conditions negatively impacting the fund-raising of capital from institutional investors for alternative investment products improved compared to the three months ended September 30, 2009. The pipeline for the financial and strategic advisory business continues to be strong and includes a significant international component. The pipeline for the restructuring and reorganization business also remains solid across a diverse group of industries and geographies.

Revenues were $300.8 million for the nine months ended September 30, 2010, an increase of $28.9 million, or 11%, compared to $271.9 million for the nine months ended September 30, 2009. The increase in segment revenues was primarily driven by an increase of $66.3 million in fees earned from our fund placement business due to the same economic factors for the quarterly period noted above. This increase was partially offset by decreases of $22.0 million in fees generated by our financial and strategic advisory business and $17.1 million in our restructuring and reorganization business.

The revenues generated by each of the businesses in our financial advisory segment are transactional in nature and therefore results can fluctuate significantly from period to period.

Expenses

Expenses were $83.8 million for the three months ended September 30, 2010, an increase of $3.4 million, or 4%, compared to $80.4 million for the three months ended September 30, 2009. Expenses were $246.5 million for the nine months ended September 30, 2010, an increase of $26.2 million compared to $220.3 million for the nine months ended September 30, 2009. Base Compensation increased $8.8 million and $34.3 million over the three and nine months ended September 30, 2009, respectively, principally due to an increase by Blackstone Advisory Partners in professionals, particularly internationally, and by our fund placement business where a portion of compensation is directly related to the performance of their business. Other Operating Expenses decreased $5.4 million and $8.1 million over the three and nine months ended September 30, 2009, principally due to a reduction of bad debt expenses.

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

Total assets were $17.7 billion as of September 30, 2010, an increase of $8.3 billion from December 31, 2009. The increase in total assets was primarily attributable to a $7.5 billion increase in Investments of which $6.2 billion was attributable to the consolidation of certain CDO and CLO vehicles which are Blackstone funds. These CDO and CLO vehicles are VIEs and under GAAP were required to be consolidated as of January 1, 2010. Total liabilities were $10.1 billion as of September 30, 2010, an increase of $7.2 billion from December 31, 2009. The increase in total liabilities was primarily due to an increase in Loans Payable of $6.1 billion which resulted from the consolidation of the CDO and CLO vehicles mentioned above.

For the three months ended September 30, 2010, we had Total Fee Related Revenues of $402.1 million and related expenses of $289.2 million, generating Net Fee Related Earnings from Operations of $112.9 million and Distributable Earnings of $166.3 million. For the nine months ended September 30, 2010, we had Total Fee Related Revenues of $1.2 billion and related expenses of $883.1 million, generating Net Fee Related Earnings from Operations of $319.6 million and Distributable Earnings of $462.6 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.07 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of September 30, 2010, Blackstone had $1.0 billion in cash, $927.7 million invested in Blackstone’s Treasury cash management strategies, $283.1 million invested in liquid Blackstone Funds and $1.4 billion invested in illiquid Blackstone Funds, against just under $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$376,249	$368,371	$1,156,321	$1,054,861
Interest and Dividend Revenue (a)	10,187	6,767	25,807	11,170
Other (a)	4,468	3,893	574	5,278
Investment Income — Blackstone’s Treasury Cash Management Strategies (b)	11,226	—	19,953	—

Total Revenues	402,130	379,031	1,202,655	1,071,309

Expenses
Compensation and Benefits — Base Compensation (a)	210,582	192,546	621,881	553,472
Other Operating Expenses (a)	84,253	75,544	245,436	216,614
Cash Taxes (c)	(5,619)	16,002	15,764	29,976

Total Expenses	289,216	284,092	883,081	800,062

Net Fee Related Earnings from Operations	112,914	94,939	319,574	271,247

Performance Fees and Allocations, Net of Related Compensation
Performance Fees and Allocations — Realized (a)	66,039	(3,819)	166,294	2,004
Compensation and Benefits — Performance Fee Related — Realized (a)	(24,962)	713	(55,582)	(1,016)

Total Performance Fees and Allocations, Net of Related Compensation	41,077	(3,106)	110,712	988

Investment Income and Other
Investment Income (Loss) — Realized (a)	14,276	7,669	35,304	(6,097)
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (d)	(4,874)	—	(5,626)	—
Other Payables Including Payable Under Tax Receivable Agreement	2,923	—	2,623	—

Total Investment Income and Other	12,325	7,669	32,301	(6,097)

Distributable Earnings	$166,316	$99,502	$462,587	$266,138

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.

(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$143,302	$(426,959)	$(721,297)	$(1,926,152)
IPO and Acquisition-Related Charges (a)	438,568	719,708	1,915,220	2,222,599
Amortization of Intangibles (b)	40,872	39,513	121,206	118,537
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(266,346)	(53,905)	(367,987)	(57,066)
Management Fee Revenues Associated with Consolidated CDO and CLO Vehicles (d)	11,695	—	27,522	—

Total Segments, Economic Net Income	368,091	278,357	974,664	357,918
Performance Fees and Allocations Adjustment (e)	(258,784)	(166,770)	(470,634)	(25,171)
Investment Income (Loss) Adjustment (f)	(142,523)	(58,003)	(402,258)	43,318
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	11,226	—	19,953	—
Performance Fee Related Compensation and Benefits Adjustment (h)	129,285	57,357	213,613	(74,842)
Taxes Payable (i)	5,619	(16,002)	(15,764)	(29,976)

Net Fee Related Earnings from Operations	112,914	94,939	319,574	271,247
Realized Performance Fees and Allocations (j)	41,077	(3,106)	110,712	988
Realized Investment Income (Loss) (k)	14,276	7,669	35,304	(6,097)
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (l)	(4,874)	—	(5,626)	—
Other Payables Including Payable Under Tax Receivable Agreement	2,923	—	2,623	—

Distributable Earnings	$166,316	$99,502	$462,587	$266,138

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (m)	$124,195	$121,259	$377,866	$323,568

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities.
(d)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of Management Fee Revenues associated with Consolidated CDO and CLO Vehicles.

(e)	This adjustment removes from ENI the total segment amount of Performance Fees and Allocations.
(f)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees and Allocations.
(i)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(j)	Represents the adjustment for realized Performance Fees and Allocations net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(k)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(l)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(m)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (i), and segment interest and segment depreciation and amortization. The cash taxes payable component of (i) was $(5.6) million and $16.0 million for the three months ended September 30, 2010 and 2009, respectively. The cash taxes payable component of (i) was $15.8 million and $30.0 million for the nine months ended September 30, 2010 and 2009, respectively. Interest was $10.3 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively. Interest was $23.5 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively. Depreciation and amortization was $6.6 million and $5.9 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation and amortization was $19.0 million and $17.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2010 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$601,943	$601,943
BCP V	629,356	118,042
BCP IV	150,000	11,547
BCOM	50,000	5,074
BCVP	4,575	3,660
BIP	7,500	7,500
Woori Blackstone Korea I	5,308	5,255
Real Estate Funds
BREP VI	750,000	365,370
BREP V	52,545	7,418
BREP International II	27,244	2,769
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	96,905
BSSF II	43,008	4,504
BSSF I	6,992	—
CMBS Fund	4,010	—
BSSF G	2,500	869
Credit and Marketable Alternatives
BMezz II	17,692	2,725
BMezz	41,000	2,590
Strategic Alliance II	50,000	50,000
Strategic Alliance	50,000	8,020
Blackstone Credit Liquidity Partners	32,244	7,428
Blackstone / GSO Capital Solutions	50,000	36,733
Other (a)	15,522	360
Other	36,217	36,217

Total	$2,797,656	$1,378,222

(a)	Represents capital commitments to a number of other Credit and Marketable Alternatives funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million, respectively, of the aggregate applicable general partner commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-

oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In August 2009, Blackstone Holdings Finance Co. L.L.C. issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019, unless earlier redeemed or repurchased. In September 2010, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 5.875% Senior Notes which will mature on March 15, 2021, unless earlier redeemed or repurchased. (Both issuances of Senior Notes are collectively referred to as the “Notes”.) The notes are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings partnerships. The Notes contain customary covenants and financial restrictions that among other things limit Blackstone Holdings Finance Co. L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the notes.

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

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will be based on our anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters may be smaller than the final quarterly distribution in respect of such year. We expect to also reflect realized Performance Fees and Allocations net of related compensation and realized net investment income in the determination of the amount of the fourth quarter distribution.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2010, we repurchased a combination of 84,888 vested and unvested Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $1.2 million. As of September 30, 2010, the amount remaining available for repurchases was $338.3 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of September 30, 2010, we had total partners’ capital of $7.1 billion, including $1.0 billion in cash, $927.7 million invested in Blackstone’s Treasury cash management strategies, $283.1 million invested in liquid Blackstone Funds and $1.4 billion invested in illiquid Blackstone Funds, against just under $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

On private equity, real estate, and certain credit-oriented funds:

•	1% to 2% of committed capital during the commitment period,

•	0.75% to 1.5% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1% to 1.5% of invested capital for certain credit oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.5% to 1.5% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.5% of assets under management.

On CDO and CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds:

•	0.75% to 1.1% of fund assets.

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

The carrying value of goodwill was $1.7 billion as of September 30, 2010 and December 31, 2009. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. No indicators of impairment have been identified during the nine months ended September 30, 2010.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 16. “Commitments and Contingencies — Commitments, Operating Leases; — Commitments, Investment Commitments; and — Contingencies, Guarantees”.

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

In July 2010, the FASB issued guidance to enhance existing disclosure requirements relating to the credit quality of financing receivables and the allowance for credit losses. The guidance requires information on the credit quality of financing receivables and allowance for credit losses to be disaggregated by portfolio segment and class of financing receivable. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. As the guidance is limited to enhanced disclosures, adoption is not expected to have a material impact on the Partnership’s financial statements.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2010 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	October 1, 2010 to December 31, 2010	2011–2012	2013–2014	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$14,473	$109,799	$96,559	$296,918	$517,749
Purchase Obligations	4,873	11,208	1,788	1,339	19,208
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	15,813	126,500	126,500	329,740	598,553
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	297	26,956	7,097	—	34,350
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	56	392	94	—	542
Blackstone Funds Debt Obligations Payable (f)	—	10,940	169,846	6,478,086	6,658,872
Interest on Blackstone Funds Debt Obligations Payable (g)	22,961	183,500	177,794	469,296	853,551
Blackstone Funds Capital Commitments to Investee Funds (h)	23,904	—	—	—	23,904
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	58,483	20,197	959,582	1,038,262
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,378,222	—	—	—	1,378,222

Consolidated Contractual Obligations	1,460,599	527,778	599,875	9,534,961	12,123,213
Blackstone Funds Debt Obligations Payable (f)	—	(10,940)	(169,846)	(6,478,086)	(6,658,872)
Interest on Blackstone Funds Debt Obligations Payable (g)	(22,961)	(183,500)	(177,794)	(469,296)	(853,551)
Blackstone Funds Capital Commitments to Investee Funds (h)	(23,904)	—	—	—	(23,904)

Blackstone Operating Entities Contractual Obligations	$1,413,734	$333,338	$252,235	$2,587,579	$4,586,886

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.

(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of September 30, 2010, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2010, at spreads to market rates pursuant to the financing agreements, and range from 1.11% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CDO and CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2010, at spreads to market rates pursuant to the financing agreements, and range from 0.53% to 13.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $4.9 million as of September 30, 2010.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2010.

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

During the quarter ended September 30, 2010, the Blackstone general partners paid an interim cash clawback obligation of $16.2 million relating to a real estate fund of which $13.7 million was paid by Blackstone Holdings and $2.5 million by current and former Blackstone personnel. During the nine months ended September 30, 2010, the Blackstone general partners paid an interim cash clawback obligation of $19.3 million relating to a real estate fund of which $15.4 million was paid by Blackstone Holdings and $3.9 million by current and former Blackstone personnel. This amount relates to an interim clawback obligation owed to a real estate fund. (See Note 15. “Related Party Transactions” and Note 16. “Commitments and Contingencies” in the “Notes to the Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2010, approximately 32% of our fund management fees were based on the NAV of the applicable funds. As of September 30, 2009, approximately 29% of our fund management fees were based on the NAV of the applicable funds or separately managed accounts.

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $44.3 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense, would decrease by $219.2 million, and (c) investment income would decrease by $183.7 million. Based on the fair value as of September 30, 2009, we estimated that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $34.5 million on an annual basis, (b) performance fees and allocations, net of the related compensation expense would decrease by $142.6 million, and (c) investment income would decrease by $117.6 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CDOs and CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are: Private Equity $24.4 billion (87% Level III), Real Estate $15.8 billion (94% Level III), and Credit and Marketable Alternatives $41.5 billion (80% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (a) management fees would decrease by $9.1 million on an annual basis, (b) performance fees and allocations would decrease by $37.4 million, net of the related compensation expense and (c) investment income would decrease by $30.6 million.

As of September 30, 2009, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (a) management fees would decrease by $9.1 million on an annual basis, (b) performance fees and allocations would decrease by $36.6 million, net of the related compensation expense and (c) investment income would decrease by $19.2 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2010 and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase by $5.0 million on an annual basis, in the event interest rates were to increase by one percentage point.

Based on our debt obligations payable as of September 30, 2009, we estimated that interest expense relating to variable rate debt obligations payable would have increased by $5.2 million on an annual basis, in the event interest rates increased by one percentage point.

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, free standing derivative contracts, repurchase and reverse repurchase agreements. We estimate that our investment income would decrease by $15.9 million, or 0.8% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $7.8 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $9.6 million, or 0.5% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

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

The risks described in our Form 10-K and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended September 30, 2010. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Net Loss Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

10.6.1	Amended and Restated Exchange Agreement, dated as of November 2, 2010, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2010

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its general partner

/S/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)