Form 10-K
period 2010-12-31
Blackstone Group L.P.
filed 2011-02-25
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2010 was approximately $3,347.8 million, which includes non-voting common units with a value of approximately $1,042.8 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 18, 2011 was 343,303,073. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 18, 2011 was 109,083,468.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to “Blackstone,” the “Partnership”, “we,” “us” or “our” refer to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of Mr. Stephen A. Schwarzman, our founder, and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, and closed-end mutual funds and management investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-oriented funds (including three publicly registered closed-end management investment companies), which are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds (plus the fair value of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees or a carried interest allocation);

(b)	the net asset value of our funds of hedge funds, hedge funds and our closed-end mutual funds and registered investment companies;

(c)	the fair value of assets we manage pursuant to separately managed accounts; and

(d)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (e.g., annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or incentive fees. Our fee-earning assets under management equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital;

(c)	for our real estate debt investment funds (“BREDS”), the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds (except our credit-oriented closed-end registered investment companies) and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts;

(h)	the gross amount of underlying assets of our CLOs at cost; and

(i)	the gross amount of assets (including leverage) for our credit-oriented closed-end registered investment companies.

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

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost, generally depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

This report does not constitute an offer of any Blackstone Fund.

PART I

ITEM 1.	BUSINESS

Overview

Blackstone is a leading manager of private capital and provider of financial advisory services. We are one of the largest independent managers of private capital in the world, with assets under management of $128.1 billion as of December 31, 2010. Our alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and publicly-traded closed-end mutual funds. We also provide a wide range of financial advisory services, including financial and strategic advisory, restructuring and reorganization and fund placement services.

We seek to deliver superior returns to investors in our funds through a disciplined, value-oriented investment approach. Since we were founded in 1985, we have cultivated strong relationships with clients in our financial advisory business, where we endeavor to provide objective and insightful solutions and advice that our clients can trust. We believe our scaled, diversified businesses, coupled with our long track record of investment performance, proven investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses. Our businesses have yielded a significant positive impact on society through, for example, increases in employment, additional capital investment and research and development expense by our portfolio companies, increased tax revenue to federal and local governments and returns to our limited partners. Two of our primary limited partner constituencies are corporate and public pension funds. As a result, to the extent our funds perform well it supports a better retirement for hundreds of thousands of pensioners.

During 2010 many of the strategies and initiatives we have been pursuing to enhance our asset management and financial advisory businesses proved successful.

•

We purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda, a leading Brazilian alternative asset manager and advisory firm that was founded in 1988. Pátria’s alternative asset management businesses manage over $4.3 billion in assets and include the management of private equity funds, real estate funds, infrastructure funds and hedge funds. Our partnership is designed to enable Blackstone’s fund investors and advisory clients to benefit from the business opportunities in Latin America’s largest economy. In addition, it will enhance our “intellectual library” by providing all of Blackstone’s businesses increased access to information and deal flow.

•

In January 2011, we substantially finalized our fund-raise for Blackstone Capital Partners VI L.P., our seventh private equity fund, despite a very difficult fund-raising environment for asset managers. Moreover, we were able to continue to attract investor capital across our investment funds generally as we were able to grow our fee-earning assets by 14% during 2010.

•

In November, we closed on an agreement to manage Bank of America Merrill Lynch’s Asian real estate assets as part of enhancing our existing global real estate platform. As part of that agreement, we will also act as the new general partner for the Merrill Lynch Asian Real Estate Opportunity Fund. In the aggregate, this transaction provided us with $2.1 billion of additional assets to manage.

•

Our funds of hedge fund business continued to focus on its key tenets of diversification, risk management, due diligence and downside protection combined with customized and innovative investment solutions for investors. This contributed to that business continuing to be a leading global institutional funds of hedge funds investment manager with $32.9 billion in assets under management.

•	GSO raised capital from traditional institutional investors for a number of credit funds, as well as expanding its investor base by raising capital in the public markets for a closed-end registered investment company. This expanded GSO’s investor base and contributed to what we believe is one of the dominant credit investment platforms in the industry today with $31.0 billion in assets under management.

•	Our financial advisory practice continued to focus on growing its global capabilities and international recognition as evidenced by major advisory assignments in Europe and Asia.

•	Our placement business was able to successfully navigate an uncertain political and regulatory climate in the United States and return to positive revenue growth.

•	We issued $400 million 10-year 5.875% senior notes in the third quarter of 2010, the proceeds of which we expect to utilize to further our growth strategy.

•

We continued to reaffirm our commitment to corporate social responsibility with a five-year, $50 million pledge by The Blackstone Charitable Foundation to foster entrepreneurship and economic recovery in communities hardest hit by the global economic crisis.

•

In accordance with our sustained focus on conducting our business as a responsible corporate citizen, we reiterated our commitment to following the global Guidelines for Responsible Investment and enhanced our policies and procedures that incorporate environmental, health, safety, labor, governance and social issues into investment decision-making and ownership activities.

As of December 31, 2010, we had 106 senior managing directors and employed approximately 560 other investment and advisory professionals at our headquarters in New York and our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Dubai, Düsseldorf, Hong Kong, Houston, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco, Shanghai, Sydney and Tokyo. We believe that the depth and breadth of the intellectual capital and experience of our professionals are key reasons why we have generated excellent returns while managing downside risk over many years for the investors in our funds. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

Business Segments

Historically we reported our financial results across four business segments. They were: (a) Private Equity, (b) Real Estate, (c) Credit and Marketable Alternatives, which comprised our management of funds of hedge funds, credit-oriented funds and separately managed accounts, CLOs and publicly-traded closed-end mutual funds, and (d) Financial Advisory, which comprises our financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

In January 2011, we separated our Credit and Marketable Alternatives segment into two new segments, Hedge Fund Solutions and Credit Businesses, and began reporting across five business segments: (a) Private Equity, (b) Real Estate, (c) Hedge Fund Solutions, (d) Credit Businesses and (e) Financial Advisory. The Hedge Fund Solutions segment, which is comprised primarily of Blackstone Alternative Asset Management, primarily manages funds of hedge funds and includes Indian-focused and Asian-focused closed-end mutual funds. The Credit Businesses segment, which principally includes GSO, manages credit-oriented funds, CLOs, separately managed accounts and debt-focused closed-end registered investment companies. We will report segment results under this structure commencing in the first quarter of 2011.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Private Equity Segment

Our Private Equity segment, established in 1987, is a global business with 114 investment professionals and offices in New York, London, Menlo Park, Mumbai, Hong Kong, Beijing and Shanghai. We are a world leader in private equity investing, having managed five general private equity funds as well as one specialized fund focusing on communications-related investments. Last year we largely completed our fund-raising efforts for our seventh global private equity fund, Blackstone Capital Partners VI L.P., and we are currently investing it. In addition, we are in the process of raising an investment fund focused on clean technology assets. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S.-based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (e.g., investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. Our existing Private Equity funds, which we refer to as the Blackstone Capital Partners (“BCP”) funds, invest primarily in control-oriented, privately negotiated investments and generally utilize leverage in consummating the investments they make. As of December 31, 2010, our Private Equity segment had $29.3 billion of assets under management, or 23% of our total assets under management, which does not include the assets under management of BCP VI referred to above. For more information concerning the revenues and fees we derive from our Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate Segment

We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, two internationally focused opportunistic real estate funds, a European focused opportunistic real estate fund and a number of real estate debt-investment funds. Our real estate opportunity funds, which we refer to as the Blackstone Real Estate Partners (“BREP”) funds, have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. The BREP funds invest primarily in control-oriented, privately negotiated real estate investments and generally utilize leverage in consummating the investments they make. In addition, our real estate debt-investment funds, which we refer to generally as the Blackstone Real Estate Debt Strategies (“BREDS”) funds, target non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe. In November 2010, we closed on an agreement to manage Bank of America Merrill Lynch’s Asian real estate assets. As part of that agreement, we will also act as the new general partner for the Merrill Lynch Asian Real Estate Opportunity Fund. In the aggregate, this transaction provided us with $2.1 billion of additional fee-earnings assets under management. The Real Estate segment is comprised of 102 investment professionals with offices in New York, Chicago, Los Angeles, London, Paris, Mumbai, Tokyo, Hong Kong, Singapore and Seoul. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Private Equity segment, including global scope, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. As of December 31, 2010, our Real Estate segment had $33.2 billion of assets under management, or 26% of our total assets under management. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Credit and Marketable Alternatives Segment

Our Credit and Marketable Alternatives segment comprises our funds of hedge funds, credit-oriented funds, separately managed accounts and CLO vehicles and publicly-traded closed-end mutual funds and registered investment companies. As of December 31, 2010, our Credit and Marketable Alternatives segment had $65.6 billion of assets under management, or 51% of our total assets under management. For more information concerning the revenues and fees we derive from our Credit and Marketable Alternatives segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions (separate segment as of January 2011)

Our Hedge Fund Solutions segment is comprised of our Hedge Funds and our Indian-focused and Asian-focused closed-end mutual funds. As of December 31, 2010, our new Hedge Fund Solutions segment had $34.6 billion of assets under management, or 27% of our total assets under management.

Hedge Funds. Our funds of hedge funds group, which we refer to as Blackstone Alternative Asset Management (“BAAM”), was organized in 1990 and manages a variety of funds of hedge funds and separately managed accounts. Working with our clients over the past 21 years, BAAM has developed into a leading manager of institutional funds of hedge funds with 106 investment professionals and offices in New York, London and Hong Kong. BAAM’s overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. Although certain underlying managers that BAAM invests with may utilize leverage in connection with the investments those managers make in their respective underlying hedge funds, BAAM does not utilize long-term leverage for the investments it makes in the underlying hedge funds. Our funds of hedge funds operation had $32.9 billion of assets under management as of December 31, 2010. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Closed-End Mutual Funds. In 2005, we were appointed the investment manager and adviser of two publicly-traded closed-end mutual funds called The India Fund and The Asia Tigers Fund. The India Fund, with $1.6 billion in assets under management as of December 31, 2010, trades on the New York Stock Exchange under the symbol “IFN.” The India Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Indian companies. The Asia Tigers Fund, with $72.1 million in assets under management as of December 31, 2010, trades on the New York Stock Exchange under the symbol “GRR.” The Asia Tigers Fund’s investment objective is long-term capital appreciation through investing primarily in the equity securities of Asian companies.

Credit Businesses (separate segment as of January 2011)

Our credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies are managed by our subsidiary, GSO Capital Partners (“GSO”), which we acquired in March 2008. GSO is a major participant in the leveraged finance markets with $31.0 billion of assets under management as of December 31, 2010, or 24% of our total assets under management. Our credit-oriented businesses have 80 investment professionals and offices in New York, London and Houston. The credit-oriented funds we manage or advise include senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds focused on the leveraged finance marketplace. In addition, GSO manages a number of credit-oriented separately managed accounts and publicly registered investment management companies. These vehicles have investment portfolios comprised of loans and securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with the investments the credit-oriented funds, separately managed accounts or investment companies make. In addition, GSO manages 34 separate CLOs and with total assets under management of $16.0 billion focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

Financial Advisory Segment

Our Financial Advisory segment comprises our financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with 239 professionals and offices in New York, Atlanta, Chicago, Dallas, Boston, Los Angeles, San Francisco, Menlo Park, London, Paris, Hong Kong, Beijing and Tokyo.

Financial and Strategic Advisory Services (“Blackstone Advisory Partners L.P.”). Our financial and strategic advisory business, “Blackstone Advisory Partners L.P.,” has been an independent provider of creative solutions in complex and critical financial advisory assignments for over 25 years. We focus on a wide range of transaction execution capabilities with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales with offices in New York, London, Hong Kong, Atlanta, Boston, Menlo Park, Paris and Beijing. Recent clients include Aluminum Corporation of China, American International Group, Inc. (“AIG”), E.ON AG, GDF Suez S.A., Kraft Foods, Nestle S.A, Noble Group Limited, The Procter & Gamble Company, Publicis Groupe S.A., Thomson Reuters, and Xerox Corporation. The success of Blackstone Advisory Partners L.P. has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 20 senior managing directors in Blackstone Advisory Partners L.P. have an average of over 20 years of experience in providing corporate finance and mergers and acquisitions advice.

Restructuring and Reorganization Advisory Services. Our restructuring and reorganization advisory group is one of the leading advisers in both out-of-court restructurings and in-court bankruptcies. With offices in New York and London, our restructuring and reorganization team advises companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This group is particularly active in large, complex and high-profile bankruptcies and restructurings. Some of the recent clients that we have advised include Abitibi Bowater, Actavis, Ambac Assurance Corporation, Center Parcs, DX Group, Flying J, Hawkeye, International Lease Finance Corporation, Merisant, Natural Products Group, Oerlikon and W.R. Grace. Senior-level attention, global emphasis and the ability to facilitate prompt, creative resolutions are critical ingredients in our restructuring and reorganization advisory approach. We have one of the most seasoned and experienced restructuring teams in the financial services industry, working on a significant share of the major restructuring assignments in this area. Our six senior managing directors have an average of 19 years of experience in restructuring assignments and employ the skills we feel are crucial to successful restructuring outcomes.

Fund Placement Services/Park Hill Group. Park Hill Group provides fund placement services for private equity funds, real estate funds, venture capital funds and hedge funds. Park Hill Group primarily provides placement services to unrelated third-party sponsored funds. It also assists us in raising capital for our own investment funds from time to time and providing insights into new alternative asset products and trends. Park Hill Group and our investment funds each benefit from the others’ relationships with both limited partners and other fund sponsors.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2010, 2009 and 2008 is set forth in Note 20. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading Brazilian alternative asset manager and advisory firm that was founded in 1988. Pátria’s alternative asset management businesses manage over $4.3 billion in assets and include the management of private equity funds ($1.4 billion), real estate funds ($0.7 million), an infrastructure fund ($1.5 billion) and hedge funds ($0.7 million). Pátria has approximately 140 employees and is led by a group of four managing partners. Our investment in Pátria is a minority, non-controlling investment, which we will record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which will continue to reside with the four managing partners.

Patria has raised three private equity funds and is in the process of raising a fourth, with a primary focus on high-growth industries in Brazil. Pátria has successfully built leading companies through its operational approach and add-on acquisitions. Within real estate, Pátria’s two funds center on Brazilian real estate development, particularly build-to-suit, sale leaseback and buy-lease transactions. Pátria’s infrastructure fund has concentrated on renewable energy generation, including early stage projects in Brazil. In addition, Pátria is in the process of raising a new infrastructure fund with a broad mandate for infrastructure throughout Brazil. The firm’s capital management group manages a variety of hedge funds with strategies in Brazilian and international equities, Brazilian credit opportunities and money markets. Pátria’s investors are diversified and span Brazilian institutional and high-net worth investors and international institutional investors. The funds generally have similar fee and carried interest arrangements as Blackstone investment funds.

Pátria’s advisory business focuses on mergers and acquisitions, joint ventures and strategic alliances, restructuring and reorganizations, corporate finance, and financial/economic appraisals.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds, accounts and other investment vehicles. Each fund, account or other vehicle has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund, account or other vehicle will invest.

Private Equity Funds

Our Private Equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) will present a proposed transaction at a weekly review committee meeting comprised of senior managing directors of our Private Equity segment. Review committee meetings are led by an executive committee of several senior managing directors of our Private Equity segment. After discussing the contemplated transaction with the deal team, the review committee decides whether to give its preliminary approval to the deal team to continue pursuing the investment opportunity and investigate further any particular issues raised by the review committee during the process.

Once a proposed transaction has reached a more advanced stage, it undergoes a detailed interim review by the review committee of our private equity funds. Following assimilation of the review committee’s input and its decision to proceed with a proposed transaction, the proposed investment is vetted by the investment committee. The investment committee of our private equity funds is composed of Stephen A. Schwarzman, Hamilton E. James and selected senior managing directors of our Private Equity segment as appropriate based on the location and sector of the proposed transaction. The investment committee is responsible for approving all investment decisions made on behalf of our private equity funds. Both the review committee and the investment committee processes involve a consensus approach to decision making among committee members.

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

Real Estate Funds

Our real estate operation has an investment committee similar to that described under “—Private Equity Funds.” The real estate investment committee, which includes Mr. Schwarzman, Mr. James and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making and disposition of each BREP fund investment. In addition, the committee approves significant illiquid investments by the BREDS funds.

The investment professionals of our real estate funds are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. In addition to members of a deal team and our asset management group responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, senior professionals in the Real Estate segment meet several times each year to review the performance of the funds’ portfolio companies and investments.

Funds of Hedge Funds

Before deciding to invest in a new hedge fund, our funds of hedge funds team conducts extensive due diligence, including an on-site “front office” review of the hedge fund’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the hedge fund’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the fund investment structures and legal documents. Once initial due diligence procedures are completed and the investment professionals are satisfied with the results of the review, the team will present the potential hedge fund investment to the investment committee of our funds of hedge funds operation. The investment committee is comprised of the senior managing directors on the investment team and other senior investment personnel. This committee meets formally at least once a month to review, and potentially approve, investment and divestment suggestions. If the investment committee approves a potential hedge fund investment, the executive committee of our funds of hedge funds operation, chaired by Blackstone Vice Chairman J. Tomilson Hill, will make the ultimate decision to approve an investment decision. Members of our funds of hedge funds team monitor and review existing hedge fund investments at least weekly. Additionally, Mr. Hill and other senior members of our funds of hedge funds teams meet weekly with Mr. Schwarzman and Mr. James to monitor and review our funds of hedge funds.

Mutual Funds

Our two Asia-focused closed-end mutual funds, The India Fund and The Asia Tigers Fund, are managed by Punita Kumar-Sinha, the Chief Investment Officer of the funds, with the support of 10 investment professionals located in India, Hong Kong and the United States. The investment process blends fundamental analysis and quantitative tools utilizing a knowledge base developed from corporate and government relationships in India and Asia. This approach includes frequent discussions with management and research based in the region, careful consideration of the macroeconomic and political environments, and the ongoing review of quantitative signals, tools and investment thesis to appropriately manage the funds in changing market conditions. Risk management includes the evaluation of stock specific and systemic risk, forecast tracking error and volatility and the determination of liquidity, position and industry concentration limits. The funds are supported by a dedicated Chief Financial Officer, Chief Compliance Officer and operations team.

Credit Businesses

Each of our credit-oriented funds has an investment committee similar to that described under “—Private Equity Funds.” The investment committees for the credit-oriented funds, each of which includes Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Mr. Goodman, Mr. Smith III and Mr. Ostrover, meet weekly with Mr. Schwarzman and Mr. James to discuss investment and risk management activities and market conditions.

The investment decisions for each of our CLOs and publicly registered investment management companies, are made by a separate investment committee, which is composed of the group’s senior managing directors and managing directors. The investment committee approves all assets prior to the initial investment by any investment vehicle in such asset. The investment team is staffed by 32 professionals, organized across areas of research, portfolio management, trading, and capital formation to ensure active management of the portfolios and to afford focus on all aspects of our CLOs and publicly registered investment management companies. Investment decisions follow a consensus-based approach and require unanimous approval of the investment committee. Industry-focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation. Once approved, investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our private equity and real estate funds are commitment structured funds, except for two of our real estate debt funds which are structured like hedge funds where all of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our credit-oriented funds are generally commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Three of our credit-oriented vehicles are publicly registered investment management companies. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds, separately managed accounts and other vehicles are generally advised by a Blackstone entity serving as investment adviser which is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Blackstone entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment funds and certain rights of termination with respect to our investment advisory agreements. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, please see “—Incentive Arrangements / Fee Structure” below. With the exception of the registered investment companies described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act excepts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the United States Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In some cases, one or more of our investment advisers advises funds registered under the 1940 Act. For example, one of our investment advisers advises the two publicly-traded closed-end mutual funds, The India Fund and The Asia Tigers Fund. In addition, GSO serves as an investment advisor to two publicly-traded closed-end investment management companies and as a sub-adviser to a registered investment advisor, which manages a closed-end investment management company called FS Investment Corporation that is registered as a business development company under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all operational and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds and certain credit-oriented funds, third-party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our private equity funds), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it.

Incentive Arrangements / Fee Structure

The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 1% to 1.65% of the investment fund’s capital commitments during the investment period and from 0.75% to 1.75% of invested capital after the investment period, except that the investment advisers to certain of our credit-oriented and real estate debt carry funds receive an annual management fee that ranges from 1.0% to 1.5% of invested capital throughout the term of the fund. The investment adviser of each of our credit-oriented and certain of our real estate debt funds that are structured like a hedge fund generally receives an annual management fee that ranges from 0.75% to 2.0% of the fund’s net asset value and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to a range of 10% to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “high water mark”). The investment adviser of each of our funds of hedge funds and separately managed accounts that invest in hedge funds is generally entitled to a management fee with respect to each fund it manages ranging from 0.65% to 1.5% of assets under management per annum plus, in some cases, an incentive fee generally ranging from 5% to 10% of the applicable fund’s net appreciation per annum, subject to a highwater mark and in some cases a preferred return. The investment adviser of each of our CLOs receives annual management fees typically equal to 0.40% to 1.25% of each fund’s total assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria). The investment adviser of our credit-oriented separately managed accounts receives annual management fees typically equal to 0.35% to 1.50% of each account’s invested capital or net asset value. The investment adviser of our Indian-focused and Asian-focused closed-end mutual funds receives an annual management fee that ranges from 0.75% to 1.1% depending on the amount of assets in the applicable fund. The investment adviser to our three credit-oriented publicly registered closed-end management investment companies receives annual management fees typically equal to 1.5% of each company’s net asset value or total managed assets. In addition, for the business development company we sub-advise, we receive an incentive fee of 10% of the vehicle’s net appreciation per annum, subject to a preferred return.

The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees we receive from our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. The management fees we receive from our separately managed accounts are generally paid on a regular basis (typically quarterly) and may alternatively be based on invested capital or proportionately increase or decrease based on the net asset value of the separately managed account. In each case the management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on as short as 30 days’ prior notice. The management fees we receive from the publicly traded investment management companies we manage are generally paid on a regular basis (typically quarterly) and proportionately increase or decrease based on the net asset value of the investment management company. The management fees we are paid for managing the investment management company will generally be subject to contractual rights the company’s board of directors (or, in the case of the business development company we manage, the investment advisor) has to terminate our management of an account on as short as 30 days’ prior notice.

The general partner or an affiliate of each of our carry funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-oriented and real estate debt funds are entitled to a carried interest that ranges from 10% to 15% depending on the specific fund. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund or earlier with respect to our real estate funds, as a result of diminished performance of later investments in a carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-oriented and real estate debt carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2010, if the various carry funds were liquidated at their current carrying value. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a very significant portion of our income.

For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors—We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Many of our investment advisors, especially private equity and real estate advisors, receive customary fees (e.g., acquisition fees or origination fees) upon consummation of many of the funds’ transactions, receive monitoring fees from many of the funds’ portfolio companies for continued advice from the investment adviser, and may from time to time receive disposition and other fees in connection with their activities. The acquisition fees which they receive are generally calculated as a percentage (that generally can range up to 1%) of the total enterprise value of the acquired entity. Most of our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such transaction fees and certain other fees that they receive.

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

Competition

The asset management and financial advisory industries are intensely competitive, and we expect them to remain so. We compete both globally and on a regional, industry and niche basis. We compete on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, access to and retention of qualified personnel, reputation, range of products and services, innovation and price.

Asset Management. We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we face competition primarily from sponsors managing other private equity funds, specialized investment funds, hedge funds and other pools of capital, other financial institutions including sovereign wealth funds, corporate buyers and other parties. Several of these competitors have significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue transactions or raise capital for their investment funds. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment or be perceived by sellers as otherwise being more desirable bidders, which may provide them with a competitive advantage in bidding for an investment. Lastly, any increase in the allocation of amounts of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.

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

In all of our businesses, competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Asset Management Business—The asset management business is intensely competitive” and “—Risks Related to Our Financial Advisory Business—We face strong competition from other financial advisory firms”.

Employees

As of December 31, 2010, we employed approximately 1,440 people, including our 106 senior managing directors and approximately 560 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our financial advisory business, is registered as a broker-dealer with the SEC, is a member of The Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Park Hill Group LLC is registered as a broker-dealer with the SEC, is a member of FINRA and is registered as a broker-dealer in numerous states. Park Hill Group Real Estate Group LLC is also registered as a broker-dealer with the SEC, is a member of FINRA and is registered as a broker-dealer in numerous states. Our broker-dealer entities are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entities. State securities regulators also have regulatory or oversight authority over our broker-dealer entities.

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

Two of our subsidiaries, The Blackstone Group International Partners LLP and GSO Capital Partners International LLP (“GSO International”), are regulated by the U.K. Financial Services Authority (“FSA”) and are authorized investment managers in the United Kingdom. The U.K. Financial Services and Markets Act 2000, or “FSMA,” and rules promulgated thereunder govern all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the U.K. Financial Services Authority.

In addition, each of the closed-end mutual funds and investment management companies we manage is registered under the 1940 Act as a closed-end investment company. The closed-end mutual funds and investment management companies and the entities that serve as those vehicles’ investment advisers are subject to the 1940 Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

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

The firm also has an Internal Audit department with a global mandate and dedicated resources that provides risk-based audit, Sarbanes-Oxley Act compliance, and enterprise risk management functions. Internal Audit aims to provide reasonable, independent, and objective assurance to our management and the board of directors of our general partner that risks are well-managed and that controls are appropriate and effective.

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “Regulatory changes in the United States could adversely affect our business” and “Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in “Part I. Item 1A. Risk Factors—Risks Related to Our Business.”

Available Information

The Blackstone Group L.P. is a Delaware limited partnership that was formed on March 12, 2007.

We file annual, quarterly and current reports and other information with the SEC. These filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, had a significant material adverse effect on our investment businesses, particularly our private equity and real estate businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth, and lending. Those events led to a significantly diminished availability of credit and an increase in the cost of financing. The lack of credit materially hindered the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impacted our operating results in those periods. While the adverse effects of that period have abated, there continue to be lingering signs of economic weakness such as relatively high levels of unemployment in major markets such as the U.S. and Europe, and financial institutions have not yet provided debt financing in amounts and on the terms commensurate with what they provided prior to 2008.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-oriented funds. Although market conditions improved during 2010, we are unable to predict whether economic and market conditions will continue to improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

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

Changes in the debt financing markets could negatively impact the ability of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.

Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change to us relating to the terms of such debt financing with, for example, higher rates, higher equity requirements, and/or more restrictive covenants, particularly in the area of acquisition financings for private equity and real estate transactions, would have a material adverse impact on our business. In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

A decline in the pace or size of investment by our private equity and real estate funds or an increase in the amount of transaction and monitoring fees we share with our investors would result in our receiving less revenue from transaction and monitoring fees.

The transaction and monitoring fees that we earn are driven in part by the pace at which our private equity and real estate funds make investments and the size of those investments. Any decline in that pace or the size of such investments would reduce our transaction and monitoring fees. Many factors could cause such a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. For example, the more limited financing options for large private equity and real estate investments resulting from the credit market dislocations in 2008 and 2009 have reduced the pace and size of investments by our private equity and real estate funds. In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of transaction and monitoring fees we share with our investors. To the extent we accommodate such requests, and in certain cases we have and we expect to continue to do so, it would result in a decrease in the amount of fee revenue we earn.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds; (b) provide capital for business expansion; (c) pay operating expenses and other obligations as they arise; (d) fund capital expenditures; (e) service interest payments on our debt and repay debt; (f) pay income taxes; and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our IPO, our $600 million debt offering in August 2009 and our $400 million debt offering in September 2010, our principal sources of cash are: (a) Net Fee Related Earnings from Operations, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1 billion revolving credit facility with a final maturity date of March 23, 2013. Our long-term debt totaled $1 billion in borrowings from the 2009 and 2010 bond issuances and we had no borrowings outstanding against our $1 billion revolving credit facility. At the end of 2010, we had $588.6 million in cash, $1.1 billion invested in our Treasury cash management strategies, $285.2 million invested in liquid Blackstone funds and $1.6 billion invested in illiquid Blackstone funds.

If the global economy and conditions in the financing markets fail to improve or worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

We depend on our founder and other key senior managing directors and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, skill, reputations and business contacts of our founder, Stephen A. Schwarzman, our President and Chief Operating Officer, Hamilton E. James, our Vice Chairman, J. Tomilson Hill, and other key senior managing directors, the information and deal flow they and other senior managing directors generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of such Blackstone Holdings partnership units and the distributions in respect of these equity interests may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel. Moreover, prior to our IPO, many of our senior managing directors and other senior personnel had interests in each of our underlying businesses which may have entitled to them to a larger amount of cash distributions than they receive in respect of Blackstone Holdings partnership units.

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

Alternatively, the value of the units we may issue senior managing directors at any given time may subsequently fall (as reflected in the market price of our common units), which could counteract the incentives we are seeking to induce in them. Therefore, in order to recruit and retain existing and future senior managing directors, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior managing directors over time, we may increase the level of compensation we pay to our senior managing directors, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business in the future to senior managing directors and other personnel would dilute public common unitholders.

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

Our plan, to the extent that market conditions permit, is to grow our investment and financial advisory businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the investment management and financial advisory businesses. Accordingly, we may pursue growth through acquisitions of other investment management or advisory companies, acquisitions of critical business partners or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) combining or integrating operational and management systems and controls and (d) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities; (b) the level of competition from other companies that may have greater financial resources; (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities; (d) our ability to identify and enter into mutually beneficial relationships with venture partners; (e) and our ability to successfully integrate and oversee the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

The U.S. Congress recently considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.

On May 28, 2010, the U.S. House of Representatives passed legislation that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units that you hold and the interests that we hold in entities that are entitled to receive carried interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives. It is unclear whether or when the U.S. Congress will reconsider similar legislation or what provisions will be included in any final legislation if enacted.

The House bill provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations. If we were taxed as a U.S. corporation or held all ISPIs through U.S. corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

The Obama administration has indicated that it supports the adoption of the May 28, 2010 legislation or legislation that similarly changes the treatment of carried interest for U.S. federal income tax purposes. In its published revenue proposal for 2012, the Obama administration proposed that the current law regarding the treatment of carried interest be changed to subject such income to ordinary income tax (which would be taxed at a higher rate than the proposed blended rate under the House legislation). The Obama administration proposed similar changes in its published revenue proposals for 2010 and 2011.

Over the past several years, a number of similar legislative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. In 2007, legislation was introduced in the U.S. Congress that would have taxed as corporations publicly traded partnerships that directly or indirectly derived income from investment advisor or asset management services. In 2008, the U.S. House of Representatives passed a bill that would have generally (a) treated carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which could have precluded us from qualifying as a partnership for U.S. federal income tax purposes, and (b) taxed carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund. In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would have taxed carried interest as ordinary income starting in the year of enactment. The legislation passed by the House in December 2009 and certain other versions of the proposed legislation contained a transition rule that may have delayed the applicability of certain aspects of the legislation for a partnership that is a publicly traded partnership on the date of enactment of the legislation.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, in 2010, the New York State Assembly passed a bill, which could have caused a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. This legislation would have been retroactive to January 1, 2010. It is unclear whether or when similar legislation will be enacted. Finally, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distribution to you would be reduced.

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

Our asset management and financial advisory businesses are subject to extensive regulation. We are subject to regulation, including periodic examinations, by governmental and self regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients. In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the U.S. Investment Company Act of 1940, as amended, or “1940 Act,” and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. See “—Risks Related to Our Organizational Structure—If The Blackstone Group L.P. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business”. Lastly, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

Regulatory changes in the United States could adversely affect our business.

As a result of the financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate in the United States. There has been an active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions which could have an adverse impact on our ability to conduct our business:

•

The Dodd-Frank Act establishes the Financial Stability Oversight Council (the “FSOC”), a federal agency acting as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. While the Federal Reserve Chairman has suggested that it would be rare for a private equity firm to be designated as systemically important, if such designation were to occur to us, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve Bank. In connection with the work of the FSOC, the SEC recently proposed a private fund systemic risk reporting rule which is designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This proposed rule would require large private equity fund advisers, such as Blackstone, to submit reports focusing primarily on the extent of leverage incurred by their funds’ portfolio companies, the use of bridge financing and their funds’ investments in financial institutions.

•

The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits bank holding companies (including foreign banks with U.S. branches) and banks (including their subsidiaries and affiliates) from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule will become effective on July 21, 2012 and is subject to transition periods and exceptions for “permitted activities.” While there is substantial uncertainty regarding the availability of transition period relief and the general practical implications of the Volcker Rule, there could be adverse implications on our ability to raise funds from bank holding companies as a result of this prohibition.

•

The Dodd-Frank Act requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic assessment by certain governmental bodies. As described elsewhere in this Form 10-K, all of the investment advisers of our investment funds operated in the U.S. are registered as investment advisers with the SEC.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

In September 2010, California enacted legislation, which became effective on January 1, 2011, requiring placement agents who solicit funds from the California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System to register as lobbyists. In addition to increased reporting requirements, the legislation prohibits placement agents from receiving contingent compensation for soliciting investments from California state retirement systems. Moreover, other states or municipalities may consider similar legislation as that enacted in California or adopt regulations or procedures with similar effect. These types of measures could materially and adversely impact our fund placement business.

Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.

Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular Europe, has become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.

In October 2010, the EU Council of Ministers adopted a directive to amend the revised Capital Requirements Directive, (“CRD III”), which, among other things, requires EU member states to introduce stricter control on remuneration of key employees and risk takers within specific credit institutions and investment firms. The FSA has implemented CRD III by amending its remuneration code, although the extent of the regulatory impact will differ depending on a firm’s size and the nature of its activities. We currently operate two entities in the United Kingdom—The Blackstone Group International Partners LLP and GSO Capital Partners International LLP—neither of which is subject to the quantitative provisions of the remuneration code. Accordingly, we do not currently anticipate that implementation of the FSA remuneration code will have any material impact on us.

In November 2010, the European Parliament voted to approve the EU Directive on Alternative Investment Fund Managers, which establishes a new EU regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The EU Directive generally applies to managers with a registered office in the EU (or managing an EU-based fund vehicle), as well as non EU-based managers, such as our affiliates, that market securities of alternative investment funds in the EU. In general, the EU Directive will have a staged implementation over a period of years beginning in mid-2013 for EU-based managers (or EU-based funds) and no later than 2018 for non-EU based managers marketing non-EU-based funds into the EU. Even as early as 2013, we will need to comply with certain provisions of the EU Directive in order to market our investment funds into Europe, including compliance with disclosure and transparency guidelines and asset-stripping restrictions (which prohibit distributions to shareholders for 24 months following closing of an acquisition). Blackstone’s compliance with the EU Directive, which can be no later than 2018, will subject it to a number of additional requirements, including rules relating to the remuneration of certain personnel (principally adopting the provisions of CRD III referred to above), certain capital requirements for alternative investment fund managers, leverage oversight for each investment fund, liquidity management, and retention of depositaries for each investment fund. Compliance with the requirements of the EU Directive will impose additional compliance burdens and expense for us and could reduce our operating flexibility and fund-raising opportunities.

In Denmark and Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. In brief, the Danish legislative amendments generally entail that annual net financing expenses in excess of a certain threshold amount (approximately €2.9 million in 2010) will be limited on the basis of earnings before interest and taxes and/or asset tax values. According to the German legislative amendments, interest expenses exceeding the interest income of the same fiscal year may be deducted only up to 30% of the (adjusted) taxable earnings before interest, taxes, depreciation and amortization of the relevant German business (Betrieb) (subject to specific certain exemptions), while any additional non-deductible interest may, if at all, only be claimed in subsequent years. These measures will most likely adversely affect portfolio companies in those countries in which our funds have investments and limit the benefits of additional investments in those countries. Our investment businesses are subject to the risk that similar measures might be introduced in other countries in which our funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures that negatively affect their respective portfolio investments might be promulgated in any of the countries in which they invest. Blackstone’s non-U.S. advisory entities are, to the extent required, registered with the relevant regulatory authority of the jurisdiction in which the advisory entity is domiciled. In addition, we voluntarily participate in several transparency initiatives, including those organized by the Private Equity Growth Capital Council, the British Private Equity and Venture Capital Association and others calling for the reporting of information concerning companies in which certain of our funds have investments. The reporting related to such initiatives may divert the attention of our personnel and the management teams of our portfolio companies. Moreover, sensitive business information relating to us or our portfolio companies could be publicly released.

Our use of leverage to finance our business will expose us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum, and in September 2010, we issued $400 million of ten-year senior notes at a rate of 5.875% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of March 23, 2013. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

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

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at our portfolio companies could harm performance.

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

We will also be adversely affected if there is misconduct by senior management of portfolio companies in which our funds invest. Such misconduct might undermine our due diligence efforts with respect to such companies and it might negatively affect the valuation of a fund’s investments.

In recent years, the U.S. Department of Justice and the U.S. Securities and Exchange Commission have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (“FCPA”). In addition, the

United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.

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

Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue. A significant number of fund sponsors have recently decreased the amount of fees they charged investors for managing existing or successor funds as a direct result of poor fund performance.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 and 2009, many third party investors that invest in alternative assets and have historically invested in our investment funds experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real estate, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of realizations during that period from their existing private equity and real estate portfolios, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limited their ability to make new commitments to third party managed investment funds such as those managed by us. Although economic conditions have improved and many investors have increased the amount of commitments they are making to alternative investment funds, there is no assurance that this will continue. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors. For instance, we will soon raise capital for our seventh global real estate opportunity fund and if economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for that fund. Moreover, as we seek to expand into other asset classes, such as funds that focus on the clean technology asset class, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.

In addition, in connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. For example, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and carried interest and incentive fees we earn.

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

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment. These differences might cause some investors to question our valuations.

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

Moreover, with respect to the historical returns of our investment funds:

•

market conditions during previous periods were significantly more favorable for generating positive performance, particularly in our private equity and real estate businesses, than the market conditions we experienced in the past three years and may continue to experience for the foreseeable future;

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

•

in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds and high liquidity in debt markets;

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

•

allow even moderate reductions in operating cash flow to render it unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, many investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and, in certain cases, defaulted on their debt obligations due to a decrease in revenues and cash flow precipitated by the subsequent economic downturn during 2008 and 2009.

When our BCP and BREP funds’ existing portfolio investments reach the point when debt incurred to finance those investments mature in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our private equity and real estate funds’ existing portfolio investments came due, these funds could be materially and adversely affected.

Many of the hedge funds in which our funds of hedge funds invest and our credit-oriented funds and CLOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

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

•

several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

•

some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

•

some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

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

•

there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition;

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

We currently manage a significant portion of investor assets through separately managed accounts whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage, or the advisor in respect of the registered business development company we sub-advise, could terminate our advisory engagement of those companies, on as little as 30 days’ prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.

The governing agreements of all of our investment funds (with the exception of certain of our funds of hedge funds) provide that, subject to certain conditions, third-party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our private equity funds), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

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

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Also, our decision to pursue a fund investment opportunity could preclude our ability to obtain a related advisory assignment, and vice versa. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we failed to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

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

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

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

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, over 80% of the investments of our real estate funds (based on current fair values) are in office building and hotel assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

The financial projections of our portfolio companies could prove inaccurate.

Our funds generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.

Contingent liabilities could harm fund performance.

We may cause our funds to acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. In addition, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Accordingly, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.

Our funds may be forced to dispose of investments at a disadvantageous time.

Our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, and the general partners of the funds have only a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, our funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.

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

The fees earned by Park Hill Group, our fund placement business, are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically actually paid by a Park Hill Group client over a period of time (e.g., two to three years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund with interest. There is a risk that during that period of time, Park Hill Group may not be able to collect on all or a portion of the fees Park Hill is due for the placement services it has already provided to such client. For instance, a Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill for its placement services are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the fees earned by Park Hill Group would be adversely affected. During 2009, a difficult year for fund-raising for funds in the alternative asset class, Park Hill experienced a material decline in revenue due to fewer placement mandates and fewer assets being raised.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2010, Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, had 69.4% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

We are a limited partnership and fall within exceptions from certain corporate governance and other requirements of the rules of the New York Stock Exchange. Pursuant to these exceptions, limited partnerships may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including the requirements (a) that a majority of the board of directors of our general partner consist of independent directors, (b) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (c) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our common unitholders. We will continue to avail ourselves of these exceptions. Accordingly, common unitholders generally do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

As part of the reorganization related to our initial public offering we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2010, we have recorded $779.3 million of finite-lived intangible assets (in addition to $1.7 billion of goodwill). We are amortizing these finite-lived intangibles over their estimated useful lives, which range between five and fifteen years, using the straight-line method. In addition, as part of the reorganization at the time of our IPO, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods.

We are required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our common units and related transactions.

As part of the reorganization we implemented in connection with our IPO, we purchased interests in our business from our pre-IPO owners. In addition, holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of The Blackstone Group L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income tax purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

One of the corporate taxpayers has entered into a tax receivable agreement with our senior managing directors and other pre-IPO owners that provides for the payment by the corporate taxpayer to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and others may continue to be executed, with newly admitted Blackstone senior managing directors and certain others who receive Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. As such, the cash distributions to public common unitholders may vary from holders of Blackstone Holdings units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the tax receivable agreement counterparties will not reimburse us for any payments previously made under the tax receivable agreement. As a result, in certain circumstances payments to the counterparties under the tax receivable agreement could be in excess of the corporate taxpayers’ actual cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 343,303,073 voting common units outstanding as of February 18, 2011. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings own an aggregate of 640,170,462 Blackstone Holdings Partnership Units outstanding as of February 18, 2011. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that would require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Transactions with Related Persons—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

In addition, in June 2007, we entered into an agreement with Beijing Wonderful Investments, an investment vehicle established and controlled by The People’s Republic of China, pursuant to which we sold to it 101,334,234 non-voting common units for $3.00 billion at a purchase price per common unit of $29.605. Beijing Wonderful Investments will be able to sell these common units subject to certain transfer restrictions. We have agreed to provide Beijing Wonderful Investments with registration rights to effect certain sales.

As of February 18, 2011, we had granted 30,571,950 outstanding deferred restricted common units and 15,460,142 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under our 2007 Equity Incentive Plan. The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 157,046,304 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 19, 2011. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “—The U.S. Congress recently considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units”, the U.S. Congress recently considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

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

The value of our common units depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that The Blackstone Group L.P. not be registered under the 1940 Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

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

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—The U.S. Congress recently considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.” For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts. The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The amended complaint also includes seven purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of seven companies.

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint filed in the

United States District Court for the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose that (a) certain investments made by Blackstone’s private equity funds were performing poorly at the time of the IPO and were materially impaired and (b) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1). The plaintiffs seek damages, costs, rescission and other relief.

Blackstone believes that the foregoing suits are totally without merit and intends to defend them vigorously.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests are traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.” Our common units began trading on the NYSE on June 22, 2007.

The number of holders of record of our common units as of February 18, 2011 was 71. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.

Cash Distribution Policy

With respect to fiscal year 2010, we have paid three quarterly distributions of $0.10 per common unit (aggregating $0.30 per common unit) to record holders of common units and we have declared an additional distribution of $0.32 per common unit to common unitholders in respect of the fourth quarter of 2010 payable on March 31, 2011 to holders of record of common units at the close of business on March 15, 2011. We have also paid three quarterly distributions of $0.10 per Blackstone Holdings partnership unit (aggregating $0.30 per Blackstone Holdings unit) and we have declared a distribution of $0.35 per unit in respect of 2010 to be paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships, payable on March 31, 2011 to holders of record of Blackstone Holdings partnership units at the close of business on March 15, 2011. These distributions related to fiscal year 2010 represented our net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our common unitholders for any ensuing quarter.

As previously disclosed, public common unitholders were entitled to a priority distribution of up to $1.20 per common unit per year ahead of Blackstone personnel and others regarding distributions made in respect of fiscal periods from July 1, 2007 through December 31, 2009. On December 31, 2009, that distribution priority ended. With respect to fiscal year 2009, we paid four quarterly distributions of $0.30 (aggregating $1.20 per common unit) to record holders of common units.

The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE:

	Sales Price
	2010		2009
	High	Low	High	Low
First Quarter	$15.10	$12.03	$9.19	$3.55
Second Quarter	$15.49	$9.34	$14.44	$6.89
Third Quarter	$12.72	$8.93	$15.38	$8.54
Fourth Quarter	$14.65	$12.30	$17.22	$12.71

Blackstone uses Distributable Earnings for purposes of determining the distributions to our unitholders. Distributable Earnings is a non-GAAP measure intended to show the amount of our net realized earnings. Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Reportable Segments of (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss) less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes.

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will be based on our anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters are expected to be smaller than the final quarterly distribution in respect of such year, which we expect to also include realized Performance Fees net of related compensation and realized net investment income.

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

Because the wholly-owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Note 16. “Related Party Transactions” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders are expected to be less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

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

Unit Repurchases in the Fourth Quarter of 2010

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2010. See “— Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Net Loss Per Common Unit” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5 -1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated and combined statements of financial condition and income data as of and for the five years ended December 31, 2010 have been derived from our consolidated and combined financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2010 and 2009 and Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 are included elsewhere in this Form 10-K. The audited Consolidated and Combined Statements of Financial Condition as of December 31, 2008, 2007 and 2006 and Consolidated and Combined Statements of Operations for the years ended December 31, 2007 and 2006 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,584,748	$1,482,226	$1,476,357	$1,566,047	$1,077,139
Performance Fees	937,834	221,090	(1,247,320)	1,126,640	1,267,764
Investment Income (Loss)	561,161	40,604	(622,877)	333,762	259,736
Interest and Dividend Revenue and Other	35,599	29,779	44,479	23,699	12,790

Total Revenues	3,119,342	1,773,699	(349,361)	3,050,148	2,617,429

Expenses
Compensation and Benefits (a)	3,610,189	3,777,606	3,859,787	2,256,647	250,067
General, Administrative and Other	466,358	443,573	440,776	324,200	122,395
Interest Expense	41,229	13,384	23,008	32,080	36,932
Fund Expenses	26,214	7,296	63,031	151,917	143,695

Total Expenses	4,143,990	4,241,859	4,386,602	2,764,844	553,089

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	501,994	176,694	(872,336)	5,423,132	6,090,145

Income (Loss) Before Provision (Benefit) for Taxes	(522,654)	(2,291,466)	(5,608,299)	5,708,436	8,154,485
Provision (Benefit) for Taxes	84,669	99,230	(14,145)	47,693	31,934

Net Income (Loss)	(607,323)	(2,390,696)	(5,594,154)	5,660,743	8,122,551
Net Income (Loss) Attributable to Redeemable Non- Controlling Interests in Consolidated Entities	84,837	131,097	(632,495)	628,354	593,328
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	346,312	(14,328)	(159,828)	4,510,881	5,263,018
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(668,444)	(1,792,174)	(3,638,799)	857,022	2,266,205

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(370,028)	$(715,291)	$(1,163,032)	$(335,514)	$—

	Year Ended December 31,
	2010	2009	2008	2007	2006
				June 19, 2007 through December 31, 2007
Net Loss Per Common Unit, Basic and Diluted (b)
Common Units	$(1.02)

Common Units Entitled to Priority Distributions		$(2.46)	$(4.32)	$(1.28)	$	N/A

Common Units Not Entitled to Priority Distributions		$(3.71)	$(3.06)	$ N/A		$ N/A

Distributions Declared (c)	$0.60	$0.90	$1.20	$0.30	$	N/A

(a)	Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees. Subsequent to our IPO, our compensation and benefits expense reflects (a) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (b) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses, including the amortization of all equity granted to existing employees at the time of the IPO, and (c) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.
(b)	Prior to our IPO in June 2007, we did not have any Blackstone common units. Accordingly, we had no earnings per common unit for the prior periods.
(c)	Distributions declared reflects the calendar date of declaration for each distribution; the fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal year 2010 we have declared a final fourth quarter distribution per common unit of $0.32 which will be paid in 2011.

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$18,844,605	$9,409,024	$9,489,057	$13,175,245	$33,891,044
Senior Notes	$1,010,911	$588,624	$—	$—	$—
Total Liabilities (a)	$10,591,248	$2,865,491	$3,370,612	$2,890,960	$2,373,273
Redeemable Non-Controlling Interests in Consolidated Entities	$600,836	$526,311	$362,462	$2,438,266	$6,060,444
Partners’ Capital	$7,652,521	$6,017,222	$5,755,983	$7,846,019	$25,457,327

(a)	The decrease in total assets from December 31, 2006 to December 31, 2009, 2008 and 2007 is due to the deconsolidation of the Blackstone Funds following the granting of certain liquidation or removal of the general partner rights to unaffiliated investors in each respective fund following Blackstone’s IPO. The increase in total assets and total liabilities from December 31, 2009 to December 31, 2010 is due to the acquisition of certain CLO vehicles described in “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Acquisition of Management Agreements Related to CLO Vehicles”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s consolidated financial statements and the related notes included within this Annual Report on Form 10-K.

Our Business

Blackstone is one of the largest independent managers of private capital in the world. We also provide a wide range of financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services.

Our business is organized into four business segments:

•

Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as one specialized fund focusing on media and communications-related investments, since we established this business in 1987. In January 2011 we closed on our seventh private equity fund. We are also in the process of raising an investment fund focused on clean technology investments. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, two internationally focused real estate funds, a European focused real estate fund and a number of real estate debt investment funds. In addition, in November 2010, we commenced our management of the Bank of America Merrill Lynch Asia Assets. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. In addition, our debt investment funds target non-controlling real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Credit and Marketable Alternatives. Our credit and marketable alternatives segment is comprised of our management of funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and publicly-traded closed-end mutual funds and registered investment companies. Our funds of hedge funds operation was organized in 1990 and has developed into a leading manager of institutional fund of hedge fund assets across a wide variety of strategies. Our credit-oriented funds and CLOs are managed by our subsidiary, GSO Capital Partners (“GSO”), a major participant in the leveraged finance market. GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds. These products are intended to provide investors with greater levels of current income and for certain products, a greater level of liquidity.

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. Please see “—Segment Analysis, Credit and Marketable Alternatives Segment Separation” in this Item 7. for additional information.

•

Financial Advisory. Our financial advisory segment serves a diverse and global group of clients with financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “Carried Interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

World equity and debt markets continued to move higher in 2010 as the economic recovery progressed, although the pace and magnitude of the recovery varied by region. In developing markets, economic growth was robust throughout the year, characterized by increasing levels of domestic consumption and higher employment. In the U.S. and other developed economies, improvement was more muted due to sustained high levels of unemployment. However, better-than-average growth in corporate earnings, improving economic data, and further fiscal and monetary stimulus helped drive a sustained increase in equities starting in the second half of the year.

Credit indices rose in 2010 as well, benefiting from strong corporate earnings as well as higher demand and liquidity. High yield credit spreads narrowed modestly, while LIBOR and Treasury rates remained at historically low levels. Average leveraged loan prices rose from 87% of par at the end of 2009 to 94% at year-end 2010.

In commercial real estate, the fundamental picture improved in 2010. In the office sector, occupancy appears to be rising in most markets due to a combination of the modest economic recovery coupled with historically low levels of new supply. Some markets, such as New York and London, are demonstrating increases in both occupancy and rents. In the hospitality sector, hotels are rebounding from the sharp decline in demand they suffered in the 2008-2009 period. Industry RevPAR (Revenue Per Available Room), an important hospitality industry metric, grew 9.1% in the fourth quarter, and experienced positive growth since March 2010, following nearly two years of declines.

Commodity prices materially increased in 2010, with precious metals and agricultural products rising particularly sharply. Many commodities finished 2010 at new all-time highs or multi-year highs. The U.S. dollar rose against each of the Euro and Pound Sterling by 8% and 5%, respectively. Monetary policy has remained accommodative in the U.S., although certain foreign governments have taken action to counter inflationary pressures or control budge deficits. The outlook for global monetary policy is uncertain.

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

Blackstone Purchase of a 40% Equity Interest in Pátria

On October 1, 2010, the Partnership purchased a non-controlling equity interest representing 40% of Pátria Investments Limited and Pátria Investimentos Ltda. Pátria is one of Latin America’s leading alternative asset managers and advisory firms. As of December 31, 2010, Pátria had $4.3 billion in total assets under management across private equity, real estate, infrastructure and hedge funds.

Acquisition of Management Agreements Related to CLO Vehicles

On April 1, 2010 and July 20, 2010, the Partnership acquired, through GSO, management agreements relating to certain CLO vehicles previously managed by Callidus Capital Management, LLC. The acquisition of the management agreements resulted in the consolidation of certain of the respective CLO vehicles, as applicable under GAAP consolidation guidance. On April 1, 2010, the fair value of the consolidated CLO assets and liabilities managed under such contracts was $2.7 billion and $2.5 billion, respectively. On July 20, 2010, the fair value of the consolidated CLO assets and liabilities related to the additional CLO managed under such contract was $117.6 million and $110.8 million, respectively. There was no material impact to the Consolidated Statement of Operations or the Consolidated Statement of Cash Flows.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business, Incentive Arrangements / Fee Structure” and “—Critical Accounting Policies, Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Management fee offsets are reductions to management fees payable by our limited partners, which are granted based on the amount they reimburse Blackstone for placement fees.

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

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Consolidated Statements of Financial Condition.

Performance Fees—Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund.

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

Expenses

Compensation and Benefits—Compensation—Compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation—Compensation cost relating to the issuance of share-based awards to employees, including senior managing directors, is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance fee compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and performance fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

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

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Position.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a reserve is established. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated Statements of Operations.

There remains some uncertainty regarding Blackstone’s future taxation levels. In 2007, Congress considered legislation that would have taxed as corporations publicly traded partnerships that directly or indirectly derived income from investment adviser or asset management services.

In 2008, the U.S. House of Representatives passed a bill that would have generally (a) treated Carried Interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which would have generally required us to hold interests in entities earning such income through taxable subsidiary corporations by the end of 2010, and (b) taxed Carried Interest as ordinary income for U.S. federal income tax purposes, rather than in accordance with the character of income derived by the underlying fund, which is in many cases capital gain, starting with our 2008 taxable year.

In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would have taxed Carried Interest as ordinary income starting in 2010. However, under a transition rule, the portion of such legislation treating Carried Interest as non-qualifying income under the tax rules applicable to publicly traded partnerships would not have applied until our first taxable year beginning ten years after the date of the enactment of the legislation.

In May 2010, the U.S. House of Representatives passed similar legislation that would have generally taxed, after 2010, income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent an ISPI would have been considered to be a qualified capital interest under the legislation. The interests we hold in entities that are entitled to receive Carried Interest would have likely been classified as ISPIs for purposes of this legislation. The legislation provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under this legislation would not be qualifying income under the tax rules applicable to publicly traded partnerships. Therefore, if similar legislation were to be enacted, we generally would be required to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations following such ten-year period.

The Obama administration has indicated that it supports the adoption of the May 2010 legislation or legislation that similarly changes the treatment of Carried Interest for U.S. federal income tax purposes. In its published revenue proposal for 2012, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax (which would be taxed at a higher rate than the proposed blended rate under the House legislation). The Obama administration proposed similar changes in its published revenue proposals for 2010 and 2011. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives in May 2010. In September 2010, this previously considered legislation was reintroduced in the U.S. Senate. It is unclear whether or when the U.S. Congress will reconsider similar legislation or if enacted, what provision will be included in any final legislation.

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

It is not possible at this time to meaningfully quantify the potential impact on Blackstone of this potential future legislation or any similar legislation. Multiple versions of legislation in this area have been proposed over the last few years that have included significantly different provisions regarding effective dates and the treatment of invested capital, tiered entities and cross-border operations, among other matters. Depending upon what version of the legislation, if any, were enacted, the potential impact on a public company such as Blackstone in a given year could differ dramatically and could be material. In addition, these legislative proposals would not themselves impose a tax on a publicly traded partnership such as Blackstone. Rather, they could force Blackstone and other publicly traded partnerships to restructure their operations so as to prevent disqualifying income from reaching the publicly traded partnership in amounts that would disqualify the partnership from treatment as a partnership for U.S. federal income tax purposes. Such a restructuring could result in more income being earned in corporate subsidiaries, thereby increasing corporate income tax liability indirectly borne by the publicly traded partnership. The nature of any such restructuring would depend on the precise provisions of the legislation that was ultimately enacted, as well as the particular facts and circumstances of Blackstone’s operations at the time any such legislation were to take effect, making the task of predicting the amount of additional tax highly speculative.

Economic Net Income

Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments. (See Note 20. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.)

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our detailed discussion of Distributable Earnings.

Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

Net Fee Related Earnings from Operations

Blackstone uses Net Fee Related Earnings from Operations as a key measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Net Fee Related Earnings from Operations equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation), (b) other operating expenses and (c) cash taxes due on earnings from operations as calculated using a similar methodology as applied in calculating the current tax provision (benefit) for The Blackstone Group L.P. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations.

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital;

(c)	for our real estate debt investment funds (“BREDS”), the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds (except our credit-oriented closed-end registered investment companies) and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts;

(h)	the gross amount of underlying assets of our CLOs at cost; and

(i)	the gross amount of assets (including leverage) for our credit-oriented closed-end registered investment companies.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2010. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,584,748	$1,482,226	$1,476,357	$102,522	7%	$5,869	0%

Performance Fees
Realized	366,721	70,492	38,941	296,229	N/M	31,551	81%
Unrealized	571,113	150,598	(1,286,261)	420,515	N/M	1,436,859	N/M

Total Performance Fees	937,834	221,090	(1,247,320)	716,744	N/M	1,468,410	N/M

Investment Income (Loss)
Realized	29,157	44,320	(16,425)	(15,163)	-34%	60,745	N/M
Unrealized	532,004	(3,716)	(606,452)	535,720	N/M	602,736	99%

Total Investment Income (Loss)	561,161	40,604	(622,877)	520,557	N/M	663,481	N/M

Interest and Dividend Revenue	36,218	22,680	30,879	13,538	60%	(8,199)	-27%
Other	(619)	7,099	13,600	(7,718)	N/M	(6,501)	-48%

Total Revenues	3,119,342	1,773,699	(349,361)	1,345,643	76%	2,123,060	N/M

Expenses
Compensation and Benefits
Compensation	3,253,226	3,778,686	4,062,238	(525,460)	-14%	(283,552)	-7%
Performance Fee Compensation
Realized	128,316	25,102	4,997	103,214	N/M	20,105	N/M
Unrealized	228,647	(26,182)	(207,448)	254,829	N/M	181,266	87%

Total Compensation and Benefits	3,610,189	3,777,606	3,859,787	(167,417)	-4%	(82,181)	-2%
General, Administrative and Other	466,358	443,573	440,776	22,785	5%	2,797	1%
Interest Expense	41,229	13,384	23,008	27,845	N/M	(9,624)	-42%
Fund Expenses	26,214	7,296	63,031	18,918	N/M	(55,735)	-88%

Total Expenses	4,143,990	4,241,859	4,386,602	(97,869)	-2%	(144,743)	-3%

Other Income
Net Gains (Losses) from Fund Investment Activities	501,994	176,694	(872,336)	325,300	184%	1,049,030	N/M

Income (Loss) Before Provision (Benefit) for Taxes	(522,654)	(2,291,466)	(5,608,299)	1,768,812	77%	3,316,833	59%
Provision (Benefit) for Taxes	84,669	99,230	(14,145)	(14,561)	-15%	113,375	N/M

Net Income (Loss)	(607,323)	(2,390,696)	(5,594,154)	1,783,373	75%	3,203,458	57%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	84,837	131,097	(632,495)	(46,260)	-35%	763,592	N/M
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	346,312	(14,328)	(159,828)	360,640	N/M	145,500	91%
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	(668,444)	(1,792,174)	(3,638,799)	1,123,730	63%	1,846,625	51%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(370,028)	$(715,291)	$(1,163,032)	$345,263	48%	$447,741	38%

N/M = not meaningful.

Revenues

Total Revenues were $3.1 billion for the year ended December 31, 2010, an increase of $1.3 billion compared to Total Revenues for the year ended December 31, 2009 of $1.8 billion. The increase in revenues was primarily attributable to an increase of $716.7 million in Performance Fees, an increase of $520.6 million in Investment Income (Loss) and an increase of $102.5 million in Management and Advisory Fees. The increase in Performance Fees was primarily driven by improved performance of our real estate carry funds in our Real Estate segment and our credit-oriented funds and funds of hedge funds in our Credit and Marketable Alternatives segment. Investment Income (Loss) improved primarily due to valuation increases in the underlying portfolio investments in our Real Estate and Private Equity segments. The increase in Management and Advisory Fees was primarily due to increases in Advisory Fees from our fund placement business which is included in our Financial Advisory segment, increases in Base Management Fees in our Credit and Marketable Alternatives segment driven by higher Fee-Earning Assets Under Management from positive inflows in our funds of hedge funds business and an increase in Transaction Fees reflecting the increase in investment activity and net earnings generated from the November 23, 2010 commencement of our management of the Bank of America Merrill Lynch Asia assets in our Real Estate segment.

Total Revenues were $1.8 billion for the year ended December 31, 2009, an increase of $2.1 billion compared to Total Revenues for the prior year of $(349.4) million. The increase in revenues was primarily attributable to an increase of $1.5 billion in Performance Fees, which were $221.1 million for the 2009 year, and an increase of $663.5 million in Investment Income (Loss) to $40.6 million for the year. Management and Advisory Fees were $1.5 billion for the year, relatively unchanged compared to 2008. The improvements in Performance Fees and Investment Income (Loss) were driven by improved returns by our Private Equity funds and by certain Real Estate funds. Our Credit and Marketable Alternatives segment also had improved performance in 2009, contributing $155.6 million primarily from our credit platform hedge funds and also from our funds of hedge funds. The Realized Performance Fees of $70.5 million were primarily attributable to the Private Equity and Credit and Marketable Alternatives segments with $34.0 million and $43.3 million, respectively.

Expenses

Expenses were $4.1 billion for the year ended December 31, 2010, a decrease of $97.9 million, or 2%, compared to $4.2 billion for the year ended December 31, 2009. The decrease was primarily attributable to a decrease of $167.4 million in Compensation and Benefits driven by a decrease in Compensation, partially offset by an increase in Performance Fee Compensation due to improved performance in our Real Estate segment and our credit-oriented funds and funds of hedge funds in our Credit and Marketable Alternatives segment. Compensation decreased $525.5 million from the prior year period to $3.3 billion. This decrease was primarily attributed to a decrease of $607.3 million in equity-based compensation as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General Administrative and Other expenses were $466.4 million for the current year, an increase of $22.8 million, driven by the levels of business activity, revenue growth and headcount.

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

Other Income

Other Income was $502.0 million for the year ended December 31, 2010, an increase of $325.3 million compared to $176.7 million for the year ended December 31, 2009. Other Income is attributable to the non-controlling interest holders of the consolidated Blackstone Funds. The change was principally driven by an increase in income generated by our Private Equity and Real Estate consolidated side-by-side entities and our consolidated CLO vehicles.

Other Income (Loss) was $176.7 million for the year ended December 31, 2009, an increase of $1.0 billion compared to $(872.3) million for the year ended December 31, 2008. The change was due to improved performance of consolidated Blackstone Funds for the year ended December 31, 2009.

Operating Metrics

The following tables present certain operating metrics for the years ended December 31, 2010, 2009, and 2008. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators—Operating Metrics—Assets Under Management and Fee-Earning Assets Under Management”:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$96,096,997	$91,041,057	$83,152,253
Inflows, including Commitments (a)	18,250,862	7,407,805	27,414,604
Outflows, including Distributions (b)	(7,986,373)	(7,165,725)	(7,709,415)
Market Appreciation (Depreciation) (c)	3,138,736	4,813,860	(11,816,385)

Balance, End of Period (d)	$109,500,222	$96,096,997	$91,041,057

Increase (Decrease)	14%	6%	9%

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Assets Under Management,
End of Period (d)	$128,123,920	$98,183,128	$94,559,217	$29,940,792	30%	$3,623,911	4%

Capital Deployed
Limited Partner Capital Invested	$7,134,013	$3,147,526	$6,548,651	$3,986,487	127%	$(3,401,125)	-52%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds and registered investment companies, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds and registered investment companies, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(d)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2010 include $536.5 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $109.5 billion at December 31, 2010, an increase of $13.4 billion, or 14%, compared with $96.1 billion at December 31, 2009. The $13.4 billion increase was attributed to a $10.6 billion increase in our Credit and Marketable Alternatives segment driven primarily by net inflows of $7.5 billion which included the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to CLO vehicles, net inflows in our funds of hedge funds business of $2.9 billion and $3.1 billion of market appreciation primarily driven by our funds of hedge funds business. In addition, the Real Estate segment increased $3.1 billion, driven primarily by inflows related to the commencement of our management of the Bank of America Merrill Lynch Asia assets and capital raised by our real estate debt investment funds and additional co-investment capital.

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

Assets Under Management

Assets Under Management were $128.1 billion at December 31, 2010, an increase of $29.9 billion, or 30%, compared with $98.2 billion at December 31, 2009. The $29.9 billion increase was attributed in part to a $12.6 billion increase in our Credit and Marketable Alternatives segment due to net inflows of $8.4 billion in our funds of hedge funds and credit-oriented funds and the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to CLO vehicles. A $4.6 billion increase in our Private Equity segment was driven by net appreciation of $5.9 billion, while a $12.8 billion increase in our Real Estate segment was driven by market appreciation of $8.9 billion, continued fundraising in our real estate debt funds, additional co-investment capital and the commencement of our management of the Bank of America Merrill Lynch Asia assets.

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

Limited Partner Capital Invested

Limited Partner Capital Invested was $7.1 billion for the year ended December 31, 2010, an increase of $4.0 billion, or 127%, compared to $3.1 billion for the year ended December 31, 2009. The change reflected an increase in the size and volume of consummated transactions compared to the prior year, driven primarily by the favorable investment environment for the Real Estate segment resulting in increased investment activity by our BREP VI and debt investment funds.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$263,307	$270,509	$268,961	$(7,202)	-3%	$1,548	1%
Transaction and Other Fees, Net	72,243	86,336	51,796	(14,093)	-16%	34,540	67%
Management Fee Offsets	(188)	—	(4,862)	(188)	N/M	4,862	N/M

Total Management Fees	335,362	356,845	315,895	(21,483)	-6%	40,950	13%

Performance Fees
Realized	156,869	34,021	(749)	122,848	N/M	34,770	N/M
Unrealized	151,494	303,491	(429,736)	(151,997)	-50%	733,227	N/M

Total Performance Fees	308,363	337,512	(430,485)	(29,149)	-9%	767,997	N/M

Investment Income (Loss)
Realized	15,332	36,968	13,687	(21,636)	-59%	23,281	170%
Unrealized	153,288	33,269	(196,200)	120,019	N/M	229,469	N/M

Total Investment Income (Loss)	168,620	70,237	(182,513)	98,383	140%	252,750	N/M
Interest and Dividend Revenue	14,044	7,756	6,459	6,288	81%	1,297	20%
Other	2,021	2,845	4,474	(824)	-29%	(1,629)	-36%

Total Revenues	828,410	775,195	(286,170)	53,215	7%	1,061,365	N/M

Expenses
Compensation and Benefits
Compensation	179,345	181,266	146,551	(1,921)	-1%	34,715	24%
Performance Fee Compensation
Realized	32,627	741	(4,255)	31,886	N/M	4,996	N/M
Unrealized	21,320	20,307	(126,090)	1,013	5%	146,397	N/M

Total Compensation and Benefits	233,292	202,314	16,206	30,978	15%	186,108	N/M
Other Operating Expenses	109,589	82,471	90,130	27,118	33%	(7,659)	-8%

Total Expenses	342,881	284,785	106,336	58,096	20%	178,449	168%

Economic Net Income	$485,529	$490,410	$(392,506)	$(4,881)	-1%	$882,916	N/M

Revenues

Revenues were $828.4 million for the year ended December 31, 2010, an increase of $53.2 million compared to $775.2 million for the year ended December 31, 2009. The increase was driven by a $98.4 million increase in Investment Income partially offset by a decrease of $29.1 million in Performance Fees and a decrease of $21.5 million in Total Management Fees.

Performance Fees, which are determined on a fund-by-fund basis, were $308.4 million for the year ended December 31, 2010, a decrease of $29.1 million, compared to $337.5 million for the year ended December 31, 2009. The decrease was principally attributable to a lower rate of appreciation of BCP IV, which generated net returns of 30% for the year ended December 31, 2010 compared to 35% for the year ended December 31, 2009. Investment Income was $168.6 million, an increase of $98.4 million, compared to $70.2 million for the year ended December 31, 2009, principally driven by BCP V, which generated a net return of 27% for the year ended December 31, 2010 compared to 1% for the year ended December 31, 2009. The positive performance of our private equity funds was driven by appreciation in the value of our privately held portfolio investments and increases in share prices of our publicly held portfolio investments, slightly offset by foreign exchange losses. The fair value appreciation in our private portfolio in 2010 was primarily due to continued improvement in operating performance driven by companies across various sectors, especially hospitality/leisure, retail/consumer and healthcare. At December 31, 2010, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.5 times investors’ original investments; excluding funds which were still in their Investment Period, the current returns were 2.3 times investors’ original investments.

The Realized Performance Fees for the year ended December 31, 2010 of $156.9 million was primarily attributable to our public portfolio, with multiple secondary offerings of TRW Automotive Holdings Corp., a final exit of Cineworld and the public offering of TDC. Realized performance fees were also earned from private holdings in our hospitality/leisure and healthcare industries. Realized Investment Income was $15.3 million for the year ended December 31, 2010, a decrease of $21.6 million compared to $37.0 million for the year ended December 31, 2009.

Total Management Fees were $335.4 million for the year ended December 31, 2010, a decrease of $21.5 million compared to $356.8 million for the year ended December 31, 2009. Transaction Fees decreased $14.1 million to $72.2 million. Base Management Fees were $263.3 million for the year ended December 31, 2010, a decrease of $7.2 million compared to $270.5 million for the year ended December 31, 2009, principally as a result of dispositions in our invested funds which earn fees based on remaining capital.

Revenues were $775.2 million for the year ended December 31, 2009, an increase of $1.1 billion compared to $(286.2) million for the year ended December 31, 2008. The increase in revenues was primarily attributed to an increase of $768.0 million in Performance Fees, an increase of $252.8 million in Investment Income (Loss) and an increase of $41.0 million in Total Management Fees.

Performance Fees, which are determined on a fund-by-fund basis, were $337.5 million for the year ended December 31, 2009, an increase of $768.0 million compared to $(430.5) million for the year ended December 31, 2008. Investment Income (Loss) was $70.2 million, an increase of $252.8 million compared to $(182.5) million for the year ended December 31, 2008. These increases were driven by the improved performance of our funds. At December 31, 2009, the unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our contributed Private Equity funds represented 1.3 times investors’ original investments. Over 50% of the appreciation in fair value for 2009 was attributable to increased share prices of various publicly held investments, notably TRW Automotive Holdings Corp. and TeamHealth Holdings, Inc., a company that Blackstone took public during the fourth quarter of 2009. The segment’s private portfolio contributed approximately one-third to the overall appreciation in fair value for 2009. This improvement was primarily due to two investments sold during 2009, Orangina Schweppes (consumer sector) and Stiefel Laboratories, Inc.

(healthcare sector). At a fund level, the appreciation in fair value was primarily attributed to BCP IV, which generated $340.4 million in Performance Fees and $57.2 million in Investment Income. Within BCP IV, publicly traded TRW Automotive accounted for one-third of the contribution to our Performance Fees and approximately 15% of the contribution to Investment Income (Loss). Orangina Schweppes and Kosmos Energy, LLC each accounted for approximately 20% of Performance Fees and slightly over 25% of Investment Income within BCP IV. The Realized Performance Fees and Investment Income (Loss) for 2009 of $34.0 million and $37.0 million, respectively, were primarily attributable to our sale of Orangina Schweppes and a Sithe Global Power LLC investment.

Total Management Fees were $356.8 million for the year ended December 31, 2009, an increase of $41.0 million compared to $315.9 million for the year ended December 31, 2008. Transaction and Other Fees increased $34.5 million primarily due to lower offsets for spending on due diligence for potential transactions. Base Management Fees were $270.5 million for the year ended December 31, 2009, relatively unchanged compared to the year ended December 31, 2008 as Fee-Earning Assets Under Management also remained relatively unchanged for the comparable period.

Expenses

Expenses were $342.9 million for the year ended December 31, 2010, an increase of $58.1 million, compared to $284.8 million for the year ended December 31, 2009. Compensation remained relatively flat compared to the prior year period. Performance Fee Compensation, which is based on the performance of individual investments held by a fund, increased $32.9 million to $53.9 million compared to the prior year period. Other Operating Expenses increased $27.1 million to $109.6 million, principally due to an increase in interest expense, professional fees, fundraising expenses and other non-compensation expenses.

Expenses were $284.8 million for the year ended December 31, 2009, an increase of $178.4 million, or 168%, compared to $106.3 million for the year ended December 31, 2008. Compensation and Benefits increased in total with Compensation increasing $34.7 million to $181.3 million and Performance Fee Compensation increasing $151.4 million to $21.0 million compared to the year ended December 31, 2008. The increase in Compensation was primarily due to an increase in management fee revenues, as a portion of compensation is directly related to the profitability of the segment. The increase in Performance Fee Compensation was a result of reversing the negative compensation of $(126.9) million in 2008 from the write-down of prior period carried interest allocations due to the decline in fair value of certain portfolio investments. Other Operating Expenses decreased $7.7 million to $82.5 million, principally due to decreases in professional fees and interest expense.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$24,521,394	$25,509,163	$25,040,513
Inflows, including Commitments	1,033,240	84,202	515,979
Outflows, including Distributions	(1,380,505)	(411,459)	(47,329)
Market Appreciation (Depreciation)	14,426	(660,512)	—

Balance, End of Period (a)	$24,188,555	$24,521,394	$25,509,163

Increase (Decrease)	-1%	-4%	2%

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Assets Under Management
(End of Period) (a)	$29,319,136	$24,758,992	$23,933,511	$4,560,144	18%	$825,481	3%

Capital Deployed
Limited Partner Capital Invested	$1,653,493	$1,541,974	$3,760,262	$111,519	7%	$(2,218,288)	-59%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2010 include $536.5 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $24.2 billion at December 31, 2010, a decrease of $332.8 million, or 1%, compared with $24.5 billion at December 31, 2009. For the year ended December 31, 2010, inflows of $1.0 billion were driven by capital raised for our joint venture fund in Korea and Blackstone Clean Technology Partners, as well as follow-on investments made in our invested funds. Outflows of $1.4 billion were mostly driven by the termination of management fees in our BCP III fund and the sale of certain holdings in our invested funds. Market appreciation of $14.4 million for 2010 was due to the foreign exchange impact on our joint venture fund in Korea. Subsequent to year end, we terminated the investment period for BCP V and commenced the investment period for BCP VI.

Fee-Earning Assets Under Management were $24.5 billion at December 31, 2009, a decrease of $987.8 million compared with $25.5 billion at December 31, 2008. The decrease was driven primarily by market depreciation of $660.5 million that resulted from a net depreciation in the fair value of certain portfolio investments in BCP IV and BCOM. Inflows were $84.2 million for the year ended December 31, 2009, a decrease of $431.8 million from the year ended December 31, 2008, primarily due to a reduction in Limited Partner Capital Invested in our funds that charge management fees based on invested capital—BCP II, BCP III, BCP IV, and BCOM. Outflows for the year ended December 31, 2009 were $411.5 million, an increase of $364.1 million compared to $47.3 million for the year ended December 31, 2008. The outflows were primarily due to realizations of investment gains and return of capital in our funds that charge management fees based on invested capital.

Assets Under Management

Assets Under Management were $29.3 billion at December 31, 2010, an increase of $4.6 billion, or 18%, compared with $24.8 billion at December 31, 2009. For the year ended December 31, 2010, the increase was primarily due to net appreciation of $5.9 billion in the fair value of our portfolio investments and inflows of $755.1 million, partially offset by realizations of $2.1 billion. BCP V closed its investment period subsequent to year end, thereby commencing the investment period for BCP VI.

Assets Under Management were $24.8 billion at December 31, 2009, an increase of $825.5 million, or 3%, compared with $23.9 billion at December 31, 2008. The increase was primarily due to net appreciation of $2.0 billion in the fair value of our portfolio investments and inflows of $490.8 million, partially offset by realizations of $1.6 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $1.7 billion for the year ended December 31, 2010, an increase of $111.5 million, or 7%, compared to $1.5 billion for the year ended December 31, 2009. The increase was primarily attributable to a number of new transactions in Asia.

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

The following table presents the Net Internal Rates of Return of our significant BCP funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Year Ended December 31,			Inception to Date
Fund	2010	2009	2008	Total	Realized (b)
BCP IV	30%	35%	-17%	40%	52%
BCP V	27%	1%	-35%	-1%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and Carried Interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The net internal rate of return for BCP IV for the year ended December 31, 2010 was 30% compared to 35% for the previous year. The net internal rate of return for BCP V for the year ended December 31, 2010 of 27% significantly improved from 1% in the previous year due to continued improvement in operating performance of its private investments driven by companies in various sectors, especially hospitality/leisure, retail/consumer and healthcare.

The following table presents the investment record of the private equity funds from inception through December 31, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized /Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Dollars in Millions)				(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	19%	2.6	$679	$1,742	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,253	32%	2.5	1,201	3,123	37%	2.6
BCP III (Aug 1997 / Nov 2002)	4,026	8,219	13%	2.0	3,402	7,151	18%	2.1
BCOM (June 2000 / Jun 2006)	2,132	2,933	8%	1.4	1,215	2,149	24%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,300	18,664	40%	2.6	5,120	14,987	52%	2.9

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(e)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $2.7 billion.

The following table presents the investment record of the private equity funds from inception through December 31, 2010 for funds with open investment periods:

Funds in the Investment Period
	Total Investments					Realized /Partially Realized Investments (a)
		Total				Total
Fund (Investment Period)	Available Capital (b)	Invested Capital	Carrying Value (c)	Net IRR (d)	MOIC (e)	Invested Capital	Carrying Value (c) (f)	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$3,281	$18,148	$18,490	-1%	1.0	$1,857	$2,370	5%	1.3

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $1.8 billion committed to deals but not yet invested. The segment has $832.8 million of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $739 million.

The Private Equity segment has two contributed funds with closed investment periods, BCP IV and BCOM. As of December 31, 2010, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were deemed worthless. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns and is entitled to Carried Interest on those gains.

The following table presents the Carried Interest status of our private equity funds in their investment period which are currently not generating performance fees as of December 31, 2010:

		Gain to Cross Carried Interest Threshold (a)
Funds in the Investment Period	Available Capital (b)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$3,281	$4,976	12%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital (including side-by-side investments).
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$338,428	$328,447	$295,921	$9,981	3%	$32,526	11%
Transaction and Other Fees, Net	59,914	25,838	36,046	34,076	132%	(10,208)	-28%
Management Fee Offsets	(1,071)	(2,467)	(4,969)	1,396	57%	2,502	50%

Total Management Fees	397,271	351,818	326,998	45,453	13%	24,820	8%

Performance Fees
Realized	40,288	(3,039)	24,681	43,327	N/M	(27,720)	N/M
Unrealized	256,971	(252,180)	(843,704)	509,151	N/M	591,524	70%

Total Performance Fees	297,259	(255,219)	(819,023)	552,478	N/M	563,804	69%

Investment Income (Loss)
Realized	11,251	6,164	3,778	5,087	83%	2,386	63%
Unrealized	318,979	(125,624)	(238,650)	444,603	N/M	113,026	47%

Total Investment Income (Loss)	330,230	(119,460)	(234,872)	449,690	N/M	115,412	49%
Interest and Dividend Revenue	11,173	6,030	5,880	5,143	85%	150	3%
Other	(336)	3,261	3,008	(3,597)	N/M	253	8%

Total Revenues	1,035,597	(13,570)	(718,009)	1,049,167	N/M	704,439	98%

Expenses
Compensation and Benefits
Compensation	183,177	158,115	150,684	25,062	16%	7,431	5%
Performance Fee Compensation
Realized	15,844	3,506	1,090	12,338	N/M	2,416	N/M
Unrealized	122,864	(113,981)	(74,981)	236,845	N/M	(39,000)	-52%

Total Compensation and Benefits	321,885	47,640	76,793	274,245	N/M	(29,153)	-38%
Other Operating Expenses	74,189	56,325	55,782	17,864	32%	543	1%

Total Expenses	396,074	103,965	132,575	292,109	N/M	(28,610)	-22%

Economic Net Income	$639,523	$(117,535)	$(850,584)	$757,058	N/M	$733,049	86%

Revenues

Revenues were $1.0 billion for the year ended December 31, 2010, an improvement of $1.0 billion compared to $(13.6) million for the year ended December 31, 2009. The increase in revenues was primarily attributed to an increase of $552.5 million in Performance Fees, an increase of $449.7 million in Investment Income (Loss) and an increase of $45.5 million in Total Management Fees.

Performance Fees, which are determined on a fund-by-fund basis, were $297.3 million for the year ended December 31, 2010, an increase of $552.5 million compared to $(255.2) million for the prior year. The increase in Performance Fees was primarily driven by the reversal of prior period performance fees in BREP IV and BREP V, resulting from the appreciation of the funds’ investments. Investment Income (Loss) was $330.2 million for the year ended December 31, 2010, an increase of $449.7 million compared to $(119.5) million for the year ended December 31, 2009. For the year ended December 31, 2010, valuation increases across most of the segment’s investments had the largest impact on investment income, primarily driven by Equity Office Properties Trust and Hilton Hotels Corporation. The increase in both Performance Fees and Investment Income (Loss) was driven by better performance of our carry funds. The December 31, 2010, unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our Real Estate carry funds represented 1.4 times investors’ original investments.

The Realized Performance Fees and Realized Investment Income for 2010 of $40.3 million and $11.3 million, respectively, were primarily attributable to realized gains in our debt investment funds.

Total Management Fees were $397.3 million for the year ended December 31, 2010, an increase of $45.5 million compared to $351.8 million for the year ended December 31, 2009. Base Management Fees were $338.4 million for the year ended December 31, 2010, an increase of $10.0 million compared to the prior year, driven by an increase in Fee-Earning Assets Under Management of 13% from the prior year, which was primarily from capital raised for our new debt investment funds and additional co-investment capital, along with the fees generated by the commencement of our management of the Bank of America Merrill Lynch Asia assets. Transaction and Other Fees increased $34.1 million, primarily due to an increase in the number and size of closed fee-earning transactions in 2010 and fees generated from the commencement of our management of the Bank of America Merrill Lynch Asia assets.

Revenues were $(13.6) million for the year ended December 31, 2009, an improvement of $704.4 million compared to $(718.0) million for the year ended December 31, 2008. The increase in revenues was primarily attributed to an improvement of $563.8 million in Performance Fees, an improvement of $115.4 million in Investment Income (Loss) and an increase of $24.8 million in Total Management Fees.

Performance Fees, which are determined on a fund-by-fund basis, were $(255.2) million for the year ended December 31, 2009, an improvement of $563.8 million compared to $(819.0) million for the year ended December 31, 2008. In 2008, the funds experienced significant unrealized valuation reductions. As a result, the prior period performance fees were reversed, primarily in BREP IV, V and VI, resulting in the loss of $819.0 million for the year ended December 31, 2008. For the first half of 2009, the funds continued to experience unrealized valuation reductions; however, the losses were limited to prior period performance fees not yet reversed in BREP IV and BREP V. During the second half of 2009 the funds experienced a general stabilization of fair value, which resulted in an overall 2009 loss of $255.2 million.

Investment Income (Loss) was $(119.5) million for the year ended December 31, 2009, an improvement of $115.4 million compared to $(234.9) million for the year ended December 31, 2008. For the year ended December 31, 2009, valuation reductions in BREP V ($(27.1) million) and BREP VI ($(83.5) million) had the largest impact on investment income, primarily driven by the decline in valuations of our holdings in Trizec Properties Inc., CarrAmerica Realty Corporation, Equity Office Properties Trust and Hilton Hotels Corporation. The improvement was driven by better performance of our BREP funds and our real estate debt hedge funds.

Despite significant unrealized markdowns over the preceding 18 months, unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds as of December 31, 2009, represented 0.9 times investors’ original investments.

The Realized Performance Fees and Investment Income (Loss) for 2009 of $(3.0) million and $6.2 million, respectively, were primarily attributable to our realized loss in a residential home-building investment (BREP IV), which was partially offset by realized gains in our debt investment funds.

Total Management Fees were $351.8 million for the year ended December 31, 2009, an increase of $24.8 million compared to $327.0 million for the year ended December 31, 2008. Base Management Fees were $328.4 million for the year ended December 31, 2009, an increase of $32.5 million compared to the year ended December 31, 2008, driven by a full year of management fees from our European focused real estate fund and an increase in Fee-Earning Assets Under Management of 3% from the year ended December 31, 2008, which was primarily from capital raised for our new debt investment funds. Transaction and Other Fees decreased $10.2 million, primarily due to a reduction in the number and size of closed fee-earning transactions in 2009.

Expenses

Expenses were $396.1 million for the year ended December 31, 2010, an increase of $292.1 million compared to $104.0 million for the year ended December 31, 2009. The increase was primarily attributable to a $249.2 million increase in Performance Fee Compensation, primarily as a result of the increase in Performance Fees revenue in the current year period compared to the reversal of prior period accrued performance fees in the prior year period. Compensation increased $25.1 million as a result of the increase in profitability as a portion of compensation is directly related to the profitability of the segment and an increase in headcount related to the commencement of the management of the Bank of America Merrill Lynch Asia assets. Other Operating Expenses increased $17.9 million primarily due to an increase in interest expense and professional fees.

Expenses were $104.0 million for the year ended December 31, 2009, a decrease of $28.6 million, or 22%, compared to $132.6 million for the year ended December 31, 2008. Compensation rose 5%, or $7.4 million, to $158.1 million for the year ended December 31, 2009. The increase was primarily due to an increase in compensation of senior personnel which is calculated based on segment profitability. Performance Fee Compensation was $(110.5) million for the year ended December 31, 2009, a decrease of $36.6 million, or 50%, compared to $(73.9) million for the year ended December 31, 2008. The decrease resulted principally from the reversal of prior period performance fee allocations to certain personnel of $70.6 million in 2008, compared to $113.1 million in 2009, as a result of unrealized valuation reductions of certain portfolio investments. Other Operating Expenses remained relatively unchanged from the year ended December 31, 2008.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$23,708,057	$22,970,438	$18,637,673
Inflows, including Commitments	4,033,782	1,009,216	5,140,183
Outflows, including Distributions	(951,922)	(428,092)	(582,652)
Market Appreciation (Depreciation)	24,797	156,495	(224,766)

Balance, End of Period	$26,814,714	$23,708,057	$22,970,438

Increase (Decrease)	13%	3%	23%

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Assets Under Management
(End of Period)	$33,165,124	$20,391,334	$24,154,642	$12,773,790	63%	$(3,763,308)	-16%

Capital Deployed
Limited Partner Capital Invested	$4,072,527	$884,151	$968,684	$3,188,376	N/M	$(84,533)	-9%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $26.8 billion at December 31, 2010, an increase of $3.1 billion, or 13%, compared with $23.7 billion at December 31, 2009. Current year inflows of $4.0 billion were primarily related to the commencement of our management of the Bank of America Merrill Lynch Asia assets and capital raised by our real estate debt investment funds and the deployment of additional co-investment capital. Current year outflows were $951.9 million, primarily due to realizations generated by both the Bank of America Merrill Lynch Asia assets that we manage and our real estate debt investment funds, along with the full write-down of a European hotel portfolio investment. Market appreciation in the current year of $24.8 million was primarily due to net valuation increases for certain of our real estate debt investment funds that charge management fees based on net asset value, offset by an unfavorable foreign exchange impact on commitments from our European focused real estate fund. Prior year market appreciation of $156.5 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate fund.

Fee-Earning Assets Under Management were $23.7 billion at December 31, 2009, an increase of $737.6 million, or 3%, compared with $23.0 billion at December 31, 2008. The increase was primarily driven by capital raised and deployed by our real estate debt investment funds since the end of 2008. As discussed above, the year ended December 31, 2009 inflows were primarily related to capital deployed by our real estate debt investment funds whereas the year ended December 31, 2008 inflows included $4.6 billion of capital raised for our European focused real estate fund. The year ended December 31, 2009 outflows were $428.1 million, primarily due to realizations in BREP IV and the end of the fund’s term for BREP III, whereas the year ended December 31, 2008 outflows of $582.7 million were primarily driven by unused capital commitments at the end of the BREP International II investment period in 2008 being earmarked for fund reserves and no longer earning fees until drawn. Additional increases in the current year of $156.5 million were due to the impact of favorable foreign exchange fluctuations on committed capital for our European focused real estate fund and net valuation increases for certain of our debt investment funds. The year ended December 31, 2008 included additional decreases to fee-earning assets of $224.8 million which were primarily due to the unfavorable foreign exchange impact on commitments from our European focused real estate fund.

Assets Under Management

At December 31, 2010, Assets Under Management were $33.2 billion, an increase of $12.8 billion, or 63%, compared with $20.4 billion at December 31, 2009. The change was primarily due to market appreciation of $8.9 billion, continued fundraising in our real estate debt funds, the deployment of additional co-investment capital and the commencement of our management of the Bank of America Merrill Lynch Asia assets.

Our real estate debt investment funds obtained additional capital commitments of $685.3 million in January and February 2011.

At December 31, 2009, Assets Under Management were $20.4 billion, a decrease of $3.8 billion, or 16%, compared with $24.2 billion at December 31, 2008. The change was primarily due to net reductions in the fair value of underlying portfolio investments of $3.8 billion, which were substantially all unrealized.

Limited Partner Capital Invested

For the year ended December 31, 2010, Limited Partner Capital Invested was $4.1 billion, an increase of $3.2 billion from $884.2 million for the year ended December 31, 2009. These increases reflected the favorable investment environment, resulting in increased investment activity by our BREP VI and debt investment funds.

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

The following table presents the Net Internal Rates of Return of our significant real estate funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Year Ended			December 31, 2010
	December 31,			Inception to Date
Fund	2010	2009	2008	Total	Realized (b)
BREP IV	30%	-32%	-39%	16%	68%
BREP V	61%	-35%	-31%	7%	74%
BREP International II (c)	84%	-32%	-40%	-4%	3%
BREP International (c)	8%	9%	-33%	23%	31%
BREP VI	137%	-40%	-43%	6%	95%
BREP Europe III (c)	147%	N/A	N/A	27%	N/A
BSSF II (d)	21%	23%	N/A	23%	42%
BSSF I (d)	15%	21%	-9%	13%	N/A
CMBS (d)	20%	17%	N/A	21%	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Euro based net internal rates of return.
(d)	Represents returns for a partial year of investing which commenced for the CMBS fund in May 2009, BSSF II in July 2009, and BSSF I in August 2008.

The real estate funds’ net internal rates of return for the year ended December 31, 2010 were improved for all funds (except BSSF I, BSSF II and BREP International) compared to the year ended December 31, 2009. Generally, improvement in the fundamentals of the BREP funds’ hotels, improving market conditions in the BREP funds’ office investments and the opportunity to acquire certain property level debt below par, has led to increases in the valuation of our investments.

The following table presents the investment record of the real estate carry funds from inception through December 31, 2010 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments				Realized / Partially Realized Investments (a)
	Total				Total
Fund (Investment Period)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)	Invested Capital	Carrying Value (b) (e)	Net IRR (c)	MOIC (d)
	(Amounts in Millions)				(Amounts in Millions)
Pre-BREP	$141	$345	33%	2.5	$141	$345	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	40%	2.8	$467	$1,328	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	19%	2.1	$1,219	$2,525	19%	2.1
BREP III (Apr 1999 / Apr 2003)	$1,415	$3,328	21%	2.4	$1,362	$3,318	23%	2.4
BREP Int’l (Jan 2001 / Sep 2005)	€658	€1,287	23%	2.0	€566	€1,236	31%	2.2
BREP IV (Apr 2003 / Dec 2005)	$2,737	$3,979	16%	1.5	$1,074	$2,517	68%	2.3
BREP V (Dec 2005 / Feb 2007)	$5,515	$7,067	7%	1.3	$951	$1,885	74%	2.0
BREP Int’l II (Sep 2005 / Jun 2008)	€1,336	€1,270	-4%	1.0	€162	€193	3%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(e)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $652.5 million and €143.4 million.

The following table presents the investment record of the real estate carry funds, excluding separately managed accounts, from inception through December 31, 2010 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital	Carrying Value (b)	Net IRR (c)	MOIC (d)
	(Amounts in Millions)
BREP VI (Feb 2007 / Aug 2012)	$3,319	$7,708	$9,487	6%	1.2
BREP Europe III (Jun 2008 / Dec 2013)	€3,140	€91	€293	27%	3.2
BSSF II (Jul 2009 / Aug 2017)	$581	$588	$732	23%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $314 million committed to deals but not yet invested. Additionally, the segment has $775 million of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Carrying value includes realized proceeds and unrealized fair value.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(d)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2010:

	Gain to Cross Carried Interest Threshold (b)
Fully Invested Funds (a)	Amount	% Change in Total Enterprise Value (c)
	(Amounts in Millions)
BREP V (Dec 2005 / Feb 2007) (d)	$218	1%
BREP Int’l II (Sep 2005 / Jun 2008)	€613	13%

(a)	As of December 31, 2010, (a) BREP International was above its Carried Interest preferred return threshold even if all remaining investments were deemed worthless, and (b) BREP IV was above its Carried Interest preferred return threshold.
(b)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.
(d)	BREP V is currently below its Carried Interest threshold but has generated inception to date positive returns and is entitled to Carried Interest on those gains.

The following table presents the Carried Interest status of our real estate carry funds with open investment periods that are currently not generating performance fees as of December 31, 2010:

		Gain to Cross Carried Interest Threshold (b)
Funds in the Investment Period (a)	Available Capital (c)	Amount	% Change in Total Enterprise Value (d)
	(Dollars in Millions)
BREP VI (Feb 2007 / Aug 2012)	$3,319	$333	1%

(a)	As of December 31, 2010, BREP Europe III and BSSF II were above their Carried Interest preferred return threshold.
(b)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(c)	Available Capital represents total capital commitments, adjusted for certain expenses and expired or recallable capital, less invested capital (including side-by-side investments).
(d)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Credit and Marketable Alternatives

The following table presents our results of operations for our Credit and Marketable Alternatives segment:

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$467,736	$400,873	$476,836	$66,863	17%	$(75,963)	-16%
Transaction and Other Fees, Net	5,229	2,866	8,516	2,363	82%	(5,650)	-66%
Management Fee Offsets	(1,054)	(14,694)	(6,606)	13,640	93%	(8,088)	-122%

Total Management Fees	471,911	389,045	478,746	82,866	21%	(89,701)	-19%

Performance Fees
Realized	164,506	43,282	15,081	121,224	N/M	28,201	187%
Unrealized	156,161	114,556	(12,822)	41,605	36%	127,378	N/M

Total Performance Fees	320,667	157,838	2,259	162,829	103%	155,579	N/M

Investment Income (Loss)
Realized	19,518	(15,031)	(82,142)	34,549	N/M	67,111	82%
Unrealized	28,833	96,016	(257,084)	(67,183)	-70%	353,100	N/M

Total Investment Income (Loss)	48,351	80,985	(339,226)	(32,634)	-40%	420,211	N/M
Interest and Dividend Revenue	4,907	3,452	8,527	1,455	42%	(5,075)	-60%
Other	(391)	1,025	1,214	(1,416)	N/M	(189)	-16%

Total Revenues	845,445	632,345	151,520	213,100	34%	480,825	N/M

Expenses
Compensation and Benefits
Compensation	218,643	198,117	239,436	20,526	10%	(41,319)	-17%
Performance Fee Compensation
Realized	79,845	20,854	8,162	58,991	N/M	12,692	156%
Unrealized	84,462	67,493	(6,643)	16,969	25%	74,136	N/M

Total Compensation and Benefits	382,950	286,464	240,955	96,486	34%	45,509	19%
Other Operating Expenses	90,466	80,661	106,027	9,805	12%	(25,366)	-24%

Total Expenses	473,416	367,125	346,982	106,291	29%	20,143	6%

Economic Net Income	$372,029	$265,220	$(195,462)	$106,809	40%	$460,682	N/M

Revenues

Revenues were $845.4 million for the year ended December 31, 2010, an increase of $213.1 million compared to the year ended December 31, 2009. The increase in revenues was primarily attributed to increases of $162.8 million in Performance Fees and an increase of $82.9 million in Total Management Fees. These increases were partially offset by a decrease of $32.6 million in Investment Income (Loss) to $48.4 million, compared to $81.0 million for the prior year period.

Performance Fees were $320.7 million for the year ended December 31, 2010, an increase of $162.8 million from the prior year period. The increase in Performance Fees was primarily attributable to improved returns in the segment’s credit-oriented funds and an increase in the amount of Fee-Earning Assets Under Management which are earning Incentive Fees in our funds of hedge funds business. The net core funds composite return for Blackstone’s funds of hedge funds was 8.5% for the full year 2010 compared to 16.0% for the full year 2009. Despite this, the proportion of Fee-Earning Assets Under Management related to funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the year ended December 31, 2010 compared to the year ended December 31, 2009. The net core funds returns in Blackstone’s credit-oriented business were 15.7% for the credit-oriented special situations hedge funds, 17.9% for the GSO mezzanine debt drawdown funds and 35.9% for the GSO distressed drawdown funds for the full year 2010 compared to 28.8% for the credit-oriented special situations hedge funds and 15.4% for the GSO mezzanine debt drawdown funds for the full year 2009 and 4.4% for the GSO distressed drawdown funds which began investing in September 2009. Each of the credit-oriented fund returns represents a weighted-average return for the U.S. domestic and offshore funds, as applicable to each return. Investment Income (Loss) was $48.4 million, a decrease of $32.6 million compared to $81.0 million for the year ended December 31, 2009. The decrease was primarily related to our funds of hedge funds and certain of our credit-oriented funds.

The Realized Performance Fees for the year ended December 31, 2010 of $164.5 million were driven primarily by our credit-oriented funds. The Realized Investment Income (Loss) for the year ended December 31, 2010 of $19.5 million was driven primarily by our credit-oriented funds and our funds of hedge funds business.

Total Management Fees were $471.9 million for the year ended December 31, 2010, an increase of $82.9 million compared to $389.0 million for the year ended December 31, 2009. Base Management Fees were $467.7 million for the year ended December 31, 2010, an increase of $66.9 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year period, which was primarily from positive net inflows in our funds of hedge funds and credit-oriented funds businesses, the April 1, 2010 acquisition of $3.5 billion of management agreements relating to CLO vehicles by our credit-oriented businesses and market appreciation in our funds of hedge funds.

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

Performance Fees increased $155.6 million for the year ended December 31, 2009 to $157.8 million. The increase in Performance Fees was attributable to net appreciation of the investment portfolios in addition to fee-earning inflows of $6.3 billion, principally in certain of our funds of hedge funds and credit-oriented funds, compared to the year ended December 31, 2008 which included minimal Performance Fees. The net composite returns in our funds of hedge funds was 16% in 2009 compared to (20)% in 2008. As a result, the Fee-Earning Assets Under Management above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during 2009 compared to 2008 (see table below). The increase of $420.2 million in

Investment Income (Loss) to $81.0 million was primarily related to improved returns on our investments in our funds of hedge funds, proprietary hedge funds and certain of our credit-oriented funds. Additionally, 2008 included a loss of $60.1 million on our investments in certain of our proprietary hedge funds which were liquidated at the end of 2008. Both Investment Income and Performance Fees benefited from favorable conditions in equity and credit markets for most of 2009.

For the year ended 2009, Realized Performance Fees of $43.3 million were driven primarily by incentive fees earned by our funds of hedge funds business of $30.7 million. The Realized Investment Income (Loss) was $(15.0) million.

Expenses

Expenses were $473.4 million for the year ended December 31, 2010, an increase of $106.3 million, or 29%, compared to $367.1 million for the year ended December 31, 2009. The $106.3 million increase was primarily attributed to a $76.0 million increase in Performance Fee Compensation and a $9.8 million increase in Other Operating Expenses. The $76.0 million increase in Performance Fee Compensation was driven by the positive returns of our credit-oriented funds and our funds of hedge funds. Other Operating Expenses increased $9.8 million principally due to an increase in professional fees and interest expense.

Expenses were $367.1 million for the year ended December 31, 2009, an increase of $20.1 million, or 6%, compared to $347.0 million for the year ended December 31, 2008. Compensation was $198.1 million for the year ended December 31, 2009, a decrease of $41.3 million, compared to $239.4 million for the year ended December 31, 2008. The decreases were primarily due to a decrease in management fee revenues, as a portion of compensation is directly related to the profitability of each of the businesses of the segment, and the impact of headcount reductions as a result of the restructuring of two of our single manager proprietary hedge funds and our credit-oriented funds. Performance Fee Compensation was $88.3 million for the year ended December 31, 2009, an increase of $86.8 million, compared to $1.5 million for the year ended December 31, 2008. The increase resulted principally from the accrual of carried interest allocations to certain personnel due to the positive adjustments in fair value of certain portfolio investments.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$47,867,546	$42,561,456	$39,474,067
Inflows, including Commitments	13,183,840	6,314,387	21,758,442
Outflows, including Distributions	(5,653,946)	(6,326,174)	(7,079,434)
Market Appreciation (Depreciation) (a)	3,099,513	5,317,877	(11,591,619)

Balance, End of Period	$58,496,953	$47,867,546	$42,561,456

Increase (Decrease)	22%	12%	8%

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Assets Under Management (End of Period)	$65,639,660	$53,032,802	$46,471,064	$12,606,858	24%	$6,561,738	14%

Capital Deployed Limited Partner Capital Invested (a)	$1,407,993	$721,401	$1,819,705	$686,592	95%	$(1,098,304)	-60%

(a)	Entirely attributable to funds within our credit-oriented business.

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark and/or Hurdle (a)
	As of December 31,			As of December 31,
	2010	2009	2008	2010	2009	2008
	(Dollars in Thousands)
Funds of Hedge Funds (b)	$16,367,845	$13,695,111	$11,349,475	76%	40%	0%
GSO Hedge Funds (c)	3,059,373	2,918,630	4,020,446	96%	69%	4%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Blackstone Fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For our funds of hedge funds, at December 31, 2010 the incremental appreciation needed for the 24% of Fee-Earning Assets Under Management below their respective High Water Marks to reach their respective High Water Marks was $324.1 million, a decrease of $609.4 million, or 65.3%, compared to $933.4 million at December 31, 2009. Of the Fee-Earning Assets Under Management below their respective High Water Marks as of December 31, 2010, 31.8% were within 2% of reaching their respective High Water Mark.
(c)	The GSO Hedge Funds consist of the credit-oriented special situations hedge funds and other credit-oriented hedge funds that are eligible for incentive fees.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $58.5 billion at December 31, 2010, an increase of $10.6 billion, or 22%, compared to $47.9 billion at December 31, 2009. The change was primarily due to net inflows of $7.5 billion, which included the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to CLO vehicles, and net inflows in our funds of hedge funds business of $3.2 billion, and market appreciation of $3.1 billion primarily driven by our funds of hedge funds business. Current year inflows of $13.2 billion and outflows of $5.7 billion were both primarily related to our credit-oriented funds and our funds of hedge funds. Our funds of hedge funds had net inflows of $2.2 billion in January and February 2011.

Fee-Earning Assets Under Management were $47.9 billion at December 31, 2009, an increase of $5.3 billion, or 12%, compared to $42.6 billion at December 31, 2008. The increase was primarily driven by market appreciation of $3.7 billion in our funds of hedge funds, $908.0 million in our credit platform funds and $698.5 million in our closed-end mutual funds. Additionally, $6.3 billion of outflows (generally a result of liquidity needs of limited partners), were offset by inflows. The inflows of $6.3 billion for 2009 were $15.4 billion less than the $21.8 billion of inflows for 2008. The decrease was primarily due to the acquisition of GSO, which contributed $10.9 billion of inflows, being included in the 2008 inflows. Outflows were $6.3 billion for 2009, a decrease of $753.3 million compared to $7.1 billion for 2008. The decrease was primarily related to the liquidation of certain proprietary hedge funds at the end of 2008. Market appreciation was $5.3 billion for 2009, an increase of $16.9 billion. This increase was primarily a result of more favorable market conditions which resulted in significantly improved returns for virtually all of our funds in 2009.

Assets Under Management

Assets Under Management were $65.6 billion at December 31, 2010, an increase of $12.6 billion, or 24%, compared to $53.0 billion at December 31, 2009. The change was primarily due to net inflows across our funds of $8.4 billion primarily attributable to the April 1, 2010 acquisition of $3.5 billion of management agreements relating to CLO vehicles and net inflows in our funds of hedge funds of $3.1 billion.

Assets Under Management were $53.0 billion at December 31, 2009, an increase of $6.6 billion, or 14%, compared to $46.5 billion at December 31, 2008. The change was driven by $4.0 billion of net market appreciation in our funds of hedge funds and $2.4 billion in our credit platform funds. Additionally, $7.7 billion of outflows were mostly offset by $7.2 billion of inflows.

Limited Partner Capital Invested

Limited Partner Capital Invested by our credit-oriented carry funds was $1.4 billion for the year ended December 31, 2010, an increase of $686.6 million compared to $721.4 million for the year ended December 31, 2009.

Limited Partner Capital Invested in carry funds was $721.4 million for the year ended December 31, 2009, a decrease of $1.1 billion compared to $1.8 billion for the year ended December 31, 2008. The year ended December 31, 2008 included investments made by certain of our credit-oriented funds launched in 2008.

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

	Average Annual Net Returns (a)
	Periods Ended December 31, 2010
Composite / Fund	One Year	Three Year	Five Year	Historical
Funds of Hedge Funds, Core Funds Composite (b)	9%	—	5%	7%
Credit-Oriented Special Situations Hedge Funds (c)	16%	6%	8%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s funds of hedge funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.
(c)	The Credit-Oriented Special Situations Hedge Funds returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Net Internal Rates of Return of our significant Credit and Marketable Alternatives credit-oriented drawdown funds:

	Net Total Change in Carrying Value (Realized and Unrealized) (a)
	Year Ended December 31,			Inception to Date
Fund	2010	2009	2008
GSO Mezzanine Debt Drawdown Funds (b)	18%	15%	6%	15%
GSO Distressed Drawdown Funds (c)	36%	4%	N/A	35%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net total change in carrying value (realized and unrealized) is after management fees, expenses and performance fee allocations.
(b)	The GSO Mezzanine Debt Drawdown Funds returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The GSO Distressed Drawdown Funds returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date and 2009 annual returns are from September 2009, which is when the funds commenced investing.

The following table presents the investment record of the significant Credit and Marketable Alternatives credit-oriented drawdown funds from inception through December 31, 2010 for funds with open investment periods:

Fund (Investment Period)	Funds in the Investment Period
		Total Investments				Realized /Partially Realized Investments (a)
		Total				Total
	Available Capital (b)	Invested Capital	Carrying Value (c)	Net IRR (d)	MOIC (e)	Invested Capital	Carrying Value (c) (f)	MOIC (e)
	(Dollars in Millions)				(Dollars in Millions)
GSO Mezzanine Debt Drawdown Funds (Jul 2007 / Jul 2012)	$823	$1,935	$2,470	15%	1.3	$971	$1,341	1.4

GSO Distressed Drawdown Funds (May 2009 / May 2013)	2,379	1,006	1,254	35%	1.3	143	164	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $464.3 million.

As of December 31, 2010, significant Credit and Marketable Alternatives credit-oriented drawdown funds that are in their investment period were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Credit and Marketable Alternatives Segment Separation

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. The Hedge Fund Solutions segment, which is comprised primarily of Blackstone Alternative Asset Management, primarily manages funds of hedge funds and includes Indian-focused and Asian-focused closed-end registered investment companies. The Credit Businesses segment, which principally includes GSO, manages credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and debt-focused closed-end mutual funds. Blackstone will report segment results under this structure commencing in the first quarter of 2011. The following presents selected Credit and Marketable Alternatives financial information presented under this revised reporting structure:

	As of and for the Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Total CAMA Revenues
Hedge Fund Solutions
Total Management Fees	$276,015	$229,578
Total Performance Fees	59,608	30,710
Total Investment Income	29,179	51,785
Other	1,966	1,298

Total Hedge Fund Solutions Revenues	366,768	313,371

Credit Businesses
Total Management Fees	195,896	159,467
Total Performance Fees	261,059	127,128
Total Investment Income	19,172	29,200
Other	2,550	3,179

Total Credit Businesses Revenues	478,677	318,974

	$845,445	$632,345

Total CAMA Expenses
Hedge Fund Solutions
Total Compensation and Benefits	$117,086	$99,719
Other Operating Expenses	51,360	43,166

Total Hedge Fund Solutions Expenses	168,446	142,885

Credit Businesses
Total Compensation and Benefits	265,864	186,745
Other Operating Expenses	39,106	37,495

Total Credit Businesses Expenses	304,970	224,240

	$473,416	$367,125

Total CAMA Economic Net Income
Hedge Fund Solutions	$198,322	$170,486
Credit Businesses	173,707	94,734

	$372,029	$265,220

Total CAMA Assets Under Management
Hedge Fund Solutions	$34,587,292	$28,799,326
Credit Businesses	31,052,368	24,233,476

	$65,639,660	$53,032,802

Total CAMA Fee-Earning Assets Under Management
Hedge Fund Solutions	$33,159,795	$27,451,309
Credit Businesses	25,337,158	20,416,237

	$58,496,953	$47,867,546

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$426,140	$390,718	$397,519	$35,422	9%	$(6,801)	-2%
Transaction and Other Fees, Net	362	—	—	362	N/M	—	N/M

Total Advisory and Transaction Fees	426,502	390,718	397,519	35,784	9%	(6,801)	-2%

Investment Income
Realized	814	1,443	—	(629)	-44%	1,443	N/M
Unrealized	534	219	—	315	144%	219	N/M

Total Investment Income	1,348	1,662	—	(314)	-19%	1,662	N/M
Interest and Dividend Revenue	5,972	5,254	8,148	718	14%	(2,894)	-36%
Other	(1,912)	(35)	4,899	(1,877)	N/M	(4,934)	N/M

Total Revenues	431,910	397,599	410,566	34,311	9%	(12,967)	-3%

Expenses
Compensation and Benefits—Compensation	277,949	232,359	234,755	45,590	20%	(2,396)	-1%
Other Operating Expenses	70,272	79,572	67,277	(9,300)	-12%	12,295	18%

Total Expenses	348,221	311,931	302,032	36,290	12%	9,899	3%

Economic Net Income	$83,689	$85,668	$108,534	$(1,979)	-2%	$(22,866)	-21%

Revenues

Revenues were $431.9 million for the full year 2010, an increase from $397.6 million for the full year 2009. The increase in segment revenues was primarily driven by a nearly 300% increase in the fees earned by Blackstone’s fund placement businesses, which reflected the improving fund-raising environment. Blackstone’s financial and strategic advisory business revenues increased, in a continuing difficult environment for transactions, up 5% in 2010. These increases were partially offset by a decrease in fees from Blackstone’s restructuring and reorganization business from the record year in 2009, but 2010 was still strong enough to be the second best year ever for this business.

Revenues were $397.6 million for the year ended December 31, 2009, a decrease of $13.0 million, or 3%, compared to $410.6 million for the year ended December 31, 2008. Our restructuring and reorganization business generated $74.7 million in increased fees, a 66% increase, as continued credit market turmoil and low levels of available liquidity led to increased debt defaults, debt restructurings and bankruptcies. Additionally, fees earned from our financial and strategic advisory business increased $10.1 million, or 7%. These increases were offset by a decrease of $91.6 million in fees generated from our fund placement business compared to 2008.

Expenses

Expenses were $348.2 million for the year ended December 31, 2010, an increase of $36.3 million compared to $311.9 million for the year ended December 31, 2009. Compensation increased $45.6 million over the year ended December 31, 2009, principally due to an increase by our financial and strategic advisory business in revenue and an increase in professionals, particularly internationally, and by our fund placement business where a portion of compensation is directly related to the performance of their business, partially offset by a decrease in compensation expense in restructuring and reorganization driven by lower revenues. Other Operating Expenses decreased $9.3 million over the year ended December 31, 2009, principally due to a decrease in bad debt expenses, which was partially offset by increases in business development, professional fees and interest expenses.

Expenses were $311.9 million for the year ended December 31, 2009, an increase of $9.9 million, or 3%, compared to $302.0 million for the year ended December 31, 2008. Compensation decreased $2.4 million, principally related to a decrease in Advisory Fees revenues from our fund placement business, as a portion of compensation is directly related to the profitability of each of the service businesses of the segment. Other Operating Expenses increased $12.3 million, principally due to an increase in bad debt expense and costs related to the full year impact of the expansion of our London and Hong Kong-based corporate and mergers and acquisitions advisory services business.

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

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Non-Controlling Interests in Consolidated Entities in the Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total assets were $18.8 billion as of December 31, 2010, an increase of $9.4 billion from December 31, 2009. The increase in total assets was primarily attributable to a $8.4 billion increase in Investments of which $6.5 billion was attributable to the consolidation of certain CLO vehicles which are Blackstone Funds. These CLO vehicles are variable interest entities and under GAAP were required to be consolidated as of January 1, 2010. Total liabilities were $10.6 billion as of December 31, 2010, an increase of $7.7 billion from December 31, 2009. The increase in total liabilities was primarily due to an increase in Loans Payable of $6.5 billion which resulted from the consolidation of the CLO vehicles mentioned above.

For the year ended December 31, 2010, we had Total Fee Related Revenues of $1.7 billion and related expenses of $1.2 billion, generating Net Fee Related Earnings from Operations of $442.3 million and Distributable Earnings of $701.8 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of December 31, 2010, Blackstone had $588.6 million in cash, $1.1 billion invested in Blackstone’s Treasury cash management strategies, $285.2 million invested in liquid Blackstone Funds and $1.6 billion invested in illiquid Blackstone Funds, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all Total Segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$1,631,046	$1,488,426	$1,519,158
Interest and Dividend Revenue (a)	36,096	22,492	29,014
Other (a)	(618)	7,096	13,595
Investment Income—Blackstone’s Treasury Cash Management Strategies (b)	15,277	12,368	—

Total Revenues	1,681,801	1,530,382	1,561,767

Expenses
Compensation and Benefits—Compensation (a)	859,114	769,857	771,426
Other Operating Expenses (a)	344,516	299,029	319,216
Cash Taxes (c)	35,857	51,086	43,457

Total Expenses	1,239,487	1,119,972	1,134,099

Net Fee Related Earnings from Operations	442,314	410,410	427,668

Performance Fees, Net of Compensation
Performance Fees—Realized (a)	361,663	74,264	39,013
Compensation and Benefits—Performance Fee Compensation—Realized (a)	(128,316)	(25,104)	(4,997)

Total Performance Fees, Net of Compensation	233,347	49,160	34,016

Investment Income and Other
Investment Income (Loss)—Realized (a)	46,915	29,544	(64,677)
Adjustment Related to Realized Investment Income— Blackstone’s Treasury Cash Management Strategies (d)	(7,782)	(10,142)	—
Other Payables Including Payable Under Tax Receivable Agreement	(13,010)	—	—

Total Investment Income and Other	26,123	19,402	(64,677)

Distributable Earnings	$701,784	$478,972	$397,007

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

The following table is a reconciliation of Income (Loss) Before Provision for Taxes to Total Segments Economic Net Income, of Total Segments, Economic Net Income to Net Fee Related Earnings from Operations, of Net Fee Related Earnings from Operations to Distributable Earnings and of Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations to Net Fee Related Earnings from Operations:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$(522,654)	$(2,291,466)	$(5,608,299)
IPO and Acquisition-Related Charges (a)	2,369,195	2,973,950	3,331,722
Amortization of Intangibles (b)	165,378	158,048	153,237
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(431,149)	(116,769)	792,323
Other Adjustments	—	—	999

Total Segments, Economic Net Income	1,580,770	723,763	(1,330,018)
Performance Fees Adjustment (d)	(926,289)	(240,131)	1,247,249
Investment Income (Loss) Adjustment (e)	(548,549)	(33,424)	756,611
Investment Income (Loss)—Blackstone’s Treasury Cash Management Strategies (f)	15,277	12,368	—
Performance Fee Compensation and Benefits Adjustment (g)	356,962	(1,080)	(202,717)
Taxes Payable (h)	(35,857)	(51,086)	(43,457)

Net Fee Related Earnings from Operations	442,314	410,410	427,668
Realized Performance Fees (i)	233,347	49,160	34,016
Realized Investment Income (Loss) (j)	46,915	29,544	(64,677)
Adjustment Related to Realized Investment Income— Blackstone’s Treasury Cash Management Strategies (k)	(7,782)	(10,142)	—
Other Payables Including Payable Under Tax Receivable Agreement	(13,010)	—	—

Distributable Earnings	$701,784	$478,972	$397,007

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (l)	$541,466	$495,484	$510,757

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Vehicles.
(d)	This adjustment removes from ENI the total segment amount of Performance Fees.
(e)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(f)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(g)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(h)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.

(j)	Represents the adjustment for Blackstone’s Investment Income—Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (i), and segment interest and segment depreciation and amortization. The cash taxes payable component of (i) was $35.9 million, $51.1 million and $43.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest was $36.7 million, 10.2 million and $20.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation and amortization was $26.6 million, $23.7 million and $19.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2010 consisted of the following:

Fund	Original Commitment	Remaining Commitment
Private Equity	(Dollars in Thousands)
BCP VI	$650,558	$650,558
BCP V	629,356	115,069
BCP IV	150,000	9,798
BCOM	50,000	5,074
BCVP	4,575	3,103
Woori Blackstone Korea I	5,400	5,346

Real Estate Funds
BREP VI	750,000	225,891
BREP V	52,545	4,590
BREP International II	26,530	2,223
BREP IV	50,000	—
BREP International	20,000	3,293
BREP Europe III	100,000	96,750
BSSF II	43,008	5,435
BSSF I	6,992	—
CMBS Fund	4,010	—
BSSF G	2,500	761
BCRED	10,000	9,119

Credit and Marketable Alternatives
BMezz II	17,692	3,165
BMezz	41,000	2,590
Strategic Alliance II	50,000	50,000
Strategic Alliance	50,000	4,029
Blackstone Credit Liquidity Partners	32,244	7,428
Blackstone / GSO Capital Solutions	50,000	36,785
Other (a)	17,522	1,351

Total	$2,813,932	$1,242,358

(a)	Represents capital commitments to a number of other Credit and Marketable Alternatives funds.

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

On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. On November 23, 2010, the amount available under the Credit Facility was amended to $1.02 billion. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.

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

Our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will be based on our anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters are expected to be smaller than the final quarterly distribution in respect of such year. We expect to also reflect realized Performance Fees net of related compensation and realized net investment income in the determination of the amount of the fourth quarter distribution.

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

With respect to fiscal year 2010, we have paid distributions of $0.30 per common unit to record holders of common units and we have declared an additional distribution of $0.32 per common unit to common unitholders in respect of the fourth quarter of 2010 payable on March 31, 2011 to holders of record of common units at the close of business on March 15, 2011. With respect to fiscal year 2009, we paid distributions of $1.20 per common unit to record holders of common units. We also paid a distribution of $0.22 per unit in respect of 2009 to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

As previously disclosed, public common unitholders were entitled to a priority distribution of up to $1.20 per common unit per year ahead of Blackstone personnel and others regarding distributions made in respect of fiscal periods from July 1, 2007 through December 31, 2009. On December 31, 2009 that distribution priority ended.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2010, we repurchased a combination of 107,420 vested Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $1.5 million. As of December 31, 2010, the amount remaining available for repurchases was $337.9 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of December 31, 2010, we had total partners’ capital of $7.7 billion, including $588.6 million in cash, $1.1 billion invested in Blackstone’s Treasury cash management strategies, $285.2 million invested in liquid Blackstone Funds and $1.6 billion invested in illiquid Blackstone Funds, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

Critical Accounting Policies

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised consolidation guidance require an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where the variable interest entities have qualified for the deferral of the revised consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies, Recent Accounting Developments” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other.

Please refer to “Part I. Item 1. Business—Incentive Arrangements / Fee Structure” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees—Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital, invested capital or, in some cases, a fixed-fee. Base management fees are based on contractual terms specified in the underlying investment advisory agreements. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:

On private equity, real estate, and certain credit-oriented funds:

•	1.10% to 1.65% of committed capital during the commitment period,

•	0.75% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1% to 1.5% of invested capital for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.5% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.5% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.75% to 1.1% of fund assets.

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

Management fee offsets are reductions to management fees payable by our limited partners, which are granted based on the amount they reimburse Blackstone for placement fees.

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

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Consolidated Statements of Financial Condition.

Performance Fees—Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Carried Interest allocations range between 10% and 20% of fund appreciation. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund.

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

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits—Compensation—Compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

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

Compensation and Benefits—Performance Fee—Performance fee compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a certain portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “—Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I—Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities, listed derivatives and mutual funds with quoted prices. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

•

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, government and agency securities, less liquid and restricted equity securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain fund of hedge funds investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

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

Private Equity Investments—The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Real Estate Investments—The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Funds of Hedge Funds—Blackstone Funds’ direct investments in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. If the Partnership determines, based on its own due diligence and investment procedures, that NAV per share does not represent fair value, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Credit-Oriented Investments—The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Consolidated Statements of Operations within Investment Income (Loss).

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. Fair valuing these investments is consistent with how the Partnership accounts for its other principal investments. Loans extended to third parties are recorded within Accounts Receivable within the Consolidated Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-oriented and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010 and July 20, 2010, as a result of the acquisitions of CLO management contracts. The transition adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented within the Consolidated Statement of Changes in Partners’ Capital as Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains from Fund Investment Activities and are attributable to The Blackstone Group L.P., Non-Controlling Interests in Blackstone Holdings and Non-Controlling Interests in Consolidated Entities in the Consolidated Statements of Operations. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees and Carried Interest from its Carry Funds. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 4 to 20 years, reflecting the contractual lives of such funds. Amortization expense is included within General, Administrative and Other in the accompanying Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets.

Goodwill comprises goodwill arising from the Reorganization of the Partnership in 2007 and the acquisition of GSO in 2008.

The carrying value of goodwill was $1.7 billion as of December 31, 2010 and December 31, 2009. Intangible assets and goodwill are reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of December 31, 2010 and December 31, 2009, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next nine years and assume a terminal value by segment. We do not apply a control premium. The discounted cash flow analysis includes the Blackstone issued notes and borrowings under the revolving credit facility, if any, and includes an allocation of interest expense to each segment for the unused commitment fee on Blackstone’s revolving credit facility. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 17. “Commitments and Contingencies—Commitments, Operating Leases;—Commitments, Investment Commitments; and—Contingencies, Guarantees”.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2010 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2011	2012–2013	2014–2015	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$56,826	$104,737	$91,018	$245,536	$498,117
Purchase Obligations	14,113	3,803	1,440	—	19,356
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	63,250	126,500	126,500	266,490	582,740
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	18,433	10,433	4,941	—	33,807
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	269	172	11	—	452
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	1,153	159,117	160,505	7,051,010	7,371,785
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	98,397	196,442	184,857	418,981	898,677
Blackstone Funds Capital Commitments to Investee Funds (h)	29,440	—	—	—	29,440
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	51,534	44,716	106,449	968,438	1,171,137
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,242,358	—	—	—	1,242,358

Consolidated Contractual Obligations	1,575,773	645,920	675,721	9,950,455	12,847,869
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(1,153)	(159,117)	(160,505)	(7,051,010)	(7,371,785)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(98,397)	(196,442)	(184,857)	(418,981)	(898,677)
Blackstone Funds Capital Commitments to Investee Funds (h)	(29,440)	—	—	—	(29,440)

Blackstone Operating Entities Contractual Obligations	$1,446,783	$290,361	$330,359	$2,480,464	$4,547,967

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of December 31, 2010, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.

(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2010, at spreads to market rates pursuant to the financing agreements, and range from 1.05% to 1.50%.
(f)	These obligations are those of the consolidated Blackstone Funds and the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2010, at spreads to market rates pursuant to the financing agreements, and range from 0.53% to 13.00%. The majority of the borrowings for the consolidated Blackstone Funds are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part II. Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $5.1 million as of December 31, 2010.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2010.

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

During the year ended December 31, 2010, the Blackstone general partners paid an interim cash clawback obligation of $19.3 million relating to a real estate fund of which $15.4 million was paid by Blackstone Holdings and $3.9 million by current and former Blackstone personnel. This amount relates to an interim clawback obligation owed to a real estate fund. As of December 31, 2010, the clawback obligations were $273.8 million, of which $93.2 million related to Blackstone Holdings and $180.7 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as general partner or investment advisor to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance fees and investment income.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2010, approximately 32% of our fund management fees were based on the NAV of the applicable funds. For the year ended December 31, 2009, approximately 29% of our fund management fees were based on the NAV of the applicable funds.

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $43.0 million on an annual basis, (b) performance fees, net of the compensation expense, would decrease by $218.1 million, and (c) investment income would decrease by $204.5 million. Based on the fair value as of December 31, 2009, we estimated that a 10% decline in fair value of the investments would have the following effects: (a) management fees would decrease by $34.7 million on an annual basis, (b) performance fees, net of the compensation expense would decrease by $151.8 million, and (c) investment income would decrease by $126.6 million.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are: Private Equity $24.6 billion (83% Level III), Real Estate $23.8 billion (93% Level III), and Credit and Marketable Alternatives $43.2 billion (80% Level III), respectively. The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” above. Also see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects: (a) management fees would decrease by $9.5 million on an annual basis, (b) performance fees would decrease by $43.6 million, net of the compensation expense and (c) investment income would decrease by $29.4 million.

As of December 31, 2009, we estimated that a 10% decline in the rate of exchange against the U.S. dollar would have the following effects: (a) management fees would decrease by $9.3 million on an annual basis, (b) performance fees would decrease by $29.8 million, net of the compensation expense and (c) investment income would decrease by $19.2 million.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2010 and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase by $4.9 million on an annual basis, in the event interest rates were to increase by one percentage point.

Based on our debt obligations payable as of December 31, 2009, we estimated that interest expense relating to variable rate debt obligations payable would have increased by $5.2 million on an annual basis, in the event interest rates increased by one percentage point.

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, free standing derivative contracts, repurchase and reverse repurchase agreements. We estimate that our investment income would decrease by $13.4 million, or 0.8% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $5.0 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $9.4 million, or 0.6% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group, L.P. and subsidiaries (“Blackstone”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2010, Blackstone adopted guidance issued by the Financial Accounting Standards Board related to variable interest entities.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 25, 2011

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$588,621	$952,096
Cash Held by Blackstone Funds and Other ($732,454)	790,399	86,084
Investments ($8,192,327)	11,974,472	3,565,483
Accounts Receivable ($41,148)	495,893	306,307
Reverse Repurchase Agreements	181,425	—
Due from Affiliates ($62,227)	795,395	759,907
Intangible Assets, Net	779,311	919,477
Goodwill	1,703,602	1,703,602
Other Assets ($19,925)	293,194	172,556
Deferred Tax Assets	1,242,293	943,512

Total Assets	$18,844,605	$9,409,024

Liabilities and Partners’ Capital
Loans Payable ($6,154,179)	$7,198,898	$657,623
Due to Affiliates ($307,279)	1,762,287	1,410,066
Accrued Compensation and Benefits	821,568	488,945
Securities Sold, Not Yet Purchased	116,688	357
Accounts Payable, Accrued Expenses and Other Liabilities ($388,595)	691,807	308,500

Total Liabilities	10,591,248	2,865,491

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	600,836	526,311

Partners’ Capital
Partners’ Capital (common units: 416,092,022 issued and outstanding as of December 31, 2010; 319,939,772 issued and outstanding as of December 31, 2009)	3,888,211	3,376,707
Appropriated Partners’ Capital	470,583	—
Accumulated Other Comprehensive Income	4,302	2,420
Non-Controlling Interests in Consolidated Entities	870,908	540,283
Non-Controlling Interests in Blackstone Holdings	2,418,517	2,097,812

Total Partners’ Capital	7,652,521	6,017,222

Total Liabilities and Partners’ Capital	$18,844,605	$9,409,024

Asset and liability amounts in parentheses represent the portion of the December 31, 2010 consolidated balance attributable to Blackstone Fund entities which are variable interest or voting interest entities.

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Management and Advisory Fees	$1,584,748	$1,482,226	$1,476,357
Performance Fees
Realized	366,721	70,492	38,941
Unrealized	571,113	150,598	(1,286,261)

Total Performance Fees	937,834	221,090	(1,247,320)

Investment Income (Loss)
Realized	29,157	44,320	(16,425)
Unrealized	532,004	(3,716)	(606,452)

Total Investment Income (Loss)	561,161	40,604	(622,877)

Interest and Dividend Revenue	36,218	22,680	30,879
Other	(619)	7,099	13,600

Total Revenues	3,119,342	1,773,699	(349,361)

Expenses
Compensation and Benefits
Compensation	3,253,226	3,778,686	4,062,238
Performance Fee Compensation
Realized	128,316	25,102	4,997
Unrealized	228,647	(26,182)	(207,448)

Total Compensation and Benefits	3,610,189	3,777,606	3,859,787
General, Administrative and Other	466,358	443,573	440,776
Interest Expense	41,229	13,384	23,008
Fund Expenses	26,214	7,296	63,031

Total Expenses	4,143,990	4,241,859	4,386,602

Other Income
Net Gains from Fund Investment Activities	501,994	176,694	(872,336)

Income (Loss) Before Provision (Benefit) for Taxes	(522,654)	(2,291,466)	(5,608,299)
Provision (Benefit) for Taxes	84,669	99,230	(14,145)

Net Income (Loss)	(607,323)	(2,390,696)	(5,594,154)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	84,837	131,097	(632,495)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	346,312	(14,328)	(159,828)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(668,444)	(1,792,174)	(3,638,799)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(370,028)	$(715,291)	$(1,163,032)

Net Loss Per Common Unit, Basic and Diluted
Common Units	$(1.02)

Common Units Entitled to Priority Distributions		$(2.46)	$(4.32)

Common Units Not Entitled to Priority Distributions		$(3.71)	$(3.06)

Weighted-Average Common Units Outstanding – Basic and Diluted
Common Units	364,021,369

Common Units Entitled to Priority Distributions		285,163,954	266,876,031

Common Units Not Entitled to Priority Distributions		3,826,233	1,501,373

Revenues Earned from Affiliates
Management and Advisory Fees	$189,006	$134,284	$188,276

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2007	259,826,700	$4,226,500	$345	$515,886	$3,103,288	$7,846,019	$2,438,266
Net Loss	—	(1,163,032)	—	(159,828)	(3,638,799)	(4,961,659)	(632,495)	$(5,594,154)
Currency Translation Adjustment	—	—	(636)	(532)	—	(1,168)	—	(1,168)

Total Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(5,595,322)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interests	—	—	—	—	—	—	—	(4,431,122)

Total Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	—	—	—	—	—	—	—	$(1,164,200)

Capital Contributions	—	—	—	76,884	—	76,884	317,884
Capital Distributions	—	(319,897)	—	(128,217)	(410,104)	(858,218)	(749,233)
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	(612,088)
Issuance of Blackstone Holdings Partnership Units for GSO Acquisition	—	14,307	—	—	266,092	280,399	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(74,278)	—	—	(19,511)	(93,789)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	5,164	—	—	—	5,164	—
Equity-Based Compensation	—	818,076	—	—	2,473,236	3,291,312	—
Net Delivery of Vested Common Units	4,601,493	(26,525)	—	—	—	(26,525)	—
Repurchase of Common Units	(902,874)	(5,338)	—	—	—	(5,338)	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	9,473,165	34,471	—	—	(34,471)	—	—
Adjustment to Pre-IPO Reorganization Purchase Price	—	—	—	—	82,028	82,028	—
Consolidation of Partnership	—	—	—	—	—	—	159,031
Payable to Non-Controlling Interest Holders due to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	(649,091)
Acquisition of Consolidated Blackstone Funds	—	—	—	120,874	—	120,874	90,188

Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$425,067	$1,821,759	$5,755,983	$362,462

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2008	272,998,484	$3,509,448	$(291)	$425,067	$1,821,759	$5,755,983	$362,462
Net Income (Loss)	—	(715,291)	—	(14,328)	(1,792,174)	(2,521,793)	131,097	$(2,390,696)
Currency Translation Adjustment	—	—	2,711	—	—	2,711	—	2,711

Total Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	(2,387,985)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interests	—	—	—	—	—	—	—	(1,675,405)

Total Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	—	—	—	—	—	—	—	$(712,580)

Capital Contributions	—	—	—	61,862	549	62,411	138,255
Capital Distributions	—	(260,629)	—	(34,806)	(1)	(295,436)	(63,349)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	1,991	(1,991)	—	—
Transfer Due to Reorganization	—	—	—	100,497	—	100,497	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(10,020)	—	—	(13)	(10,033)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	21,447	—	—	—	21,447	—
Equity-Based Compensation	—	777,986	—	—	2,180,134	2,958,120	—
Net Delivery of Vested Common Units	3,117,774	(28,974)	—	—	—	(28,974)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(4,375,094)	(27,008)	—	—	(703)	(27,711)	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	48,198,608	109,748	—	—	(109,748)	—	—
Loss Attributable to Consolidated Blackstone Funds in Liquidation	—	—	—	—	—	—	(42,154)

Balance at December 31, 2009	319,939,772	$3,376,707	$2,420	$540,283	$2,097,812	$6,017,222	$526,311

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2009	319,939,772	$3,376,707	$—	$2,420	$540,283	$2,097,812	$6,017,222	$526,311
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	406,858	—	58	—	406,916	—
Net Income (Loss)	—	(370,028)	79,220	—	267,092	(668,444)	(692,160)	84,837	$(607,323)
Currency Translation Adjustment	—	—	(15,495)	1,882	—	—	(13,613)	—	(13,613)

Total Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	(620,936)
Less: Comprehensive (Income) Loss Attributable to Non- Controlling Interests	—	—	—	—	—	—	—	—	(252,790)

Total Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	—	—	—	—	—	—	—	—	$(368,146)

Reclassification of Capital Due to Non-Controlling Interest Holders	—	—	—	—	(73,862)	—	(73,862)	—
Capital Contributions	—	—	—	—	196,481	—	196,481	98,908
Capital Distributions	—	(210,395)	—	—	(37,147)	(388,994)	(636,536)	(104,823)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(21,997)	21,997	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(573)	—	—	—	—	(573)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	67,893	—	—	—	—	67,893	—
Equity-Based Compensation	—	769,818	—	—	—	1,588,926	2,358,744	—
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	—	(4,397)
Net Delivery of Vested Common Units	6,929,888	(23,943)	—	—	—	—	(23,943)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(84,888)	(1,198)	—	—	—	(13)	(1,211)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(19,346)	—	—	—	19,346	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	85,608,055	252,113	—	—	—	(252,113)	—	—
Issuance of Common Units to Pátria	3,699,195	47,163	—	—	—		47,163	—

Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$870,908	$2,418,517	$7,652,521	$600,836

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net Income (Loss)	$(607,323)	$(2,390,696)	$(5,594,154)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(720,716)	(267,433)	907,425
Net Realized (Gains) Losses on Investments	(337,932)	135,243	164,726
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(460,450)	15,978	624,061
Unrealized Depreciation on Hedge Activities	23,852	(6,975)	—
Non-Cash Performance Fees	(379,156)	(269,152)	1,086,058
Non-Cash Performance Fee Compensation	356,962	(1,079)	(202,451)
Equity-Based Compensation Expense	2,440,148	3,048,108	3,302,617
Amortization of Intangibles	162,051	158,048	153,237
Other Non-Cash Amounts Included in Net Income	20,591	25,243	19,688
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	(447,084)	821,240	(743,628)
Cash Relinquished with Deconsolidation of Partnership	(4,398)	—	(1,092)
Accounts Receivable	(108,162)	35,050	45,281
Reverse Repurchase Agreements	(181,425)	—	—
Due from Affiliates	(68,761)	467,449	(186,121)
Other Assets	(46,606)	91,397	732,192
Accrued Compensation and Benefits	(101,377)	(94,931)	133,916
Securities Sold, Not Yet Purchased	114,683	(699)	(871,592)
Accounts Payable, Accrued Expenses and Other Liabilities	75,207	(987,241)	796,897
Due to Affiliates	3,286	(261,685)	182,090
Short Term Investments Purchased	(2,246,082)	(1,196,636)	—
Cash Proceeds from Sale of Investments	1,930,489	643,348	—
Blackstone Funds Related:
Investments Purchased	(4,411,114)	(418,608)	(9,202,479)
Cash Proceeds from Sale or Pay Down of Investments	4,621,432	865,540	10,543,764

Net Cash Provided by (Used in) Operating Activities	(371,885)	411,509	1,890,435

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(54,160)	(23,627)	(50,113)
Cash Paid for Acquisitions, Net of Cash Acquired	(21,886)	—	(336,571)
Changes in Restricted Cash	(143)	4,801	5,004

Net Cash Used in Investing Activities	(76,189)	(18,826)	(381,680)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(113,872)	(92,531)	(2,124,621)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	262,006	205,558	520,494

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2010	2009	2008
Purchase of Interests from Certain Non-Controlling Interest Holders	$(573)	$(10,033)	$(109,834)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(25,154)	(56,685)	(31,863)
Proceeds from Loans Payable	415,828	593,989	1,172,236
Repayment of Loans Payable	(43,266)	(323,993)	(980,162)
Distributions to Unitholders	(599,390)	(260,629)	(319,897)
Blackstone Funds Related:
Proceeds from Loans Payable	392,071	—	—
Repayment of Loans Payable	(203,026)	—	—

Net Cash Provided by (Used in) Financing Activities	84,624	55,676	(1,873,647)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25)	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(363,475)	448,359	(364,892)
Cash and Cash Equivalents, Beginning of Period	952,096	503,737	868,629

Cash and Cash Equivalents, End of Period	$588,621	$952,096	$503,737

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$3,554	$5,097	$22,038

Payments for Income Taxes	$57,672	$52,035	$46,880

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$16,670	$6,261	$—

Net Assets Related to the Consolidation of CLO Vehicles	$406,916	$—	$—

Reclassification of Capital Due to Non-Controlling Interest Holders	$(73,862)	$—	$—

Transfer Due to Reorganization	$—	$100,497	$—

In-kind Redemption of Capital	$(28,098)	$(907)	$—

In-kind Contribution of Capital	$54,289	$907	$—

Notes Issuance Costs	$2,000	$4,761	$—

Transfer of Interests to Non-Controlling Interest Holders	$(21,996)	$1,991	$—

Change in The Blackstone Group L.P.’s Ownership Interest	$(19,346)	$—	$—

Net Settlement of Vested Common Units	$198,739	$199,447	$170,626

Conversion of Blackstone Holdings Units to Common Units	$252,113	$109,748	$34,471

Reorganization of the Partnership
Accounts Payable, Accrued Expenses and Other Liabilities	$—	$—	$(82,028)

Non-Controlling Interests in Consolidated Entities	$—	$—	$82,028

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(351,183)	$(142,982)	$(34,427)

Due to Affiliates	$283,290	$121,535	$29,263

Partners’ Capital	$67,893	$21,447	$5,164

Units Issued Related to Acquisitions	$47,163	$—	$280,400

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles separately managed accounts and publicly traded closed-end mutual funds and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into four segments: private equity; real estate; credit and marketable alternatives; and financial advisory.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

Significant Transactions

On March 3, 2008, the Partnership acquired GSO Capital Partners LP and certain of its affiliates (“GSO”). GSO is an alternative asset manager specializing in the credit markets. GSO manages various multi-strategy credit hedge funds, mezzanine funds, senior debt funds, separately managed accounts and various CLOs.

On April 1, 2010 and July 20, 2010, the Partnership, through GSO, completed the acquisition of management agreements relating to nine CLO vehicles previously managed by Callidus Capital Management LLC.

On October 1, 2010, the Partnership purchased a non-controlling 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda (collectively, “Pátria”). Pátria is a Latin American alternative asset manager and advisory firm.

On September 15, 2010, Blackstone Holdings Finance Co. L.L.C., an indirect subsidiary of the Partnership, issued $400 million of senior notes due March 15, 2021. The Notes, which were issued at a discount, have an interest rate of 5.875% per annum.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Subsequent to the Reorganization, the consolidated financial statements include the accounts of the Partnership, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Partnership is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is presumed to have control.

All intercompany balances and transactions have been eliminated in consolidation.

Restructurings within consolidated CLOs are treated as investment purchases or sales, as applicable, in the Consolidated Statements of Cash Flows.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

Beginning in 2010, Blackstone elected to separately present performance fee unrealized and realized compensation expense as an Adjustment to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities in the Consolidated Statements of Cash Flows. Previously, amounts were included in Cash Flows Due to Changes in Operating Assets and Liabilities within Due to Affiliates, Due from Affiliates and/or Accrued Compensation and Benefits. The reclassification has no impact on Net Cash Provided by Operating Activities.

•

As of September 30, 2010, Blackstone elected to separately present Securities Sold, Not Yet Purchased in the Consolidated Statements of Financial Condition. Previously, these amounts were included in Accounts Payable, Accrued Expenses and Other Liabilities. The reclassification has no impact on Total Liabilities.

Subsequent to the issuance of Blackstone’s second quarter 2010 Form 10-Q, Blackstone determined that it should have presented the amount of Comprehensive Income Attributable to Non-Controlling Interests and Comprehensive Income Attributable to The Blackstone Group LP. in its Consolidated Statements of Changes in Partners’ Capital. The affected periods include each of the two years in the period ended December 31, 2009. The accompanying Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008 have been corrected to include the required information and Blackstone believes this correction is not material to the consolidated financial statements taken as a whole.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable and that it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly. Actual results could differ from those estimates and such differences could be material.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement,

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where the variable interest entities have qualified for the deferral of the revised consolidation guidance as discussed in “Recent Accounting Developments”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Blackstone’s other disclosures regarding VIEs are discussed in Note 9. “Variable Interest Entities”.

Business Combinations

For business combinations transacted prior to January 1, 2009, the Partnership has accounted for acquisitions using the purchase method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.

For business combinations transacted after January 1, 2009, the Partnership accounted for such combinations by recognizing the full fair value of assets, liabilities, contingencies and contingent consideration obtained in the transaction at the acquisition date. Transaction costs have been expensed as incurred.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other.

Management and Advisory Fees—Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital, invested capital or, in some cases, a fixed fee. Base management fees are based on contractual terms specified in the underlying investment advisory agreements.

Transaction and other fees (including monitoring fees) are fees charged directly to funds and portfolio companies. The investment advisory agreements generally require that the investment advisor reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date, are included in Accounts Receivable or Due From Affiliates in the Consolidated Statements of Financial Condition.

Performance Fees—Performance fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition.

In certain fund structures, specifically in private equity, real estate and certain credit-oriented funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the fund.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I—Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments in Level I include listed equities, listed derivatives and mutual funds with quoted prices. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

•

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, government and agency securities, less liquid and restricted equity securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain fund of hedge funds investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

Private Equity Investments—The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (e.g., multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Real Estate Investments—The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value.

Funds of Hedge Funds—Blackstone Funds’ direct investments in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. If the Partnership determines, based on its own due diligence and investment procedures, that NAV per share does not represent fair value, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Credit-Oriented Investments—The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Consolidated Statements of Operations within Investment Income (Loss).

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt and equity securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. Fair valuing these investments is consistent with how the Partnership accounts for its other principal investments. Loans extended to third parties are recorded within Accounts Receivable within the Consolidated Statements of Financial Condition. Debt and equity securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-oriented and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010 and July 20, 2010, as a result of the acquisitions of CLO management contracts as described in Note 3. “Acquisitions, Goodwill and Intangible Assets.” The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital within the Consolidated Statement of Changes in Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains from Fund Investment Activities and are attributable to The Blackstone Group L.P., Non-Controlling Interests in Blackstone Holdings and Non-Controlling Interests in Consolidated Entities in the Consolidated Statements of Operations. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” to the Consolidated Financial Statements.

Security and loan transactions are recorded on a trade date basis.

Equity Method Investments

Investments where the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments are reported at fair value, the carrying value of the Partnership’s equity method investments are at fair value.

Cash and Cash Equivalents

Cash and cash equivalents represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in Interest and Dividend Revenue in the Consolidated Statements of Operations.

Cash Held By Blackstone Funds and Other

Cash held by Blackstone Funds and Other represents cash and cash equivalents held by consolidated Blackstone Funds and other consolidated entities. Such amounts are not available to fund the general liquidity needs of Blackstone.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounts Receivable

Accounts Receivable includes management fees receivable from limited partners, receivables from underlying funds in the fund of hedge funds business, placement and advisory fees receivables, and loans extended to unaffiliated third parties. Accounts Receivable, excluding those for which the fair value option has been elected, are assessed periodically for collectibility. Amounts determined to be uncollectible are charged directly to General, Administrative and Other Expenses in the Consolidated Statements of Operations.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees and Carried Interest from its Carry Funds. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 4 to 20 years, reflecting the contractual lives of such funds. Amortization expense is included within General, Administrative and Other in the accompanying Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets.

Goodwill comprises goodwill arising from the Reorganization of the Partnership in 2007 and the acquisition of GSO in 2008.

Intangible assets and goodwill are reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred.

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

Foreign Currency

In the normal course of business, the Partnership may enter into transactions not denominated in United States dollars. Foreign exchange gains and losses arising on such transactions are recorded as Other in the Consolidated Statements of Operations. In addition, the Partnership consolidates a number of entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income.

Comprehensive Income

Comprehensive Income consists of Net Income and Other Comprehensive Income. The Partnership’s Other Comprehensive Income is comprised of foreign currency cumulative translation adjustments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Compensation and Benefits

Compensation and Benefits—Compensation—Compensation and benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors, and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

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

Compensation and Benefits—Performance Fee—Performance fee compensation and benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and performance fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Position.

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Partnership determines that uncertainties in tax positions exist, a reserve is established. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated Statements of Operations.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. Blackstone reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

Net Income (Loss) Per Common Unit

Basic Income (Loss) Per Common Unit is calculated by dividing Net Income (Loss) Attributable to the Blackstone Group L.P. by the weighted-average number of common units and unvested participating common units outstanding for the period. Diluted Income (Loss) Per Common Unit reflects the assumed conversion of all dilutive securities. Diluted Income (Loss) Per Common Unit excludes the anti-dilutive effect of unvested deferred restricted common units and Blackstone Holdings Partnership Units.

Basic Income (Loss) Per Common Unit for comparative periods has been calculated using the two class method, which requires an entity to include unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in such calculation. Prior to December 31, 2009, certain common unit holders were entitled to priority distributions. Basic and Diluted Net Income (Loss) Per Common Unit—Common Units Entitled to Priority Distributions and Common Units Not Entitled Priority Distributions for 2009 and 2008 is calculated by dividing total undistributed loss allocated to common unitholders entitled to priority distributions and not entitled to priority distributions by the weighted-average number of common units entitled to priority distributions, including unvested participating common units due to their equivalent distribution rights, and common units not entitled to priority distributions, respectively. Diluted Net Income (Loss) Per Common Unit excludes the anti-dilutive effect of unvested deferred restricted common units and Blackstone Holdings Partnership Units. As a result of the expiration on December 31, 2009 of the distribution priority previously accorded to certain holders of Blackstone common units, the Partnership no longer has two classes of equity, resulting in the calculation of Basic and Diluted Net Income (Loss) Per Common Unit as noted above for the current reporting period.

Repurchase and Reverse Repurchase Agreements

Securities purchased under agreement to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprising primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded in the Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. Repurchase Agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

The Partnership takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. The Partnership also pledges its financial instruments owed to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments on the Consolidated Statements of Financial Condition.

Securities Sold, Not Yet Purchased

Securities Sold, Not Yet Purchased consist of equity and debt securities that the Partnership has borrowed and sold. The Partnership is required to “cover” its short sale in the future by purchasing the security at prevailing market prices and delivering it to the counterparty from which it borrowed the security. The Partnership is exposed to loss in the event that the price at which a security may have to be purchased to cover a short sale exceeds the price at which the borrowed security was sold short.

Securities Sold, Not Yet Purchased are recorded at fair value in the Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“free standing derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the Consolidated Statements of Operations as the hedged item. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For free standing derivative contracts, the Partnership presents changes in fair value in current period earnings.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Recent Accounting Developments

On January 1, 2010, the Partnership adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on issues related to variable interest entities (“VIEs”). The amendments significantly affect the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary. The guidance requires continuous assessment of the reporting entity’s involvement with such VIEs. The revised guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, including presentation on the Consolidated Statements of Financial Condition of assets and liabilities of consolidated VIEs which meet the separate presentation criteria and disclosure of assets and liabilities recognized in the Consolidated Statements of Financial Condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The guidance provides a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. Blackstone’s involvement with its funds is such that all three of the above conditions are met with the exception of certain CLO vehicles which fail condition (c) above and certain funds in which leveraged employee interests in dedicated funds are financed by third parties with Blackstone acting as an intermediary which fail condition (b) above. Such employee funds are currently consolidated as it is concluded that Blackstone is the primary beneficiary based on its implicit interest. The incremental impact of the revised consolidation guidance resulted in the consolidation of certain CLO vehicles managed by Blackstone on January 1, 2010 which increased total assets and total liabilities in the Consolidated Statement of Financial Condition by $3.7 billion and $3.5 billion, respectively. The difference in fair value of assets and liabilities on January 1, 2010 of $217.6 million was recorded in Appropriated Partners Capital as discussed in Note 2. “Summary of Significant Accounting Policies—Investments, at Fair Value”.

As the guidance required prospective application, the Partnership did not retrospectively adjust the Consolidated Statement of Operations or the Consolidated Statement of Cash Flows for the years ended December 31, 2009 and December 31, 2008 or the Consolidated Statement of Financial Condition for the year ended December 31, 2009. Current period results and balances will not be comparable to prior periods.

Additional disclosures relating to Blackstone’s involvement with VIEs are presented in Note 9. “Variable Interest Entities”.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

In December 2010, the FASB issued enhanced guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance modifies existing requirements under step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires step two to be performed if it is more likely than not that a goodwill impairment exists. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. As Blackstone’s reporting units do not currently have zero or negative carrying values, adoption is not expected to have a material impact on the Partnership’s financial statements.

In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the guidance is limited to disclosures, adoption is not expected to have a material impact on the Partnership’s financial statements.

3.    ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of GSO Capital Partners LP

In March 2008, the Partnership completed the acquisition of GSO. The purchase consideration for GSO was $635 million, comprised of $355 million in cash and $280 million in Blackstone Holdings Partnership Units, plus up to an additional targeted $310 million to be paid over the next five years, contingent upon the realization of specified earnings targets over that period. The Partnership also incurred $6.9 million of acquisition costs. Additionally, performance and other compensatory payments subject to performance and vesting may be paid to GSO personnel.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

The Consolidated Statements of Operations for the year ended December 31, 2008 includes the results of GSO’s operations from the date of acquisition, March 3, 2008, through December 31, 2008.

Acquisitions of CLO Management Agreements

On April 1 and July 20, 2010, the Partnership, through GSO, completed the acquisition of management agreements relating to nine CLO vehicles previously managed by Callidus Capital Management LLC for consideration of $21.9 million. The assets acquired are finite-lived contractual rights.

Goodwill and Intangible Assets

The carrying value of goodwill was $1.7 billion as of December 31, 2010 and December 31, 2009. As of December 31, 2010 and December 31, 2009, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Total goodwill has been allocated to each of the Partnership’s segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Credit and Marketable Alternatives ($518.5 million) and Financial Advisory ($68.9 million).

Intangible Assets, Net consists of the following:

	December 31,
	2010	2009
Finite-Lived Intangible Assets / Contractual Rights	$1,370,255	$1,348,370
Accumulated Amortization	(590,944)	(428,893)

Intangible Assets, Net	$779,311	$919,477

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2010	2009	2008
Balance, Beginning of Year	$919,477	$1,077,526	$604,681
Amortization Expense	(162,051)	(158,049)	(153,237)
Acquisitions	21,885	—	472,100
Purchase Price Allocation Adjustment	—	—	153,982

Balance, End of Year	$779,311	$919,477	$1,077,526

Amortization of Intangible Assets held at December 31, 2010 is expected to be $163.4 million, and $108.6 million, $57.0 million, $52.2 million, and $50.3 million for each of the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively. Blackstone’s intangible assets as of December 31, 2010 are expected to amortize over a weighted-average period of 9.7 years.

4.    INVESTMENTS

Investments

Investments consists of the following:

	December 31, 2010	December 31, 2009
Investments of Consolidated Blackstone Funds	$8,192,327	$1,306,445
Equity Method Investments	1,921,665	1,104,701
Blackstone’s Treasury Cash Management Strategies	896,367	534,777
Performance Fees	937,227	554,463
Other Investments	26,886	65,097

	$11,974,472	$3,565,483

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $500.2 million and $407.1 million at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010 and December 31, 2009, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At December 31, 2010 and December 31, 2009, no investments exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

The following table presents a condensed summary of the investments held by the consolidated Blackstone Funds that are reported at fair value. Pursuant to revised GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including our investments in CLO vehicles and other funds in which the general partner is presumed to have control. While we are required to consolidate certain funds, including our CLO vehicles, for GAAP purposes, the Partnership has no

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities. These investments are presented as a percentage of Investments of Consolidated Blackstone Funds:

	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
Geographic Region / Instrument Type / Industry Description or Investment Strategy	December 31,		December 31,
	2010	2009	2010	2009
United States and Canada
Investment Funds, principally related to credit and marketable alternatives
Credit Driven	$214,163	$277,388	2.6%	21.3%
Diversified Investments	263,703	300,907	3.2%	23.1%
Equity	117,040	80,956	1.4%	6.2%
Event-Driven	131,010	95,760	1.6%	7.4%
Other	—	408	—	—

Investment Funds Total (Cost: 2010 – $687,865; 2009 – $803,771)	725,916	755,419	8.8%	58.0%

Equity Securities, principally related to credit and marketable alternatives and private equity funds
Manufacturing	35,805	21,491	0.4%	1.7%
Services	99,271	86,600	1.3%	6.7%
Natural Resources	51,863	649	0.6%	—
Real Estate Assets	4,436	462	0.1%	—

Equity Securities Total (Cost: 2010 – $147,544; 2009 – $112,364)	191,375	109,202	2.4%	8.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Real Estate Assets	327,499	149,523	4.1%	11.5%
Services	52,087	87,406	0.6%	6.7%
Manufacturing	62,312	25,691	0.8%	2.0%
Natural Resources	1,855	357	—	—

Partnership and LLC Interests Total (Cost: 2010 – $449,991; 2009 – $442,545)	443,753	262,977	5.5%	20.2%

Debt Instruments, principally related to credit and marketable alternatives
Credit Driven	362	29,330	—	2.2%
Manufacturing	46,734	3,203	0.6%	0.2%
Services	90,105	7,837	1.1%	0.6%
Diversified Investments	4,838	—	0.1%	—
Real Estate Assets	5,097	2,458	0.1%	0.2%

Debt Instruments Total (Cost: 2010 – $143,337; 2009 – $37,983)	147,136	42,828	1.9%	3.2%

Assets of Consolidated CLO Vehicles
Corporate Loans	5,373,330	—	65.6%	—
Corporate Bonds	133,514	—	1.6%	—
Other	4,325	—	0.1%	—

Assets of Consolidated CLO Vehicles Total (Cost: 2010 – $5,431,178; 2009 – $-)	5,511,169	—	67.3%	—

United States and Canada Total (Cost: 2010 – $6,859,915; 2009 – $1,396,663)	7,019,349	1,170,426	85.9%	89.8%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Geographic Region / Instrument Type / Industry Description or Investment Strategy	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
	December 31,		December 31,
	2010	2009	2010	2009
Europe
Equity Securities, principally related to private equity funds
Manufacturing	$3,324	$2,681	—	0.2%
Real Estate Assets	—	365	—	—
Services	39,849	31,711	0.5%	2.4%

Equity Securities Total (Cost: 2010 – $41,048; 2009 – $40,353)	43,173	34,757	0.5%	2.6%

Partnership and LLC Interests, principally related to private equity and real estate funds
Services	29,361	29,270	0.4%	2.2%
Real Estate Assets	26,197	10,741	0.3%	0.8%

Partnership and LLC Interests Total (Cost: 2010 – $50,502; 2009 – $48,334)	55,558	40,011	0.7%	3.0%

Debt Instruments, principally related to credit and marketable alternatives
Real Estate Assets	46	—	—	—
Manufacturing	638	544	—	—
Services	1,975	1,259	—	0.1%

Debt Instruments Total (Cost: 2010 – $2,199; 2009 – $1,624)	2,659	1,803	—	0.1%

Assets of Consolidated CLO Vehicles
Corporate Loans	978,636	—	11.9%	—
Corporate Bonds	24,483	—	0.3%	—
Other	7,751	—	0.1%	—

Assets of Consolidated CLO Vehicles Total (Cost: 2010 – $1,037,992; 2009 – $-)	1,010,870	—	12.3%	—

Europe Total (Cost: 2010 – $1,131,741; 2009 – $90,311)	1,112,260	76,571	13.5%	5.7%

Asia
Equity Securities, principally related to credit and marketable alternatives and private equity funds
Services	7,928	8,031	0.1%	0.6%
Manufacturing	9,677	10,501	0.1%	0.8%
Natural Resources	855	—	—	—
Diversified Investments	2,689	6,262	—	0.5%

Equity Securities Total (Cost: 2010 – $18,510; 2009 – $20,794)	21,149	24,794	0.2%	1.9%

Partnership and LLC Interests, principally related to private equity and real estate funds
Manufacturing	—	1,183	—	0.1%
Real Estate Assets	753	457	—	—
Services	9	82	—	—

Partnership and LLC Interests Total (Cost: 2010 – $733; 2009 – $1,833)	762	1,722	—	0.1%

Debt Instruments, principally related to private equity funds
Real Estate Assets	225	—	—	—
Services	86	111	—	—

Debt Instruments, principally related to private equity funds (Cost: 2010 – $304; 2009 – $114)	311	111	—	—

Asia Total (Cost: 2010 – $19,547; 2009 – $22,741)	22,222	26,627	0.2%	2.0%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Geographic Region / Instrument Type / Industry Description or Investment Strategy	Fair Value		Percentage of Investments of Consolidated Blackstone Funds
	December 31,		December 31,
	2010	2009	2010	2009
Other
Equity Securities, principally related to private equity funds
Natural Resources	$35,517	$1,583	0.4%	0.1%
Services	2,890	4,560	—	0.3%

Equity Securities Total (Cost: 2010 – $12,099; 2009 – $2,777)	38,407	6,143	0.4%	0.4%

Partnership and LLC Interests, principally related to private equity and real estate funds
Natural Resources	—	26,586	—	2.1%
Services	89	92	—	—

Partnership and LLC Interests Total (Cost: 2010 – $97; 2009 – $9,249)	89	26,678	—	2.1%

Other Total (Cost: 2010 – $12,196; 2009 – $12,026)	38,496	32,821	0.4%	2.5%

Total Investments of Consolidated Blackstone Funds (Cost: 2010 – $8,023,399; 2009 – $1,521,741)	$8,192,327	$1,306,445	100.0%	100.0%

Net Gains (Losses) from Fund Investment Activities on the Consolidated Statements of Operations include net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in the fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Year Ended December 31,
	2010	2009	2008
Realized Gains (Losses)	$(51,158)	$(200,291)	$(281,408)
Net Change in Unrealized Gains (Losses)	453,692	342,870	(740,019)

	$402,534	$142,579	$(1,021,427)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss)—Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2010	2009	2008
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$402,534	$142,579	$(1,021,427)
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	—	(1,327)	52,975
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	99,460	35,442	96,116

Other Income—Net Gains (Losses) from Fund Investment Activities	$501,994	$176,694	$(872,336)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $468.4 million, $4.0 million and $(551.8) million for the years ended December 31, 2010, 2009 and 2008, respectively.

On October 1, 2010, the Partnership completed the acquisition of a non-controlling equity interest in Pátria. As the Partnership holds a 40% equity interest and exerts significant influence, the investments are accounted for using the equity method.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds, credit-oriented funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence. As of December 31, 2010 and 2009, no single equity method investment held by Blackstone exceeded 20% of its total consolidated assets or income. As such, Blackstone is not required to present separate financial statements for any of its equity method investees.

The summarized financial information of the Partnership’s equity method investments for December 31, 2010 are as follows:

	December 31, 2010 and the Year Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$23,494,720	$20,695,822	$14,410,240	$3,914	$58,604,696
Other Assets	140,862	1,035,183	2,173,334	24,173	3,373,552

Total Assets	$23,635,582	$21,731,005	$16,583,574	$28,087	$61,978,248

Liabilities and Partners’ Capital
Debt	$392,786	$582,278	$1,185,253	$978	$2,161,295
Other Liabilities	103,471	221,449	1,270,023	20,505	1,615,448

Total Liabilities	496,257	803,727	2,445,276	21,483	3,776,743

Partners’ Capital	23,139,325	20,927,278	14,128,298	6,604	58,201,505

Total Liabilities and Partners’ Capital	$23,635,582	$21,731,005	$16,583,574	$28,087	$61,978,248

Statement of Income
Interest Income	$76	$35,312	$485,922	$3	$521,313
Other Income	202,872	118,512	163,779	65,523	550,686
Interest Expense	(8,642)	(7,257)	(96,495)	—	(112,394)
Other Expenses	(42,565)	(73,353)	(112,491)	(38,953)	(267,362)
Net Realized and Unrealized Gain from Investments	5,182,506	8,630,374	1,702,846	—	15,515,726

Net Income	$5,334,247	$8,703,588	$2,143,561	$26,573	$16,207,969

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2009 are as follows:

	December 31, 2009 and the Year Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$18,237,938	$7,862,872	$15,857,948	$41,958,758
Other Assets	169,200	528,337	3,124,038	3,821,575

Total Assets	$18,407,138	$8,391,209	$18,981,986	$45,780,333

Liabilities and Partners’ Capital
Debt	$455,862	$224,389	$1,312,893	$1,993,144
Other Liabilities	56,957	115,059	2,053,134	2,225,150

Total Liabilities	512,819	339,448	3,366,027	4,218,294

Partners’ Capital	17,894,319	8,051,761	15,615,959	41,562,039

Total Liabilities and Partners’ Capital	$18,407,138	$8,391,209	$18,981,986	$45,780,333

Statement of Income
Interest Income	$19,480	$12,704	$580,188	$612,372
Other Income	26,828	133,599	68,472	228,899
Interest Expense	(5,590)	(5,391)	(59,537)	(70,518)
Other Expenses	(38,419)	(36,794)	(158,635)	(233,848)
Net Realized and Unrealized Gain from Investments	1,775,403	(3,813,103)	3,118,916	1,081,216

Net Income	$1,777,702	$(3,708,985)	$3,549,404	$1,618,121

The summarized financial information of the Partnership’s equity method investments for December 31, 2008 are as follows:

	December 31, 2008 and the Year Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Total
Statement of Financial Condition
Assets
Investments	$15,365,639	$10,341,723	$13,884,206	$39,591,568
Other Assets	202,467	397,164	5,188,035	5,787,666

Total Assets	$15,568,106	$10,738,887	$19,072,241	$45,379,234

Liabilities and Partners’ Capital
Debt	$230,891	$163,954	$1,195,841	$1,590,686
Other Liabilities	87,351	116,572	3,980,596	4,184,519

Total Liabilities	318,242	280,526	5,176,437	5,775,205

Partners’ Capital	15,249,864	10,458,361	13,895,804	39,604,029

Total Liabilities and Partners’ Capital	$15,568,106	$10,738,887	$19,072,241	$45,379,234

Statement of Income
Interest Income	$8,152	$3,920	$531,395	$543,467
Other Income	11,615	130,203	77,335	219,153
Interest Expense	(4,988)	(10,711)	(60,477)	(76,176)
Other Expenses	(80,948)	(34,179)	(162,898)	(278,025)
Net Realized and Unrealized Gain from Investments	(6,147,568)	(6,772,661)	(5,127,463)	(18,047,692)

Net Income	$(6,213,737)	$(6,683,428)	$(4,742,108)	$(17,639,273)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s Treasury Cash Management Strategies

Included within Blackstone’s Treasury cash management strategies are the Partnership’s liquid investments in government and other investment and non-investment grade securities. These strategies are managed by third-party institutions. The Partnership has managed its credit risk through diversification of its investments among major financial institutions, all of which have investment grade ratings.

The following table presents the Partnership’s realized and net change in unrealized gains:

	Year Ended December 31,
	2010	2009
Realized Gains (Losses)	$7,497	$10,145
Net Change in Unrealized Gains (Losses)	4,185	1,758

	$11,682	$11,903

The Partnership held no liquid investments in government and other investment and non-investment grade securities during the year ended December 31, 2008.

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	December 31,
	2010	2009
Performance Fees
Private Equity	$573,042	$425,615
Real Estate	65,477	7,900
Credit and Marketable Alternatives	298,708	120,948

	$937,227	$554,463

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2010	2009	2008
Realized Gains (Losses)	$977	$2,032	$(1,432)
Net Change in Unrealized Gains (Losses)	2,429	6,164	(9,159)

	$3,406	$8,196	$(10,591)

5.     NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone Funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of December 31, 2010 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$263,703	$4,486	(a	)	(a	)
Credit Driven	214,163	3,974	(b	)	(b	)
Event Driven	131,010	—	(c	)	(c	)
Equity	117,040	—	(d	)	(d	)

	$725,916	$8,460

(a)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 16% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 66% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 29% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 4% of Blackstone’s investments. Investments representing 4% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 1% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 53% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 47% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

Fair Value Hedges

The Partnership uses interest rate swaps to hedge a portion of the interest rate risk associated with its fixed rate borrowings. The Partnership has designated these financial instruments as fair value hedges. Changes in fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged liability, are recorded within General, Administrative and Other in the Consolidated Statements of Operations. The fair value of the derivative instrument is reflected within Other Assets in the Consolidated Statements of Financial Condition.

Free Standing Derivatives

Free standing derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options, futures and other derivative contracts. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss), in the Consolidated Statements of Operations. The fair value of free standing derivative assets are recorded within Investments and free standing derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments:

	December 31, 2010				December 31, 2009
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$26,192	$—	$—	$—	$—	$450,000	$19

Free Standing Derivatives
Blackstone	67,288	339	380,078	996	1,099	636	—	—
Investments of Consolidated Blackstone Funds	409	2	212	2	940	17	656	4

Free Standing Derivatives	67,697	341	380,290	998	2,039	653	656	4

Total	$517,697	$26,533	$380,290	$998	$2,039	$653	$450,656	$23

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Where hedge accounting is applied, hedge effectiveness testing is performed at least monthly to monitor ongoing effectiveness of the hedge relationships. During the years ended December 31, 2010 and 2009, the amount of ineffectiveness related to the interest rate swap hedges was a gain of $3.4 million and a loss of $1.7 million, respectively. During the years ended December 31, 2010 and 2009, the portion of hedging instruments’ gain or loss excluded from the assessment of effectiveness for its fair value hedges was a loss of $1.1 million and $8.7 million, respectively. Such gains (losses) have been included in General, Administrative and Other. The Partnership had no derivatives designated as fair value hedges in 2008.

During the year ended December 31, 2010, the Partnership recognized $(3.4) million of realized losses and $0.7 million in net change in unrealized gains related to free standing derivative instruments. Amounts recognized in the years ended December 31, 2009 and 2008 were not material.

As of December 31, 2010, 2009 and 2008, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.    FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of December 31,
	2010	2009
Assets
Loans and Receivables	$131,290	$68,550
Debt Securities	—	26,466
Equity Securities	—	1,905
Assets of Consolidated CLO Vehicles
Corporate Loans	6,351,966	—
Corporate Bonds	157,997	—
Other	12,076	—

	$6,653,329	$96,921

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$5,877,957	$—
Subordinated Notes	555,632	—

	$6,433,589	$—

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2010		2009
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$5,695	$(101)	$101
Debt Securities	(16)	—	364
Equity Securities	(350)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(17,736)	272,526	—
Corporate Bonds	1,073	5,718	—
Other	702	(1,314)	—

	$(10,632)	$276,829	$465

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(6,079)	$(33,194)	$—
Subordinated Notes	—	(152,333)	—

	$(6,079)	$(185,527)	$—

The Partnership had no realized gains (losses) for the year ended December 31, 2009. The Partnership held no financial instruments on which the fair value option was elected during the year ended December 31, 2008.

As of December 31, 2010, the uncollected principal balance on Corporate Loans and Corporate Bonds exceeded the fair value by $244.2 million and $1.5 million, respectively. The fair value of Corporate Loans that were more than one day past due as of December 31, 2010 was $5.4 million. The principal balance related to such past due Corporate Loans exceeded the fair value by $2.2 million. Included within the Corporate Loans category are structured finance obligations with contractual principal balances. The fair value of Corporate Bonds that were more than one day past due as of December 31, 2010 was $5.6 million. The principal balance related to such past due Corporate Bonds exceeded the fair value by $2.1 million. The fair value of the Other obligations exceeded the uncollected principal balance by $2.6 million. No obligations within the Other category were past due.

As of December 31, 2010, the fair value of Loans and Receivables and Debt Securities for which the fair value option was elected exceeded their principal amounts due by $1.4 million. No Loans and Receivables and Debt Securities on which the fair value option was elected were past due or in non-accrual status.

As of December 31, 2009, the fair value of Loans and Receivables and Debt Securities for which the fair value option was elected exceeded their principal amounts due by $0.5 million. No Loans and Receivables and Debt Securities on which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.     FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of December 31, 2010 and 2009, respectively:

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$2,333	$723,583	$725,916
Equity Securities	133,483	24,007	136,614	294,104
Partnership and LLC Interests	—	—	500,162	500,162
Debt Instruments	107	138,518	11,481	150,106
Assets of Consolidated CLO Vehicles	—	6,291,508	230,531	6,522,039

Total Investments of Blackstone Consolidated Funds	133,590	6,456,366	1,602,371	8,192,327
Blackstone’s Treasury Cash Management Strategies	442,700	453,667	—	896,367
Money Market Funds	165,957	—	—	165,957
Free Standing Derivatives	13	326	—	339
Derivative Instruments Used as Fair Value Hedges	—	26,192	—	26,192
Loans and Receivables	—	—	131,290	131,290
Other Investments	6,852	362	19,672	26,886

	$749,112	$6,936,913	$1,753,333	$9,439,358

Liabilities
Liabilities of Consolidated CLO Vehicles (a)	$—	$—	$6,433,589	$6,433,589
Free Standing Derivatives	19	977	—	996
Securities Sold, Not Yet Purchased	531	116,157	—	116,688

	$550	$117,134	$6,433,589	$6,551,273

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)	$80,610	$33,355	$1,192,463	$1,306,428
Blackstone’s Treasury Cash Management Strategies	398,487	136,290	—	534,777
Loans and Receivables	—	—	68,550	68,550
Free Standing Derivatives, Net	2	279	368	649
Other Investments (b)	8,711	10,176	46,210	65,097

	$487,810	$180,100	$1,307,591	$1,975,501

Liabilities
Derivative Instruments Used for Fair Value Hedges	$—	$19	$—	$19
Securities Sold, Not Yet Purchased	357	—	—	357

	$357	$19	$—	$376

(a)

Pursuant to revised GAAP consolidation rules, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including our investments in CLO vehicles and other funds in

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

which the general partner is presumed to have control. While we are required to consolidate certain funds, including our CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

(b)	Included within Level III of Other Investments are investments in debt and equity securities of $26.5 million and $1.9 million, respectively, for which the fair value option has been elected.

There were no significant transfers between Level I and Level II during the year ended December 31, 2010.

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of December 31, 2010:

Valuation Methodology	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total
Third-Party Fund Managers	—	—	41%	—	41%
Specific Valuation Metrics	20%	23%	15%	1%	59%

	20%	23%	56%	1%	100%

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income (Loss) and Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Level III Financial Assets at Fair Value Year Ended December 31,
	2010				2009
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$1,192,463	$68,550	$46,578	$1,307,591	$1,521,912	$—	$16,095	$1,538,007
Transfer In Due to Acquisition (a)	227,794	—	—	227,794	—	—	—	—
Transfer In Due to Consolidation (b)	—	—	—	—	108,986	—	—	108,986
Transfer Out Due to Deconsolidation (c)	—	—	—	—	(13,572)	—		(13,572)
Transfer In to Level III (d)	11,706	—	—	11,706	363	—	1,509	1,872
Transfer Out of Level III (d)	(65,605)	—	—	(65,605)	(15,646)	—	—	(15,646)
Purchases (Sales), Net	(110,245)	55,655	(29,832)	(84,422)	(525,926)	67,602	28,564	(429,760)
Realized Gains (Losses), Net	(26,206)	5,695	104	(20,407)	(194,495)	—	—	(194,495)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	372,464	1,390	2,822	376,676	310,841	948	410	312,199

Balance, End of Period	$1,602,371	$131,290	$19,672	$1,753,333	$1,192,463	$68,550	$46,578	$1,307,591

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value
	Year Ended December 31, 2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$—	$—	$—
Transfer In Due to and Acquisition (a)	5,751,806	364,829	6,116,635
Purchases (Sales), Net	153,229	50,895	204,124
Realized (Gains) Losses, Net	6,079	—	6,079
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	(33,157)	139,908	106,751

Balance, End of Period	$5,877,957	$555,632	$6,433,589

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the application of revised consolidation guidance effective January 1, 2010 and as a result of the acquisition of management contracts on April 1, 2010 and July 20, 2010, as described in Note 3. “Acquisitions, Goodwill and Intangible Assets”.
(b)	Transfers into Level III financial assets for the year ended December 31, 2009 were a result of the transfer of assets from a non-consolidated fund to a consolidated Blackstone Fund.
(c)	Represents the transfer out of Level III financial assets as a result of deconsolidation of certain Blackstone Funds.
(d)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

For the year ended December 31, 2009, there were no Level III financial liabilities.

9.    VARIABLE INTEREST ENTITIES

Pursuant to revised GAAP consolidation guidance, the Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-oriented or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The gross assets and liabilities of consolidated VIEs reflected in the Consolidated Statements of Financial Condition as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Gross Assets
Consolidated Blackstone Funds Excluding CLO Vehicles	$980,202	$741,024
Consolidated CLO Vehicles	7,224,134	—

	$8,204,336	$741,024

Gross Liabilities
Consolidated Blackstone Funds Excluding CLO Vehicles	$44,269	$37,974
Consolidated CLO Vehicles	6,745,554	—

	$6,789,823	$37,974

There is no recourse to the Partnership for the consolidated VIEs’ liabilities including the liabilities of the consolidated CLO vehicles. The assets and liabilities of consolidated VIEs comprise primarily investments and notes payable and are included within Investments, Loans Payable and Due to Affiliates, respectively, in the Consolidated Statements of Financial Condition.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. As of December 31, 2010, assets and liabilities recognized in the Partnership’s Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $268.4 million and $0.2 million, respectively. Assets consisted of $89.7 million of investments and $178.7 million of receivables. As of December 31, 2009, assets and liabilities recognized in the Partnership’s Consolidated Statement of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs were $133.9 million and $0.1 million, respectively. Assets consisted of $21.7 million of investments and $112.2 million of receivables. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2010 and 2009 was $273.2 million and $98.9 million, respectively. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities and any clawback obligation relating to previously distributed Carried Interest.

10.    REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2010, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $180.2 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $116.4 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a fair value of $62.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.    OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2010	2009
Furniture, Equipment and Leasehold Improvements	$261,622	$210,189
Less: Accumulated Depreciation	(116,741)	(92,774)

Furniture, Equipment and Leasehold Improvements, Net	144,881	117,415
Prepaid Expenses	80,878	31,232
Other Assets	67,435	23,909

	$293,194	$172,556

Depreciation expense of $24.0 million, $17.2 million and $18.2 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2010, 2009 and 2008, respectively, is included in General, Administrative and Other in the accompanying Consolidated Statements of Operations.

Accounts Payable, Accrued Expenses and Other Liabilities includes $113.2 million and $144.0 million as of December 31, 2010 and 2009, respectively, relating to redemptions that were legally payable to investors as of the balance sheet dates.

12.    BORROWINGS

The Partnership borrows and enters into credit agreements for its general operating and investment purposes and certain Blackstone Funds borrow to meet financing needs of their operating and investing activities. Borrowing facilities have been established for the benefit of selected funds within those business units. When a Blackstone Fund borrows from the facility in which it participates, the proceeds from the borrowing are strictly limited for its intended use by the borrowing fund and not available for other Partnership purposes. The Partnership’s credit facilities consist of the following:

	December 31,
	2010			2009
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,020,000	$—	—	$850,000	$—	—
Blackstone Issued 5.875% Notes Due 3/15/2021 (b)	400,000	400,000	5.88%	—	—	—
Blackstone Issued 6.625% Notes Due 8/15/2019 (b)	600,000	600,000	6.63%	600,000	600,000	6.63%
Operating Entities Facilities (c)	33,807	33,807	1.39%	63,369	63,369	1.50%

	2,053,807	1,033,807	6.16%	1,513,369	663,369	6.13%
Blackstone Fund Facilities (d)	9,689	9,689	2.25%	38,809	5,630	2.30%
CLO Vehicles (e)	7,367,633	7,362,094	1.33%	—	—	—

	$9,431,129	$8,405,590	1.93%	$1,552,178	$668,999	6.10%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	On March 23, 2010, an indirect, wholly-owned subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. On November 23, 2010, the amount available under the Credit Facility was amended to $1.02 billion. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.
(b)	Represents long term borrowings in the form of senior notes (the “Notes”) issued by Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership. On September 15, 2010, the Issuer issued $400 million of Notes due March 15, 2021. The Notes, which were issued at a discount, have an interest rate of 5.875% per annum, accruing from September 20, 2010. Interest is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes was $6.6 million for the year ended December 31, 2010. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of December 31, 2010, the fair value of the Notes was $398.1 million.

On August 20, 2009, the Issuer issued $600 million of Notes due August 15, 2019. The Notes, which were issued at a discount, have an interest rate of 6.625% per annum, accruing from August 20, 2009. Interest is paid semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes was $39.8 million and $14.6 million for the years ended December 31, 2010 and December 31, 2009, respectively. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of December 31, 2010, the fair value of the Notes issued in August 2009 was $612.8 million.

The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	Represents borrowings under a loan and security agreement as well as a capital asset purchase facility. The loan and security agreement facility bears interest at an adjusted rate below the lending bank’s prime commercial rate. Borrowings are available for the Partnership to provide partial financing to certain Blackstone employees to finance the purchase of their equity investments in certain Blackstone Funds. The advances to Blackstone employees are secured by investor notes, generally paid back over a five-year period, and the related underlying investment, as well as full recourse to the employees’ bonuses and returns from other Partnership investments. The capital asset purchase facility is secured by the purchased asset and borrowings bear interest at a spread to LIBOR. The borrowings are paid down through the termination date of the facility in 2014.
(d)	Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Due to the fact that the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.
(e)	Represents borrowings due to the holders of debt securities issued by Blackstone’s consolidated CLO vehicles. These amounts are included within Loans Payable and Due to Affiliates. At December 31, 2010, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,466,794	1.33%		5.2
Subordinated Notes	895,300	(i	)	7.7

	$7,362,094

(i)	The Subordinated Notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes are amounts due to non-consolidated affiliates of $99.3 million and $293.4 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2010 was $5.9 billion and $555.6 million, respectively, of which $78.0 million and $211.1 million represents the amounts Due to Affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2010, the fair value of the CLO assets was $7.2 billion. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2010.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings at December 31, 2010 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2011	$18,433	$1,153	$19,586
2012	8,381	8,537	16,918
2013	2,052	150,580	152,632
2014	4,941	—	4,941
2015	—	160,505	160,505
Thereafter	1,000,000	7,051,008	8,051,008

Total	$1,033,807	$7,371,783	$8,405,590

13.    INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2010	2009	2008
Current
Federal Income Tax	$(10,805)	$8,027	$3,936
Foreign Income Tax	9,378	4,517	8,304
State and Local Income Tax	26,278	41,219	25,114

	24,851	53,763	37,354

Deferred
Federal Income Tax	42,599	30,581	(34,090)
Foreign Income Tax	(2,282)	(597)	—
State and Local Income Tax	19,501	15,483	(17,409)

	59,818	45,467	(51,499)

Total Provision (Benefit) for Taxes	$84,669	$99,230	$(14,145)

The Partnership’s effective income tax rate was (16.20)%, (4.33)% and 0.25% for the years ended December 31, 2010, 2009 and 2008, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2010	2009
Deferred Tax Assets
Fund Management Fees	$13,478	$12,804
Equity Based Compensation	41,494	36,087
Unrealized Loss from Investments	17,590	38,937
Depreciation and Amortization	1,131,706	841,086
Net Operating Loss Carry Forward	32,159	7,729
Other	5,866	6,869

Total Deferred Tax Assets	$1,242,293	$943,512

Deferred Tax Liabilities
Depreciation and Amortization	$25,823	$18,251

Total Deferred Tax Liabilities	$25,823	$18,251

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. While the Partnership expects to record significant net losses from a financial reporting perspective, it does not expect to record comparable losses on a tax basis. Whereas the amortization of non-cash equity compensation results in a significant charge to net income and is a significant contributor to the expected financial reporting losses, these charges are largely not tax deductible and, as a result, do not decrease taxable income or contribute to a taxable loss.

The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had taxable income in 2009 and thus fully utilized the tax benefit from the amortization of the tax basis intangibles for all years since the IPO. The Partnership had a taxable loss of $72.8 million at the end of 2010 of which $8.8 million will be carried back and utilized against prior year taxable income and $64.0 million will be carried forward. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance. In addition, at this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2010.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Provision (Benefit) for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. Federal Income Tax Rate	35.00%	35.00%	35.00%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-26.10%	-33.00%	-32.68%
Interest Expense	7.32%	1.84%	0.75%
Foreign Income Taxes	-1.23%	-0.15%	-0.15%
State and Local Income Taxes	-6.60%	-1.97%	-0.19%
Equity-based Compensation	-25.27%	-6.45%	-2.48%
Other	0.68%	0.40%	—

Effective Income Tax Rate (b)	-16.20%	-4.33%	0.25%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision (Benefit) for Taxes.

Currently, the Partnership does not believe it meets the indefinite reversal criteria that would cause the Partnership to not recognize a deferred tax liability with respect to its foreign subsidiaries. Where applicable, Blackstone will record a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2010, Blackstone’s and the predecessor entities’ U.S. federal income tax returns for the years 2007 through 2009 are open under the normal three-year statute of limitations and therefore subject to examination. The Internal Revenue Service is examining certain corporate subsidiaries’ 2008 and 2009 U.S. federal income tax returns. State and local tax returns are generally subject to audit from 2006 through 2009. Currently, the State of New York is examining the tax returns filed by The Blackstone Group L.P. and certain of its subsidiaries for the years 2007 through 2009 and the City of New York is examining certain other subsidiaries’ tax returns for the years 2003 through 2008. In addition, HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for the years 2004 through 2007. Blackstone does not believe that the outcome of these examinations will require it to record reserves for uncertain tax positions or that the outcome will have a material impact on the consolidated financial statements. Blackstone does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.    NET LOSS PER COMMON UNIT

Basic and diluted net loss per common unit for the year ended December 31, 2010 and basic and diluted net loss per common unit entitled to priority distributions and per common unit not entitled to priority distributions for the years ended December 31, 2009 and December 31, 2008 was calculated as follows:

Basic and Diluted
Year Ended December 31, 2010
Net Loss Attributable to The Blackstone Group L.P.	$(370,028)

Net Loss Per Common Unit	$(1.02)

Total Weighted-Average Common Units Outstanding	364,021,369

	Basic and Diluted
	Year Ended December 31,
	2009	2008
Total Undistributed Loss
Net Loss Allocable to Common Unitholders	$(715,291)	$(1,163,032)
Less: Distributions to Common Unitholders	(356,958)	(240,402)

Total Undistributed Loss	$(1,072,249)	$(1,403,434)

Allocation of Total Undistributed Loss
Undistributed Loss—Common Unitholders Entitled to Priority Distributions	$(1,058,052)	$(1,394,271)
Undistributed Loss—Common Unitholders Not Entitled to Priority Distributions	(14,197)	(9,164)

Total Undistributed Loss	$(1,072,249)	$(1,403,434)

Net Loss Per Common Unit—Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(3.71)	$(5.22)
Priority Distributions (a)	1.25	0.90

Net Loss Per Common Unit—Common Units Entitled to Priority Distributions	$(2.46)	$(4.32)

Net Loss Per Common Unit—Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(3.71)	$(3.06)

Net Loss Per Common Unit—Common Units Not Entitled to Priority Distributions	$(3.71)	$(3.06)

Weighted-Average Common Units Outstanding—Common Units Entitled to Priority Distributions	285,163,954	266,876,031
Common Units Not Entitled to Priority Distributions	3,826,233	1,501,373

Total Weighted-Average Common Units Outstanding	288,990,187	268,377,404

(a)	Undistributed Loss per Common Unit—Priority Distributions are forecast based upon common units outstanding at the end of the reporting period and differ from actual distributions paid to common unitholders which are based on common units outstanding at the time priority distributions are made.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the years ended December 31, 2010, 2009 and 2008 the total unvested deferred restricted common units and Blackstone Holdings Partnership Units were anti-dilutive and as such have been excluded from the calculation of diluted earnings per unit, respectively, as follows.

	December 31,
	2010	2009	2008
Unvested Deferred Restricted Common Units	25,828,413	22,453,412	29,117,068
Blackstone Holdings Partnership Units	736,772,290	812,377,553	831,549,761

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

During the year ended December 31, 2010, Blackstone repurchased a combination of 107,420 Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total cost of $1.5 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $1.2 million. As of December 31, 2010, the amount remaining available for repurchases under this program was $337.9 million.

During the year ended December 31, 2009, Blackstone repurchased a combination of 4,689,091 Blackstone Common Units and Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $30.5 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $17.3 million.

15.    EQUITY-BASED COMPENSATION

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

For the years ended December 31, 2010, 2009 and 2008 the Partnership recorded compensation expense of $2.4 billion, $3.0 billion and $3.3 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $16.1 million, $13.7 million and $16.4 million, respectively. As of December 31, 2010, there was $4.0 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.7 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,130,052,026 as of December 31, 2010. Total outstanding unvested phantom units were 225,841 as of December 31, 2010.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2010 and a summary of changes during the period January 1, 2010 through December 31, 2010 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2009	270,458,725	$30.76	23,742,693	$23.10	208,592	$25.07
Granted	1,185,667	12.94	6,546,818	12.56	219,192	13.91
Vested	(117,262,467)	30.85	(10,072,912)	19.73	(193,497)	14.56
Forfeited	(5,156,607)	29.81	(1,097,650)	24.21	(8,446)	14.60

Balance, December 31, 2010	149,225,318	$30.58	19,118,949	$21.00	225,841	$13.98

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2010, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	139,905,570	3.4
Deferred Restricted Blackstone Common Units and Options	15,520,221	3.2

Total Equity-Based Awards	155,425,791	3.4

Phantom Units	168,629	4.3

Deferred Restricted Common Units and Phantom Units

The Partnership has granted deferred restricted common units to certain senior and non-senior managing director professionals, analysts and senior finance and administrative personnel and selected external advisors and phantom units (cash settled equity-based awards) to other non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash.

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 10 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 13.9% annually by employee class, and a per unit discount, ranging from $0.01 to $12.85 as a majority of these unvested awards do not contain distribution participation rights. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Subject to a non-senior managing director employee’s continued employment with Blackstone, the phantom units vested or will vest in equal installments on each of the first, second and third anniversaries of the grant date or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 8.4% to 13.9% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $2.2 million, $3.5 million and $6.7 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2010, 2009 and 2008, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisors received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to 8 years from the IPO date. Subsequent to the Reorganization, the Partnership has granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership has accounted for the unvested Blackstone Holdings Partnership Units as compensation expense. The fair values have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, or $31 (based on the initial public offering price per Blackstone Common Unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 13.9%, based on historical experience.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

16.    RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Blackstone considers its founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates. As of December 31, 2010 and 2009, Due from Affiliates and Due to Affiliates comprised the following:

	December 31,
	2010	2009
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$180,672	$308,378
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	169,413	127,669
Amounts Due from Portfolio Companies and Funds	175,872	115,441
Investments Redeemed in Non-Consolidated Funds of Funds	43,790	77,600
Management and Performance Fees Due from Non-Consolidated Funds of Funds	107,547	68,649
Payments Made on Behalf of Non-Consolidated Entities	81,689	53,581
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	36,412	8,589

	$795,395	$759,907

	December 31,
	2010	2009
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,114,609	$830,517
Accrual for Potential Repayment of Previously Received Performance Fees	273,829	485,253
Due to Note-Holders of Consolidated CLO Vehicles	274,020	—
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	77,362	58,083
Distributions Received on Behalf of Non-Consolidated Entities	15,970	31,692
Payments Made by Non-Consolidated Entities	6,497	4,521

	$1,762,287	$1,410,066

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of December 31, 2010 and 2009, the founder’s, other senior managing directors’ and employees’ investments aggregated $832.8 million and $649.4 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $219.7 million, $31.2 million and $(281.7) million for the years ended December 31, 2010, 2009 and 2008, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $189.0 million, 134.3 million and $188.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $3.1 million, $2.2 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2010. See Note 17. “Commitments and Contingencies—Contingencies—Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets by Stephen A. Schwarzman (“Personal Aircraft”). In addition, on occasion, Mr. Schwarzman and his family have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Mr. Schwarzman paid for his purchases of the aircraft himself and bears all operating, personnel and maintenance costs associated with their operation. In addition, Mr. Schwarzman is charged for his and his family’s personal use of Blackstone assets based on market rates and usage. Payment by Blackstone for the use of the Personal Aircraft by other Blackstone employees are made at market rates. Personal use of Blackstone resources are also reimbursed to Blackstone at market rates. The transactions described herein are not material to the Consolidated Financial Statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

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

One of the subsidiaries of the Partnership which is a corporate taxpayer has entered into tax receivable agreements with each of the predecessor owners and additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted senior managing directors and others who acquire Blackstone Holdings Partnership Units. The agreements provide for the payment by the corporate taxpayer to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1,114.6 million over the next 15 years. The after-tax net present value of these estimated payments totals $315.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2010, payments totaling $51.5 million were made to certain pre-IPO owners in accordance with the tax receivable agreements and related tax benefits the Partnership received for the 2009 taxable year.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

17.    COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2024. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2010, 2009 and 2008, was $66.4 million, $63.1 million and $40.7 million, respectively. At December 31, 2010 and 2009, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $10.7 million and $9.9 million, respectively. As of December 31, 2010, the approximate aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2011	$56,826
2012	54,018
2013	50,719
2014	45,167
2015	45,851
Thereafter	245,536

Total	$498,117

Investment Commitments

Blackstone had $1.2 billion of investment commitments as of December 31, 2010 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $29.4 million as of December 31, 2010 which includes $5.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.1 million as of December 31, 2010.

Contingent Performance Fees

There were $111.9 million of segment level Performance Fees related to the hedge funds in the Credit and Marketable Alternatives and Real Estate segments for the year ended December 31, 2010 attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees were $111.2 million for the year ended December 31, 2010.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Obligations (Clawback)

Included within Net Gains from Fund Investment Activities in the Consolidated Statements of Operations are gains from Blackstone Fund investments. The portion of net gains attributable to non-controlling interest holders is included within Non-Controlling Interests in Income of Consolidated Entities. Net gains (losses) attributable to non-controlling interest holders are net of Carried Interest earned by Blackstone. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results.

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

For the year ended December 31, 2010, the Blackstone general partners paid an interim cash clawback obligation of $19.3 million relating to a real estate fund of which $15.4 million was paid by Blackstone Holdings and $3.9 million by current and former Blackstone personnel.

The following table presents the clawback obligations by segment:

	December 31,
	2010			2009
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$62,534	$118,845	$181,379	$65,237	$120,208	$185,445
Real Estate	30,623	61,827	92,450	152,142	147,666	299,808

Total	$93,157	$180,672	$273,829	$217,379	$267,874	$485,253

The Accrual for Potential Repayment of Previously Received Performance Fees is included in Due to Affiliates.

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2010, $482.4 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.    EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain finance and administrative professionals who are participants in the Plan, the Partnership contributes 2% of such professional’s pre-tax annual compensation up to a maximum of one thousand six hundred dollars. In addition, the Partnership will contribute 50% of the first 4% of pre-tax annual compensation contributed by such professional participants with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2010, 2009 and 2008, the Partnership incurred expenses of $1.3 million, $1.5 million and $1.3 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“U.K. Plan”). All United Kingdom employees are eligible to contribute to the U.K. Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2010, 2009 and 2008, the Partnership incurred expenses of $0.3 million, $0.3 million and $0.3 million, respectively, in connection with the U.K. Plan.

19.    REGULATED ENTITIES

The Partnership has certain entities that are registered broker-dealers which are subject to the minimum net capital requirements of the United States Securities and Exchange Commission (“SEC”). The Partnership has continuously operated in excess of these requirements. The Partnership also has two entities based in London which are subject to the capital requirements of the U.K. Financial Services Authority. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities which are registered as investment advisers with the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2010, approximately $5.7 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

20.    SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through four segments:

•	Private Equity—Blackstone’s Private Equity segment comprises its management of private equity funds.

•

Real Estate—Blackstone’s Real Estate segment primarily comprises its management of general real estate funds and internationally focused real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Credit and Marketable Alternatives—Blackstone’s Credit and Marketable Alternatives segment, whose consistent focus is current earnings, comprises its management of funds of hedge funds, credit-oriented funds, CLO vehicles, separately managed accounts and publicly-traded closed-end mutual funds and registered investment companies.

•

Financial Advisory—Blackstone’s Financial Advisory segment comprises its financial advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges include principally charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone uses ENI as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds managed by Blackstone. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s four segments.

Management makes operating decisions and assesses the performance of each of Blackstone’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Blackstone Funds that are consolidated into the Consolidated Financial Statements. Consequently, all segment data excludes the assets, liabilities and operating results related to the Blackstone Funds.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the years ended December 31, 2010, 2009 and 2008:

	December 31, 2010 and the Year Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$263,307	$338,428	$467,736	$—	$1,069,471
Advisory Fees	—	—	—	426,140	426,140
Transaction and Other Fees, Net	72,243	59,914	5,229	362	137,748
Management Fee Offsets	(188)	(1,071)	(1,054)	—	(2,313)

Total Management and Advisory Fees	335,362	397,271	471,911	426,502	1,631,046

Performance Fees
Realized	156,869	40,288	164,506	—	361,663
Unrealized	151,494	256,971	156,161	—	564,626

Total Performance Fees	308,363	297,259	320,667	—	926,289

Investment Income
Realized	15,332	11,251	19,518	814	46,915
Unrealized	153,288	318,979	28,833	534	501,634

Total Investment Income	168,620	330,230	48,351	1,348	548,549
Interest and Dividend Revenue	14,044	11,173	4,907	5,972	36,096
Other	2,021	(336)	(391)	(1,912)	(618)

Total Revenues	828,410	1,035,597	845,445	431,910	3,141,362

Expenses
Compensation and Benefits
Compensation	179,345	183,177	218,643	277,949	859,114
Performance Fee Compensation
Realized	32,627	15,844	79,845	—	128,316
Unrealized	21,320	122,864	84,462	—	228,646

Total Compensation and Benefits	233,292	321,885	382,950	277,949	1,216,076
Other Operating Expenses	109,589	74,189	90,466	70,272	344,516

Total Expenses	342,881	396,074	473,416	348,221	1,560,592

Economic Net Income	$485,529	$639,523	$372,029	$83,689	$1,580,770

Segment Assets as of December 31, 2010	$4,191,664	$2,741,280	$2,760,434	$644,553	$10,337,931

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2009 and the Year Then Ended
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$270,509	$328,447	$400,873	$—	$999,829
Advisory Fees	—	—	—	390,718	390,718
Transaction and Other Fees, Net	86,336	25,838	2,866	—	115,040
Management Fee Offsets	—	(2,467)	(14,694)	—	(17,161)

Total Management and Advisory Fees	356,845	351,818	389,045	390,718	1,488,426

Performance Fees
Realized	34,021	(3,039)	43,282	—	74,264
Unrealized	303,491	(252,180)	114,556	—	165,867

Total Performance Fees	337,512	(255,219)	157,838	—	240,131

Investment Income (Loss)
Realized	36,968	6,164	(15,031)	1,443	29,544
Unrealized	33,269	(125,624)	96,016	219	3,880

Total Investment Income (Loss)	70,237	(119,460)	80,985	1,662	33,424
Interest and Dividend Revenue	7,756	6,030	3,452	5,254	22,492
Other	2,845	3,261	1,025	(35)	7,096

Total Revenues	775,195	(13,570)	632,345	397,599	1,791,569

Expenses
Compensation and Benefits
Compensation	181,266	158,115	198,117	232,359	769,857
Performance Fee Compensation
Realized	741	3,506	20,854	—	25,101
Unrealized	20,307	(113,981)	67,493	—	(26,181)

Total Compensation and Benefits	202,314	47,640	286,464	232,359	768,777
Other Operating Expenses	82,471	56,325	80,661	79,572	299,029

Total Expenses	284,785	103,965	367,125	311,931	1,067,806

Economic Net Income (Loss)	$490,410	$(117,535)	$265,220	$85,668	$723,763

Segment Assets	$2,870,238	$1,940,925	$2,706,169	$986,624	$8,503,956

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2008
	Private Equity	Real Estate	Credit and Marketable Alternatives	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$268,961	$295,921	$476,836	$—	$1,041,718
Advisory Fees	—	—	—	397,519	397,519
Transaction and Other Fees, Net	51,796	36,046	8,516	—	96,358
Management Fee Offsets	(4,862)	(4,969)	(6,606)	—	(16,437)

Total Management and Advisory Fees	315,895	326,998	478,746	397,519	1,519,158

Performance Fees
Realized	(749)	24,681	15,081	—	39,013
Unrealized	(429,736)	(843,704)	(12,822)	—	(1,286,262)

Total Performance Fees	(430,485)	(819,023)	2,259	—	(1,247,249)

Investment Income (Loss)
Realized	13,687	3,778	(82,142)	—	(64,677)
Unrealized	(196,200)	(238,650)	(257,084)	—	(691,934)

Total Investment Income (Loss)	(182,513)	(234,872)	(339,226)	—	(756,611)
Interest and Dividend Revenue	6,459	5,880	8,527	8,148	29,014
Other	4,474	3,008	1,214	4,899	13,595

Total Revenues	(286,170)	(718,009)	151,520	410,566	(442,093)

Expenses
Compensation and Benefits
Compensation	146,551	150,684	239,436	234,755	771,426
Performance Fee Compensation
Realized	(4,255)	1,090	8,162	—	4,997
Unrealized	(126,090)	(74,981)	(6,643)	—	(207,714)

Total Compensation and Benefits	16,206	76,793	240,955	234,755	568,709
Other Operating Expenses	90,130	55,782	106,027	67,277	319,216

Total Expenses	106,336	132,575	346,982	302,032	887,925

Economic Net Income (Loss)	$(392,506)	$(850,584)	$(195,462)	$108,534	$(1,330,018)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as and for the years ended December 31, 2010, 2009 and 2008:

	December 31, 2010 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,141,362	$(22,020	)(a)	$3,119,342
Expenses	$1,560,592	$2,583,398	(b)	$4,143,990
Other Income	$—	$501,994	(c)	$501,994
Economic Net Income (Loss)	$1,580,770	$(2,103,424	)(d)	$(522,654)
Total Assets	$10,337,931	$8,506,674	(e)	$18,844,605

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2009 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,791,569	$(17,870	)(a)	$1,773,699
Expenses	$1,067,806	$3,174,053	(b)	$4,241,859
Other Income	$—	$176,694	(c)	$176,694
Economic Net Income (Loss)	$723,763	$(3,015,229	)(d)	$(2,291,466)
Total Assets	$8,503,956	$905,068	(e)	$9,409,024

	Year Ended December 31, 2008
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$(442,093)	$92,732	(a)	$(349,361)
Expenses	$887,925	$3,498,677	(b)	$4,386,602
Other Income	$—	$(872,336	)(c)	$(872,336)
Economic Net Income (Loss)	$(1,330,018)	$(4,278,281	)(d)	$(5,608,299)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2010	2009	2008
Fund Management Fees and Performance Fees Eliminated in Consolidation	$17,165	$14,870	$(105,418)
Fund Expenses Added in Consolidation	30,776	10,441	66,046
Non-Controlling Interests in Income (Loss) of Consolidated Entities	431,149	151,383	(832,964)
Transaction-Related Other Income	22,904	—	—

Total Consolidation Adjustments and Reconciling Items	$501,994	$176,694	$(872,336)

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Benefit for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2010	2009	2008
Economic Net Income (Loss)	$1,580,770	$723,763	$(1,330,018)

Adjustments
Amortization of Intangibles	(165,378)	(158,048)	(153,237)
IPO and Acquisition-Related Charges	(2,369,195)	(2,973,950)	(3,331,722)
Other Adjustments	—	—	(999)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	431,149	116,769	(792,323)

Total Consolidation Adjustments and Reconciling Items	(2,103,424)	(3,015,229)	(4,278,281)

Income (Loss) Before Provision for Taxes	$(522,654)	$(2,291,466)	$(5,608,299)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

21.     SUBSEQUENT EVENTS

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. The Hedge Fund Solutions segment, which is comprised primarily of Blackstone Alternative Asset Management, primarily manages funds of hedge funds and includes the Indian-focused and Asian-focused closed-end mutual funds. The Credit Businesses segment, which principally includes GSO, manages credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and debt-focused closed-end registered investment companies. This change in Blackstone’s segment reporting aligns it to its management reporting and organization structure and is consistent with the manner in which resource deployment and compensation decisions will be made. Blackstone will report segment results under this structure commencing in the first quarter of 2011.

22.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$701,239	$550,088	$784,000	$1,084,015
Expenses	1,100,714	1,127,766	925,769	989,741
Other Income (Loss)	171,804	(59,250)	285,071	104,369

Income (Loss) Before Provision for Taxes	$(227,671)	$(636,928)	$143,302	$198,643

Net Income (Loss)	$(237,306)	$(656,320)	$147,527	$138,776

Income (Loss) Attributable to The Blackstone Group L.P.	$(121,377)	$(193,320)	$(44,358)	$(10,973)

Net Loss Per Common Unit – Basic and Diluted
Common Units	$(0.36)	$(0.55)	$(0.12)	$(0.03)

Distributions Declared (a)	$0.30	$0.10	$0.10	$0.10

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$44,914	$406,416	$597,023	$725,346
Expenses	922,358	1,051,706	1,097,794	1,170,001
Other Income (Loss)	(34,763)	58,304	73,812	79,341

Income (Loss) Before Provision for Taxes	$(912,207)	$(586,986)	$(426,959)	$(365,314)

Net Income (Loss)	$(929,938)	$(597,871)	$(479,510)	$(383,377)

Income (Loss) Attributable to The Blackstone Group L.P.	$(231,574)	$(164,284)	$(176,183)	$(143,250)

Net Loss Per Common Unit – Basic and Diluted
Common Units Entitled to Priority Distributions	$(0.84)	$(0.59)	$(0.59)	$(0.45)

Common Units Not Entitled to Priority Distributions	$(1.14)	$(0.90)	$(0.92)	$(0.76)

Priority Distributions Declared (a)	$—	$0.30	$0.30	$0.30

(a)	Distributions declared reflects the calendar date of the declaration of each distribution.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2010
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$588,621	$—	$—	$588,621
Cash Held by Blackstone Funds and Other	57,945	732,454	—	790,399
Investments	4,301,905	8,141,965	(469,398)	11,974,472
Accounts Receivable	454,752	41,149	(8)	495,893
Reverse Repurchase Agreements	181,425	—	—	181,425
Due from Affiliates	753,056	66,627	(24,288)	795,395
Intangible Assets, Net	779,311	—	—	779,311
Goodwill	1,703,602	—	—	1,703,602
Other Assets	275,021	18,173	—	293,194
Deferred Tax Assets	1,242,293	—	—	1,242,293

Total Assets	$10,337,931	$9,000,368	$(493,694)	$18,844,605

Liabilities and Partners’ Capital
Loans Payable	$1,044,719	$6,154,179	$—	$7,198,898
Due to Affiliates	1,470,881	330,773	(39,367)	1,762,287
Accrued Compensation and Benefits	819,925	1,643	—	821,568
Securities Sold, Not Yet Purchased	116,153	535	—	116,688
Accounts Payable, Accrued Expenses and Other Liabilities	314,023	377,792	(8)	691,807

Total Liabilities	3,765,701	6,864,922	(39,375)	10,591,248

Redeemable Non-Controlling Interests in Consolidated Entities	—	600,836	—	600,836

Partners’ Capital
Partners’ Capital	3,888,211	458,012	(458,012)	3,888,211
Appropriated Partners’ Capital	—	470,583	—	470,583
Accumulated Other Comprehensive Income	4,302	—	—	4,302
Non-Controlling Interests in Consolidated Entities	261,200	606,015	3,693	870,908
Non-Controlling Interests in Blackstone Holdings	2,418,517	—	—	2,418,517

Total Partners’ Capital	6,572,230	1,534,610	(454,319)	7,652,521

Total Liabilities and Partners’ Capital	$10,337,931	$9,000,368	$(493,694)	$18,844,605

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition-(Continued)

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

The Asia Opportunities Fund L.P.

Private equity side-by-side, general partners’** and affiliated limited partners’** investment vehicles

Real estate side-by-side, general partners’** and affiliated limited partners’** investment vehicles

Mezzanine side-by-side, general partners’** and affiliated limited partners’** investment vehicles

Collateralized loan obligation vehicles*

* Consolidated as of December 31, 2010 only.

** Included within Consolidated Blackstone Funds as of December 31, 2009 only. At December 31, 2010, these entities are included within Consolidated Operating Partnerships.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2010 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2010, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	64	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	60	President, Chief Operating Officer and Director
J. Tomilson Hill	62	Vice Chairman and Director
Laurence A. Tosi	43	Chief Financial Officer
John G. Finley	54	Chief Legal Officer
Joan Solotar	46	Senior Managing Director—External Relations & Strategy
Richard H. Jenrette	81	Director
Jay O. Light	69	Director
The Right Honorable Brian Mulroney	71	Director
William G. Parrett	65	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. Mr. Schwarzman is a founder of The Blackstone Group and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is Chairman of the Board of The John F. Kennedy Center for the Performing Arts. He is also a member of the Council on Foreign Relations, The Business Council and The Asia Society and is on the boards of various organizations, including The New York Public Library, The Frick Collection, the JPMorgan Chase National Advisory Board, The Partnership for New York City Board of Directors and the Advisory Board of the School of Economics and Management, Tsinghua University, Beijing. Mr. Schwarzman received a BA from Yale University and an MBA from Harvard Business School.

Hamilton E. James is President, Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its Executive Board since the acquisition of Donaldson, Lufkin & Jenrette, or “DLJ,” by Credit Suisse First Boston in 2000. Prior to the acquisition of DLJ, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities and a member of its Board of Directors. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995 with responsibility for all of the firm’s investment banking, alternative asset management and emerging market sales and trading activities. Mr. James is a Director of Costco Wholesale Corporation and Swift River Investments, Inc., and has served on a number of other corporate boards. Mr. James is Trustee of The Metropolitan Museum of Art, Trustee and member of The Executive Committee of the Second Stage Theatre, Vice Chairman of Trout Unlimited’s Coldwater Conservations Fund, Trustee of Woods Hole Oceanographic Institute, Advisory Board Member of the Montana Land Reliance, Trustee of the Wildlife Conservation Society and Chairman Emeritus of the Board of Trustees of American Ballet Theatre. Mr. James received a BA from Harvard College and an MBA from Harvard Business School.

J. Tomilson Hill is President and Chief Executive Officer of Blackstone Alternative Asset Management (“BAAM”), a Vice Chairman of The Blackstone Group and a member of the board of directors of our general partner, Blackstone Group Management L. L. C. Mr. Hill previously served as Co-Head of the Corporate and Mergers and Acquisitions Advisory group before assuming his role as CEO of BAAM. In his current capacity, Mr. Hill is responsible for overseeing the day-to-day activities of the group, including investment management, client relationships, marketing, operations and administration. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the Co-Founders of its Mergers & Acquisitions Department. After running the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-COO of Shearson Lehman Brothers Holding Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he chairs the Investment Committee and serves on the Council’s Board of Directors, and is a member of the Board of Directors of Lincoln Center Theater, where he is Chairman. Mr. Hill is Chairman of the Board of Trustees of the Smithsonian’s Hirshhorn Museum and Sculpture Garden. He serves on the Board of the Telluride Foundation, the Advantage Testing Foundation, and of Our Lady Queen of Angels School, a parochial school (K-8th grade) in Spanish Harlem. He is a member of the Board of Directors of OpenPeak Inc. and Advantage Testing, Inc.

Laurence A. Tosi is Blackstone’s Chief Financial Officer and a member of the firm’s Executive Committee. Before joining Blackstone in 2008, Mr. Tosi was a Managing Partner and the Chief Operating Officer of Global Markets and Investment Banking at Merrill Lynch & Co., a position which he held since 2007. From 2004 through 2007, Mr. Tosi was Merrill Lynch’s Finance Director and Principal Accounting Officer responsible for global finance, including worldwide accounting, regulatory reporting, budgeting and corporate business development. Prior to that, Mr. Tosi was Chief Financial Officer and Head of Merrill Lynch business finance from 2002 to 2004. He was also global Head of Corporate Development from 1999 to 2007 where he managed many of the firm’s strategic acquisitions and investments. Mr. Tosi joined Merrill Lynch in 1999 prior to which he was Director of Business Development for General Electric Company’s NBC division. Mr. Tosi received a BA, a JD and an MBA from Georgetown University where he currently serves on the University’s Board of Regents.

John G. Finley is Chief Legal Officer of Blackstone and a member of the firm’s Executive Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett for 22 years where he was most recently a member of that law firm’s Executive Committee and Head of Global Mergers & Acquisitions. Mr. Finley is a member of the Advisory Board of the Harvard Law School Program on Corporate Governance and a Trustee of the Jewish Board of Family and Children Services. Mr. Finley received a BS in Economics and a BA in History from the University of Pennsylvania, and a JD from Harvard Law School.

Joan Solotar is a Senior Managing Director, Head of the External Relations & Strategy Group of Blackstone and a member of the firm’s Executive Committee. Ms. Solotar has management responsibility for shareholder relations and public affairs and also guides the firm on analyzing strategic development opportunities. Before joining Blackstone in 2007, Ms. Solotar was with Banc of America Securities where she was a Managing Director and Head of Equity Research. She started her career in equity research at The First Boston Corporation and prior to joining Bank of America was part of the financial services team at Donaldson, Lufkin & Jenrette and later with CSFB as a Managing Director. Ms. Solotar was ranked each year from 1995 to 2002 in the Brokers and Asset Management category on the Institutional Investor All-America Research Team, and consistently ranked highly in the Greenwich Survey of portfolio managers. She also served as Chairperson of the Research Committee for the Securities Industry Association. Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at NYU. She is currently on the Board of Directors of the East Harlem Tutorial Program.

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

Jay O. Light is a member of the board of directors of our general partner. Mr. Light was elected to the board of directors of our general partner effective September 18, 2008. Mr. Light is the Dean Emeritus of Harvard Business School and the George F. Baker Professor of Administration Emeritus. Prior to that, Mr. Light was the Dean of Harvard Business School from 2006 to 2010. Before becoming the Dean of Harvard Business School, Mr. Light was Senior Associate Dean, Chairman of the Finance Area, and a professor teaching Investment Management, Capital Markets, and Entrepreneurial Finance for 30 years. Mr. Light is a director of the Harvard Management Company, a director of Partners HealthCare (the Mass General and Brigham & Women’s Hospitals) and chairman of its Investment Committee, a member of the Investment Committee of several endowments, a director of several private firms, and an advisor/trustee to several corporate and institutional pools of capital. In prior years until 2008, Mr. Light was a Trustee of the GMO Trusts, a family of mutual funds for institutional investors.

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

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is a member of the board of directors of the United States Council for International Business. He is also Chairman of the Board of Trustees of United Way Worldwide and on the Board of Trustees of Carnegie Hall. Mr. Parrett also serves as a trustee of The Catholic University of America. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is Chairman of the audit committee of each of these companies as well as the compensation committee of Kodak and public policy committee of Thermo.

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

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Jenrette, Light and Mulroney. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent registered public accounting firm’s qualifications and independence and (d) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its January 2011 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter which is available on our internet website at http://ir.blackstone.com/governance.cfm.

Conflicts Committee. The conflicts committee consists of Messrs. Parrett, Jenrette, Light and Mulroney. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”, and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, James and Hill. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Meetings

During 2010, our board of directors had five regularly scheduled and special meetings, and our audit committee had eleven meetings. None of our directors attended fewer than 80% of the aggregate number of meetings of the board of directors and all of our directors were present for every meeting of the committees of the board on which the director served.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2010, such persons complied with all such filing requirements, with the exception of late filings due to administrative oversight of (a) a Form 4 report on January 28, 2011, by Mr. William G. Parrett, Director, which reported a grant of 5,000 deferred, restricted common units that were granted under our 2007 Equity Incentive Plan on October 1, 2010, and (b) a Form 4 report on January 28, 2011, by The Right Honorable Brian Mulroney, Director, which reported a grant of 5,000 deferred, restricted common units that were granted under our 2007 Equity Incentive Plan on June 21, 2010.

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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works; (b) long-term carried interest tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility; (c) deferred equity awards reflecting the value of our common units; and (d) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and long-term carried interest or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash payments related to the performance of those carry fund operations and carried interest awards, while the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are a prescribed percentage of their annual cash payments under our Deferred Compensation Plan.

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

Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that we accrue compensation for our Carry Plans (as defined below) as increases in the carrying value of the portfolio investments are recorded in our carry funds, we only actually make cash payments of carried interest to our employees when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Carry Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. Lastly, because our deferred equity awards have significant vesting provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common units.

We believe our current compensation and benefit allocations are best in class and are consistent with companies in the alternative asset management and financial advisory industries. We do not generally rely on compensation surveys or compensation consultants. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program, and such reviews may in the future involve the assistance of independent consultants.

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests among our executive officers and the investors in those investment funds. (See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Side-By-Side and Other Investment Transactions.”) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

We also require each of our named executive officers to hold at least 25% of their vested units throughout their employment with the firm and thereafter until the expiration of the covenants included in their respective non-competition and non-solicitation agreements, which are described below. We believe the continued ownership by our named executive officers of significant amounts of our equity through their direct and indirect interests in the Blackstone Holdings partnerships affords significant alignment of interests with our common unitholders.

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the tables below (“named executive officers”) for 2010 were base compensation, which is composed of salary, cash bonus and equity-based compensation, and performance fee compensation, which is composed of carried interest and performance fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2010 (a pro rata portion in Mr. Finley’s case), which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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

Each of our named executive officers other than Mr. Schwarzman received annual cash payments in 2010 in addition to their base salary. With the exception of Mr. Hill, these cash payments included participation interests in the earnings of the firm’s various investment and advisory businesses. Mr. Hill, who has primary responsibility for BAAM, our funds of hedge funds operation, received cash payments that were based upon the performance of that business. Indicative participation interests were disclosed to a named executive officer at the beginning of the relevant year (or at the beginning of his employment in the case of Mr. Finley), and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings. However, with the exception of the minimum guaranteed payment to Mr. Finley described below, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman, in consultation with Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by Mr. Schwarzman or by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer; (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility; and (c) the estimated participation interests given to the officer at the beginning of the year. We make annual cash payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation”.

Certain key personnel participate in our Deferred Compensation Plan. For 2010, Mr. Hill was the only named executive officer to participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for up to three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Deferred Compensation Plan”.) Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our unitholders to do the same for our personnel. Mr. Hill received an equity award under the Deferred Compensation Plan of 541,439 deferred restricted common units on January 26, 2011 in respect of his service in 2010, which was approximately equal to (and paid in lieu of) 45% of the annual cash payment that he would have otherwise been paid, as described below. This award will be reflected in next year’s Grants of Plan-Based Awards table.

In addition, Mr. Tosi received discretionary equity awards of 50,000 and 344,154 deferred restricted Blackstone Holdings Partnership Units under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”) in 2010 and 2011, respectively. Mr. Tosi’s award of 344,154 deferred restricted Blackstone Holdings Partnership Units for his 2010 performance will be reflected in next year’s Grants of Plan-Based Awards table. Mr. Finley received an award of 500,000 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan in connection with the commencement of his employment with us in September 2010. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Senior Managing Director Agreement with Mr. Finley”.)

3. Participation in Carried Interest. During 2010 all of our named executive officers other than Mr. Hill participated in the carried interest of our carry funds through their participation interests in the carry pools generated by the general partners of these funds. We refer to these carry pools and employee participation therein as our “Carry Plans”. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the carry funds, we believe this fosters a strong alignment of interests among the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest generated by our carry funds as compensation, and accruals of this compensation expense are reflected as “All Other Compensation” in the Summary Compensation Table. To the extent there is a reduction of previously allocated and accrued carried interest, then such accruals are reversed and the compensation expense is decreased by the same amount. Actual carried interest cash distributions to our named executive officers and other employees who participate in our Carry Plans depends on the actual realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate.

The percentage participation of named executive officers in the carried interest varies by year, investment fund and, with respect to each carry fund, may vary by investment. This percentage participation for each named executive officer is established annually on January 1st. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional 50%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.

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

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Schwarzman Founding Member Agreement”.) Mr. Schwarzman is provided certain security services, including home security systems and monitoring and personal security services. These security services are provided for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits. Nevertheless, the expenses associated with these security services are reflected in the All Other Compensation column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based in large part on recommendations from Mr. James. For 2010, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance; operational performance for the segments or product lines in which the officer serves or for which he has responsibility; and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman, in consultation with Mr. James, relied upon his judgment to determine the ultimate amount of a named executive officer’s annual cash payment and participation in carried interest that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations include: prior and anticipated performance compared to the operational and strategic goals established for the named executive officer; the nature, scope and level of responsibilities; the compensation of individuals with similar responsibilities at comparable firms; and contribution to the firm’s commitment to create and maintain a fiduciary culture in which the interests of the investors in our funds and the objectives of our advisory clients are paramount. For 2010, Mr. Schwarzman, in consultation with Mr. James, also considered each named executive officer’s prior-year annual cash payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of carried interest through participation in our Carry Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2010—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

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

Stephen A. Schwarzman, Chairman

Hamilton E. James

J. Tomilson Hill

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founder Mr. Schwarzman makes all such compensation determinations in consultation with Mr. James. For a description of certain transactions between us and Mr. Schwarzman, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2010, for services rendered to us during 2010, 2009 and 2008. These individuals are referred to as our named executive officers in this annual report:

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)	All Other Compensation (2)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2010	$350,000	$—		$—	$6,387,051	$6,737,051
	2009	$350,000	$—		$—	$(759,217)	$(409,217)
	2008	$350,000	$—		$—	$2,297,632	$2,647,632

Hamilton E. James President Chief Operating Officer	2010	$350,000	$23,544,962		$—	$2,251,643	$26,146,605
	2009	$350,000	$19,450,000		$—	$(784,768)	$19,015,232
	2008	$350,000	$15,376,960		$—	$1,683,619	$17,410,579

J. Tomilson Hill Vice Chairman	2010	$350,000	$7,362,500	*	$8,047,052	$—	$15,759,552
	2009	$350,000	$6,057,500	**	$4,499,392	$—	$10,906,892
	2008	$350,000	$5,350,000	***	$3,213,475	$—	$8,913,475

Laurence A. Tosi Chief Financial Officer	2010	$350,000	$4,650,000		$5,441,075	$306,817	$10,747,892
	2009	$350,000	$3,650,000		$608,064	$46,425	$4,654,489
	2008	$116,666	$3,383,334		$12,379,768	$—	$15,879,768

John G. Finley Chief Legal Officer	2010	$166,667	$883,333		$6,220,000	$929	$7,270,929

*	Amount of bonus after mandatory deferral of $6,287,500 pursuant to the Deferred Compensation Plan.
**	Amount of bonus after mandatory deferral of $4,092,500 pursuant to the Deferred Compensation Plan.
***	Amount of bonus after mandatory deferral of $3,800,000 pursuant to the Deferred Compensation Plan.
(1)	The reference to “stock” in this table refers to Blackstone Holdings Partnership Units or deferred restricted common units. Amounts for 2010, 2009 and 2008 represent the grant date fair value of stock awards granted in a given year for financial statement reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pertaining to equity-based compensation.
(2)

Amounts included for 2010, 2009 and 2008 represent an amount of compensation expense (positive or negative) recorded by us on an accrual basis in respect of carried interest allocations relating to our Carry Plans to the named executive officers in 2010, 2009 and 2008, respectively. These amounts do not reflect actual cash carried interest distributions to the named executive officers during such periods relating to our Carry Plans. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest related to unrealized investments as of the last day of the relevant period as if the investments in the funds generating such carried interest were realized as of the last day of the relevant period. Compensation expense may also be negative in the event of a reversal of previously allocated carried interest to certain personnel due to negative adjustments in the fair value of particular portfolio investments. The ultimate amount of actual carried interest distributions that may be generated in connection with such investments and subsequently distributed to our named executive officers may be more or less than the amounts indicated and is not knowable at this time. For the periods presented, perquisites and other personal benefits to the named executive officers, with the exception of $149,138 of expenses related to the security services for Mr. Schwarzman in 2010, were less than $10,000 and therefore information regarding perquisites and other personal benefits has not been included. We consider the $149,138 of expenses for certain of Mr. Schwarzman’s security services in 2010 to be for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and he bears the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above.

During 2010, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $2.5 million to Mr. Schwarzman, $0.1 million to Mr. James, $0.3 million to Mr. Hill, $0.0 million to Mr. Tosi and $0.0 million to Mr. Finley. Cash distributions to our named executive officers during 2009 in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $7.8 million to Mr. Schwarzman, $0.2 million to Mr. James, $0.8 million to Mr. Hill and $0.0 million to Mr. Tosi. Cash distributions to our named executive officers during 2008 were $0.3 million to Mr. Schwarzman, $0.1 million to Mr. James and $0.0 million to Mr. Hill.

Grants of Plan-Based Awards in 2010

The following table provides information concerning unit awards granted in 2010 to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards (1)
Stephen A. Schwarzman		—	$—
Hamilton E. James		—	$—
J. Tomilson Hill (2)	01/14/2010	357,820	$4,499,392
Laurence A. Tosi (3)	01/14/2010	50,000	$608,064
John G. Finley (3)	10/01/2010	500,000	$6,220,000

(1)	The references to “stock” or “shares” in this table refer to deferred Blackstone Holdings Partnership Units or our deferred restricted common units.
(2)	Represents deferred restricted common units granted under Deferred Compensation Plan for 2009 performance and the premium award in respect of his grant. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Deferred Compensation Plan.”
(3)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010

Terms of Blackstone Holdings Partnership Units

Our pre-IPO owners, including our named executive officers other than Messrs. Tosi and Finley, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Messrs. Tosi and Finley received grants of Blackstone Holdings Partnership Units following the commencement of their employment with us under our 2007 Equity Incentive Plan. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for our common units as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement” below.

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Messrs. Tosi and Finley) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of Messrs. James and Hill in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to the named executive officer’s continued employment, in equal installments on each anniversary of our initial public offering over up to eight years. All of the Blackstone Holdings Partnership Units received by these named executive officers in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan are subject to the following vesting terms: (a) 100% of the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) will vest on the fifth anniversary of the commencement date of his service with the firm and (b) the deferred restricted Blackstone Holdings Partnership Units underlying his make-whole grant (338,381 units) will vest annually in varying increments over a four-year period. The 50,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2010 under the 2007 Equity Incentive Plan will vest in equal installments over five years on each anniversary of the grant date. The 344,154 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2011 under the 2007 Equity Incentive Plan will vest on January 1, 2016.

The 500,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2010 under the 2007 Equity Incentive Plan will vest in equal installments over five years on each anniversary of the hire date.

Each named executive officer will forfeit all unvested partnership units once he is no longer in our employ, subject to our retirement provisions which would generally enable a named executive officer to vest in 50% of the then remaining unvested units in respect of a qualifying retirement. See “Item 11. Executive Compensation—Non-Competition and Non-Solicitation Agreements—Retirement.” A named executive officer who leaves our firm to accept specified types of positions in government service after June 30, 2010 will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units that are unvested will automatically be deemed vested as of immediately prior to such change in control.

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

Transfer Restrictions. None of our named executive officers may transfer subject units at any time prior to December 31, 2011 other than pursuant to transactions or programs approved by our general partner.

This transfer restriction applies to sales, pledges of subject units, grants of options, rights or warrants to purchase subject units or swaps or other arrangements that transfer to another, in whole or in part, any of the economic consequences of ownership of the subject units other than as approved by our general partner. We expect that our general partner will approve pledges or transfers to personal planning vehicles beneficially owned by the families of our pre-IPO owners and charitable gifts, provided that the pledgee, transferee or donee agrees to be subject to the same transfer restrictions (except as specified above with respect to Mr. Schwarzman). Transfers to Blackstone are also exempt from the transfer restrictions.

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

The Blackstone Holdings Partnership Units received by other Blackstone personnel in the reorganization and pursuant to the 2007 Equity Incentive Plan are also generally subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to our named executive officers other than Mr. Schwarzman, although non-senior managing directors are also generally subject to vesting in respect of a portion of the Blackstone Holdings Partnership Units received by such personnel in the reorganization in exchange for their interests in carried interest.

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

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founder, Mr. Tosi and Mr. Finley. Senior managing directors who have joined the firm after our initial public offering (including Messrs. Tosi and Finley) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion except that Mr. Tosi’s agreement provided guaranteed compensation for 2008 which is described below under “—Senior Managing Director Agreement with Mr. Tosi” and Mr. Finley’s agreement provided guaranteed compensation for 2010 and 2011 which is described below under “—Senior Managing Director Agreement with Mr. Finley”. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “—Non-Competition and Non-Solicitation Agreements” below).

Senior Managing Director Agreement with Mr. Tosi

In connection with the commencement of Mr. Tosi’s employment with us in September 2008, we entered into a senior managing director agreement with him that included specific compensation terms. Those terms included his entitlement to specified guaranteed compensation in respect of his service for the firm in 2008 and three awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. The first award was a sign-on grant of 155,764 Blackstone Holdings Partnership Units, which was granted soon after the commencement of his employment with us. The second grant was a “make-whole” payment of 338,381 Blackstone Holdings Partnership Units, representing the value of compensation-related items from Merrill Lynch & Co., Inc. that Mr. Tosi forfeited as a result of his departure from that firm, which was granted soon after the commencement of his employment with the firm. The third grant of 699,845 Blackstone Holdings Partnership Units was in respect of a guaranteed equity grant for 2008 that was awarded on January 15, 2009. The unvested portion of Mr. Tosi’s equity-based awards will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Tosi is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Tosi will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Tosi has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors.

Senior Managing Director Agreement with Mr. Finley

In connection with the commencement of Mr. Finley’s employment with us in September 2010, we entered into a senior managing director agreement with him that included specific compensation terms. Those terms included his entitlement to specified guaranteed compensation in respect of his service for the firm in 2010 and 2011, which will be paid to him so long as he is not terminated with cause. Under the employment agreement he was entitled to a guaranteed minimum aggregate cash compensation of $1.0 million for 2010 (which included the pro rated amount of his base salary), which was paid to him in 2011 when annual cash payments were generally made to senior managing directors. In addition, Mr. Finley is entitled to a guaranteed minimum aggregate cash compensation of $3.0 million for 2011. As part of Mr. Finley’s employment agreement, he received an equity award on October 1, 2010 of 500,000 deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. These deferred restricted Blackstone Holdings Partnership Units vest in equal installments over five years on each anniversary of the hire date. The unvested portion of Mr. Finley’s award will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Finley is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Finley will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Finley has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors.

Deferred Compensation Plan

In 2007, we established our Deferred Compensation Plan for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. In respect of the deferred portion of his or her annual cash payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash payment which is deferred under the plan depends on the total amount of such participant’s annual cash payment and is calculated on the basis set forth in the following table:

Portion of Annual Cash Payment	Marginal Deferral Rate Applicable to Such Portion
$0 – 100,000	0%
$100,001 – 200,000	15%
$200,001 – 500,000	20%
$500,001 – 750,000	25%
$750,001 – 2,000,000	35%
$2,000,001 – 5,000,000	40%
$5,000,000 +	45%

In addition, each plan participant is eligible to receive a premium award in an amount equal to 20% of his or her deferral amount paid, as detailed below, after a three-year period. The deferral amount plus the premium award yields the total amount of deferral units that a participant is awarded for any given year.

Generally, deferral units are delivered in three equal installments over a three-year period (with no partial-year delivery). The entire premium portion of such deferral units vests at the end of such three-year period. The delivery of the deferral units is subject to the participant not violating any of the provisions of his or her employment agreement, including specified restrictive covenants such as non-competition following termination of employment. The vesting of the premium portion of a participant’s deferral units is subject to continued employment of such participant through the end of the three-year vesting date, subject to specified exceptions.

On November 5, 2009, we amended the Deferred Compensation Plan to, among other things: (a) provide that deferred compensation payments to participating employees and senior managing directors generally would be satisfied by a delivery of our common units; (b) delay the delivery of our common units (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations; and (c) ensure compliance with deferred compensation taxation rules.

Mr. Hill was our only named executive officer who participated in our Deferred Compensation Plan in 2010, but additional named executive officers may participate in 2011 or subsequent years.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2010:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Stephen A. Schwarzman	38,492,460	$544,668,309
Hamilton E. James	20,557,664	$290,890,946
J. Tomilson Hill	7,195,502	$101,816,353
Laurence A. Tosi	887,524	$12,558,465
John G. Finley	500,000	$7,075,000

(1)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(2)	The dollar amounts shown under this column were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units or deferred restricted common units held by the named executive officer by the closing market price of $14.15 per Blackstone common unit on December 31, 2010.

Option Exercises and Stock Vested in 2010

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2010:

	Stock Awards (1)
Name	Number of Shares Acquired On Vesting	Value Realized On Vesting (2)
Stephen A. Schwarzman	38,492,461	$399,166,821
Hamilton E. James	4,111,534	$42,636,608
J. Tomilson Hill	1,363,276	$14,137,172
Laurence A. Tosi	300,768	$4,147,591
John G. Finley (3)	—	$—

(1)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(2)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.
(3)	As of December 31, 2010, Mr. Finley had not vested in any of the Blackstone Holdings Partnership Units granted to him in 2010.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested Blackstone Holdings Partnership Units or our common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Upon such a change of control or such a termination of employment, each of our named executive officers would vest in the following numbers of Blackstone Holdings Partnership Units or our common units, having the following values based on our closing market price of $14.15 per Blackstone common unit on December 31, 2010: Mr. Schwarzman – 38,492,460 units with a value of $544,668,309; Mr. James – 20,557,664 units with a value of $290,890,946; Mr. Hill – 7,195,502 units with a value of $101,816,353; Mr. Tosi – 887,524 units with a value of $12,558,465 and Mr. Finley – 500,000 units with a value of $7,075,000.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Such unvested portion of carried interest has already been reflected under the column “All Other Compensation” in the Summary Compensation Table included above.

In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2010—Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2010, the aggregate present value of these expected costs were $0.6 million, for which $0.1 million, $0.3 million and $0.2 million were expensed for financial statement purposes in each of the years ended December 31, 2010, 2009 and 2008, respectively.

Non-Competition and Non-Solicitation Agreements

Upon the consummation of our initial public offering, we entered into a non-competition and non-solicitation agreement with our founder, our other senior managing directors, most of our other professional employees and specified senior administrative personnel to whom we refer collectively as “Contracting Employees”. Contracting Employees who have joined the firm after our initial public offering, such as Messrs. Tosi and Finley, have also executed non-competition and non-solicitation agreements. The following are descriptions of the material terms of each such non-competition and non-solicitation agreement. With the exception of the few differences noted in the description below, the terms of each non-competition and non-solicitation agreement are generally in relevant part similar.

Full-Time Commitment. Each Contracting Employee agrees to devote substantially all of his or her business time, skill, energies and attention to his or her responsibilities at Blackstone in a diligent manner. Our founder Mr. Schwarzman has agreed that our business will be his principal business pursuit and that he will devote such time and attention to the business of the firm as may be reasonably requested by us.

Confidentiality. Each Contracting Employee is required, whether during or after his or her employment with us, to protect and only use “confidential information” in accordance with strict restrictions placed by us on its use and disclosure. (Every employee of ours is subject to similar strict confidentiality obligations imposed by our Code of Conduct applicable to all Blackstone personnel.)

Notice of Termination. Each Contracting Employee is required to give us prior written notice of his or her intention to leave our employ—six months in the case of Mr. Schwarzman, 90 days for all of our other senior managing directors and between 30 and 60 days in the case of all other Contracting Employees.

Garden Leave. Upon his or her voluntary departure from our firm, a Contracting Employee is required to take a prescribed period of “garden leave”. The period of garden leave is 90 days for our non-founding senior managing directors and between 30 and 60 days for all other Contracting Employees. During this period the Contracting Employee will continue to receive some of his or her Blackstone compensation and benefits, but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Employee will run coterminously with the non-competition Restricted Period that applies to him or her as described below. Our founder Mr. Schwarzman is subject to non-competition covenants but not garden leave requirements.

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

Restricted Period. For purposes of the foregoing covenants, the “Restricted Period” will be:

Covenant	Stephen A. Schwarzman	Other Senior Managing Directors	Other Contracting Employees
Non-competition	Two years after termination of employment.	One year (six months for senior managing directors who are eligible to retire, as defined below) after termination of employment.	Between 90 days and six months after termination of employment.

Non-solicitation of Blackstone employees	Two years after termination of employment.	Two years after termination of employment.	Generally between six months and one year after termination of employment.

Non-solicitation of Blackstone clients or investors	Two years after termination of employment.	One year after termination of employment.	Generally between six months and one year after termination of employment.

Non-interference with business relationships	Two years after termination of employment.	One year after termination of employment.	Generally between six months and one year after termination of employment.

Retirement. Blackstone personnel are eligible to retire if they have satisfied either of the following tests: (a) one has reached the age of 65 and has at least five full years of service with our firm; or (b) one has reached the age of 50 and has at least five full years of service with our firm and the sum of his or her age plus years of service with our firm totals at least 65.

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

Director Compensation in 2010

No additional remuneration is paid to our employees for service as a director of our general partner. Each non-employee director received an annual cash retainer of $150,000 during 2010. An additional $15,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2010. Each of Mr. Mulroney and Mr. Parrett was granted 10,000 deferred restricted common units under our 2007 Equity Incentive Plan upon his appointment as a director in 2007. Each of Mr. Jenrette and Mr. Light was granted 15,000 deferred restricted common units upon his appointment as a director in 2008, and each of Mr. Mulroney and Mr. Parrett was granted an additional 5,000 deferred restricted units in 2008 so that all non-employee directors would have the same number of awards. In 2010, each of Mr. Mulroney and Mr. Parrett was granted an additional 5,000 deferred restricted units upon the three-year anniversary of his initial grant, and in 2011, each of Mr. Jenrette and Mr. Light is expected to receive an additional 5,000 deferred restricted units upon the three-year anniversary of his initial grant. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides the compensation for our non-employee directors for 2010:

Name	Fees Earned or Paid in Cash	Stock Awards (1) (2)	Total
The Right Honorable Brian Mulroney	$150,000	$51,850	$201,850
William G. Parrett	$165,000	$62,200	$227,200
Richard Jenrette	$150,000	$—	$150,000
Jay O. Light	$150,000	$—	$150,000

(1)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2010 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the anniversaries of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.
(2)	The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2010:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
The Right Honorable Brian Mulroney	5,000	$70,750
William G. Parrett	5,000	$70,750
Richard Jenrette	5,000	$70,750
Jay O. Light	5,000	$70,750

(a)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $14.15 per Blackstone common unit on December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 18, 2011 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 18, 2011. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P. 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (1)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
AIG BG Holdings LLC (2)	35,737,235	10%	—	—

Directors and Executive Officers (3)
Stephen A. Schwarzman (4)(5)	—	—	231,924,793	37%
Hamilton E. James (5)	10,000,000	3%	34,107,756	5%
J. Tomilson Hill (5)	—	—	16,345,085	3%
Laurence A. Tosi	—	—	222,122	*
John G. Finley	—	—	—	—
The Right Honorable Brian Mulroney	115,000	*	—	—
William G. Parrett	41,000	*	—	—
Richard Jenrette	10,000	*	—	—
Jay O. Light	10,000	*	—	—
All executive officers and directors as a group (10 persons)	10,196,000	3%	282,708,369	45%

*	Less than one percent
(1)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(2)	Reflects units beneficially owned by American International Group, Inc. and its subsidiary AIG BG Holdings LLC based on the Schedule 13G filed by such entities as joint reporting persons on December 9, 2010. On February 9, 2011, AIG Holdings exchanged its 35,737,235 Blackstone Holdings Partnership Units for 35,737,235 common units. The address of American International Group, Inc. is 180 Maiden Lane, New York, New York 10038.
(3)	The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 18, 2011: J. Tomilson Hill – 1,090,634 deferred restricted common units; Laurence A. Tosi – 1,175,009 deferred restricted Blackstone Holdings Partnership Units; John G. Finley – 500,000 deferred restricted Blackstone Holdings Partnership Units; The Right Honorable Brian Mulroney – 5,000 deferred restricted common units; William G. Parrett – 5,000 deferred restricted common units; Richard Jenrette – 5,000 deferred restricted common units; Jay O. Light – 5,000 deferred restricted common units; and all other executive officers and directors as a group – 309,364 deferred restricted Blackstone Holdings Partnership Units.
(4)

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

Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners. If Blackstone Partners directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.

(5)	The Blackstone Holdings Partnership Units shown in the table above for each of the named executive officers include (a) the following units held for the benefit of family members with respect to which the named executive officer disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee; Mr. James – 7,723,795 units held in a trust for which Mr. James and his brother are trustees with investment power; Mr. Hill – 6,336,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee; (b) the following units held in grantor retained annuity trusts for which the named executive officer is the investment trustee: Mr. Schwarzman – 8,533,332 units; and Mr. Hill – 1,500,000 units; (c) the following units held by limited liability companies for which the named executive officer is a member: Mr. Schwarzman – 31,310,110 units; and (d) the following units held by corporations for which the named executive officer is a controlling shareholder: Mr. Schwarzman – 1,874,445 units. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment power.

In addition, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 109,083,468 of our non-voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under Blackstone’s 2007 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2010:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (1)) (2)
Equity Compensation Plans Approved by Security Holders	46,598,138	—	150,500,230

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	46,598,138	—	150,500,230

(1)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the Equity Plan as of December 31, 2010.
(2)

The aggregate number of our common units and Blackstone Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the Equity Plan as of such date (unless the administrator of the Equity Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2011, pursuant to this formula, 162,380,981 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2010, were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Tax Receivable Agreements

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly-owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of Blackstone’s wholly-owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. One of the subsidiaries of The Blackstone Group L.P. which is a corporate taxpayer has entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by the corporate taxpayer to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase will aggregate $1,114.6 million over the next 15 years. The after-tax net present value of these estimated payments totals $315.9 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2010, payments totaling $51,533,673 were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2009 taxable year. Those payments included payments of $12,973,610 to Stephen A. Schwarzman and investment vehicles controlled by a relative of Mr. Schwarzman; $105,914 to Hamilton E. James; and $913,368 to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee.

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

iLevel Transaction

On June 25, 2010, certain investors, including Swift River Investments, Inc., a private family investment firm which manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James, his brothers, David R. James and Benjamin B. James, and members of their families, participated in a $6.0 million financing by our then indirect subsidiary, iLevel Solutions LLC (“iLevel”). $5.0 million of this investment was made by Swift River Investments. iLevel is a nascent business that provides private equity software and advanced portfolio monitoring software solutions to private equity firms and other institutions. The investment by outside venture capital investors that are experts in technology and software development should enhance the growth potential of iLevel which was outside of Blackstone’s core business. Moreover, potential competitive issues that existing and potential customers may have had with iLevel being a wholly owned subsidiary of Blackstone are significantly mitigated with this transaction. Following this investment, Blackstone retains an approximately 38.6% equity interest in iLevel, and Swift River Investments has an approximately 38.6% equity interest in iLevel, with the remainder held by other parties. While Mr. Hamilton E. James has a majority economic interest in Swift River Investments, the day-to-day business of Swift River Investments is managed by Mr. David R. James and Mr. Benjamin B. James. An outside investor, unaffiliated with the James family, led the negotiations for the investor group that participated in the iLevel financing and Mr. Hamilton E. James did not participate in the negotiation or execution of the transaction in any manner for any party. Following management’s decision (which did not involve Mr. Hamilton E. James) to pursue an iLevel transaction, Blackstone communicated with approximately twenty third party investors regarding a transaction involving iLevel and any proposals received from those investors were not as economically or structurally attractive to Blackstone or iLevel as the proposal submitted by the investor group which included Swift River Investments. The Conflicts Committee of the Board of Directors of our general partner (consisting of our four independent directors) reviewed and approved this transaction.

Blackstone Holdings Partnership Agreements

As a result of the reorganization and the IPO, The Blackstone Group L.P. became a holding partnership and, through wholly-owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization. Wholly-owned subsidiaries of The Blackstone Group L.P. are the sole general partner of each of the Blackstone Holdings partnerships. Accordingly, The Blackstone Group L.P. operates and controls all of the business and affairs of Blackstone Holdings and, through Blackstone Holdings and its operating entity subsidiaries, conducts our business. Through its wholly-owned subsidiaries, The Blackstone Group L.P. has unilateral control over all of the affairs and decision making of Blackstone Holdings. Furthermore, the wholly-owned subsidiaries of The Blackstone Group L.P. cannot be removed as the general partners of the Blackstone Holdings partnerships without their approval. Because our general partner,

Blackstone Group Management L.L.C., operates and controls the business of The Blackstone Group L.P., the board of directors and officers of our general partner are accordingly responsible for all operational and administrative decisions of Blackstone Holdings and the day-to-day management of Blackstone Holdings’ business. Pursuant to the partnership agreements of the Blackstone Holdings partnerships, the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro rata in accordance with the percentages of their respective partnership interests as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”

Each of the Blackstone Holdings partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group L.P.’s wholly-owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group L.P.’s wholly-owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests as described under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”. The partnership agreements of the Blackstone Holdings partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

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

See “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2010—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Our Founder’s Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own an airplane and have a partial interest in a helicopter that we use for business purposes in the course of our operations. Mr. Schwarzman paid for the ownership interests in these aircraft himself and bore all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to affiliates of Mr. Schwarzman for such use were based on current market rates for chartering private aircraft. We paid $1.3 million to Mr. Schwarzman’s affiliates in 2010 for the use of his airplane and we paid $0.3 million to Mr. Schwarzman’s affiliates in 2010 for the use of the helicopter.

Expense Reimbursements

Since filing our registration statement relating to our IPO, we have not incurred for or advanced funds to any named executive officer or member of the board of directors for any material personal related expenses.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our funds of hedge funds and credit-oriented funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. None of our directors or executive officers received net distributions from Blackstone-managed investment vehicles during the year ended December 31, 2010, except for Mr. Hill (and an investment trust controlled by him) who received net distributions of $15,957 relating to his personal investments in Blackstone-managed investment funds.

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

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, four of the seven members of our general partner’s board of directors satisfy the independence and financial literacy requirements of the NYSE and the SEC. These directors are Messrs. Jenrette, Light, Mulroney and Parrett. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on January 31, 2011 that the independent directors have no material relationship with us or our general partner. To assist it in making its independence determinations, the board of directors of our general partner has adopted the following categorical standards for relationships that are deemed not to impair a director’s independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$10,675	(a)	$17,768	(c)	$—
Audit-Related Fees	$—		$95	(c)	$10,348	(d)
Tax Fees	$550	(b)	$23,847	(c)	$2,876	(d)
Other	$—		$—		$15	(e)

	Year Ended December 31, 2009
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$14,747	(a)	$16,293	(c)	$—
Audit-Related Fees	$—		$100	(c)	$7,615	(d)
Tax Fees	$1,000	(b)	$25,776	(c)	$3,077	(d)
Other	$—		$—		$650	(e)

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)	The Deloitte Entities also provide audit and tax services to certain private equity and real estate investment funds and other entities managed by Blackstone in its capacity as the general partner. The tax services provided consist primarily of tax compliance and related services.
(d)	Audit-Related Fees included assurances, merger and acquisition due diligence services provided in connection with acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.
(e)	Consists of certain project management and readiness services provided in connection with the acquisition of portfolio companies for investment purposes.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P. dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6.1	Amended and Restated Exchange Agreement, dated as of November 2, 2010, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.6.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-33551) filed with the SEC on November 5, 2010).

10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.8.1+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.9+	The Blackstone Group L.P. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33551) filed with the SEC on March 11, 2008).

10.10+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.12+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.13+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.14+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

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

001-33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description
10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.37+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.38+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.39+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.40	Credit Agreement dated as of May 5, 2009 among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, and Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, as Syndication Agent (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement Dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.42+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement Dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.44+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership Dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.45+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.46+	The Blackstone Group L.P. Amended and Restated Bonus Deferral Plan Effective November 5, 2009 (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

Exhibit Number	Exhibit Description
10.47	Blackstone Management Partners IV L.L.C. and 113CS, LLC Aircraft Time Sharing Agreement dated as of February 24, 2010 (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33551) filed with the SEC on February 26, 2010).

10.48	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.49	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.50	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.51*	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
+	Management contract or compensating plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: February 25, 2011

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its General Partner

/s/ Laurence A. Tosi
	Name:	Laurence A. Tosi
	Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February, 2011.

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