Form 10-Q
period 2011-03-31
Blackstone Group L.P.
filed 2011-05-06
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 29, 2011 was 359,303,409. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 29, 2011 was 109,083,468.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or incentive fees. Our fee-earning assets under management equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital plus binding investment commitments;

(c)	for our real estate debt investment funds (“BREDS”), the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds (except our credit-oriented closed-end registered investment companies) and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts;

(h)	the gross amount of underlying assets of our CLOs at cost; and

(i)	the gross amount of assets (including leverage) for our credit-oriented closed-end registered investment companies.

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

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost plus binding investment commitments, generally depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2011	December 31, 2010
Assets
Cash and Cash Equivalents	$455,811	$588,621
Cash Held by Blackstone Funds and Other	648,612	790,399
Investments (including assets pledged of $71,601 and $62,670 at March 31, 2011 and December 31, 2010, respectively)	12,676,464	11,974,472
Accounts Receivable	379,827	495,893
Reverse Repurchase Agreements	229,723	181,425
Due from Affiliates	768,749	795,395
Intangible Assets, Net	738,465	779,311
Goodwill	1,703,602	1,703,602
Other Assets	253,356	293,194
Deferred Tax Assets	1,394,158	1,242,293

Total Assets	$19,248,767	$18,844,605

Liabilities and Partners’ Capital
Loans Payable	$7,325,138	$7,198,898
Due to Affiliates	1,939,129	1,762,287
Accrued Compensation and Benefits	685,080	821,568
Securities Sold, Not Yet Purchased	209,666	116,688
Accounts Payable, Accrued Expenses and Other Liabilities	658,939	691,807

Total Liabilities	10,817,952	10,591,248

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities	671,164	600,836

Partners’ Capital
Partners’ Capital (common units: 458,559,767 issued and outstanding as of March 31, 2011; 416,092,022 issued and outstanding as of December 31, 2010)	4,122,841	3,888,211
Appropriated Partners’ Capital	295,544	470,583
Accumulated Other Comprehensive Income	3,101	4,302
Non-Controlling Interests in Consolidated Entities	893,290	870,908
Non-Controlling Interests in Blackstone Holdings	2,444,875	2,418,517

Total Partners’ Capital	7,759,651	7,652,521

Total Liabilities and Partners’ Capital	$19,248,767	$18,844,605

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated Blackstone Funds which are variable interest entities. The following assets may only be used to settle obligations of these consolidated Blackstone Funds and these liabilities are only the obligations of these consolidated Blackstone Funds and they do not have recourse to the general credit of Blackstone.

	March 31, 2011	December 31, 2010
Assets
Cash Held by Blackstone Funds and Other	$510,304	$707,622
Investments	7,526,788	7,424,329
Accounts Receivable	22,074	22,380
Due from Affiliates	37,743	30,182
Other Assets	22,132	19,823

Total Assets	$8,119,041	$8,204,336

Liabilities
Loans Payable	$6,302,695	$6,154,179
Due to Affiliates	348,212	304,969
Accounts Payable, Accrued Expenses and Other	266,423	330,675

Total Liabilities	$6,917,330	$6,789,823

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2011	2010
Revenues
Management and Advisory Fees	$412,738	$354,820

Performance Fees
Realized	96,203	54,049
Unrealized	512,401	131,779

Total Performance Fees	608,604	185,828

Investment Income
Realized	12,783	5,726
Unrealized	107,395	149,220

Total Investment Income	120,178	154,946

Interest and Dividend Revenue	9,490	8,895
Other	2,259	(3,250)

Total Revenues	1,153,269	701,239

Expenses
Compensation and Benefits
Compensation	659,483	924,950
Performance Fee Compensation
Realized	14,543	7,741
Unrealized	162,525	54,600

Total Compensation and Benefits	836,551	987,291
General, Administrative and Other	129,386	106,379
Interest Expense	13,803	7,185
Fund Expenses	11,124	(141)

Total Expenses	990,864	1,100,714

Other Income
Net Gains (Losses) from Fund Investment Activities	(45,191)	171,804

Income (Loss) Before Provision (Benefit) for Taxes	117,214	(227,671)
Provision for Taxes	38,850	9,635

Net Income (Loss)	78,364	(237,306)
Net Income Attributable to Redeemable Non- Controlling Interests in Consolidated Entities	22,025	23,969
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(93,081)	135,966
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	106,716	(275,864)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$42,704	$(121,377)

Net Loss Per Common Unit, Basic and Diluted		$(0.36)

Net Income Per Common Unit, Basic	$0.10

Net Income Per Common Unit, Diluted	$0.09

Weighted-Average Common Units Outstanding — Basic and Diluted		333,433,864

Weighted-Average Common Units Outstanding — Basic	447,742,389

Weighted-Average Common Units Outstanding — Diluted	457,652,916

Revenues Earned from Affiliates
Management and Advisory Fees	$70,038	$38,767

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net Income (Loss)	$78,364	$(237,306)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(20,698)	(198,141)
Net Realized (Gains) Losses on Investments	(179,148)	(29,801)
Changes in Unrealized (Gains) Losses on Investments Allocable to Blackstone Group	(89,106)	(146,597)
Unrealized Depreciation on Hedge Activities	561	(852)
Non-Cash Performance Fees	(375,102)	(99,172)
Non-Cash Performance Fee Compensation	177,069	62,341
Equity-Based Compensation Expense	426,280	723,145
Amortization of Intangibles	40,846	39,512
Other Non-Cash Amounts Included in Net Income	14,806	6,503
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	141,787	(37,117)
Cash Relinquished with Continuing Liquidation of Partnership	395	3,562
Accounts Receivable	130,920	(12,112)
Reverse Repurchase Agreements	(48,298)	—
Due from Affiliates	(984)	(52,798)
Other Assets	32,723	(1,906)
Accrued Compensation and Benefits	(273,284)	(92,748)
Securities Sold, Not Yet Purchased	93,711	248
Accounts Payable, Accrued Expenses and Other Liabilities	(273,956)	23,089
Due to Affiliates	22,307	(30,073)
Short Term Investments Purchased	(733,450)	(313,507)
Proceeds from Sale of Investments	708,437	239,918
Blackstone Funds Related:
Investments Purchased	(1,953,083)	(515,269)
Proceeds from Sale of Investments	2,520,410	689,581

Net Cash Provided by Operating Activities	441,507	20,500

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(5,710)	(6,974)
Changes in Restricted Cash	321	(146)

Net Cash Used in Investing Activities	(5,389)	(7,120)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(135,412)	(37,040)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	118,434	3,773

continued...

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010
Purchase of Interests from Certain Non-Controlling Interest Holders	$(2,056)	$(152)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(6,823)	(9,489)
Proceeds from Loans Payable	2,246	972
Repayment of Loans Payable	(17,713)	(26,735)
Distributions to Unitholders	(371,994)	(269,548)
Blackstone Funds Related:
Proceeds from Loans Payable	200	—
Repayment of Loans Payable	(155,810)	—

Net Cash Used in Financing Activities	(568,928)	(338,219)

Net Decrease in Cash and Cash Equivalents	(132,810)	(324,839)
Cash and Cash Equivalents, Beginning of Period	588,621	952,096

Cash and Cash Equivalents, End of Period	$455,811	$627,257

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$635	$663

Payments for Income Taxes	$17,611	$24,281

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$1,721	$2,288

Net Assets Related to the Consolidation of CLO Vehicles	$—	$217,631

Transfer of Interests to Non-Controlling Interest Holders	$(1,111)	$(11,778)

Change in The Blackstone Group L.P.’s Ownership Interest	$(5,772)	$(5,551)

Net Settlement of Vested Common Units	$4,369	$22,969

Conversion of Blackstone Holdings Units to Common Units	$137,961	$53,678

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(176,013)	$83,403

Due to Affiliates	$142,212	$(63,497)

Partners’ Capital	$33,801	$(19,906)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts, publicly traded closed-end mutual funds and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit businesses, and financial advisory.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Restructurings within consolidated CLOs are treated as investment purchases or sales, as applicable, in the Condensed Consolidated Statements of Cash Flows.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. The Hedge Fund Solutions segment, which is comprised primarily of Blackstone Alternative Asset Management, an institutional solutions provider utilizing hedge funds across a variety of strategies, and the Indian-focused and Asian-focused closed-end mutual funds. The Credit Businesses segment, which is comprised principally of GSO, manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies. This change in Blackstone’s segment reporting aligns it to its management reporting and organization structure and is consistent with the manner in which resource deployment and compensation decisions are made. Blackstone’s segment results have been retrospectively presented for all periods reported.

•

As of March 31, 2011, Blackstone elected to aggregate changes in assets and liabilities relating to hedging activities within Unrealized Depreciation on Hedge Activities in the Condensed Consolidated Statements of Cash Flows. Previously, amounts relating to changes in hedging instruments had been presented in Cash Flows Due to Changes in Operating Assets and Liabilities—Other Assets. The reclassification of amounts in 2010 had no impact on Net Cash Provided by Operating Activities.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Variable interest entities qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

(a)	The entity has all of the attributes of an investment company as defined under AICPA Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”), or does not have all the attributes of an investment company but it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the Investment Company Guide,

(b)	The reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and

(c)	The entity is not a securitization or asset-backed financing entity or an entity that was formerly considered a qualifying special purpose entity.

Where the VIEs have qualified for the deferral of the current consolidation guidance, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of The Blackstone Group L.P. are separately presented in the Condensed Consolidated Statements of Financial Condition.

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

Transfers between levels of the fair value hierarchy are recognized at the beginning of the reporting period.

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

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the Investment Company Guide, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010 and July 20, 2010, as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” to the Condensed Consolidated Financial Statements.

Security and loan transactions are recorded on a trade date basis.

Equity Method Investments

Investments where the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments in Blackstone Funds are reported at fair value, the carrying value of the Partnership’s equity method investments are at fair value. Other equity method investments are reviewed for impairment.

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

The Partnership takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. The Partnership also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments on the Condensed Consolidated Statements of Financial Condition.

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

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the Condensed Consolidated Statements of Operations as the hedged item. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For freestanding derivative contracts, the Partnership presents changes in fair value in current period earnings.

The Partnership formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

transaction and the Partnership’s evaluation of effectiveness of its hedged transaction. At least monthly, the Partnership also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments”.

Affiliates

Blackstone considers its founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.

Distributions

Distributions are reflected in the condensed consolidated financial statements when paid.

Recent Accounting Developments

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Adoption of the guidance, including the gross presentation of activity in Level III, did not have a material impact on the Partnership’s financial statements.

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

In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the Partnership has not had any business combinations since January 2011, adoption did not have a material impact on the Partnership’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In April 2011, the FASB amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (b) the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. Blackstone enters into repurchase agreements that are currently accounted for as collateralized financing transactions. Adoption is not expected to have a material impact on the Partnership’s financial statements.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

The carrying value of goodwill was $1.7 billion as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments. Goodwill previously allocated to the Credit and Marketable Alternatives segment has been reallocated to the Hedge Fund Solutions and Credit Businesses segments. Goodwill has been allocated to each of the Partnership’s five segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit Businesses ($346.4 million) and Financial Advisory ($68.9 million).

Intangible Assets, Net consists of the following:

	March 31, 2011	December 31, 2010
Finite-Lived Intangible Assets / Contractual Rights	$1,370,255	$1,370,255
Accumulated Amortization	(631,790)	(590,944)

Intangible Assets, Net	$738,465	$779,311

Amortization expense associated with Blackstone’s intangible assets was $40.8 million for the three months ended March 31, 2011 and $39.5 million for the three months ended March 31, 2010. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations.

Amortization of Intangible Assets held at March 31, 2011 is expected to be $122.5 million, $108.6 million, $57.0 million, $52.2 million, and $50.3 million for each of the years ending December 31, 2011, 2012, 2013, 2014, and 2015, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.	INVESTMENTS

Investments

Investments consists of the following:

	March 31, 2011	December 31, 2010
Investments of Consolidated Blackstone Funds	$8,439,789	$8,192,327
Equity Method Investments	1,924,913	1,921,665
Blackstone’s Treasury Cash Management Strategies	923,351	896,367
Performance Fees	1,359,470	937,227
Other Investments	28,941	26,886

	$12,676,464	$11,974,472

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $526.5 million and $500.2 million at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At March 31, 2011 and December 31, 2010, no investments exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

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

	Three Months Ended March 31,
	2011	2010
Realized Gains (Losses)	$70,101	$(23,524)
Net Change in Unrealized Gains (Losses)	(134,890)	184,684

	$(64,789)	$161,160

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2011	2010
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(64,789)	$161,160
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	—	(17,453)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	19,598	13,676
Investment Income Attributable to Non-Controlling Interest Holders	—	14,421

Other Income — Net Gains (Losses) from Fund Investment Activities	$(45,191)	$171,804

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $89.3 million and $132.7 million for the three months ended March 31, 2011 and 2010, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

The summarized financial information of the Partnership’s equity method investments are as follows:

	Three Months Ended March 31, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Other (a)	Total
Statement of Income
Interest Income	$32	$11,402	$40	$108,537	$1	$120,012
Other Income	311,265	846	10,570	37,735	16,103	376,519
Interest Expense	(1,613)	(2,050)	(67)	(8,220)	—	(11,950)
Other Expenses	(7,773)	(12,451)	(11,881)	(15,022)	(8,951)	(56,078)
Net Realized and Unrealized Gain from Investments	1,075,350	1,836,566	202,242	425,243	—	3,539,401

Net Income	$1,377,261	$1,834,313	$200,904	$548,273	$7,153	$3,967,904

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Statement of Income
Interest Income	$5	$6,139	$64	$133,227	$139,435
Other Income	151,778	38,252	15	10,539	200,584
Interest Expense	(1,553)	(733)	(38)	(19,076)	(21,400)
Other Expenses	(5,037)	(21,051)	(20,471)	(15,704)	(62,263)
Net Realized and Unrealized Gain from Investments	2,852,369	1,181,963	—	70,411	4,104,743

Net Income	$2,997,562	$1,204,570	$(20,430)	$179,397	$4,361,099

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury cash management strategies included in Investments represents the Partnership’s liquid investments in government and other investment and non-investment grade securities. These strategies are managed by third-party institutions. The Partnership has managed its credit risk through diversification of its investments among major financial institutions, all of which have investment grade ratings. The following table presents the realized and net change in unrealized gains (losses) on investments held by Blackstone’s Treasury cash management strategies:

	Three Months Ended March 31,
	2011	2010
Realized Gains (Losses)	$(301)	$1,443
Net Change in Unrealized Gains (Losses)	629	2,758

	$328	$4,201

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Performance Fees, December 31, 2010	$573,042	$65,477	$9,534	$289,174	$937,227
Change in Fair Value of Funds	114,226	356,252	4,130	88,951	563,559
Foreign Exchange Gains	—	1,292	—	—	1,292
Fund Cash Distributions	(83,987)	(12,242)	(5,911)	(40,468)	(142,608)

Performance Fees, March 31, 2011	$603,281	$410,779	$7,753	$337,657	$1,359,470

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2011	2010
Realized Gains (Losses)	$—	$1,179
Net Change in Unrealized Gains (Losses)	949	470

	$949	$1,649

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone Funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of March 31, 2011 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$264,434	$3,891	(a	)	(a	)
Credit Driven	203,846	3,871	(b	)	(b	)
Event Driven	123,014	—	(c	)	(c	)
Equity	162,808	—	(d	)	(d	)
Commodities	41,936	—	(e	)	(e	)

	$796,038	$7,762

(a)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 15% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(b)

The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 68% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 28% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 4% of Blackstone’s investments. Investments representing 3% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 1% of investments within this category are redeemable as of the reporting date.

(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 66% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 34% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Freestanding Derivatives

Freestanding derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include foreign exchange contracts, equity swaps, options, futures and other derivative contracts. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss), in the Condensed Consolidated Statements of Operations. The fair value of freestanding derivative assets are recorded within Investments and freestanding derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments:

	March 31, 2011				December 31, 2010
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$13,516	$—	$—	$450,000	$26,192	$—	$—

Freestanding Derivatives
Blackstone	39,647	193	193,884	1,263	67,288	339	380,078	996
Investments of Consolidated Blackstone Funds	30	8	22	21	409	2	212	2

Freestanding Derivatives	39,677	201	193,906	1,284	67,697	341	380,290	998

Total	$489,677	$13,717	$193,906	$1,284	$517,697	$26,533	$380,290	$998

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2011	2010
Fair Value Hedges - Interest Rate Swaps
Hedge Ineffectiveness	$(567)	$925
Excluded from Assessment of Effectiveness	(7,423)	7,019
Freestanding Derivatives
Realized Gains (Losses)	224	(298)
Net Change in Unrealized Gain (Loss)	(1,448)	(122)

As of March 31, 2011 and December 31, 2010, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2011	December 31, 2010
Assets
Loans and Receivables	$14,034	$131,290
Assets of Consolidated CLO Vehicles
Corporate Loans	6,550,729	6,351,966
Corporate Bonds	106,074	157,997
Other	15,987	12,076

	$6,686,824	$6,653,329

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$6,023,892	$5,877,957
Subordinated Notes	567,436	555,632

	$6,591,328	$6,433,589

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2011		2010
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$81	$(80)
Debt Securities	—	—	(16)	—
Assets of Consolidated CLO Vehicles
Corporate Loans	42,232	50,219	(5,687)	63,685
Corporate Bonds	2,047	(29)	(42)	14,876
Other	480	5,375	702	828

	$44,759	$55,565	$(4,962)	$79,309

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(5,395)	$(239,958)	$—	$16,685
Subordinated Notes	—	(24,057)	—	(19,602)

	$(5,395)	$(264,015)	$—	$(2,917)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents for those financial instruments on which the fair value option was elected, the uncollected principal balance on the financial instruments that exceeded the fair value and the fair value and principal balance on the financial instruments that were more than one day past due:

	As of March 31, 2011			As of December 31, 2010
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$79	$—	$—	$1,391	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(158,774)	5,400	(1,972)	(244,233)	5,393	(2,164)
Corporate Bonds	123	5,834	(1,832)	(1,545)	5,630	(2,082)

	$(158,572)	$11,234	$(3,804)	$(244,387)	$11,023	$(4,246)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of March 31, 2011 and December 31, 2010, no Loans and Receivables on which the fair value option was elected were past due or in non-accrual status.

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$1,801	$794,237	$796,038
Equity Securities	105,543	22,332	136,423	264,298
Partnership and LLC Interests	—	27,053	532,634	559,687
Debt Instruments	117	131,980	14,879	146,976
Assets of Consolidated CLO Vehicles	—	6,409,271	263,519	6,672,790

Total Investments of Blackstone Consolidated Funds	105,660	6,592,437	1,741,692	8,439,789
Blackstone’s Treasury Cash Management Strategies	446,036	477,315	—	923,351
Money Market Funds	110,467	—	—	110,467
Freestanding Derivatives	—	193	—	193
Derivative Instruments Used as Fair Value Hedges	—	13,516	—	13,516
Loans and Receivables	—	—	14,034	14,034
Other Investments	7,310	661	20,970	28,941

	$718,854	$7,034,741	$1,776,696	$9,530,291

Liabilities
Liabilities of Consolidated CLO Vehicles (a)	$—	$—	$6,591,328	$6,591,328
Freestanding Derivatives	600	663	—	1,263
Securities Sold, Not Yet Purchased	541	209,125	—	209,666

	$1,141	$209,788	$6,591,328	$6,802,257

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$2,333	$723,583	$725,916
Equity Securities	133,483	24,007	136,614	294,104
Partnership and LLC Interests	—	—	500,162	500,162
Debt Instruments	107	138,518	11,481	150,106
Assets of Consolidated CLO Vehicles	—	6,291,508	230,531	6,522,039

Total Investments of Blackstone Consolidated Funds	133,590	6,456,366	1,602,371	8,192,327
Blackstone’s Treasury Cash Management Strategies	442,700	453,667	—	896,367
Money Market Funds	165,957	—	—	165,957
Freestanding Derivatives	13	326	—	339
Derivative Instruments Used as Fair Value Hedges	—	26,192	—	26,192
Loans and Receivables	—	—	131,290	131,290
Other Investments	6,852	362	19,672	26,886

	$749,112	$6,936,913	$1,753,333	$9,439,358

Liabilities
Liabilities of Consolidated CLO Vehicles (a)	$—	$—	$6,433,589	$6,433,589
Freestanding Derivatives	19	977	—	996
Securities Sold, Not Yet Purchased	531	116,157	—	116,688

	$550	$117,134	$6,433,589	$6,551,273

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including its investments in CLO vehicles and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

There were no significant transfers between Level I and Level II during the three months ended March 31, 2011.

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of March 31, 2011.

Valuation Methodology	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Third-Party Fund Managers	—	—	44%	—	44%
Specific Valuation Metrics	18%	22%	—	16%	56%

	18%	22%	44%	16%	100%

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

	Level III Financial Assets at Fair Value Three Months Ended March 31, 2011
	Investments of Consolidated Funds	Loans and Receviables	Other Investments	Total
Balance, Beginning of Period	$1,602,371	$131,290	$19,672	$1,753,333
Transfer In to Level III (b)	6,555	—	—	6,555
Transfer Out of Level III (b)	(21,732)	—	—	(21,732)
Purchases	128,099	6,228	—	134,327
Sales	(62,965)	(122,180)	—	(185,145)
Settlements	(4,933)	(1,370)	—	(6,303)
Realized Gains (Losses), Net	7,851	—	—	7,851
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	86,446	66	1,298	87,810

Balance, End of Period	$1,741,692	$14,034	$20,970	$1,776,696

	Level III Financial Assets at Fair Value Three Months Ended March 31, 2010
	Investments of Consolidated Funds	Loans and Receviables	Other Investments	Total
Balance, Beginning of Period	$1,192,464	$68,549	$46,578	$1,307,591
Transfer In Due to Consolidation and Acquisition (a)	166,487	—	—	166,487
Transfer In to Level III (b)	24	—	—	24
Transfer Out of Level III (b)	(20,364)	—	—	(20,364)
Purchases (Sales), Net	(39,222)	(2,575)	(29,216)	(71,013)
Realized Gains (Losses), Net	967	81	454	1,502
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	71,345	(83)	391	71,653

Balance, End of Period	$1,371,701	$65,972	$18,207	$1,455,880

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2011			2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$5,877,957	$555,632	$6,433,589	$—	$—	$—
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	3,271,228	261,544	3,532,772
Issuances	200	—	200	—	—	—
Settlements	(161,442)	(12,253)	(173,695)	—	—	—
Realized (Gains) Losses, Net	5,395	—	5,395	—	—	—
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	301,782	24,057	325,839	(16,685)	19,602	2,917

Balance, End of Period	$6,023,892	$567,436	$6,591,328	$3,254,543	$281,146	$3,535,689

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the application of consolidation guidance effective January 1, 2010 and as a result of the acquisition of management contracts on April 1, 2010 and July 20, 2010.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.	VARIABLE INTEREST ENTITIES

Pursuant to GAAP consolidation guidance, the Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-oriented or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner or investment advisor, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The assets and liabilities of the consolidated VIEs and VOEs included in the Condensed Consolidated Statements of Financial Condition are as follows:

	March 31, 2011			December 31, 2010
	VIEs			VIEs
	Consoli- dated CLO Vehicles	All Other Consoli- dated Blackstone Funds	Total	Consoli- dated CLO Vehicles	All Other Consoli- dated Blackstone Funds	Total
Assets
Cash Held by Blackstone Funds and Other	$451,475	$58,829	$510,304	$662,776	$44,846	$707,622
Investments	6,672,789	853,999	7,526,788	6,522,038	902,291	7,424,329
Accounts Receivable	21,976	98	22,074	21,669	711	22,380
Due from Affiliates	—	37,743	37,743	—	30,182	30,182
Other Assets	20,965	1,167	22,132	17,651	2,172	19,823

Total Assets	$7,167,205	$951,836	$8,119,041	$7,224,134	$980,202	$8,204,336

Liabilities
Loans Payable	$6,290,750	$11,945	$6,302,695	$6,144,490	$9,689	$6,154,179
Due to Affiliates	300,578	47,634	348,212	289,099	15,870	304,969
Accounts Payable, Accrued Expenses and Other	260,939	5,484	266,423	311,965	18,710	330,675

Total Liabilities	$6,852,267	$65,063	$6,917,330	$6,745,554	$44,269	$6,789,823

There is no recourse to the Partnership for the consolidated VIEs’ liabilities including the liabilities of the consolidated CLO vehicles. The assets and liabilities of consolidated VIEs comprise primarily investments and notes payable and are included within Investments, Loans Payable and Due to Affiliates, respectively, in the Condensed Consolidated Statements of Financial Condition.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities, any amounts due to non-consolidated entities and any clawback obligation relating to previously distributed Carried Interest. The assets and liabilities recognized in the Partnership’s Condensed Consolidated Statements of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31, 2011	December 31, 2010
Investments	$177,058	$89,743
Receivables	90,595	178,719

Total VIE Assets	267,653	268,462
VIE Liabilities	—	168
Potential Clawback Obligation	17,218	4,717

Maximum Exposure to Loss	$284,871	$273,347

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2011, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $228.7 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $209.3 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $71.6 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	BORROWINGS

On April 8, 2011, indirect subsidiaries of Blackstone entered into an amendment to the $1.02 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment extended the maturity date of the Credit Facility from March 23, 2013 to April 8, 2016. As of March 31, 2011, Blackstone had no outstanding borrowings under the Credit Facility.

The fair value of the Blackstone issued notes as of March 31, 2011 was:

March 31, 2011
Fair Value
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,132
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019	$608,216

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At March 31, 2011, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,371,919	1.42%		4.7
Subordinated Notes	889,322	(a	)	7.3

	$7,261,241

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes are amounts due to non-consolidated affiliates of $109.6 million and $298.0 million, respectively. The fair value of Senior Secured and Subordinated Notes as of March 31, 2011 was $6.0 billion and $567.4 million, respectively, of which $119.8 million and $180.7 million represents the amounts Due to Affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2011, the fair value of the CLO assets was $7.2 billion. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings at March 31, 2011 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2011	$891	$3,380	$4,271
2012	8,220	8,565	16,785
2013	1,943	78,138	80,081
2014	5,040	—	5,040
2015	—	140,518	140,518
Thereafter	1,000,000	7,042,585	8,042,585

Total	$1,016,094	$7,273,186	$8,289,280

12.	INCOME TAXES

Blackstone’s effective tax rate was 33.14% and (4.23)% for the three months ended March 31, 2011 and 2010, respectively. Blackstone’s income tax provision was $38.9 million and $9.6 million for the three months ended March 31, 2011 and 2010, respectively.

Blackstone’s effective tax rate for the three months ended March 31, 2011 and 2010 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

13.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three months ended March 31, 2011 and March 31, 2010 was calculated as follows:

	Three Months Ended March 31,
	2011	2010
Net Income (Loss) Attributable to The Blackstone Group L.P.	$42,704	$(121,377)

Basic Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	447,742,389	333,433,864

Basic Net Income (Loss) Per Common Unit	$0.10	$(0.36)

Diluted Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	447,742,389	333,433,864
Weighted-Average Unvested Deferred Restricted Common Units	9,910,527	—

Weighted-Average Diluted Common Units Outstanding	457,652,916	333,433,864

Diluted Net Income (Loss) Per Common Unit	$0.09	$(0.36)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted-Average Unvested Deferred Restricted Common Units	(a)	28,626,333
Weighted-Average Blackstone Holdings Partnership Units	658,290,684	764,866,007

(a)	These units were dilutive and are included in the diluted per common unit calculation.

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

During the three months ended March 31, 2011, Blackstone repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.1 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $1.7 million. As of March 31, 2011, the amount remaining available for repurchases under this program was $335.8 million.

During the three months ended March 31, 2010, Blackstone repurchased 84,888 vested Blackstone Common Units as part of the unit repurchase program for a total cost of $1.2 million. As of March 31, 2010, the amount remaining available for repurchases was $338.3 million under this program.

14.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2011, the Partnership had the ability to grant 162,380,981 units under the Equity Plan.

For the three months ended March 31, 2011, the Partnership recorded compensation expense of $426.3 million in relation to its equity-based awards with corresponding tax benefits of $4.2 million. For the three months ended March 31, 2010, the Partnership recorded compensation expense of $723.1 million in relation to its equity-based awards with corresponding tax benefits of $1.6 million. As of March 31, 2011, there was $3.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.6 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,128,027,512 as of March 31, 2011. Total outstanding unvested phantom units were 226,373 as of March 31, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2011 and a summary of changes during the period January 1, 2011 through March 31, 2011 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2010	149,225,318	$30.58	19,118,949	$21.00	225,841	$13.98
Granted	3,032,015	14.45	2,307,624	13.75	532	14.84
Vested	(584,597)	14.48	(256,106)	17.06	—	—
Forfeited	(6,266,726)	30.35	(451,161)	23.62	—	—

Balance, March 31, 2011	145,406,010	$30.32	20,719,306	$20.18	226,373	$13.99

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2011, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	137,239,560	3.2
Deferred Restricted Blackstone Common Units and Options	17,311,660	3.1

Total Equity-Based Awards	154,551,220	3.2

Phantom Units	203,991	4.1

Equity-Based Awards with Performance Conditions

In connection with certain equity-based awards with performance conditions, Blackstone has recorded compensation expense of $0.1 million for the three months ended March 31, 2011 as the likelihood that the relevant performance threshold will be exceeded in future periods has been deemed as probable. Such awards will be granted in 2012 and are accounted for as a liability award subject to re-measurement at the end of each reporting period.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of March 31, 2011 and December 31, 2010, Due from Affiliates and Due to Affiliates comprised the following:

	March 31, 2011	December 31, 2010
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Interest	$165,514	$180,672
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	205,043	169,413
Amounts Due from Portfolio Companies and Funds	199,357	175,872
Investments Redeemed in Non-Consolidated Funds of Funds	6,460	43,790
Management and Performance Fees Due from Non-Consolidated Funds of Funds	105,536	107,547
Payments Made on Behalf of Non-Consolidated Entities	80,186	81,689
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	6,653	36,412

	$768,749	$795,395

	March 31, 2011	December 31, 2010
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,206,655	$1,114,609
Accrual for Potential Repayment of Previously Received Performance Fees	258,591	273,829
Due to Note-Holders of Consolidated CLO Vehicles	300,578	274,020
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	137,640	77,362
Distributions Received on Behalf of Non-Consolidated Entities	17,074	15,970
Payments Made by Non-Consolidated Entities	18,591	6,497

	$1,939,129	$1,762,287

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of March 31, 2011 and December 31, 2010, the founder’s, other senior managing directors’ and employees’ investments aggregated $857.1 million and $832.8 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $70.8 million and $56.8 million for the three months ended March 31, 2011 and 2010, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $70.0 million and $38.8 million for the three months ended March 31, 2011 and 2010, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.7 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2011. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1,206.7 million over the next 15 years. The after-tax net present value of these estimated payments totals $311.0 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.2 billion of investment commitments as of March 31, 2011 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $28.6 million as of March 31, 2011 which includes $6.7 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.1 million as of March 31, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Performance Fees

There were $176.7 million of segment level Performance Fees related to the hedge funds in the Hedge Fund Solutions, Credit Businesses and Real Estate segments through the period ended March 31, 2011 attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees were $174.4 million for the three months ended March 31, 2011.

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

The following table presents the clawback obligations by segment:

	March 31, 2011			December 31, 2010
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$62,452	$118,226	$180,678	$62,534	$118,845	$181,379
Real Estate	30,625	47,288	77,913	30,623	61,827	92,450

Total	$93,077	$165,514	$258,591	$93,157	$180,672	$273,829

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2011, $509.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

17.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

As described in Note 2. “Summary of Significant Accounting Policies — Basis of Presentation”, in January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

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

•

Hedge Fund Solutions — Blackstone’s Hedge Fund Solutions segment is comprised of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies and the Indian-focused and Asian-focused closed-end mutual funds.

•

Credit Businesses — Blackstone’s Credit Businesses segment is comprised principally of GSO and manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies.

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises its financial advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

These business segments are differentiated by their various sources of income. The Private Equity, Real Estate, Hedge Fund Solutions and Credit Businesses segments primarily earn their income from management fees and investment returns on assets under management, while the Financial Advisory segment primarily earns its income from fees related to investment banking services and advice and fund placement services.

Economic Net Income (“ENI”) is a key performance measure used by management. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges include principally charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. Blackstone uses ENI as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes,

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

revenues and expenses are presented on a basis that deconsolidates the investment funds managed by Blackstone. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s five segments.

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

The following table presents the financial data for Blackstone’s five segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$79,935	$95,439	$75,612	$54,601	$—	$305,587
Advisory Fees	—	—	—	—	70,252	70,252
Transaction and Other Fees, Net	35,342	21,543	727	745	6	58,363
Management Fee Offsets	(7,889)	(505)	(124)	(18)	—	(8,536)

Total Management and Advisory Fees	107,388	116,477	76,215	55,328	70,258	425,666

Performance Fees
Realized	82,389	2,593	893	9,725	—	95,600
Unrealized	32,537	368,104	19,253	85,303	—	505,197

Total Performance Fees	114,926	370,697	20,146	95,028	—	600,797

Investment Income
Realized	17,907	2,919	1,341	1,235	97	23,499
Unrealized	29,126	61,406	7,120	4,532	393	102,577

Total Investment Income	47,033	64,325	8,461	5,767	490	126,076
Interest and Dividend Revenue	3,505	3,288	516	453	1,686	9,448
Other	811	860	104	98	386	2,259

Total Revenues	273,663	555,647	105,442	156,674	72,820	1,164,246

Expenses
Compensation and Benefits
Compensation	56,254	58,501	28,657	30,325	56,161	229,898
Performance Fee Compensation
Realized	7,718	1,230	300	5,295	—	14,543
Unrealized	5,464	106,501	5,358	45,202	—	162,525

Total Compensation and Benefits	69,436	166,232	34,315	80,822	56,161	406,966
Other Operating Expenses	28,713	28,366	13,008	15,357	17,531	102,975

Total Expenses	98,149	194,598	47,323	96,179	73,692	509,941

Economic Net Income	$175,514	$361,049	$58,119	$60,495	$(872)	$654,305

Segment Assets as of March 31, 2011	$4,277,809	$3,188,424	$1,035,330	$1,616,485	$591,440	$10,709,488

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$65,432	$83,060	$63,866	$39,613	$—	$251,971
Advisory Fees	—	—	—	—	76,568	76,568
Transaction and Other Fees, Net	31,972	1,942	809	536	1	35,260
Management Fee Offsets	—	(489)	—	(689)	—	(1,178)

Total Management and Advisory Fees	97,404	84,513	64,675	39,460	76,569	362,621

Performance Fees
Realized	46,175	5,948	2,117	(359)	—	53,881
Unrealized	45,549	11,391	10,413	64,980	—	132,333

Total Performance Fees	91,724	17,339	12,530	64,621	—	186,214

Investment Income (Loss)
Realized	(495)	2,632	(250)	3,233	187	5,307
Unrealized	84,684	46,892	11,880	7,835	230	151,521

Total Investment Income (Loss)	84,189	49,524	11,630	11,068	417	156,828
Interest and Dividend Revenue	3,428	2,718	475	673	1,396	8,690
Other	100	(1,876)	(83)	(459)	(932)	(3,250)

Total Revenues	276,845	152,218	89,227	115,363	77,450	711,103

Expenses
Compensation and Benefits
Compensation	46,910	40,150	20,742	28,343	54,492	190,637
Performance Fee Compensation
Realized	6,005	1,524	771	(559)	—	7,741
Unrealized	6,344	6,937	3,783	37,536	—	54,600

Total Compensation and Benefits	59,259	48,611	25,296	65,320	54,492	252,978
Other Operating Expenses	24,431	14,290	11,285	8,290	14,727	73,023

Total Expenses	83,690	62,901	36,581	73,610	69,219	326,001

Economic Net Income	$193,155	$89,317	$52,646	$41,753	$8,231	$385,102

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2011 and 2010:

	March 31, 2011 and the Three Months Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,164,246	$(10,977	)(a)	$1,153,269
Expenses	$509,941	$480,923	(b)	$990,864
Other Income	$—	$(45,191	)(c)	$(45,191)
Economic Net Income	$654,305	$(537,091	)(d)	$117,214
Total Assets	$10,709,488	$8,539,279	(e)	$19,248,767

	Three Months Ended March 31, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$711,103	$(9,864	)(a)	$701,239
Expenses	$326,001	$774,713	(b)	$1,100,714
Other Income	$—	$171,804	(c)	$171,804
Economic Net Income (Loss)	$385,102	$(612,773	)(d)	$(227,671)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2011	2010
Fund Management Fees and Performance Fees Eliminated in Consolidation	$9,103	$2,762
Fund Expenses Added in Consolidation	12,213	708
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(71,056)	168,334
Transaction-Related Other Income	4,549	—

Total Consolidation Adjustments and Reconciling Items	$(45,191)	$171,804

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2011	2010
Economic Net Income	$654,305	$385,102

Adjustments
Amortization of Intangibles	(44,174)	(39,512)
IPO and Acquisition-Related Charges	(421,861)	(726,722)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(71,056)	153,461

Total Consolidation Adjustments and Reconciling Items	(537,091)	(612,773)

Income (Loss) Before Provision (Benefit) for Taxes	$117,214	$(227,671)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

18.	SUBSEQUENT EVENTS

On April 8, 2011, indirect subsidiaries of Blackstone amended its revolving credit facility. The amendment is described in Note 11. “Borrowings.”

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2011
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$455,811	$—	$—	$455,811
Cash Held by Blackstone Funds and Other	109,642	538,970	—	648,612
Investments†	4,783,347	8,396,368	(503,251)	12,676,464
Accounts Receivable	327,974	51,853	—	379,827
Reverse Repurchase Agreements	229,723	—	—	229,723
Due from Affiliates	745,256	42,880	(19,387)	768,749
Intangible Assets, Net	738,465	—	—	738,465
Goodwill	1,703,602	—	—	1,703,602
Other Assets	221,509	32,952	(1,105)	253,356
Deferred Tax Assets	1,394,158	—	—	1,394,158

Total Assets	$10,709,487	$9,063,023	$(523,743)	$19,248,767

Liabilities and Partners’ Capital
Loans Payable	$1,022,442	$6,302,696	$—	$7,325,138
Due to Affiliates	1,596,972	379,429	(37,272)	1,939,129
Accrued Compensation and Benefits	685,080	—	—	685,080
Securities Sold, Not Yet Purchased	209,125	541	—	209,666
Accounts Payable, Accrued Expenses and Other Liabilities	339,466	320,579	(1,106)	658,939

Total Liabilities	3,853,085	7,003,245	(38,378)	10,817,952

Redeemable Non-Controlling Interests in Consolidated Entities	—	671,164	—	671,164

Partners’ Capital
Partners’ Capital	4,122,840	487,870	(487,869)	4,122,841
Appropriated Partners’ Capital	—	295,544	—	295,544
Accumulated Other Comprehensive Income	3,101	—	—	3,101
Non-Controlling Interests in Consolidated Entities	285,586	605,200	2,504	893,290
Non-Controlling Interests in Blackstone Holdings	2,444,875	—	—	2,444,875

Total Partners’ Capital	6,856,402	1,388,614	(485,365)	7,759,651

Total Liabilities and Partners’ Capital	$10,709,487	$9,063,023	$(523,743)	$19,248,767

†	Included within Investments of the Consolidated Operating Partnerships is $1.65 billion representing Performance Fees due from the Blackstone Funds.

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

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Alliance Fund II L.P.*

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Secured Trust Ltd

BTD CP Holdings, LP

GSO Co-Investment Partners LLC

GSO Legacy Associates II LLC

GSO Legacy Associates LLC

The Asia Opportunities Fund L.P.

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

*	Consolidated as of March 31, 2011 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. Please see “Part I. Item 1. Financial Statements — Note 2. Summary of Significant Accounting Policies — Basis of Presentation” for additional information.

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as two sector focused funds and two regionally focused funds, since we established this business in 1987. In January 2011, we commenced the investment period on our sixth general private equity fund. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, three European focused real estate funds, and a number of real estate debt investment funds. In addition, in November 2010, we commenced our management of the Bank of America Merrill Lynch Asia real estate platform. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. In addition, our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised of Blackstone Alternative Asset Management (“BAAM”) and the Indian-focused and Asian-focused closed-end mutual funds. BAAM was organized in 1990 and has developed into a leading institutional solutions provider utilizing hedge funds across a wide variety of strategies.

•

Credit Businesses. Our Credit Businesses segment is comprised principally of GSO. GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds.

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

Business Environment

Global equity markets were mixed in the first quarter of 2011, with equity indices in developed markets generally outperforming those in emerging markets. Credit markets also rose and high yield spreads moderately tightened. In the United States, investors responded positively to generally improving economic indicators, strong corporate earnings and further monetary stimulus. However, late in the first quarter, investor sentiment began to turn increasingly cautious due to volatile geopolitical factors, signs of inflationary overheating in emerging markets, and the expectation that central banks around the world would move toward tightening monetary policy.

In real estate, the operating environment for commercial real estate continued to improve during the first quarter of 2011, with virtually every sector reporting favorable growth in its performance indicators. In the office sector, the U.S. and European office market recoveries have begun to modestly accelerate, due to steadily improving employment conditions and greater business confidence, which has led companies to plan to increase capital investment and personnel. At the same time, new supply remains constrained and while vacancy levels in many markets remain relatively high, positive net absorption has begun to return, and some markets have also begun to experience increases in asking rents. The hospitality sector continued to realize solid growth during the first quarter of 2011, with overall U.S. Revenue Per Available Room, or RevPAR, growing by 9% year over year, resulting in part from favorable employment and consumer confidence trends.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” and “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Revenue Recognition” in our 2010 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Performance Fees — Performance Fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

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

Expenses

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation and Benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and performance fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

Other Operating Expenses — Other operating expenses represent general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

Fund Expenses — The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third-party expenses.

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income tax is reflected in the Condensed Consolidated Financial Statements.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Position.

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

Economic Net Income

Blackstone uses Economic Net Income, or “ENI”, as a key measure of value creation and as a benchmark of its performance. ENI represents segment net income excluding the impact of income taxes and initial public offering (“IPO”) and acquisition-related items, including charges associated with equity-based compensation, the amortization of intangibles and corporate actions including acquisitions. For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates the investment funds we manage. Total Segment ENI equals the aggregate of ENI for all segments. ENI is used by management primarily in making resource deployment and compensation decisions across Blackstone’s five segments. (See Note 17. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Condensed Consolidated Statement of Operations. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings, less realized investment gains, in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) and Blackstone Real Estate Partners (“BREP”) funds where the investment period has not expired, the amount of capital commitments;

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital plus binding investment commitments;

(c)	for our real estate debt investment funds (“BREDS”), the remaining amount of invested capital;

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value;

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees;

(f)	the net asset value of our funds of hedge funds, hedge funds (except our credit-oriented closed-end registered investment companies) and our closed-end mutual funds;

(g)	the fair value of assets we manage pursuant to separately managed accounts;

(h)	the gross amount of underlying assets of our CLOs at cost; and

(i)	the gross amount of assets (including leverage) for our credit-oriented closed-end registered investment companies.

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

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost plus binding investment commitments, depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2011 and 2010. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
Revenues
Management and Advisory Fees	$412,738	$354,820	$57,918	16%

Performance Fees
Realized	96,203	54,049	42,154	78%
Unrealized	512,401	131,779	380,622	N/M

Total Performance Fees	608,604	185,828	422,776	N/M

Investment Income (Loss)
Realized	12,783	5,726	7,057	123%
Unrealized	107,395	149,220	(41,825)	-28%

Total Investment Income (Loss)	120,178	154,946	(34,768)	-22%

Interest and Dividend Revenue	9,490	8,895	595	7%
Other	2,259	(3,250)	5,509	N/M

Total Revenues	1,153,269	701,239	452,030	64%

Expenses
Compensation and Benefits
Compensation	659,483	924,950	(265,467)	-29%
Performance Fee Compensation
Realized	14,543	7,741	6,802	88%
Unrealized	162,525	54,600	107,925	198%

Total Compensation and Benefits	836,551	987,291	(150,740)	-15%
General, Administrative and Other	129,386	106,379	23,007	22%
Interest Expense	13,803	7,185	6,618	92%
Fund Expenses	11,124	(141)	11,265	N/M

Total Expenses	990,864	1,100,714	(109,850)	-10%

Other Income
Net Gains (Losses) from Fund Investment Activities	(45,191)	171,804	(216,995)	N/M

Income (Loss) Before Provision for Taxes	117,214	(227,671)	344,885	N/M
Provision for Taxes	38,850	9,635	29,215	N/M

Net Income (Loss)	78,364	(237,306)	315,670	N/M
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,025	23,969	(1,944)	-8%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(93,081)	135,966	(229,047)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	106,716	(275,864)	382,580	N/M

Net Income (Loss) Attributable to The Blackstone Group L.P.	$42,704	$(121,377)	$164,081	N/M

N/M = not meaningful.

Revenues

Total Revenues were $1.2 billion for the three months ended March 31, 2011, an increase of $452.0 million compared to Total Revenues for the three months ended March 31, 2010 of $701.2 million. The increase in revenues was primarily attributable to an increase of $422.8 million in Performance Fees and an increase of $57.9 million in Management and Advisory Fees. The increase in Performance Fees was across all segments, primarily driven by improved operating performance of our real estate carry funds in our Real Estate segment, the strong performance across the Credit Businesses’ strategies, and the positive performance of our Private Equity funds driven by appreciation of our privately held portfolio investments and increases in share prices of our publicly held portfolio investments. The increase in Management and Advisory Fees was primarily due to increases in Total Management Fees in our Real Estate segment, driven by fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform, and increases in Base Management Fees in our Credit Businesses, Hedge Fund Solutions and Private Equity segments. The increase in the Credit Businesses segment was driven by higher Fee-Earning Assets Under Management, which was due to the April 1, 2010 acquisition of $3.5 billion in collateralized loan obligation vehicles, the launching of two closed-end mutual funds and the closing of a new CLO. The increase in the Hedge Fund Solutions segment was driven by higher Fee-Earning Assets Under Management and the increase in the Private Equity segment was principally a result of the start of the BCP VI’s investment period.

Expenses

Expenses were $990.9 million for the three months ended March 31, 2011, a decrease of $109.9 million, or 10%, compared to $1.1 billion for the three months ended March 31, 2010. The decrease was primarily attributable to a decrease of $150.7 million in Compensation and Benefits driven by a decrease in Compensation, partially offset by an increase in Performance Fee Compensation due to improved performance in our Real Estate and Credit Businesses segments. Compensation decreased $265.5 million from the prior year period to $659.5 million. This decrease was primarily attributed to a decrease in equity-based compensation as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General, Administrative and Other expenses were $129.4 million for the current year, an increase of $23.0 million, driven primarily by the levels of business activity, revenue growth and headcount.

Other Income

Other Income was $(45.2) million for the three months ended March 31, 2011, a decrease of $217.0 million compared to $171.8 million for the three months ended March 31, 2010. Other Income is attributable to the non-controlling interest holders of the consolidated Blackstone Funds. The change was principally driven by increases in the prices for debt relating to the consolidated CLO vehicles which resulted in an increase in notes payable and unrealized losses.

Operating Metrics

The following table presents certain operating metrics as of and for the three months ended March 31, 2011 and 2010. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

	Fee-Earning Assets Under Management		Assets Under Management
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)
Private Equity	$35,892,804	$25,173,936	$43,955,392	$28,022,326
Real Estate	26,454,012	23,820,697	34,990,590	21,880,655
Hedge Fund Solutions	35,847,002	28,902,220	39,542,086	30,322,510
Credit Businesses	25,838,878	20,173,319	31,475,397	24,290,357

Balance, End of Period (a)	$124,032,696	$98,070,172	$149,963,465	$104,515,848

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$109,500,222	$96,096,997
Inflows, including Commitments (b)	18,038,657	2,500,618
Outflows, including Distributions (c)	(4,816,697)	(964,338)
Market Appreciation (Depreciation) (d)	1,310,514	436,895

Balance, End of Period (a)	$124,032,696	$98,070,172

Increase (Decrease)	$14,532,474	$1,973,175
Increase (Decrease)	13%	2%

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$128,123,920	$98,183,128
Inflows, including Commitments (b)	21,205,724	2,742,195
Outflows, including Distributions (c)	(4,272,437)	(1,435,888)
Market Appreciation (Depreciation) (d)	4,906,258	5,026,413

Balance, End of Period (a)	$149,963,465	$104,515,848

Increase (Decrease)	$21,839,545	$6,332,720
Increase (Decrease)	17%	6%

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$1,461,673	$969,824	$491,849	51%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of March 31, 2011 include $532.3 million from a joint venture in which we are the minority interest holder.
(b)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(c)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $124.0 billion at March 31, 2011, an increase of $14.5 billion, or 13%, compared to $109.5 billion at December 31, 2010. Inflows of $18.0 billion were primarily related to inflows of $14.3 billion in our Private Equity segment primarily due to the start of BCP VI’s investment period and inflows of $2.5 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled, customized and long only solutions business. Outflows of $4.8 billion were primarily attributable to outflows of $2.6 billion in our Private Equity segment primarily a result of the end of BCP V’s investment period and dispositions in BCP IV which earns fees based on remaining invested capital, and outflows of $927.0 million in our Real Estate segment primarily due to realizations from a BREP co-investment entity and the Bank of America Merrill Lynch Asia real estate platform. In addition to the inflows above, the increase in Fee-Earning Assets Under Management from March 31, 2010 of $26.0 billion was also from the April 1, 2010 acquisition of $3.5 billion in collateralized loan obligation vehicles, the launching of two closed-end mutual funds and the closing of a new CLO in our Credit Businesses segment.

Fee-Earning Assets Under Management were $98.1 billion at March 31, 2010, an increase of $2.0 billion, or 2%, compared to $96.1 billion at December 31, 2009. Inflows of $2.5 billion were primarily related to inflows of $816.9 million in our Private Equity segment driven by capital raised for a joint venture and investments made by funds in which we charge fees based on invested capital, and inflows of $1.2 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products.

Assets Under Management

Assets Under Management were $150.0 billion at March 31, 2011, an increase of $21.8 million, or 17%, compared to $128.1 billion at December 31, 2010. Inflows of $21.2 billion were primarily related to inflows of $14.9 billion in our Private Equity segment driven by the start of BCP VI’s investment period and inflows of $4.7 billion in our Hedge Fund Solutions segment due to growth in the hedge fund manager seeding platform, long only solutions business and its commingled and customized investment products. Outflows of $4.3 billion were more than offset by market appreciation of $4.9 billion. In addition to the inflows discussed above, the increase in Assets Under Management from March 31, 2010 of $45.4 billion was also from the April 1, 2010 acquisition of $3.5 billion in collateralized loan obligation vehicles, the launching of two closed-end mutual funds and the closing of a new CLO.

Assets Under Management were $104.5 billion at March 31, 2010, an increase of $6.3 billion compared to $98.2 billion at December 31, 2009. Inflows of $2.7 billion were primarily due to inflows of $1.2 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products, inflows of $586.0 million in our Real Estate segment due to capital raised by our real estate debt investment funds and inflows of $534.8 million in our Private Equity segment. Outflows of $1.4 billion were primarily due to outflows of $571.4 million in our Credit Businesses segment and outflows of $536.2 million in our Private Equity segment due to realizations in our managed portfolio. Market appreciation of $5.0 billion was primarily due to market appreciation of $3.3 billion and $0.9 billion in our Private Equity and Real Estate segments, respectively, driven by the increase in fair value of our portfolio investments.

Limited Partner Capital Invested

For the three months ended March 31, 2011, Limited Partner Capital Invested was $1.5 billion, an increase of $491.8 million, or 51%, from $969.8 million for the three months ended March 31, 2010. The change primarily reflected an increase of $265.0 million in our Private Equity segment due to an increase in new transaction activity mostly in the chemical and energy sectors and an increase of $229.6 million in our Real Estate segment due to increased investment activity by our BREP VI and debt investment funds.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$79,935	$65,432	$14,503	22%
Transaction and Other Fees, Net	35,342	31,972	3,370	11%
Management Fee Offsets	(7,889)	—	(7,889)	N/M

Total Management Fees	107,388	97,404	9,984	10%

Performance Fees
Realized	82,389	46,175	36,214	78%
Unrealized	32,537	45,549	(13,012)	-29%

Total Performance Fees	114,926	91,724	23,202	25%

Investment Income (Loss)
Realized	17,907	(495)	18,402	N/M
Unrealized	29,126	84,684	(55,558)	-66%

Total Investment Income (Loss)	47,033	84,189	(37,156)	-44%
Interest and Dividend Revenue	3,505	3,428	77	2%
Other	811	100	711	N/M

Total Revenues	273,663	276,845	(3,182)	-1%

Expenses
Compensation and Benefits
Compensation	56,254	46,910	9,344	20%
Performance Fee Compensation
Realized	7,718	6,005	1,713	29%
Unrealized	5,464	6,344	(880)	-14%

Total Compensation and Benefits	69,436	59,259	10,177	17%
Other Operating Expenses	28,713	24,431	4,282	18%

Total Expenses	98,149	83,690	14,459	17%

Economic Net Income	$175,514	$193,155	$(17,641)	-9%

Revenues

Revenues were $273.7 million for the three months ended March 31, 2011, a decrease of $3.2 million compared to $276.8 million for the three months ended March 31, 2010. The decrease in revenues was attributed to a decrease in Investment Income of $37.2 million, mostly offset by increases in Performance Fees and Total Management Fees of $23.2 million and $10.0 million, respectively.

Investment Income was $47.0 million, a decrease of $37.2 million, compared to $84.2 million for the three months ended March 31, 2010, principally driven by BCP V. Performance Fees, which are determined on a fund by fund basis, were $114.9 million for the three months ended March 31, 2011, an increase of $23.2 million, compared to $91.7 million for the three months ended March 31, 2010, principally driven by BCP IV. The appreciation of the underlying assets for Blackstone’s contributed Private Equity funds was 4.9% for the first quarter of 2011. The positive performance of our private equity funds was driven by appreciation of our privately held portfolio investments and increases in share prices of our publicly held portfolio investments. There was an increase in IPO activity with two of our portfolio companies, Nielsen and Bank United, completing their initial public offerings during the three months ended March 31, 2011. The fair value appreciation in our private portfolio for the current quarter was primarily due to continued improvement in operating performance driven by the hospitality and energy sectors. At March 31, 2011, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.5 times investors’ original investments. On a realized/partially realized basis, this multiple was 2.4 times investors’ original investments for contributed funds.

The Realized Performance Fees for the three months ended March 31, 2011 of $82.4 million represents an increase of $36.2 million compared to $46.2 million in the prior year quarter driven by realizations in BCP IV. Realized Investment Income was $17.9 million for the three months ended March 31, 2011, an increase of $18.4 million compared to $(0.5) million for the three months ended March 31, 2010. These increases were primarily attributed to the sale of certain of our investments in the healthcare and financial industries. Unrealized Performance Fees decreased $13.0 million from $45.5 million to $32.5 million during the first quarter of 2011 due to realizations of some previously unrealized gains.

Total Management Fees were $107.4 million for the three months ended March 31, 2011, an increase of $10.0 million compared to $97.4 million for the three months ended March 31, 2010, driven by increased Base Management Fees partially offset by Management Fee Offsets. Base Management Fees were $79.9 million for the three months ended March 31, 2011, an increase of $14.5 million compared to $65.4 million for the three months ended March 31, 2010, principally as a result of the start of BCP VI’s investment period. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $98.1 million for the three months ended March 31, 2011, an increase of $14.5 million, compared to $83.7 million for the three months ended March 31, 2010. The $14.5 million increase was primarily attributed to a $9.3 million increase in Compensation and a $4.3 million increase in Other Operating Expenses. Compensation increased as a result of additional investment in personnel. Other Operating Expenses increased $4.3 million to $28.7 million, principally due to increases in interest expense and occupancy related costs.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$24,188,555	$24,521,394
Inflows, including Commitments	14,264,444	816,898
Outflows, including Distributions	(2,564,977)	(171,630)
Market Appreciation (Depreciation)	4,782	7,274

Balance, End of Period (a)	$35,892,804	$25,173,936

Increase (Decrease)	$11,704,249	$652,542
Increase (Decrease)	48%	3%

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$29,319,136	$24,758,992
Inflows, including Commitments	14,860,798	534,841
Outflows, including Distributions	(1,741,437)	(536,161)
Market Appreciation (Depreciation)	1,516,895	3,264,654

Balance, End of Period (a)	$43,955,392	$28,022,326

Increase (Decrease)	$14,636,256	$3,263,334
Increase (Decrease)	50%	13%

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$652,947	$387,904	$265,043	68%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of March 31, 2011 include $532.3 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $35.9 billion at March 31, 2011, an increase of $11.7 billion, or 48%, compared with $24.2 billion at December 31, 2010. Inflows of $14.3 billion were mainly due to the start of BCP VI’s investment period. Outflows of $2.6 billion were primarily a result of the end of BCP V’s investment period and dispositions in BCP IV which earns fees based on remaining invested capital. After the close of the investment period, management fees are based on invested capital and binding commitments to new investments. Market appreciation of $4.8 million in the first quarter of 2011 was due to the impact of foreign exchange rates.

Fee-Earning Assets Under Management were $25.2 billion at March 31, 2010, an increase of $652.5 million, or 3%, compared with $24.5 billion at December 31, 2009. Inflows of $816.9 million were driven by capital raised in our private equity funds, and investments made by funds in which we charge fees based on invested capital. Outflows of $171.6 million were a result of dispositions of assets that earn management fees on invested capital. Market appreciation of $7.3 million was due to the foreign exchange impact on management fees.

Assets Under Management

Assets Under Management were $44.0 billion at March 31, 2011, an increase of $14.6 billion, or 50%, compared with $29.3 billion at December 31, 2010. The increase was primarily due to inflows of $14.9 billion driven by the start of BCP VI’s investment period and market appreciation of $1.5 billion within our existing portfolio, partially offset by outflows of $1.7 billion resulting from dispositions of investments.

Assets Under Management were $28.0 billion at March 31, 2010, an increase of $3.3 billion, or 13%, compared with $24.8 billion at December 31, 2009. The increase was primarily due to market appreciation of $3.3 billion in the fair value of our portfolio investments.

Limited Partner Capital Invested

Limited Partner Capital Invested was $652.9 million for the three months ended March 31, 2011, an increase of $265.0 million, compared to $387.9 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase in new transaction activity mostly in the energy and chemical industries whereas the prior year period reflected a combination of new investments primarily in Asia and add-on investments in North America.

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

The following table presents the Internal Rates of Return of our significant BCP funds:

	Three Months Ended March 31,				March 31, 2011 Inception to Date
	2011		2010		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	12%	10%	10%	8%	53%	40%	67%	52%
BCP V	3%	2%	20%	20%	1%	—	13%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

The net internal rate of return for BCP IV for the quarter ended March 31, 2011 was higher compared to the positive returns in the same quarter last year, driven by realized and unrealized gains in the energy and healthcare sectors. The net internal rate of return for BCP V for the quarter ended March 31, 2011 was lower compared to the positive returns in the same quarter last year as large gains in our retail/consumer, technology, hospitality and healthcare industries drove the comparative prior year quarterly returns.

The following table presents the investment record of the significant private equity funds from inception through March 31, 2011 for funds with closed investment periods:

	Total Investments					Realized / Partially Realized Investments (a)
	Total		Gross IRR	Net IRR (d)	MOIC (e)	Total		Gross IRR	Net IRR (d)	MOIC (e)
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)				Invested Capital (b)	Carrying Value (c) (f)
	(Dollars in Millions)					(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	28%	19%	2.6	$679	$1,742	28%	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,257	50%	32%	2.5	1,292	3,257	50%	32%	2.5
BCP III (Aug 1997 / Nov 2002)	4,026	8,607	18%	13%	2.1	3,752	7,909	20%	15%	2.1
BCOM (June 2000 / Jun 2006)	2,132	2,936	15%	8%	1.4	1,215	2,149	27%	24%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,324	19,302	53%	40%	2.6	5,143	15,435	67%	52%	3.0
BCP V (Dec 2005 / Jan 2011)	18,809	19,635	1%	—	1.0	2,465	3,154	13%	6%	1.3

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $4.0 billion.

The following table presents the investment record of the significant private equity funds from inception through March 31, 2011 for funds with open investment periods:

		Total Investments					Realized / Partially Realized Investments (a)
		Total					Total
Fund (Investment Period)	Available Capital (b)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)
	(Dollars in Millions)						(Dollars in Millions)
BCP VI (Jan 2011 / Jan 2017)	$14,366	$—	$—	—	—	—	$—	$—	—	—	—

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital and side-by-side investments made by our employees.

(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The Private Equity segment has three contributed funds with closed investment periods, BCP IV, BCP V and BCOM. As of March 31, 2011, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were deemed worthless. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns and is entitled to Carried Interest on those gains.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of March 31, 2011:

		Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period	Available Capital (b)	Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$2,889	$4,875	11%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$95,439	$83,060	$12,379	15%
Transaction and Other Fees, Net	21,543	1,942	19,601	N/M
Management Fee Offsets	(505)	(489)	(16)	-3%

Total Management Fees	116,477	84,513	31,964	38%

Performance Fees
Realized	2,593	5,948	(3,355)	-56%
Unrealized	368,104	11,391	356,713	N/M

Total Performance Fees	370,697	17,339	353,358	N/M

Investment Income
Realized	2,919	2,632	287	11%
Unrealized	61,406	46,892	14,514	31%

Total Investment Income	64,325	49,524	14,801	30%
Interest and Dividend Revenue	3,288	2,718	570	21%
Other	860	(1,876)	2,736	N/M

Total Revenues	555,647	152,218	403,429	N/M

Expenses
Compensation and Benefits
Compensation	58,501	40,150	18,351	46%
Performance Fee Compensation
Realized	1,230	1,524	(294)	-19%
Unrealized	106,501	6,937	99,564	N/M

Total Compensation and Benefits	166,232	48,611	117,621	N/M
Other Operating Expenses	28,366	14,290	14,076	99%

Total Expenses	194,598	62,901	131,697	N/M

Economic Net Income	$361,049	$89,317	$271,732	N/M

Revenues

Revenues were $555.6 million for the three months ended March 31, 2011, an improvement of $403.4 million compared to $152.2 million for the three months ended March 31, 2010. The increase in revenues was primarily attributed to an increase of $353.4 million in Performance Fees, an increase of $32.0 million in Total Management Fees and an increase of $14.8 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $370.7 million for the three months ended March 31, 2011, an improvement of $353.4 million compared to $17.3 million for the three months ended March 31, 2010. The appreciation of the investments in our BREP V and BREP VI carry funds primarily contributed to the improvement in Performance Fees for the three months ended March 31, 2011. Investment Income was $64.3 million for the three months ended March 31, 2011, an increase of $14.8 million compared to $49.5 million for the three months ended March 31, 2010. The increase in Investment Income was also driven by the appreciation of the investments in BREP V and BREP VI. Both Performance Fees and Investment Income benefited from the strong performance of our carry funds. The appreciation of the underlying assets for Blackstone’s contributed Real Estate carry funds was 8.7% for the first quarter of 2011, and for the Real Estate debt hedge funds was 4.5% for the first quarter of 2011. The performance for the first quarter of 2011 was driven primarily by improved operating performance and projected cash flows across our real estate carry funds investments and was primarily a result of the appreciation in fair value of our holdings in Equity Office Properties Trust and Hilton Hotels Corporation. The March 31, 2011, unrealized value and cumulative proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds represented 1.4 times investors’ original investments.

Total Management Fees were $116.5 million for the three months ended March 31, 2011, an increase of $32.0 million compared to $84.5 million for the three months ended March 31, 2010. Transaction and Other Fees were $21.5 million, an increase of $19.6 million compared to $1.9 million for the three months ended March 31, 2010, reflecting the continued increase in investment activity in our BREP funds and disposition fees earned from the Bank of America Merrill Lynch Asia real estate platform. Base Management Fees were $95.4 million for the three months ended March 31, 2011, an increase of $12.4 million compared to $83.1 million for the three months ended March 31, 2010, primarily due to fees earned from our management of the Bank of America Merrill Lynch Asia real estate platform.

Expenses

Expenses were $194.6 million for the three months ended March 31, 2011, an increase of $131.7 million, compared to $62.9 million for the three months ended March 31, 2010. The increase was primarily attributed to a $99.3 million increase in Performance Fee Compensation, a result of positive Performance Fees revenue, and an increase in Compensation of $18.4 million to $58.5 million, primarily due to headcount increases related to the management of our new Bank of America Merrill Lynch Asia real estate platform. Other Operating Expenses increased $14.1 million to $28.4 million, principally due to placement fees related to our debt investment funds and interest expense.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$26,814,714	$23,708,057
Inflows, including Commitments	287,996	275,838
Outflows, including Distributions	(926,978)	(9,262)
Market Appreciation (Depreciation)	278,280	(153,936)

Balance, End of Period	$26,454,012	$23,820,697

Increase (Decrease)	$(360,702)	$112,640
Increase (Decrease)	-1%	0%

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$33,165,124	$20,391,334
Inflows, including Commitments	809,531	586,029
Outflows, including Distributions	(1,031,251)	(22,649)
Market Appreciation (Depreciation)	2,047,186	925,941

Balance, End of Period	$34,990,590	$21,880,655

Increase (Decrease)	$1,825,466	$1,489,321
Increase (Decrease)	6%	7%

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$654,428	$424,868	$229,560	54%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $26.5 billion at March 31, 2011, a decrease of $360.7 million, or 1%, compared with $26.8 billion at December 31, 2010. Inflows of $288.0 million were primarily related to capital invested by our real estate debt investment funds. Outflows were $927.0 million, primarily due to realizations from a co-investment entity and the Bank of America Merrill Lynch Asia real estate platform. Market appreciation of $278.3 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate fund. Fee-Earning Assets Under Management increased $2.6 billion, or 11%, from March 31, 2010 to $26.5 billion at March 31, 2011. The increase was primarily related to the November 2010 commencement of our management of the Bank of America Merrill Lynch Asia real estate platform.

Fee-Earning Assets Under Management were $23.8 billion at March 31, 2010, an increase of $112.6 million, compared with $23.7 billion at December 31, 2009. Inflows of $275.8 million were primarily related to capital invested by our real estate debt investment funds. Outflows were $9.3 million, primarily due to realizations. Market depreciation of $154.0 million was primarily due to the impact of unfavorable foreign exchange fluctuations on committed capital for our European focused real estate fund which was partially offset by net valuation increases for certain of our debt investment funds that charge management fees based on net asset value.

Assets Under Management

At March 31, 2011, Assets Under Management were $35.0 billion, an increase of $1.8 billion, or 6%, compared with $33.2 billion at December 31, 2010. The change was primarily due to inflows of $809.5 million attributable to capital raised by our debt investment funds, market appreciation of $2.0 billion from our real estate carry funds resulting from increases in the carrying values of our real estate portfolio primarily within the Office and Hospitality sectors, partially offset by outflows of $1.0 billion related to realizations generated by BREP VI co-investments and the managed Bank of America Merrill Lynch Asia real estate platform along with the expiration of the BREP International fund’s term. Assets Under Management increased $13.1 billion, or 60%, from March 31, 2010 to $35.0 billion at March 31, 2011 and was primarily related to market appreciation of $9.8 billion and the commencement of our management of the Bank of America Merrill Lynch Asia real estate platform.

At March 31, 2010, Assets Under Management were $21.9 billion, an increase of $1.5 billion, or 7%, compared with $20.4 billion at December 31, 2009. The change was primarily due to inflows of $586.0 million due to capital raised by our real estate debt investment funds, and market appreciation of $925.9 million primarily related to increases in the carrying values of our real estate portfolio within the office and hospitality sectors.

Limited Partner Capital Invested

For the three months ended March 31, 2011, Limited Partner Capital Invested was $654.4 million, an increase of $229.6 million from $424.9 million for the three months ended March 31, 2010. This increase is primarily related to increased investment activity by our BREP VI and debt investment funds.

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

The following table presents the Internal Rates of Return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2011 Inception to Date
	2011		2010		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	7%	5%	1%	—	27%	16%	97%	68%
BREP V	10%	7%	3%	3%	12%	8%	100%	75%
BREP International II (c)	3%	2%	13%	12%	-1%	-3%	5%	2%
BREP International (c)	1%	1%	5%	4%	33%	23%	42%	31%
BREP VI	9%	6%	25%	24%	13%	8%	137%	98%
BREP Europe III (c)	1%	-2%	97%	85%	158%	20%	N/A	N/A
BSSF II	4%	3%	11%	6%	26%	21%	59%	42%
BSSF I	5%	4%	9%	7%	18%	13%	—	—
CMBS	5%	4%	12%	9%	27%	20%	—	—

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Euro-based net internal rates of return.

Generally, improvement in the operating fundamentals of the BREP funds’ hospitality and office investments has led to increases in the valuation of our investments.

The following table presents the investment record of the significant real estate carry funds from inception through March 31, 2011 for funds with closed investment periods:

	Total Investments					Realized / Partially Realized Investments (a)
	Total					Total
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)					(Amounts in Millions)
Pre-BREP	$141	$345	43%	33%	2.5	$141	$345	43%	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	51%	40%	2.8	$467	$1,328	51%	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	26%	19%	2.1	$1,219	$2,525	26%	19%	2.1
BREP III (Apr 1999 / Apr 2003)	$1,415	$3,326	27%	21%	2.3	$1,362	$3,318	28%	23%	2.4
BREP Int’l (Jan 2001 / Sep 2005)	€658	€1,288	33%	23%	2.0	€566	€1,231	42%	31%	2.2
BREP IV (Apr 2003 / Dec 2005)	$2,737	$4,061	27%	16%	1.5	$1,074	$2,529	97%	68%	2.4
BREP Int’l II (Sep 2005 / Jun 2008)	€1,336	€1,300	-1%	-3%	1.0	€162	€190	5%	2%	1.2
BREP V (Dec 2005 / Feb 2007)	$5,515	$7,570	12%	8%	1.4	$951	$2,029	100%	75%	2.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $809.2 million and €136.5 million.

The following table presents the investment record of the significant real estate carry funds, excluding separately managed accounts, from inception through March 31, 2011 for funds with open investment periods:

		Total Investments
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)
BREP VI (Feb 2007 / Aug 2012)	$3,145	$7,928	$10,583	13%	8%	1.3
BREP Europe III (Jun 2008 / Dec 2013)	€2,947	€241	€447	158%	20%	1.9
BSSF II (Jul 2009 / Aug 2017)	$1,014	$706	$872	26%	21%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $1.0 billion committed to deals but not yet invested. Additionally, the segment has $643.2 million of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2011:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€633	14%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value and the Equity Value of the public portfolio companies based on fair values at the reporting date.

The Real Estate segment has three funds in their investment period all of which were above their respective Carried Interest thresholds as of March 31, 2011: BREP Europe III, BSSF II and BREP VI.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$75,612	$63,866	$11,746	18%
Transaction and Other Fees, Net	727	809	(82)	-10%
Management Fee Offsets	(124)	—	(124)	N/M

Total Management Fees	76,215	64,675	11,540	18%

Performance Fees
Realized	893	2,117	(1,224)	-58%
Unrealized	19,253	10,413	8,840	85%

Total Performance Fees	20,146	12,530	7,616	61%

Investment Income (Loss)
Realized	1,341	(250)	1,591	N/M
Unrealized	7,120	11,880	(4,760)	-40%

Total Investment Income (Loss)	8,461	11,630	(3,169)	-27%
Interest and Dividend Revenue	516	475	41	9%
Other	104	(83)	187	N/M

Total Revenues	105,442	89,227	16,215	18%

Expenses
Compensation and Benefits
Compensation	28,657	20,742	7,915	38%
Performance Fee Compensation
Realized	300	771	(471)	-61%
Unrealized	5,358	3,783	1,575	42%

Total Compensation and Benefits	34,315	25,296	9,019	36%
Other Operating Expenses	13,008	11,285	1,723	15%

Total Expenses	47,323	36,581	10,742	29%

Economic Net Income	$58,119	$52,646	$5,473	10%

Revenues

Revenues were $105.4 million for the three months ended March 31, 2011, an increase of $16.2 million compared to the three months ended March 31, 2010. The increase in revenues was primarily attributed to an increase of $11.5 million in Total Management Fees to $76.2 million and an increase of $7.6 million in Performance Fees to $20.1 million, partially offset by a decrease of $3.2 million in Investment Income (Loss) to $8.5 million.

Total Management Fees were $76.2 million for the three months ended March 31, 2011, an increase of $11.5 million compared to $64.7 million for the three months ended March 31, 2010. Base Management Fees were $75.6 million for the three months ended March 31, 2011, an increase of $11.7 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 24% from the prior year period, which was primarily from positive net inflows and market appreciation.

Investment Income (Loss) was $8.5 million for the three months ended March 31, 2011, a decrease of $3.2 million compared to $11.6 million for the three months ended March 31, 2010. Performance Fees were $20.1 million for the three months ended March 31, 2011, up slightly from the prior year period. The appreciation of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds was 2% for the first quarter of 2011. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Expenses

Expenses were $47.3 million for the three months ended March 31, 2011, an increase of $10.7 million compared to the three months ended March 31, 2010. The $10.7 million increase was primarily attributed to a $9.0 million increase in Total Compensation and Benefits and a $1.7 million increase in Other Operating Expenses. Compensation was $28.7 million for the three months ended March 31, 2011, an increase of $7.9 million, compared to $20.7 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $1.7 million to $13.0 million for the three months ended March 31, 2011, compared to $11.3 million for the three months ended March 31, 2010 primarily due to an increase in professional fees related to the growth of the business.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$33,159,795	$27,451,309
Inflows, including Commitments	2,452,420	1,167,681
Outflows, including Distributions	(388,026)	(291,363)
Market Appreciation (Depreciation)	622,813	574,593

Balance, End of Period	$35,847,002	$28,902,220

Increase (Decrease)	$2,687,207	$1,450,911
Increase (Decrease)	8%	5%

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$34,587,292	$28,799,326
Inflows, including Commitments	4,721,176	1,205,481
Outflows, including Distributions	(408,034)	(305,677)
Market Appreciation (Depreciation)	641,652	623,380

Balance, End of Period	$39,542,086	$30,322,510

Increase (Decrease)	$4,954,794	$1,523,184
Increase (Decrease)	14%	5%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of March 31,		As of March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)
BAAM Managed Funds (b)	$18,144,730	$14,069,129	74%	55%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at March 31, 2011 the incremental appreciation needed for the 26% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $325.7 million, a decrease of $307.1 million, or 48.5%, compared to $632.8 million at March 31, 2010. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of March 31, 2011, 48% were within 5% of reaching their respective High Water Mark and / or Hurdle.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $35.8 billion at March 31, 2011, an increase of $2.7 billion, or 8%, compared to $33.2 billion at December 31, 2010. The change was primarily due to inflows of $2.5 billion primarily from BAAM’s commingled and customized investment products and long only solutions business. BAAM had net inflows of $1.6 billion in April and May 2011.

Fee-Earning Assets Under Management were $28.9 billion at March 31, 2010, an increase of $1.5 billion, or 5%, compared to $27.5 billion at December 31, 2009. The change was primarily due to inflows of $1.2 billion and market appreciation of $574.6 million, partially offset by outflows of $291.4 million. Inflows of $1.2 billion were primarily a result of growth in its commingled and customized investment products.

Assets Under Management

Assets Under Management were $39.5 billion at March 31, 2011, an increase of $5.0 billion, or 14%, compared to $34.6 billion at December 31, 2010. The change was primarily due to inflows of $4.7 billion primarily from BAAM’s hedge fund manager seeding platform, commingled and customized investment products and long only solutions business.

Assets Under Management were $30.3 billion at March 31, 2010, an increase of $1.5 billion, or 5%, compared to $28.8 billion at December 31, 2009. The change was primarily due to inflows of $1.2 billion and market appreciation of $623.4 million, partially offset by outflows of $305.7 million. Inflows of $1.2 billion were primarily a result of growth in BAAM’s commingled and customized investment products.

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

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2011
	2011		2010		One Year		Three Year		Five Year		Historical
Composite / Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	2%	2%	3%	3%	9%	7%	3%	2%	5%	4%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s BAAM managed funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit Businesses

The following table presents our results of operations for our Credit Businesses segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$54,601	$39,613	$14,988	38%
Transaction and Other Fees, Net	745	536	209	39%
Management Fee Offsets	(18)	(689)	671	97%

Total Management Fees	55,328	39,460	15,868	40%

Performance Fees
Realized	9,725	(359)	10,084	N/M
Unrealized	85,303	64,980	20,323	31%

Total Performance Fees	95,028	64,621	30,407	47%

Investment Income
Realized	1,235	3,233	(1,998)	-62%
Unrealized	4,532	7,835	(3,303)	-42%

Total Investment Income	5,767	11,068	(5,301)	-48%
Interest and Dividend Revenue	453	673	(220)	-33%
Other	98	(459)	557	N/M

Total Revenues	156,674	115,363	41,311	36%

Expenses
Compensation and Benefits
Compensation	30,325	28,343	1,982	7%
Performance Fee Compensation
Realized	5,295	(559)	5,854	N/M
Unrealized	45,202	37,536	7,666	20%

Total Compensation and Benefits	80,822	65,320	15,502	24%
Other Operating Expenses	15,357	8,290	7,067	85%

Total Expenses	96,179	73,610	22,569	31%

Economic Net Income	$60,495	$41,753	$18,742	45%

Revenues

Revenues were $156.7 million for the three months ended March 31, 2011, an increase of $41.3 million compared to the three months ended March 31, 2010. The increase in revenues was primarily attributed to increases of $30.4 million in Performance Fees and $15.9 million in Total Management Fees, partially offset by a decrease of $5.3 million in Investment Income.

Total Management Fees were $55.3 million for the three months ended March 31, 2011, an increase of $15.9 million from the prior year period. Base Management Fees were $54.6 million for the three months ended March 31, 2011, an increase of $15.0 million compared to the prior year period, primarily due to an increase in Fee-Earning Assets Under Management, which was driven by the April 1, 2010 acquisition of $3.5 billion in collateralized loan obligation vehicles, the launching of two closed-end mutual funds and the closing of a new CLO.

Performance Fees were $95.0 million for the three months ended March 31, 2011, an increase of $30.4 million from the prior year period. The increase in Performance Fees was primarily attributable to strong performance across the Credit Businesses’ strategies. The appreciation of the underlying assets for Blackstone’s credit-oriented business was 8.1% for the flagship hedge funds, 9.0% for the mezzanine funds and 9.4% for the rescue lending funds for the first quarter of 2011.

The Realized Performance Fees for the three months ended March 31, 2011 of $9.7 million were driven primarily by realizations in the mezzanine funds.

Expenses

Expenses were $96.2 million for the three months ended March 31, 2011, an increase of $22.6 million, or 31%, compared to the three months ended March 31, 2010. The $22.6 million increase in expenses was primarily attributed to increases of $13.5 million in Performance Fee Compensation and $7.1 million in Other Operating Expenses. Performance Fee Compensation was $50.5 million for the three months ended March 31, 2011, compared to $37.0 million for the prior year period. The increase is primarily due to higher Performance Fees in the current quarter compared to the prior year period. Other Operating Expenses increased $7.1 million to $15.4 million for the three months ended March 31, 2011, compared to $8.3 million for the prior year period. The increase was primarily due to higher professional and underwriting fees, which were related to the launch of a new closed-end mutual fund.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$25,337,158	$20,416,237
Inflows, including Commitments	1,033,797	240,201
Outflows, including Distributions	(936,716)	(492,083)
Market Appreciation (Depreciation)	404,639	8,964

Balance, End of Period	$25,838,878	$20,173,319

Increase (Decrease)	$501,720	$(242,918)
Increase (Decrease)	2%	-1%

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$31,052,368	$24,233,476
Inflows, including Commitments	814,219	415,844
Outflows, including Distributions	(1,091,715)	(571,401)
Market Appreciation (Depreciation)	700,525	212,438

Balance, End of Period	$31,475,397	$24,290,357

Increase (Decrease)	$423,029	$56,881
Increase (Decrease)	1%	0%

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$154,298	$157,052	$(2,754)	-2%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark (a)
	As of March 31,		As of March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)
Flagship Hedge Funds	$2,782,402	$2,524,687	99%	88%

(a)	Estimated % Above High Water Mark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Blackstone Fund has positive investment performance. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark, thereby resulting in an increase in Estimated % Above High Water Mark.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $25.8 billion at March 31, 2011, an increase of $501.7 million, or 2%, compared to $25.3 billion at December 31, 2010. The increase was primarily due to market appreciation in our long only and hedge fund businesses compared to the prior year period. Fee-Earning Assets Under Management were $25.8 billion at March 31, 2011, an increase of $5.7 billion, or 28%, from March 31, 2010. This increase was primarily from the April 1, 2010 acquisition of $3.5 billion in collateralized loan obligation vehicles, the launching of two closed-end mutual funds and the closing of a new CLO.

Fee-Earning Assets Under Management were $20.2 billion at March 31, 2010, a decrease of $242.9 million, or 1%, compared to $20.4 billion at December 31, 2009.

Assets Under Management

Assets Under Management were $31.5 billion at March 31, 2011, an increase of $423.0 million, or 1%, compared to $31.1 billion at December 31, 2010. The increase was primarily due to net market appreciation across our funds. Assets Under Management were $31.5 billion at March 31, 2011, an increase of $7.2 billion, or 30%, from March 31, 2010. This increase was primarily from the April 1, 2010 acquisition of $3.5 billion in collateralized loan obligation vehicles, the launching of two closed-end mutual funds and the closing of a new CLO.

Assets Under Management were $24.3 billion at March 31, 2010, an increase of $56.9 million compared to $24.2 billion at December 31, 2009.

Limited Partner Capital Invested

For the three months ended March 31, 2011, Limited Partner Capital Invested was $154.3 million, a slight decrease of $2.8 million from $157.1 million for the three months ended March 31, 2010.

Fund Returns

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

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2011
	2011		2010		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	8%	6%	6%	4%	24%	18%	12%	8%	12%	8%	12%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit Businesses drawdown funds:

	Three Months Ended March 31,
	2011		2010		Inception to Date
Fund (a)	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	9%	7%	6%	4%	22%	16%
Rescue Lending Funds (c)	9%	6%	34%	18%	58%	33%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

The following table presents the investment record of the significant Credit Businesses drawdown funds from inception through March 31, 2011 for funds with open investment periods:

		Total Investments					Realized /Partially Realized Investments (a)
		Total					Total
Fund (Investment Period)	Available Capital (b)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)	Invested Capital (c)	Carrying Value (d) (g)	MOIC (f)
	(Dollars in Millions)						(Dollars in Millions)
Mezzanine Funds (Jul 2007 / Jul 2012)	$898	$2,024	$2,673	22%	16%	1.3	$971	$1,416	1.5
Rescue Lending Funds (May 2009 / May 2013)	2,289	1,137	1,482	58%	33%	1.3	301	350	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(g)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $553.4 million.

As of March 31, 2011, the significant Credit Businesses drawdown funds that are in their investment period were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$70,252	$76,568	$(6,316)	-8%
Transaction and Other Fees, Net	6	1	5	N/M

Total Advisory and Transaction Fees	70,258	76,569	(6,311)	-8%

Investment Income
Realized	97	187	(90)	-48%
Unrealized	393	230	163	71%

Total Investment Income	490	417	73	18%
Interest and Dividend Revenue	1,686	1,396	290	21%
Other	386	(932)	1,318	N/M

Total Revenues	72,820	77,450	(4,630)	-6%

Expenses
Compensation and Benefits — Compensation	56,161	54,492	1,669	3%
Other Operating Expenses	17,531	14,727	2,804	19%

Total Expenses	73,692	69,219	4,473	6%

Economic Net Income	$(872)	$8,231	$(9,103)	N/M

Revenues

Revenues were $72.8 million for the three months ended March 31, 2011, a decrease of $4.6 million, or 6%, compared to $77.5 million for the three months ended March 31, 2010. The decrease in revenues was driven primarily by decreases in Blackstone’s Advisory Partners’ business and Blackstone’s restructuring and reorganization business. The decrease in Blackstone Advisory Partners’ business was principally due to several transactions that closed in late 2010 instead of 2011. The decrease in Blackstone’s restructuring and reorganization business was largely due to a decrease in the number of transactions completed during the current year period, driven in part by the timing of completion for specific transactions and in part by the improving economy as well as the overall continued strength of the credit markets. These decreases were partially offset by an increase in fees earned by Blackstone’s fund placement business, as conditions negatively impacting the fund-raising of capital from institutional investors for alternative investment products improved compared to the prior year period.

Expenses

Expenses were $73.7 million for the three months ended March 31, 2011, an increase of $4.5 million, or 6%, compared to $69.2 million for the three months ended March 31, 2010. Compensation and Benefits increased $1.7 million over the three months ended March 31, 2010, principally due to an increase in such costs in our fund placement business, partially offset by a decrease in compensation expense in Blackstone Advisory Partners’ business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $2.8 million over the three months ended March 31, 2010, principally due to increases in occupancy, interest, professional fees, business development and technology expenses.

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

Total assets were $19.2 billion as of March 31, 2011, an increase of $404.2 million from December 31, 2010. The increase in total assets was primarily attributable to a $702.0 million increase in Investments. Total liabilities were $10.8 billion as of March 31, 2011, an increase of $226.7 million from December 31, 2010. The increase in total liabilities was primarily due to an increase in Loans Payable of $126.2 million and in increase in Due to Affiliates of $176.8 million.

For the three months ended March 31, 2011, we had Total Fee Related Revenues of $438.7 million and related expenses of $345.5 million, generating Net Fee Related Earnings from Operations of $93.2 million and Distributable Earnings of $196.5 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of March 31, 2011, Blackstone had $455.8 million in cash, $976.1 million invested in Blackstone’s Treasury cash management strategies, $254.0 million invested in liquid Blackstone Funds and $1.7 billion invested in illiquid Blackstone Funds, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. Distributable Earnings is reconciled to Blackstone’s Consolidated Statement of Operations.

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$425,666	$362,621
Interest and Dividend Revenue (a)	9,448	8,690
Other (a)	2,259	(3,250)
Investment Income — Blackstone’s Treasury Cash Management Strategies (b)	1,302	3,665

Total Revenues	438,675	371,726

Expenses
Compensation and Benefits — Compensation (a)	229,898	190,637
Other Operating Expenses (a)	102,975	73,023
Cash Taxes (c)	12,622	9,321

Total Expenses	345,495	272,981

Net Fee Related Earnings from Operations	93,180	98,745

Performance Fees, Net of Related Compensation
Performance Fees — Realized (a)	95,600	53,881
Compensation and Benefits — Performance Fee Compensation — Realized (a)	(14,543)	(7,741)

Total Performance Fees, Net of Compensation	81,057	46,140

Investment Income and Other
Investment Income (Loss) — Realized (a)	23,499	5,307
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (d)	(1,010)	(1,264)
Other Payables Including Payable Under Tax Receivable Agreement	(177)	(232)

Total Investment Income and Other	22,312	3,811

Distributable Earnings	$196,549	$148,696

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

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

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$117,214	$(227,671)
IPO and Acquisition-Related Charges (a)	421,861	726,722
Amortization of Intangibles (b)	44,174	39,512
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	71,056	(153,461)

Total Segments, Economic Net Income	654,305	385,102
Performance Fees Adjustment (d)	(600,797)	(186,214)
Investment Income (Loss) Adjustment (e)	(126,076)	(156,828)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (f)	1,302	3,665
Performance Fee Compensation and Benefits Adjustment (g)	177,068	62,341
Taxes Payable (h)	(12,622)	(9,321)

Net Fee Related Earnings from Operations	93,180	98,745
Realized Performance Fees (i)	81,057	46,140
Realized Investment Income (Loss) (j)	23,499	5,307
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(1,010)	(1,264)
Other Payables Including Payable Under Tax Receivable Agreement	(177)	(232)

Distributable Earnings	$196,549	$148,696

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (l)	$126,666	$120,805

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Vehicles.
(d)	This adjustment removes from ENI the total segment amount of Performance Fees.
(e)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(f)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(g)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(h)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.

(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (i), and segment interest and segment depreciation and amortization. The cash taxes payable component of (i) was $12.6 million and $9.3 million for the three months ended March 31, 2011 and 2010, respectively. Interest was $12.7 million and $6.3 million for the three months ended March 31, 2011 and 2010, respectively. Depreciation and amortization was $8.2 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2011 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$678,239	$678,239
BCP V	629,356	109,034
BCP IV	150,000	9,586
BCOM	50,000	5,074
BCTP	4,575	3,103
RMB	6,761	6,761
Woori Blackstone Korea I	5,448	4,458
Real Estate Funds
BREP VI	750,000	213,572
BREP V	52,545	4,590
BREP International II	28,222	2,365
BREP IV	50,000	—
BREP International	20,000	—
BREP Europe III	100,000	91,895
BSSF II	43,008	4,581
BSSF I	6,992	—
CMBS Fund	4,010	—
BSSF G	2,500	646
BCRED	10,000	7,627
Hedge Fund Solutions
Strategic Alliance II	50,000	45,185
Strategic Alliance	50,000	2,291
Credit Businesses
BMezz II	17,692	3,165
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	7,428
Blackstone / GSO Capital Solutions	50,000	35,394
Other (a)	16,270	1,329

Total	$2,848,862	$1,238,913

(a)	Represents capital commitments to a number of other Credit Businesses funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI and BREP Europe III, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million and $35 million, respectively, of the aggregate applicable general partner commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

On March 23, 2010, indirect subsidiaries of Blackstone entered into an unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. On November 23, 2010, the Credit Facility was amended to set the facility aggregate borrowing limit at $1.02 billion. On April 8, 2011, the Credit Facility was further amended to extend the maturity date from March 23, 2013 to April 8, 2016. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.

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

Blackstone’s general partner maintains the right to determine the amount to be distributed from The Blackstone Group L.P.’s net after-tax share of its annual Distributable Earnings. Distributable Earnings will only be a starting point for the determination of the amount to be distributed to unitholders because in determining the amount to be distributed Blackstone will subtract from Distributable Earnings any amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter. The aggregate amounts of Blackstone’s distributions to unitholders will typically be less than its Distributable Earnings for that year.

Although for calendar 2010 Blackstone distributed substantially all of its net after-tax annual Distributable Earnings. Blackstone’s current intention is now to distribute to its common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of annual Distributable Earnings less the amount of its realized investment gains. This determination was made based on the continued pace of organic and inorganic growth and the potential for further strategic initiatives and the retained amount will be used for those purposes. The retained cash will be deducted from the fourth quarter distribution which is made in the first quarter of the ensuing calendar year. Distributions for the first three quarters will remain unchanged at $0.10 per unit. All distributions are subject to Blackstone’s discretion to retain additional amounts from the amount of annual Distributable Earnings to be distributed as described above.

Because Blackstone will not know what its Distributable Earnings will be for any fiscal year until the end of such year, Blackstone expects that its first three quarterly distributions in respect of any given year will be based on its anticipated annualized Net Fee Related Earnings. As such, the distributions for the first three quarters are expected to be smaller than the final quarterly distribution in respect of such year. For the fourth quarter of 2011 Blackstone expects to pay the remaining amount of the year’s Distributable Earnings less realized investment gains.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time.

Because the wholly-owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Blackstone’s 2010 Annual Report on Form 10-K, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders in respect of fiscal 2011 and subsequent years are expected to be different, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2011, we repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.1 million. As of March 31, 2011, the amount remaining available for repurchases was $335.8 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of March 31, 2011, we had total partners’ capital of $7.8 billion, including $455.8 million in cash, $976.1 million invested in Blackstone’s Treasury cash management strategies, $254.0 million invested in liquid Blackstone Funds and $1.7 billion invested in illiquid Blackstone Funds, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

Certain of our Hedge Fund Solutions and Credit Businesses funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where the variable interest entities have qualified for the deferral of the consolidation guidance, the analysis is based on previous consolidation guidance. Variable interest entities qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

(a)	The entity has all of the attributes of an investment company as defined under AICPA Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”), or does not have all the attributes of an investment company but it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the Investment Company Guide,

(b)	The reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and

(c)	The entity is not a securitization or asset-backed financing entity or an entity that was formerly considered a qualifying special purpose entity.

This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other.

Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our 2010 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

On private equity, real estate, and certain credit-oriented funds:

•	1.00% to 1.50% of committed capital during the commitment period,

•	0.75% to 1.50% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2.00% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.50% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.75% to 1.10% of fund assets.

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

Performance Fees — Performance Fees earned on the performance of Blackstone’s hedge fund structures are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid performance fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Performance fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid performance fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

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

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation and Benefits consists of Carried Interest and performance fee allocations to employees, including senior managing directors, participating in certain profit sharing initiatives. Employees participating in such initiatives are allocated a certain portion of Carried Interest and performance fees allocated to the general partner under performance fee allocations (see “— Revenue Recognition”). Such compensation expense is recognized in the same manner as Carried Interest and performance fee allocations and is subject to both positive and negative adjustments as a result of changes in underlying fund performance.

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

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the Investment Company Guide, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of revised variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010 and July 20, 2010, as a result of the acquisitions of CLO management contracts. The transition adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented within the Condensed Consolidated Statement of Financial Condition as Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition, and Liabilities of the consolidated CLOs are presented within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption are presented within Net Gains from Fund Investment Activities and are attributable to The Blackstone Group L.P., Non-Controlling Interests in Blackstone Holdings and Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

The carrying value of goodwill was $1.7 billion as of March 31, 2011 and December 31, 2010. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of March 31, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In determining fair value for each of our segments, we utilize a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believe this method provides the best approximation of fair value. In calculating the discounted cash flows, we begin with the adjusted cash flows from operations of each segment. We then determine the most likely growth rate by operating segment for each of the next nine years and assume a terminal value by segment. We do not apply a control premium. The discounted cash flow analysis includes the Blackstone issued notes and borrowings under the revolving credit facility, if any, and includes an allocation of interest expense to each segment for the unused commitment fee on Blackstone’s revolving credit facility. We use a discount rate that reflects the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 16. “Commitments and Contingencies — Commitments — Investment Commitments” and “— Contingencies — Guarantees”.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2011 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	April 1, 2011 to December 31, 2011	2012–2013	2014–2015	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$45,106	$109,790	$92,514	$251,626	$499,036
Purchase Obligations	12,688	5,593	1,520	—	19,801
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	47,438	126,500	126,500	266,490	566,928
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	891	10,163	5,040	—	16,094
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	170	171	11	—	352
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	3,380	86,703	140,518	7,042,585	7,273,186
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	77,517	205,931	195,378	453,805	932,631
Blackstone Funds Capital Commitments to Investee Funds (h)	28,607	—	—	—	28,607
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	44,974	87,529	1,137,372	1,269,875
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,238,913	—	—	—	1,238,913

Consolidated Contractual Obligations	1,454,710	589,825	649,010	10,151,878	12,845,423
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(3,380)	(86,703)	(140,518)	(7,042,585)	(7,273,186)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(77,517)	(205,931)	(195,378)	(453,805)	(932,631)
Blackstone Funds Capital Commitments to Investee Funds (h)	(28,607)	—	—	—	(28,607)

Blackstone Operating Entities Contractual Obligations	$1,345,206	$297,191	$313,114	$2,655,488	$4,610,999

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of March 31, 2011, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.

(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2011, at spreads to market rates pursuant to the financing agreements, and range from 1.05% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2011, at spreads to market rates pursuant to the financing agreements, and range from 0.52% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $5.1 million as of March 31, 2011.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2011.

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

•

In our capacity as advisor to certain of our hedge fund solutions and credit businesses funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2011 and March 31, 2010, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, here as follows:

	As of March 31,
	2011	2010
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	32%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2011 and March 31, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects:

	March 31,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$44,362	$503,568	$214,424	$38,457	$184,333	$160,306

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$25,060,566	79%
Real Estate	24,847,227	92%
Hedge Fund Solutions	37,314,012	83%
Credit Businesses	11,294,864	55%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these estimated fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

Investors in all of our carry funds (and certain of our credit-oriented funds and funds of hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay all their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund. But if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2011 and March 31, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	March 31,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$9,190	$94,647	$30,093	$8,804	$29,454	$27,274

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2011 and March 31, 2010, and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2011	2010
	Interest Expense Relating to Variable Rates	Interest Expense Relating to Variable Rates
	(Dollars in Thousands)
Increase Due to Interest Rates Increase by One Percentage Point	$4,780	$4,932

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements. We estimate that our investment income would decrease by $11.3 million, or 0.8% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $3.2 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $9.2 million, or 0.6% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements.

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

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint filed in United States District Court for the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose that (a) one private equity investment would be adversely affected by trends in mortgage default rates, particularly for sub-prime mortgage loans, (b) another private equity investment was adversely affected by the loss of an exclusive manufacturing agreement, and (c) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1).

In September 2009 the District Court judge dismissed the complaint with prejudice, ruling that even if the allegations in the complaint were assumed to be true, the alleged omissions were immaterial. Analyzing both quantitative and qualitative factors, the District Court reasoned that the alleged omissions were immaterial as a matter of law given the size of the investments at issue relative to Blackstone as a whole, and taking into account Blackstone’s structure as an asset manager and financial advisory firm.

In February 2011, a three-judge panel of the Second Circuit reversed the District Court’s decision, ruling that the District Court incorrectly found that plaintiffs’ allegations were, if true, immaterial as a matter of law. The Second Circuit disagreed with the District Court, concluding that the complaint “plausibly” alleged that the initial public offering documents omitted material information concerning two of Blackstone funds’ individual investments and inadequately disclosed information relating to market risks to their real estate investments. Because this was a motion to dismiss, in reaching this decision the Second Circuit accepted all of the complaint’s factual allegations as true and drew every reasonable inference in plaintiffs’ favor. The Second Circuit did not consider facts other than those in the plaintiffs’ complaint.

Blackstone believes that the foregoing suits are totally without merit and intends to defend them vigorously.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flows and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended March 31, 2011. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto.

10.2	First Amendment, dated as of April 8, 2011, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank, N.A., as Administrative Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 12, 2011.

10.3*	The Blackstone Group L.P. Second Amended and Restated Bonus Deferral Plan Effective as of December 14, 2010.

10.4*	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC.

10.5*	Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates II LLC, dated as of March 31, 2011, by and among GSO Holdings I L.L.C. and certain members of GSO Capital Opportunities Associates II LLC.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/S/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)