Form 10-Q
period 2011-06-30
Blackstone Group L.P.
filed 2011-08-05
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 29, 2011 was 367,444,752. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 29, 2011 was 109,083,468.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2011	December 31, 2010
Assets
Cash and Cash Equivalents	$434,803	$588,621
Cash Held by Blackstone Funds and Other	996,666	790,399
Investments (including assets pledged of $76,997 and $62,670 at June 30, 2011 and December 31, 2010, respectively)	15,319,002	11,974,472
Accounts Receivable	528,960	495,893
Reverse Repurchase Agreements	93,975	181,425
Due from Affiliates	756,056	795,395
Intangible Assets, Net	720,134	779,311
Goodwill	1,703,602	1,703,602
Other Assets	339,986	293,194
Deferred Tax Assets	1,437,947	1,242,293

Total Assets	$22,331,131	$18,844,605

Liabilities and Partners’ Capital
Loans Payable	$9,300,142	$7,198,898
Due to Affiliates	1,881,290	1,762,287
Accrued Compensation and Benefits	980,558	821,568
Securities Sold, Not Yet Purchased	74,897	116,688
Repurchase Agreements	77,198	62,672
Accounts Payable, Accrued Expenses and Other Liabilities	735,814	629,135

Total Liabilities	13,049,899	10,591,248

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities	775,185	600,836

Partners’ Capital
Partners’ Capital (common units: 478,349,193 issued and outstanding as of June 30, 2011; 416,092,022 issued and outstanding as of December 31, 2010)	4,391,399	3,888,211
Appropriated Partners’ Capital	211,758	470,583
Accumulated Other Comprehensive Income	2,630	4,302
Non-Controlling Interests in Consolidated Entities	1,175,984	870,908
Non-Controlling Interests in Blackstone Holdings	2,724,276	2,418,517

Total Partners’ Capital	8,506,047	7,652,521

Total Liabilities and Partners’ Capital	$22,331,131	$18,844,605

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

	June 30, 2011	December 31, 2010
Assets
Cash Held by Blackstone Funds and Other	$879,166	$707,622
Investments	9,181,088	7,424,329
Accounts Receivable	40,965	22,380
Due from Affiliates	31,175	30,182
Other Assets	115,771	19,823

Total Assets	$10,248,165	$8,204,336

Liabilities
Loans Payable	$8,267,661	$6,154,179
Due to Affiliates	327,878	304,969
Accounts Payable, Accrued Expenses and Other	388,909	330,675

Total Liabilities	$8,984,448	$6,789,823

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Management and Advisory Fees	$498,040	$406,062	$910,778	$760,882

Performance Fees
Realized	61,763	51,750	157,966	105,799
Unrealized	610,488	(19,299)	1,122,889	112,480

Total Performance Fees	672,251	32,451	1,280,855	218,279

Investment Income (Loss)
Realized	19,303	10,225	32,086	15,951
Unrealized	108,711	95,043	216,106	244,263

Total Investment Income (Loss)	128,014	105,268	248,192	260,214

Interest and Dividend Revenue	8,848	6,952	18,338	15,847
Other	1,128	(645)	3,387	(3,895)

Total Revenues	1,308,281	550,088	2,461,550	1,251,327

Expenses
Compensation and Benefits
Compensation	699,432	967,711	1,358,915	1,892,661
Performance Fee Compensation
Realized	27,712	22,879	42,255	30,620
Unrealized	118,098	(892)	280,623	53,708

Total Compensation and Benefits	845,242	989,698	1,681,793	1,976,989
General, Administrative and Other	126,118	121,183	255,504	227,562
Interest Expense	14,185	7,682	27,988	14,867
Fund Expenses	(714)	9,203	10,410	9,062

Total Expenses	984,831	1,127,766	1,975,695	2,228,480

Other Income
Net Gains (Losses) from Fund Investment Activities	(74,654)	(59,250)	(119,845)	112,554

Income (Loss) Before Provision (Benefit) for Taxes	248,796	(636,928)	366,010	(864,599)
Provision for Taxes	64,199	19,392	103,049	29,027

Net Income (Loss)	184,597	(656,320)	262,961	(893,626)
Net Income (Loss) Attributable to Redeemable Non- Controlling Interests in Consolidated Entities	(140)	(421)	21,885	23,548
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(92,408)	(57,873)	(185,489)	78,093
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	190,908	(404,706)	297,624	(680,570)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$86,237	$(193,320)	$128,941	$(314,697)

Net Income (Loss) Per Common Unit — Basic and Diluted	$0.18	$(0.55)	$0.28	$(0.91)

Weighted-Average Common Units Outstanding — Basic and Diluted		354,399,780		344,084,390

Weighted-Average Common Units Outstanding — Basic	476,289,647		462,094,878

Weighted-Average Common Units Outstanding — Diluted	483,643,646		468,618,734

Revenues Earned from Affiliates
Management and Advisory Fees	$118,916	$37,347	$188,954	$76,114

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net Income (Loss)	$262,961	$(893,626)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	7,598	(125,290)
Net Realized Gains on Investments	(296,433)	(99,565)
Changes in Unrealized Gains on Investments Allocable to Blackstone Group	(206,735)	(234,015)
Unrealized Appreciation on Hedge Activities	(7,278)	(2,172)
Non-Cash Performance Fees	(857,921)	(92,215)
Non-Cash Performance Fee Compensation	322,878	84,328
Equity-Based Compensation Expense	834,923	1,466,979
Amortization of Intangibles	82,425	80,334
Other Non-Cash Amounts Included in Net Income	39,807	12,678
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	166,464	(61,739)
Cash Relinquished with Continuing Liquidation of Partnership	966	2,465
Accounts Receivable	3,059	(25,845)
Reverse Repurchase Agreements	87,450	(20,038)
Due from Affiliates	60,662	(129,431)
Other Assets	68,269	(69,114)
Accrued Compensation and Benefits	(132,816)	2,167
Securities Sold, Not Yet Purchased	(43,302)	1,270
Accounts Payable, Accrued Expenses and Other Liabilities	(235,626)	175,815
Repurchase Agreements	14,527	45,169
Due to Affiliates	(111,175)	(17,285)
Short Term Investments Purchased	(1,755,013)	(722,882)
Proceeds from Sale of Investments	1,733,108	448,340
Blackstone Funds Related:
Investments Purchased	(4,378,272)	(1,559,246)
Proceeds from Sale of Investments	4,712,168	1,759,758

Net Cash Provided by Operating Activities	372,694	26,840

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(17,170)	(18,807)
Net Cash Paid for Acquisition of Management Contracts	(23,247)	(21,492)
Changes in Restricted Cash	332	26

Net Cash Used in Investing Activities	(40,085)	(40,273)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—(Continued)

(Dollars in Thousands)

	Six Months Ended June 30,
	2011	2010
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(214,952)	(71,320)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	488,094	89,938
Purchase of Interests from Certain Non-Controlling Interest Holders	$(2,239)	$(140)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(31,390)	(21,243)
Proceeds from Loans Payable	3,111	3,312
Repayment of Loans Payable	(22,445)	(29,373)
Distributions to Unitholders	(482,241)	(379,294)
Blackstone Funds Related:
Proceeds from Loans Payable	404	—
Repayment of Loans Payable	(224,777)	(23,804)

Net Cash Used in Financing Activities	(486,435)	(431,924)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	—

Net Decrease in Cash and Cash Equivalents	(153,818)	(445,357)
Cash and Cash Equivalents, Beginning of Period	588,621	952,096

Cash and Cash Equivalents, End of Period	$434,803	$506,739

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$1,970	$1,366

Payments for Income Taxes	$26,698	$42,813

Supplemental Disclosure of Non-Cash Operating Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$5,153	$4,794

Net Assets Related to the Consolidation of CLO Vehicles	$86,130	$400,059

Reclassification of Capital Due to Non-Controlling Interest Holders	$—	$(60,197)

In-kind Redemption of Capital	$—	$(14,862)

In-kind Contribution of Capital	$—	$41,053

Transfer of Interests to Non-Controlling Interest Holders	$1,600	$(16,675)

Change in The Blackstone Group L.P.’s Ownership Interest	$(6,045)	$(5,393)

Net Settlement of Vested Common Units	$102,894	$116,610

Conversion of Blackstone Holdings Units to Common Units	$208,257	$82,887

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(271,000)	$(145,080)

Due to Affiliates	$221,445	$119,869

Partners’ Capital	$49,555	$25,211

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. The Hedge Fund Solutions segment is comprised primarily of Blackstone Alternative Asset Management, an institutional solutions provider utilizing hedge funds across a variety of strategies, and the Indian-focused and Asian-focused closed-end mutual funds. The Credit Businesses segment, which is comprised principally of GSO Capital Partners (“GSO”), manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies. This change in Blackstone’s segment reporting aligns it to its management reporting and organization structure and is consistent with the manner in which resource deployment and compensation decisions are made. Blackstone’s segment results have been retrospectively presented for all periods reported.

•

As of March 31, 2011, Blackstone elected to aggregate changes in assets and liabilities relating to hedging activities within Unrealized Depreciation on Hedge Activities in the Condensed Consolidated Statements of Cash Flows. Previously, amounts relating to changes in hedging instruments had been presented in Cash Flows Due to Changes in Operating Assets and Liabilities — Other Assets. The reclassification of amounts in 2010 had no impact on Net Cash Provided by Operating Activities.

•

As of June 30, 2011, Blackstone elected to separately present Repurchase Agreements in the Condensed Consolidated Statements of Financial Condition. Previously, these amounts were included in Accounts Payable, Accrued Expenses and Other Liabilities. The reclassification had no impact on Total Liabilities.

•

As of June 30, 2011, Blackstone elected to separately present changes in operating assets and liabilities relating to repurchase agreements in the Condensed Consolidated Statements of Cash Flows. Previously, amounts relating to changes in repurchase agreements had been presented in Cash Flows Due to Changes in Operating Assets and Liabilities — Accounts Payable, Accrued Expenses and Other Liabilities. The reclassification had no impact on Net Cash Provided by Operating Activities.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Variable interest entities qualify for the deferral of this consolidation guidance if all of the following conditions have been met:

(a)	The entity has all of the attributes of an investment company as defined under American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”), or does not have all the attributes of an investment company but it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the Investment Company Guide,

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010, July 20, 2010 and May 16, 2011, as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

Equity Method Investments

Investments where the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments in Blackstone Funds are reported at fair value, the carrying value of the Partnership’s equity method investments represents fair value. Other equity method investments are reviewed for impairment.

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

In May 2011, the FASB issued amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amended guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (for example, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

The amended guidance is effective for interim and annual periods beginning after December 15, 2011. As the impact of the guidance is primarily limited to enhanced disclosures, adoption is not expected to have a material impact on the Partnership’s financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. As the amendments are limited to presentation only, adoption is not expected to have a material impact on the Partnership’s financial statements.

3.	ACQUISITION, GOODWILL AND INTANGIBLE ASSETS

Acquisition

On May 16, 2011, the Partnership, through GSO, completed the acquisition of management agreements relating to four collateralized loan obligation vehicles previously managed by Allied Irish Bank for net consideration of $22.9 million. The assets acquired are finite-lived contractual rights.

Goodwill and Intangible Assets

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

The carrying value of goodwill was $1.7 billion as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	June 30, 2011	December 31, 2010
Finite-Lived Intangible Assets / Contractual Rights	$1,393,502	$1,370,255
Accumulated Amortization	(673,368)	(590,944)

Intangible Assets, Net	$720,134	$779,311

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization expense associated with Blackstone’s intangible assets was $41.6 million and $82.4 million for the three and six month periods ended June 30, 2011, respectively, and $40.8 million and $80.3 million for the three and six month periods ended June 30, 2010, respectively. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations.

Amortization of Intangible Assets held at June 30, 2011 is expected to be $167.1 million, $114.5 million, $62.9 million, $58.0 million, and $52.0 million for each of the years ending December 31, 2011, 2012, 2013, 2014, and 2015, respectively.

4.	INVESTMENTS

Investments

Investments consists of the following:

	June 30, 2011	December 31, 2010
Investments of Consolidated Blackstone Funds	$10,292,007	$8,192,327
Equity Method Investments	2,109,231	1,921,665
Blackstone’s Treasury Cash Management Strategies	930,077	896,367
Performance Fees	1,956,044	937,227
Other Investments	31,643	26,886

	$15,319,002	$11,974,472

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $542.8 million and $500.2 million at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At June 30, 2011 and December 31, 2010, no investments exceeded the 5% threshold.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized Gains (Losses)	$36,654	$3,087	$106,755	$(20,437)
Net Change in Unrealized Gains (Losses)	(142,941)	(93,162)	(277,831)	91,522

	$(106,287)	$(90,075)	$(171,076)	$71,085

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(106,287)	$(90,075)	$(171,076)	$71,085
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	—	17,453	—	—
Interest, Dividend and Other Revenue Attributable to Consolidated Blackstone Funds	31,633	27,793	51,231	41,469
Investment Income Attributable to Non-Controlling Interest Holders	—	(14,421)	—	—

Other Income — Net Gains (Losses) from Fund Investment Activities	$(74,654)	$(59,250)	$(119,845)	$112,554

Equity Method Investments

The Partnership recognized net gains related to its equity method investments of $183.6 million and $227.4 million for the six months ended June 30, 2011 and 2010, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury cash management strategies included in Investments represents the Partnership’s liquid investments in government and other investment and non-investment grade securities. These strategies are managed by third-party institutions. The Partnership has managed its credit risk through diversification of its investments among major financial institutions, all of which have investment grade ratings. The following table presents the realized and net change in unrealized gains on investments held by Blackstone’s Treasury cash management strategies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized Gains	$1,321	$284	$1,020	$1,727
Net Change in Unrealized Gains	1,592	3,848	2,221	6,605

	$2,913	$4,132	$3,241	$8,332

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Performance Fees, December 31, 2010	$573,042	$65,477	$9,534	$289,174	$937,227
Change in Fair Value of Funds	292,455	778,020	8,171	121,836	1,200,482
Foreign Exchange Gains	—	862	—	—	862
Fund Cash Distributions	(85,353)	(21,228)	(5,911)	(70,035)	(182,527)

Performance Fees, June 30, 2011	$780,144	$823,131	$11,794	$340,975	$1,956,044

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Realized Gains (Losses)	$399	$(237)	$399	$942
Net Change in Unrealized Gains	343	457	1,292	927

	$742	$220	$1,691	$1,869

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone Funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of June 30, 2011 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$219,852	$3,447	(a	)	(a	)
Credit Driven	208,540	3,871	(b	)	(b	)
Event Driven	107,140	—	(c	)	(c	)
Equity	282,343	—	(d	)	(d	)
Commodities	52,240	—	(e	)	(e	)

	$870,115	$7,318

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Diversified Instruments includes investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 18% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 60% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 22% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. Investments representing 3% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 15% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 80% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 20% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments:

	June 30, 2011				December 31, 2010
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$32,269	$—	$—	$450,000	$26,192	$—	$—

Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	276,250	2,006	409,565	1,115	57,200	56	366,857	922
Foreign Exchange Contracts	24,224	425	14,685	327	10,088	283	13,221	74
Investments of Consolidated Blackstone Funds
Foreign Currency Swaps	428,413	48,980	—	—	—	—	—	—
Interest Rate Swaps	—	—	162,500	14,100	—	—	—	—
Other	—	—	313	53	409	2	212	2

Freestanding Derivatives	728,887	51,411	587,063	15,595	67,697	341	380,290	998

Total	$1,178,887	$83,680	$587,063	$15,595	$517,697	$26,533	$380,290	$998

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$1,164	$3,713	$597	$4,639
Excluded from Assessment of Effectiveness	7,049	4,915	(374)	(2,104)

Freestanding Derivatives
Realized Gains (Losses)	(2,073)	(158)	(1,849)	(457)
Net Change in Unrealized Gain (Loss)	7,602	(1,609)	6,154	(1,730)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of June 30, 2011 and December 31, 2010, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2011	December 31, 2010
Assets
Loans and Receivables	$127,108	$131,290
Assets of Consolidated CLO Vehicles
Corporate Loans	7,980,891	6,351,966
Corporate Bonds	142,389	157,997
Other	37,383	12,076

	$8,287,771	$6,653,329

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$7,859,527	$5,877,957
Subordinated Notes	706,649	555,632

	$8,566,176	$6,433,589

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Six Months Ended June 30,
	2011		2010
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(287)	$385	$1,767
Debt Securities	—	—	(16)	—
Equity Securities	—	—	—	501
Assets of Consolidated CLO Vehicles
Corporate Loans	65,112	(33,721)	(6,802)	61,286
Corporate Bonds	2,149	(1,322)	—	(6,441)
Other	480	4,128	702	(298)

	$67,741	$(31,202)	$(5,731)	$56,815

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(7,714)	$(332,477)	$(1,374)	$(1,514)
Subordinated Notes	—	(67,704)	—	(87,156)

	$(7,714)	$(400,181)	$(1,374)	$(88,670)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents for those financial instruments on which the fair value option was elected, the uncollected principal balance on the financial instruments that exceeded the fair value and the fair value and principal balance on the financial instruments that were past due:

	As of June 30, 2011			As of December 31, 2010
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$929	$—	$—	$1,391	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(356,771)	15,818	(21,445)	(244,233)	5,393	(2,164)
Corporate Bonds	(1,500)	13,965	(3,917)	(1,545)	5,630	(2,082)

	$(357,342)	$29,783	$(25,362)	$(244,387)	$11,023	$(4,246)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of June 30, 2011 and December 31, 2010, no Loans and Receivables on which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$1,450	$868,665	$870,115
Equity Securities	177,194	24,231	107,905	309,330
Partnership and LLC Interests	49,731	—	573,907	623,638
Debt Instruments	119	268,695	10,467	279,281
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,714,026	271,932	7,985,958
Corporate Bonds	—	142,389	—	142,389
Freestanding Derivatives — Foreign Currency Swaps	—	48,980	—	48,980
Other	—	27,339	4,977	32,316

Total Investments of Blackstone Consolidated Funds	227,044	8,227,110	1,837,853	10,292,007
Blackstone’s Treasury Cash Management Strategies	301,787	510,862	117,428	930,077
Money Market Funds	73,521	—	—	73,521
Freestanding Derivatives
Interest Rate Contracts	89	1,917	—	2,006
Foreign Exchange Contracts	—	425	—	425
Derivative Instruments Used as Fair Value Hedges	—	32,269	—	32,269
Loans and Receivables	—	—	127,108	127,108
Other Investments	9,716	642	21,285	31,643

	$612,157	$8,773,225	$2,103,674	$11,489,056

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$7,859,527	$7,859,527
Subordinated Notes	—	—	706,649	706,649
Freestanding Derivatives — Interest Rate Swaps	—	14,100	—	14,100
Freestanding Derivatives
Interest Rate Contracts	693	422	—	1,115
Foreign Exchange Contracts	—	327	—	327
Securities Sold, Not Yet Purchased	1,090	73,807	—	74,897

	$1,783	$88,656	$8,566,176	$8,656,615

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$2,333	$723,583	$725,916
Equity Securities	133,483	24,007	136,614	294,104
Partnership and LLC Interests	—	—	500,162	500,162
Debt Instruments	107	138,518	11,481	150,106
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,131,106	220,860	6,351,966
Corporate Bonds	—	157,997	—	157,997
Other	—	2,405	9,671	12,076

Total Investments of Blackstone Consolidated Funds	133,590	6,456,366	1,602,371	8,192,327
Blackstone’s Treasury Cash Management Strategies	442,700	453,667	—	896,367
Money Market Funds	165,957	—	—	165,957
Freestanding Derivatives
Interest Rate Contracts	13	43	—	56
Foreign Exchange Contracts	—	283	—	283
Derivative Instruments Used as Fair Value Hedges	—	26,192	—	26,192
Loans and Receivables	—	—	131,290	131,290
Other Investments	6,852	362	19,672	26,886

	$749,112	$6,936,913	$1,753,333	$9,439,358

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$5,877,957	$5,877,957
Subordinated Notes	—	—	555,632	555,632
Freestanding Derivatives
Interest Rate Contracts	19	903	—	922
Foreign Exchange Contracts	—	74	—	74
Securities Sold, Not Yet Purchased	531	116,157	—	116,688

	$550	$117,134	$6,433,589	$6,551,273

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including its investments in CLO vehicles and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

During the quarter ended June 30, 2011, the Partnership reclassified $27.1 million of Investments of Consolidated Blackstone Funds — Partnership and LLC Interests from Level II to Level I. This occurred when a restriction discount was no longer applied to a quoted price obtained in an active market.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of June 30, 2011:

Valuation Methodology	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total
Third-Party Fund Managers	—	—	39%	—	—	39%
Specific Valuation Metrics	17%	25%	2%	16%	1%	61%

	17%	25%	41%	16%	1%	100%

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

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2011				2010
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$1,741,692	$14,034	$20,970	$1,776,696	$1,371,701	$65,972	$18,207	$1,455,880
Transfer In Due to Consolidation and Acquisition (a)	9,570	—	—	9,570	61,107	—	—	61,107
Transfer In to Level III (b)	4,607	—	—	4,607	156	—	—	156
Transfer Out of Level III (b)	(112,780)	—	—	(112,780)	(183)	—	—	(183)
Purchases	308,430	119,861	117,200	545,491	N/A	N/A	N/A	N/A
Sales	(154,861)	(7,719)	(531)	(163,111)	N/A	N/A	N/A	N/A
Settlements	4,933	(71)	—	4,862	N/A	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	N/A	(46,342)	(42,543)	(252)	(89,137)
Realized Gains (Losses), Net	(3,764)	—	531	(3,233)	(18,360)	304	501	(17,555)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	40,026	1,003	543	41,572	46,527	3,111	419	50,057

Balance, End of Period	$1,837,853	$127,108	$138,713	$2,103,674	$1,414,606	$26,844	$18,875	$1,460,325

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Six Months Ended June 30,
	2011				2010
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$1,602,371	$131,290	$19,672	$1,753,333	$1,192,464	$68,549	$46,578	$1,307,591
Transfer In Due to Consolidation and Acquisition (a)	9,570	—	—	9,570	227,594	—	—	227,594
Transfer In to Level III (b)	11,162	—	—	11,162	180	—	—	180
Transfer Out of Level III (b)	(134,243)	—	—	(134,243)	(20,547)	—	—	(20,547)
Purchases	436,529	126,090	117,200	679,819	N/A	N/A	N/A	N/A
Sales	(217,826)	(129,900)	(531)	(348,257)	N/A	N/A	N/A	N/A
Settlements	—	(1,441)	—	(1,441)	N/A	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	N/A	(85,564)	(45,118)	(29,468)	(160,150)
Realized Gains (Losses), Net	4,087	—	531	4,618	(17,393)	385	955	(16,053)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	126,203	1,069	1,841	129,113	117,872	3,028	810	121,710

Balance, End of Period	$1,837,853	$127,108	$138,713	$2,103,674	$1,414,606	$26,844	$18,875	$1,460,325

	Level III Financial Liabilities at Fair Value
	Three Months Ended June 30,
	2011			2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,023,892	$567,436	$6,591,328	$3,254,543	$281,146	$3,535,689
Transfer In Due to Consolidation and Acquisition (a)	1,829,899	95,567	1,925,466	2,377,947	103,285	2,481,232
Issuances	204	—	204	N/A	N/A	N/A
Settlements	(73,830)	(228)	(74,058)	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	(23,210)	—	(23,210)
Realized Gains (Losses), Net	2,319	—	2,319	—	—	—
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	77,043	43,874	120,917	(125,797)	59,416	(66,381)

Balance, End of Period	$7,859,527	$706,649	$8,566,176	$5,483,483	$443,847	$5,927,330

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value
	Six Months Ended June 30,
	2011			2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$5,877,957	$555,632	$6,433,589	$—	$—	$—
Transfer In Due to Consolidation and Acquisition (a)	1,829,899	95,567	1,925,466	5,649,175	364,829	6,014,004
Issuances	404	—	404	N/A	N/A	N/A
Settlements	(235,273)	(12,481)	(247,754)	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	(23,210)	—	(23,210)
Realized Gains (Losses), Net	7,715	—	7,715	—	—	—
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	378,825	67,931	446,756	(142,482)	79,018	(63,464)

Balance, End of Period	$7,859,527	$706,649	$8,566,176	$5,483,483	$443,847	$5,927,330

N/A Not applicable.

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the application of consolidation guidance effective January 1, 2010 and as a result of the acquisition of management contracts on April 1, 2010 and May 16, 2011.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.	VARIABLE INTEREST ENTITIES

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Statements of Financial Condition were as follows:

	June 30, 2011			December 31, 2010
	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total
Assets
Cash Held by Blackstone Funds and Other	$833,762	$45,404	$879,166	$662,776	$44,846	$707,622
Investments	8,209,644	971,444	9,181,088	6,522,038	902,291	7,424,329
Accounts Receivable	38,880	2,085	40,965	21,669	711	22,380
Due from Affiliates	—	31,175	31,175	—	30,182	30,182
Other Assets	113,927	1,844	115,771	17,651	2,172	19,823

Total Assets	$9,196,213	$1,051,952	$10,248,165	$7,224,134	$980,202	$8,204,336

Liabilities
Loans Payable	$8,258,955	$8,706	$8,267,661	$6,144,490	$9,689	$6,154,179
Due to Affiliates	307,220	20,658	327,878	289,099	15,870	304,969
Accounts Payable, Accrued Expenses and Other	381,846	7,063	388,909	311,965	18,710	330,675

Total Liabilities	$8,948,021	$36,427	$8,984,448	$6,745,554	$44,269	$6,789,823

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

	June 30, 2011	December 31, 2010
Investments	$182,744	$89,743
Receivables	81,297	178,719

Total VIE Assets	264,041	268,462
VIE Liabilities	—	168
Potential Clawback Obligation	8,618	4,717

Maximum Exposure to Loss	$272,659	$273,347

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2011, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $93.3 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $73.8 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $77.0 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	BORROWINGS

On April 8, 2011, indirect subsidiaries of Blackstone entered into an amendment to the $1.02 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment extended the maturity date of the Credit Facility from March 23, 2013 to April 8, 2016. As of June 30, 2011, Blackstone had no outstanding borrowings under the Credit Facility.

The fair value of the Blackstone issued notes as of June 30, 2011 and December 31, 2010 was:

	Fair Value
	June 30, 2011	December 31, 2010
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$407,720	$398,097
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019	$643,140	$612,814

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At June 30, 2011 and December 31, 2010, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	June 30, 2011				December 31, 2010
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$8,275,354	1.56%		4.4	$6,466,794	1.33%		5.2
Subordinated Notes	1,133,529	(a	)	7.0	895,300	(a	)	7.7

	$9,408,883				$7,362,094

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes are amounts due to non-consolidated affiliates of $104.6 million and $298.3 million, respectively. The fair value of Senior Secured and Subordinated Notes as of June 30, 2011 was $7.9 billion and $715.6 million, respectively, of which $110.4 million and $196.8 million represents the amounts Due to Affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2011, the fair value of the CLO assets was $9.2 billion. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings as of June 30, 2011 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2011	$594	$—	$594
2012	7,912	8,706	16,618
2013	1,923	78,138	80,061
2014	5,040	430,866	435,906
2015	—	737,726	737,726
Thereafter	1,000,000	8,162,152	9,162,152

Total	$1,015,469	$9,417,588	$10,433,057

12.	INCOME TAXES

Blackstone’s effective tax rate was 25.80% and (3.04)% for the three months ended June 30, 2011 and 2010, respectively, and 28.16% and (3.36)% for the six months ended June 30, 2011 and 2010, respectively. Blackstone’s income tax provision was $64.2 million and $19.4 million for the three months ended June 30, 2011 and 2010, respectively, and $103.0 million and $29.0 million for the six months ended June 30, 2011 and 2010, respectively.

Blackstone’s effective tax rate for the three and six months ended June 30, 2011 and 2010 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

13.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and six months ended June 30, 2011 and June 30, 2010 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income (Loss) Attributable to The Blackstone Group L.P.	$86,237	$(193,320)	$128,941	$(314,697)

Basic Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	476,289,647	354,399,780	462,094,878	344,084,390

Basic Net Income (Loss) Per Common Unit	$0.18	$(0.55)	$0.28	$(0.91)

Diluted Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	476,289,647	354,399,780	462,094,878	344,084,390
Weighted-Average Unvested Deferred Restricted Common Units	7,353,999	—	6,523,856	—

Weighted-Average Diluted Common Units Outstanding	483,643,646	354,399,780	468,618,734	344,084,390

Diluted Net Income (Loss) Per Common Unit	$0.18	$(0.55)	$0.28	$(0.91)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-Average Unvested Deferred Restricted Common Units	(a)	27,418,933	(a)	28,019,298
Weighted-Average Blackstone Holdings Partnership Units	625,526,089	743,034,050	641,817,877	753,889,719

(a)	These units were dilutive and are included in the diluted per common unit calculation for the applicable period.

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

During the six months ended June 30, 2011, Blackstone repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.1 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $1.7 million. As of June 30, 2011, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and six months ended June 30, 2011, the Partnership recorded compensation expense of $408.6 million and $834.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $4.5 million and $8.7 million, respectively. For the three and six months ended June 30, 2010, the Partnership recorded compensation expense of $743.8 million and $1.5 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $3.0 million and $4.6 million, respectively. As of

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

June 30, 2011, there was $3.0 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.8 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,123,396,542 as of June 30, 2011. Total outstanding unvested phantom units were 223,531 as of June 30, 2011.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2011 and a summary of changes during the period January 1, 2011 through June 30, 2011 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2010	149,225,318	$30.58	19,118,949	$21.00	225,841	$13.98
Granted	3,032,015	14.45	2,650,908	14.18	532	14.84
Vested	(49,576,031)	30.70	(4,009,911)	25.66	(2,842)	13.98
Forfeited	(9,141,120)	30.55	(799,550)	22.58	—	—

Balance, June 30, 2011	93,540,182	$30.00	16,960,396	$18.75	223,531	$16.17

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2011, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	86,462,153	3.8
Deferred Restricted Blackstone Common Units and Options	13,967,994	3.0

Total Equity-Based Awards	100,430,147	3.7

Phantom Units	203,027	3.9

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of June 30, 2011 and December 31, 2010, Due from Affiliates and Due to Affiliates comprised the following:

	June 30, 2011	December 31, 2010
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$144,782	$180,672
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	166,649	169,413
Amounts Due from Portfolio Companies and Funds	192,140	175,872
Investments Redeemed in Non-Consolidated Funds of Funds	57,172	43,790
Management and Performance Fees Due from Non-Consolidated Funds of Funds	77,909	107,547
Payments Made on Behalf of Non-Consolidated Entities	110,635	81,689
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	6,769	36,412

	$756,056	$795,395

	June 30, 2011	December 31, 2010
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,287,099	$1,114,609
Accrual for Potential Repayment of Previously Received Performance Fees	228,683	273,829
Due to Note-Holders of Consolidated CLO Vehicles	307,220	274,020
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	25,196	77,362
Distributions Received on Behalf of Non-Consolidated Entities	23,535	15,970
Payments Made by Non-Consolidated Entities	9,557	6,497

	$1,881,290	$1,762,287

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of June 30, 2011 and December 31, 2010, the founder’s, other senior managing directors’ and employees’ investments aggregated $942.1 million and $832.8 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $61.1 million and $24.9 million for the three months ended June 30, 2011 and 2010, respectively, and $131.9 million and $81.7 million for the six months ended June 30, 2011 and 2010, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $118.9 million and $37.3 million for the three months ended June 30, 2011 and 2010, respectively. Management and Advisory Fees earned from affiliates totaled $189.0 million and $76.1 million for the six months ended June 30, 2011 and 2010, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.6 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2011. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1,287.0 million over the next 15 years. The after-tax net present value of these estimated payments totals $352.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.2 billion of investment commitments as of June 30, 2011 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $23.3 million as of June 30, 2011 which includes $6.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.2 million as of June 30, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Performance Fees

There were $166.3 million of segment level Performance Fees related to the hedge funds in the Hedge Fund Solutions, Credit Businesses and Real Estate segments through the period ended June 30, 2011 attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees were $164.4 million for the six months ended June 30, 2011.

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

Contingent Obligations (Clawback)

Carried Interest earned by Blackstone is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. The actual clawback liability, however, does not become realized until the end of a fund’s life except for Blackstone’s real estate funds which may have an interim clawback liability come due after a realized loss is incurred, depending on the fund. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points beginning toward the end of 2012 and extending through 2018. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	June 30, 2011			December 31, 2010
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$53,277	$117,074	$170,351	$62,534	$118,845	$181,379
Real Estate	30,624	27,708	58,332	30,623	61,827	92,450

Total	$83,901	$144,782	$228,683	$93,157	$180,672	$273,829

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2011, $492.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of general opportunistic real estate funds and internationally focused opportunistic real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

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

Blackstone uses Economic Net Income (“ENI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. ENI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$82,297	$97,467	$79,290	$57,420	$—	$316,474
Advisory Fees	—	—	—	—	102,243	102,243
Transaction and Other Fees, Net	52,353	49,288	861	849	210	103,561
Management Fee Offsets	(7,629)	(745)	(196)	(105)	—	(8,675)

Total Management and Advisory Fees	127,021	146,010	79,955	58,164	102,453	513,603

Performance Fees
Realized	1,362	20,832	667	37,354	—	60,215
Unrealized	187,190	429,458	3,441	(7,246)	—	612,843

Total Performance Fees	188,552	450,290	4,108	30,108	—	673,058

Investment Income (Loss)
Realized	3,021	11,394	12,855	3,236	226	30,732
Unrealized	76,947	37,332	(12,864)	5,437	(15)	106,837

Total Investment Income (Loss)	79,968	48,726	(9)	8,673	211	137,569
Interest and Dividend Revenue	3,197	2,989	472	902	1,723	9,283
Other	665	515	(38)	(47)	33	1,128

Total Revenues	399,403	648,530	84,488	97,800	104,420	1,334,641

Expenses
Compensation and Benefits
Compensation	66,694	71,618	32,288	34,170	73,968	278,738
Performance Fee Compensation
Realized	49	9,382	253	18,027	—	27,711
Unrealized	29,309	91,021	2,955	(5,188)	—	118,097

Total Compensation and Benefits	96,052	172,021	35,496	47,009	73,968	424,546
Other Operating Expenses	30,124	22,971	16,075	10,226	19,967	99,363

Total Expenses	126,176	194,992	51,571	57,235	93,935	523,909

Economic Net Income	$273,227	$453,538	$32,917	$40,565	$10,485	$810,732

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$66,795	$82,916	$65,533	$47,670	$—	$262,914
Advisory Fees	—	—	—	—	134,099	134,099
Transaction and Other Fees, Net	16,367	2,979	870	299	102	20,617
Management Fee Offsets	—	(110)	(72)	3	—	(179)

Total Management and Advisory Fees	83,162	85,785	66,331	47,972	134,201	417,451

Performance Fees
Realized	1,106	16,319	1,021	27,928	—	46,374
Unrealized	(24,020)	21,117	(2,596)	(15,239)	—	(20,738)

Total Performance Fees	(22,914)	37,436	(1,575)	12,689	—	25,636

Investment Income (Loss)
Realized	3,141	3,900	5,438	3,291	(49)	15,721
Unrealized	17,275	79,543	(6,749)	(3,444)	561	87,186

Total Investment Income (Loss)	20,416	83,443	(1,311)	(153)	512	102,907
Interest and Dividend Revenue	2,728	2,178	353	403	1,268	6,930
Other	460	(390)	(40)	(332)	(342)	(644)

Total Revenues	83,852	208,452	63,758	60,579	135,639	552,280

Expenses
Compensation and Benefits
Compensation	46,612	44,528	26,388	26,982	76,152	220,662
Performance Fee Compensation
Realized	128	8,895	356	13,500	—	22,879
Unrealized	(10,296)	15,999	(977)	(5,618)	—	(892)

Total Compensation and Benefits	36,444	69,422	25,767	34,864	76,152	242,649
Other Operating Expenses	28,677	17,647	12,353	12,167	17,316	88,160

Total Expenses	65,121	87,069	38,120	47,031	93,468	330,809

Economic Net Income	$18,731	$121,383	$25,638	$13,548	$42,171	$221,471

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,334,641	$(26,360	)(a)	$1,308,281	$552,280	$(2,192	)(a)	$550,088
Expenses	$523,909	$460,922	(b)	$984,831	$330,809	$796,957	(b)	$1,127,766
Other Income	$—	$(74,654	)(c)	$(74,654)	$—	$(59,250	)(c)	$(59,250)
Economic Net Income (Loss)	$810,732	$(561,936	)(d)	$248,796	$221,471	$(858,399	)(d)	$(636,928)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2011	2010
Fund Management Fees and Performance Fees Eliminated in Consolidation	$24,416	$(8,428)
Fund Expenses Added in Consolidation	403	10,072
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(92,548)	(58,294)
Transaction-Related Other Income	(6,925)	(2,600)

Total Consolidation Adjustments and Reconciling Items	$(74,654)	$(59,250)

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2011	2010
Economic Net Income	$810,732	$221,471

Adjustments
Amortization of Intangibles	(44,905)	(40,822)
IPO and Acquisition-Related Charges	(424,483)	(749,930)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(92,548)	(67,647)

Total Consolidation Adjustments and Reconciling Items	(561,936)	(858,399)

Income (Loss) Before Provision (Benefit) for Taxes	$248,796	$(636,928)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s five segments for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$162,232	$192,906	$154,902	$112,021	$—	$622,061
Advisory Fees	—	—	—	—	172,495	172,495
Transaction and Other Fees, Net	87,695	70,831	1,588	1,594	216	161,924
Management Fee Offsets	(15,518)	(1,250)	(320)	(123)	—	(17,211)

Total Management and Advisory Fees	234,409	262,487	156,170	113,492	172,711	939,269

Performance Fees
Realized	83,751	23,425	1,560	47,079	—	155,815
Unrealized	219,727	797,562	22,694	78,057	—	1,118,040

Total Performance Fees	303,478	820,987	24,254	125,136	—	1,273,855

Investment Income (Loss)
Realized	20,928	14,313	14,196	4,471	323	54,231
Unrealized	106,073	98,738	(5,744)	9,969	378	209,414

Total Investment Income (Loss)	127,001	113,051	8,452	14,440	701	263,645
Interest and Dividend Revenue	6,702	6,277	988	1,355	3,409	18,731
Other	1,476	1,375	66	51	419	3,387

Total Revenues	673,066	1,204,177	189,930	254,474	177,240	2,498,887

Expenses
Compensation and Benefits
Compensation	122,948	130,119	60,945	64,495	130,129	508,636
Performance Fee Compensation
Realized	7,767	10,612	553	23,322	—	42,254
Unrealized	34,773	197,522	8,313	40,014	—	280,622

Total Compensation and Benefits	165,488	338,253	69,811	127,831	130,129	831,512
Other Operating Expenses	58,837	51,337	29,083	25,583	37,498	202,338

Total Expenses	224,325	389,590	98,894	153,414	167,627	1,033,850

Economic Net Income	$448,741	$814,587	$91,036	$101,060	$9,613	$1,465,037

Segment Assets as of June 30, 2011	$4,374,920	$4,026,627	$802,623	$1,663,683	$662,383	$11,530,236

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$132,227	$165,976	$129,399	$87,283	$—	$514,885
Advisory Fees	—	—	—	—	210,667	210,667
Transaction and Other Fees, Net	48,339	4,921	1,679	835	103	55,877
Management Fee Offsets	—	(599)	(72)	(686)	—	(1,357)

Total Management and Advisory Fees	180,566	170,298	131,006	87,432	210,770	780,072

Performance Fees
Realized	47,281	22,267	3,138	27,569	—	100,255
Unrealized	21,529	32,508	7,817	49,741	—	111,595

Total Performance Fees	68,810	54,775	10,955	77,310	—	211,850

Investment Income
Realized	2,646	6,532	5,188	6,524	138	21,028
Unrealized	101,959	126,435	5,131	4,391	791	238,707

Total Investment Income	104,605	132,967	10,319	10,915	929	259,735
Interest and Dividend Revenue	6,156	4,896	828	1,076	2,664	15,620
Other	560	(2,266)	(123)	(791)	(1,274)	(3,894)

Total Revenues	360,697	360,670	152,985	175,942	213,089	1,263,383

Expenses
Compensation and Benefits
Compensation	93,522	84,678	47,130	55,325	130,644	411,299
Performance Fee Compensation
Realized	6,133	10,419	1,127	12,941	—	30,620
Unrealized	(3,952)	22,936	2,806	31,918	—	53,708

Total Compensation and Benefits	95,703	118,033	51,063	100,184	130,644	495,627
Other Operating Expenses	53,108	31,937	23,638	20,457	32,043	161,183

Total Expenses	148,811	149,970	74,701	120,641	162,687	656,810

Economic Net Income	$211,886	$210,700	$78,284	$55,301	$50,402	$606,573

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as and for the six months ended June 30, 2011 and 2010:

	June 30, 2011 and the Six Months Then Ended				Six Months Ended June 30, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,498,887	$(37,337	)(a)	$2,461,550	$1,263,383	$(12,056	)(a)	$1,251,327
Expenses	$1,033,850	$941,845	(b)	$1,975,695	$656,810	$1,571,670	(b)	$2,228,480
Other Income	$—	$(119,845	)(c)	$(119,845)	$—	$112,554	(c)	$112,554
Economic Net Income (Loss)	$1,465,037	$(1,099,027	)(d)	$366,010	$606,573	$(1,471,172	)(d)	$(864,599)
Total Assets	$11,530,236	$10,800,895	(e)	$22,331,131

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2011	2010
Fund Management Fees and Performance Fees Eliminated in Consolidation	$33,519	$(5,666)
Fund Expenses Added in Consolidation	12,616	10,780
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(163,604)	101,641
Transactional Other Income	(2,376)	5,799

Total Consolidation Adjustments and Reconciling Items	$(119,845)	$112,554

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2011	2010
Economic Net Income	$1,465,037	$606,573

Adjustments
Amortization of Intangibles	(89,079)	(80,334)
IPO and Acquisition-Related Charges	(846,344)	(1,476,652)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(163,604)	85,814

Total Consolidation Adjustments and Reconciling Items	(1,099,027)	(1,471,172)

Income (Loss) Before Provision for Taxes	$366,010	$(864,599)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

18.	SUBSEQUENT EVENTS

There have been no events since June 30, 2011 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2011
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$434,803	$—	$—	$434,803
Cash Held by Blackstone Funds and Other	67,829	928,837	—	996,666
Investments†	5,594,207	10,252,561	(527,766)	15,319,002
Accounts Receivable	463,492	65,468	—	528,960
Reverse Repurchase Agreements	93,975	—	—	93,975
Due from Affiliates	741,673	90,211	(75,828)	756,056
Intangible Assets, Net	720,134	—	—	720,134
Goodwill	1,703,602	—	—	1,703,602
Other Assets	272,573	69,535	(2,122)	339,986
Deferred Tax Assets	1,437,947	—	—	1,437,947

Total Assets	$11,530,235	$11,406,612	$(605,716)	$22,331,131

Liabilities and Partners’ Capital
Loans Payable	$1,032,481	$8,267,661	$—	$9,300,142
Due to Affiliates	1,558,455	376,996	(54,161)	1,881,290
Accrued Compensation and Benefits	980,558	—	—	980,558
Securities Sold, Not Yet Purchased	73,795	1,102	—	74,897
Repurchase Agreements	77,198	—	—	77,198
Accounts Payable, Accrued Expenses and Other Liabilities	305,230	485,161	(54,577)	735,814

Total Liabilities	4,027,717	9,130,920	(108,738)	13,049,899

Redeemable Non-Controlling Interests in Consolidated Entities	—	775,185	—	775,185

Partners’ Capital
Partners’ Capital	4,391,449	498,929	(498,979)	4,391,399
Appropriated Partners’ Capital	—	211,758	—	211,758
Accumulated Other Comprehensive Income	2,644	(14)	—	2,630
Non-Controlling Interests in Consolidated Entities	384,149	789,834	2,001	1,175,984
Non-Controlling Interests in Blackstone Holdings	2,724,276	—	—	2,724,276

Total Partners’ Capital	7,502,518	1,500,507	(496,978)	8,506,047

Total Liabilities and Partners’ Capital	$11,530,235	$11,406,612	$(605,716)	$22,331,131

†	Included within Investments of the Consolidated Operating Partnerships is $1.9 billion representing Performance Fees due from the Blackstone Funds.

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition—(Continued)

(Dollars in Thousands)

	December 31, 2010
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$588,621	$—	$—	$588,621
Cash Held by Blackstone Funds and Other	57,945	732,454	—	790,399
Investments	4,301,905	8,141,965	(469,398)	11,974,472
Accounts Receivable	454,752	41,149	(8)	495,893
Reverse Repurchase Agreements	181,425	—	—	181,425
Due from Affiliates	753,056	66,627	(24,288)	795,395
Intangible Assets, Net	779,311	—	—	779,311
Goodwill	1,703,602	—	—	1,703,602
Other Assets	275,021	18,173	—	293,194
Deferred Tax Assets	1,242,293	—	—	1,242,293

Total Assets	$10,337,931	$9,000,368	$(493,694)	$18,844,605

Liabilities and Partners’ Capital
Loans Payable	$1,044,719	$6,154,179	$—	$7,198,898
Due to Affiliates	1,470,881	330,773	(39,367)	1,762,287
Accrued Compensation and Benefits	819,925	1,643	—	821,568
Securities Sold, Not Yet Purchased	116,153	535	—	116,688
Repurchase Agreements	62,672	—	—	62,672
Accounts Payable, Accrued Expenses and Other Liabilities	251,351	377,792	(8)	629,135

Total Liabilities	3,765,701	6,864,922	(39,375)	10,591,248

Redeemable Non-Controlling Interests in Consolidated Entities	—	600,836	—	600,836

Partners’ Capital
Partners’ Capital	3,888,211	458,012	(458,012)	3,888,211
Appropriated Partners’ Capital	—	470,583	—	470,583
Accumulated Other Comprehensive Income	4,302	—	—	4,302
Non-Controlling Interests in Consolidated Entities	261,200	606,015	3,693	870,908
Non-Controlling Interests in Blackstone Holdings	2,418,517	—	—	2,418,517

Total Partners’ Capital	6,572,230	1,534,610	(454,319)	7,652,521

Total Liabilities and Partners’ Capital	$10,337,931	$9,000,368	$(493,694)	$18,844,605

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Alliance Fund II L.P.*

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Market Neutral Credit Fund L.P.*

Blackstone/GSO Secured Trust Ltd

BTD CP Holdings, LP

GSO Co-Investment Partners LLC

GSO Legacy Associates II LLC

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.*

The Asia Opportunities Fund L.P.

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

*	Consolidated as of June 30, 2011 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed five general private equity funds, as well as two sector focused funds and a regionally focused fund, since we established this business in 1987. In January 2011, we commenced the investment period on our sixth general private equity fund. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

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

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised of Blackstone Alternative Asset Management (“BAAM”) and the Indian-focused and Asian-focused closed-end mutual funds. BAAM was organized in 1990 and has developed into a leading institutional solutions provider utilizing hedge funds across a wide variety of strategies. BAAM is the world’s largest discretionary allocator to hedge funds.

•

Credit Businesses. Our Credit Businesses segment is comprised principally of GSO Capital Partners (“GSO”). GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds. GSO is a world-wide leader in credit oriented products.

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

Business Environment

Global equity markets were mixed in the second quarter of 2011. Equity indices in developed markets ended the quarter mostly flat, while indices in emerging markets declined 5-10%. Credit markets were more resilient than equities, although high yield spreads moderately widened. Market volatility increased late in the quarter as investor optimism, following a strong first-quarter corporate earnings season, was supplanted by renewed European sovereign concerns, volatility in commodities and concerns over emerging market inflation. In the U.S. specifically, markets continue to be impacted by uncertainty around economic growth and employment.

The operating and investment environment for real estate remained favorable during the second quarter of 2011. The slowly improving U.S. economy has resulted in modest increases in tenant demand, while new supply has been limited due to the financial infeasibility of development and the continued lack of construction financing. The strengthening fundamentals as well as slowly recovering debt markets for stabilized assets have resulted in growing demand from institutional investors for high quality leased properties, which in turn has led to improving valuations. Notwithstanding the demand for stabilized properties, significant distress remains in the sector, with overleveraged assets and impaired loans providing attractive investment opportunities. Our primary investment focus remains on bankruptcies, recapitalizations and debt acquisitions.

In the office sector, increased tenant activity has led to the strongest occupancy gains across the U.S. market in nearly four years, with some markets seeing sharp increases in asking rents, particularly for Class A space. The hospitality sector continued to realize steady growth during the second quarter of 2011, with U.S. RevPAR (Revenue Per Available Room) growing 8.1%, resulting in part from improving group demand and an increase in ADRs (Average Daily Rates) in the luxury and upscale segments.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” and “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition” in our 2010 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

The Obama administration has indicated that it supports the adoption of the May 2010 legislation or legislation that similarly changes the treatment of Carried Interest for U.S. federal income tax purposes. In its published revenue proposal for 2012, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax (which would be taxed at a higher rate than the proposed blended rate under the House legislation). President Obama reiterated his support for such a change during the course of the deficit reduction deliberations among the President and Congressional leaders from April through July 2011. The Obama administration proposed similar changes in its published revenue proposals for 2010 and 2011. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives in May 2010. In September 2010, this previously considered legislation was reintroduced in the U.S. Senate. It is unclear whether or when the U.S. Congress will reconsider similar legislation or if enacted, what provision will be included in any final legislation.

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

Economic Net Income

Blackstone uses Economic Net Income (“ENI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. ENI presents revenues and expenses on a basis that deconsolidates the investment funds we manage. (See Note 17. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

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

Net Fee Related Earnings from Operations

Blackstone uses Net Fee Related Earnings from Operations as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Net Fee Related Earnings from Operations equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation), (b) other operating expenses and (c) cash taxes due on earnings from operations as calculated using a similar methodology as applied in calculating the current tax provision (benefit) for The Blackstone Group L.P. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for a detailed discussion of Net Fee Related Earnings from Operations.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2011 and 2010. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$498,040	$406,062	$91,978	23%	$910,778	$760,882	$149,896	20%

Performance Fees
Realized	61,763	51,750	10,013	19%	157,966	105,799	52,167	49%
Unrealized	610,488	(19,299)	629,787	N/M	1,122,889	112,480	1,010,409	N/M

Total Performance Fees	672,251	32,451	639,800	N/M	1,280,855	218,279	1,062,576	N/M

Investment Income (Loss)
Realized	19,303	10,225	9,078	89%	32,086	15,951	16,135	101%
Unrealized	108,711	95,043	13,668	14%	216,106	244,263	(28,157)	-12%

Total Investment Income (Loss)	128,014	105,268	22,746	22%	248,192	260,214	(12,022)	-5%

Interest and Dividend Revenue	8,848	6,952	1,896	27%	18,338	15,847	2,491	16%
Other	1,128	(645)	1,773	N/M	3,387	(3,895)	7,282	N/M

Total Revenues	1,308,281	550,088	758,193	138%	2,461,550	1,251,327	1,210,223	97%

Expenses
Compensation and Benefits
Compensation	699,432	967,711	(268,279)	-28%	1,358,915	1,892,661	(533,746)	-28%
Performance Fee Compensation
Realized	27,712	22,879	4,833	21%	42,255	30,620	11,635	38%
Unrealized	118,098	(892)	118,990	N/M	280,623	53,708	226,915	N/M

Total Compensation and Benefits	845,242	989,698	(144,456)	-15%	1,681,793	1,976,989	(295,196)	-15%
General, Administrative and Other	126,118	121,183	4,935	4%	255,504	227,562	27,942	12%
Interest Expense	14,185	7,682	6,503	85%	27,988	14,867	13,121	88%
Fund Expenses	(714)	9,203	(9,917)	N/M	10,410	9,062	1,348	15%

Total Expenses	984,831	1,127,766	(142,935)	-13%	1,975,695	2,228,480	(252,785)	-11%

Other Income
Net Gains from Fund Investment Activities	(74,654)	(59,250)	(15,404)	-26%	(119,845)	112,554	(232,399)	N/M

Income (Loss) Before Provision for Taxes	248,796	(636,928)	885,724	N/M	366,010	(864,599)	1,230,609	N/M
Provision for Taxes	64,199	19,392	44,807	N/M	103,049	29,027	74,022	N/M

Net Income (Loss)	184,597	(656,320)	840,917	N/M	262,961	(893,626)	1,156,587	N/M
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(140)	(421)	281	67%	21,885	23,548	(1,663)	-7%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(92,408)	(57,873)	(34,535)	-60%	(185,489)	78,093	(263,582)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	190,908	(404,706)	595,614	N/M	297,624	(680,570)	978,194	N/M

Net Income (Loss) Attributable to The Blackstone Group L.P.	$86,237	$(193,320)	$279,557	N/M	$128,941	$(314,697)	$443,638	N/M

N/M = not meaningful.

Revenues

Total Revenues were $1.3 billion for the three months ended June 30, 2011, an increase of $758.2 million compared to Total Revenues for the three months ended June 30, 2010 of $550.1 million. The increase in revenues was primarily attributable to an increase of $639.8 million in Performance Fees, an increase of $92.0 million in Management and Advisory Fees and an increase of $22.7 million in Investment Income. The increase in Performance Fees was largely driven by the appreciation in fair value of the investments in our BREP V and BREP VI carry funds in our Real Estate segment, and the positive performance of our BCP IV Private Equity fund. The increase in Management and Advisory Fees was primarily attributable to (a) increases in transaction fees in our Real Estate segment, due to the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011, and management fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform, (b) increases in management fees in our Private Equity segment, driven by fees generated from BCP VI, which had its investment period commence during the first quarter of 2011, and one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings, and (c) increases in management fees in our Credit Businesses and Hedge Fund Solutions segments due to higher Fee-Earning Assets Under Management.

Total Revenues were $2.5 billion for the six months ended June 30, 2011, an increase of $1.2 billion compared to Total Revenues for the six months ended June 30, 2010 of $1.3 billion. The increase in revenues was primarily attributable to an increase of $1.1 billion in Performance Fees and an increase of $149.9 million in Management and Advisory Fees. The increase in Performance Fees across all segments was due to improved operating performance and projected cash flows resulting in the appreciation in fair value of the investments across our Real Estate carry funds’ investments, positive changes in the BCP portfolio driven by increases in value of the public holdings and appreciation in the energy industry, and the strong performance across the Credit Businesses’ strategies. The increase in Management and Advisory Fees was attributed to (a) increases in transaction fees in our Real Estate segment, driven by the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011, and management fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform, (b) increases in management fees in our Private Equity segment driven by fees generated from BCP VI, which commenced its investment period during the first quarter of 2011, and one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings, and (c) increases in management fees in our Credit Businesses and Hedge Fund Solutions segments due to higher Fee-Earning Assets Under Management.

Expenses

Expenses were $984.8 million for the three months ended June 30, 2011, a decrease of $142.9 million, or 13%, compared to $1.1 billion for the three months ended June 30, 2010. The decrease was primarily attributable to a decrease of $144.5 million in Compensation and Benefits driven by a decrease in Compensation, partially offset by an increase in Performance Fee Compensation due to improved performance in our Real Estate and Private Equity segments. Compensation decreased $268.3 million from the prior year period to $699.4 million. This decrease was primarily attributed to a decrease in equity-based compensation as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. Interest Expense increased $6.5 million in the current year quarter due to Blackstone’s issuance of its $400 million of senior notes in September 2010. General, Administrative and Other expenses were $126.1 million for the current year, an increase of $4.9 million, driven primarily by the levels of business activity, revenue growth and headcount.

Expenses were $2.0 billion for the six months ended June 30, 2011, a decrease of $252.8 million, or 11%, compared to $2.2 billion for the six months ended June 30, 2010. The decrease was primarily attributable to a decrease of $295.2 million in Compensation and Benefits driven by a decrease in Compensation, partially offset by an increase in Performance Fee Compensation due to improved performance in our Real Estate, Private

Equity and Credit Businesses segments. Compensation decreased $533.7 million from the prior year period to $1.4 billion. This decrease was primarily attributed to a decrease in equity-based compensation as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General, Administrative and Other expenses were $255.5 million for the current year, an increase of $27.9 million driven by the same factors as for the quarterly period noted above. Interest Expense was $28.0 million for the current year, an increase of $13.1 million from 2010, due to the senior notes issuance noted above.

Other Income

Other Income was $(74.7) million for the three months ended June 30, 2011, a decrease of $15.4 million compared to $(59.3) million for the three months ended June 30, 2010. Other Income is attributable to the non-controlling interest holders of the consolidated Blackstone Funds. The change was principally attributable to an increase in certain liabilities of the consolidated CLO vehicles resulting from the general improvement in the CLO vehicles market.

Other Income was $(119.8) million for the six months ended June 30, 2011, a decrease of $232.4 million compared to $112.6 million for the six months ended June 30, 2010. Other Income is attributable to the non-controlling interest holders of the consolidated Blackstone Funds. The change was principally driven by the same factors discussed above for the three month period.

Operating Metrics

The following table presents certain operating metrics for the three and six months ended June 30, 2011 and 2010. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

	Fee-Earning Assets Under Management		Assets Under Management
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Private Equity	$35,778,240	$25,190,195	$46,728,301	$28,360,282
Real Estate	27,919,000	23,841,360	37,605,560	23,922,589
Hedge Fund Solutions	37,244,509	28,832,317	40,578,219	30,176,931
Credit Businesses	28,059,457	23,556,109	33,791,093	28,688,608

Balance, End of Period (a)	$129,001,206	$101,419,981	$158,703,173	$111,148,410

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$124,032,696	$98,070,172	$109,500,222	$96,096,997
Inflows, including Commitments (b)	7,172,639	6,282,532	25,211,296	8,783,150
Outflows, including Distributions (c)	(2,221,019)	(1,966,897)	(7,037,716)	(2,931,235)
Market Appreciation (Depreciation) (d)	16,890	(965,826)	1,327,404	(528,931)

Balance, End of Period (a)	$129,001,206	$101,419,981	$129,001,206	$101,419,981

Increase	$4,968,510	$3,349,809	$19,500,984	$5,322,984
Increase	4%	3%	18%	6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$149,963,465	$104,515,848	$128,123,920	$98,183,128
Inflows, including Commitments (b)	7,370,936	7,673,062	28,576,660	10,415,257
Outflows, including Distributions (c)	(3,001,199)	(2,581,274)	(7,273,636)	(4,017,230)
Market Appreciation (Depreciation) (d)	4,369,971	1,540,774	9,276,229	6,567,255

Balance, End of Period (a)	$158,703,173	$111,148,410	$158,703,173	$111,148,410

Increase	$8,739,708	$6,632,562	$30,579,253	$12,965,282
Increase	6%	6%	24%	13%

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$3,605,411	$1,377,717	$2,227,694	162%	$5,067,084	$2,347,541	$2,719,543	116%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of June 30, 2011 include $553.5 million from a joint venture in which we are the minority interest holder.
(b)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(c)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $129.0 billion at June 30, 2011, an increase of $5.0 billion, or 4%, compared to $124.0 billion at March 31, 2011. Inflows of $7.2 billion were primarily related to (a) inflows and drawdowns of $3.5 billion in our Credit Businesses segment principally due to the acquisition of $2.2 billion of CLO vehicles during the quarter, (b) inflows of $2.2 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled and customized investment products and long only solutions business, and (c) inflows of $1.5 billion in our Real Estate segment primarily related to the deployment of additional co-investment capital, which included $1.1 billion of fee-earning co-investment capital related to the acquisition of the U.S. assets of Centro in the second quarter of 2011. Outflows of $2.2 billion were primarily attributable to (a) outflows of $1.3 billion in our Credit Businesses segment, due for the most part to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds, and (b) outflows of $585.4 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners.

Fee-Earning Assets Under Management were $129.0 billion at June 30, 2011, an increase of $19.5 billion, or 18%, compared to $109.5 billion at December 31, 2010. Inflows of $25.2 billion were primarily related to inflows of $14.3 billion in our Private Equity segment primarily due to the commencement of BCP VI’s investment period, inflows of $4.7 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled and customized investment products and long only solutions business, and inflows and drawdowns of $4.5 billion in our Credit Businesses segment primarily due to the acquisition of $2.2 billion of CLO vehicles in the second quarter of 2011. Outflows of $7.0 billion were primarily attributable to (a) reductions of $2.7 billion in our Private Equity segment’s Fee-Earning Assets Under Management due for the most part to the end of BCP V’s investment period during the first quarter of 2011 and dispositions in funds which earn fees based on remaining invested capital, and (b) outflows of $2.3 billion in our Credit Businesses segment substantially due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Assets Under Management

Assets Under Management were $158.7 billion at June 30, 2011, an increase of $8.7 billion, or 6%, compared to $150.0 billion at March 31, 2011. Inflows of $7.4 billion were primarily related to (a) inflows of $3.7 billion in our Credit Businesses segment driven by the acquisition of $2.3 billion of CLO vehicles in the second quarter of 2011, (b) inflows of $1.9 billion in our Hedge Fund Solutions segment due to growth in the long only solutions business and its commingled and customized investment products, and (c) inflows of $1.5 billion in our Real Estate segment mostly due to the deployment of additional co-investment capital related to our acquisition of the U.S. assets of Centro in the second quarter of 2011. Outflows of $3.0 billion principally from our Credit Businesses and Hedge Fund Solutions segments for the same reasons noted in Fee-Earning Assets Under Management above, were more than offset by market appreciation of $4.4 billion resulting from increases in the carrying values of the existing portfolios.

Assets Under Management were $158.7 billion at June 30, 2011, an increase of $30.6 billion, or 24%, compared to $128.1 billion at December 31, 2010. Inflows of $28.6 billion were primarily related to (a) inflows of $15.1 billion in our Private Equity segment driven by the commencement of BCP VI’s investment period, (b) inflows of $6.6 billion in our Hedge Fund Solutions segment due to growth in the hedge fund manager seeding platform, long only solutions business and its commingled and customized investment products, and (c) inflows of $4.5 billion in our Credit Businesses segment principally due to the acquisition of $2.3 billion of CLO vehicles. Outflows of $7.3 billion, principally from our Credit Businesses and Hedge Fund Solutions segments for the same reasons noted in Fee-Earning Assets Under Management above, were more than offset by market appreciation of $9.3 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $3.6 billion for the three months ended June 30, 2011, an increase of $2.2 billion, or 162%, from $1.4 billion for the three months ended June 30, 2010. Limited Partner Capital Invested was $5.1 billion for the six months ended June 30, 2011, an increase of $2.7 billion, or 116%, compared to $2.3 billion for the six months ended June 30, 2010. The change for the six month period primarily reflected an increase of $2.1 billion in our Real Estate segment, which was primarily related to increased investment activity by our investment funds and the acquisition of the U.S. assets of Centro.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$82,297	$66,795	$15,502	23%	$162,232	$132,227	$30,005	23%
Transaction and Other Fees, Net	52,353	16,367	35,986	N/M	87,695	48,339	39,356	81%
Management Fee Offsets	(7,629)	—	(7,629)	N/M	(15,518)	—	(15,518)	N/M

Total Management Fees	127,021	83,162	43,859	53%	234,409	180,566	53,843	30%

Performance Fees
Realized	1,362	1,106	256	23%	83,751	47,281	36,470	77%
Unrealized	187,190	(24,020)	211,210	N/M	219,727	21,529	198,198	N/M

Total Performance Fees	188,552	(22,914)	211,466	N/M	303,478	68,810	234,668	N/M

Investment Income
Realized	3,021	3,141	(120)	-4%	20,928	2,646	18,282	N/M
Unrealized	76,947	17,275	59,672	N/M	106,073	101,959	4,114	4%

Total Investment Income	79,968	20,416	59,552	N/M	127,001	104,605	22,396	21%
Interest and Dividend Revenue	3,197	2,728	469	17%	6,702	6,156	546	9%
Other	665	460	205	45%	1,476	560	916	164%

Total Revenues	399,403	83,852	315,551	N/M	673,066	360,697	312,369	87%

Expenses
Compensation and Benefits
Compensation	66,694	46,612	20,082	43%	122,948	93,522	29,426	31%
Performance Fee Compensation
Realized	49	128	(79)	-62%	7,767	6,133	1,634	27%
Unrealized	29,309	(10,296)	39,605	N/M	34,773	(3,952)	38,725	N/M

Total Compensation and Benefits	96,052	36,444	59,608	164%	165,488	95,703	69,785	73%
Other Operating Expenses	30,124	28,677	1,447	5%	58,837	53,108	5,729	11%

Total Expenses	126,176	65,121	61,055	94%	224,325	148,811	75,514	51%

Economic Net Income	$273,227	$18,731	$254,496	N/M	$448,741	$211,886	$236,855	112%

Revenues

Revenues were $399.4 million for the three months ended June 30, 2011 compared to $83.9 million for the three months ended June 30, 2010, an increase of $315.6 million. The increase in revenues was attributable to increases in Performance Fees, Investment Income and Total Management Fees of $211.5 million, $59.6 million and $43.9 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $188.6 million for the three months ended June 30, 2011, an increase of $211.5 million, compared to $(22.9) million for the three months ended June 30, 2010. The increase was driven by the BCP IV investments as discussed below. Two of the other holdings of our funds, Freescale and Vanguard, also completed their initial public offerings during the quarter. Investment Income was $80.0 million compared to $20.4 million for the three months ended June 30, 2010, due to positive performance across all contributed funds, which appreciated 9% during the period. The returns in BCP V were driven by an increase in the share price and resulting value of Nielsen which completed its initial public offering in the first quarter and the performance of privately held investments in the energy sector.

BCP IV’s performance was driven by the initial public offering of Kosmos and gains in some of the other companies that were taken public in recent quarters, most notably Team Health. At June 30, 2011, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.5 times investors’ original investments. On a realized/partially realized basis, this multiple was 2.3 times investors’ original investments for contributed funds.

Total Management Fees were $127.0 million for the three months ended June 30, 2011, an increase of $43.9 million compared to $83.2 million for the three months ended June 30, 2010, driven by higher Base Management Fees and Transaction and Other Fees but slightly offset by Management Fee Offsets. Base Management Fees were $82.3 million for the three months ended June 30, 2011, an increase of $15.5 million compared to $66.8 million for the three months ended June 30, 2010, principally as a result of fees generated from BCP VI, which commenced its investment period during the first quarter of 2011. Transaction and Other Fees were $52.4 million for the three months ended June 30, 2011, an increase of $36.0 million compared to $16.4 million for the three months ended June 30, 2010, principally as a result of one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Revenues were $673.1 million for the six months ended June 30, 2011, an increase of $312.4 million compared to $360.7 million for the six months ended June 30, 2010. The increase in revenues was attributed to increases in Performance Fees, Total Management Fees and Investment Income of $234.7 million, $53.8 million and $22.4 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $303.5 million for the six months ended June 30, 2011, an increase of $234.7 million, compared to $68.8 million for the six months ended June 30, 2010, principally due to positive performance in the BCP IV portfolio driven by public holdings and appreciation of investments in the energy and hospitality industries. Investment Income was $127.0 million, an increase of $22.4 million, compared to $104.6 million for the six months ended June 30, 2010, principally driven by BCP IV, which appreciated 27% during the six months ended June 30, 2011. BCP V had positive performance for the year to date period, but such performance was significantly outpaced by returns during the six months ended June 30, 2010.

Total Management Fees were $234.4 million for the six months ended June 30, 2011, an increase of $53.8 million compared to $180.6 million for the six months ended June 30, 2010, driven by increased Base Management Fees and Transaction and Other Fees, partially offset by Management Fee Offsets. Base Management Fees were $162.2 million for the six months ended June 30, 2011, an increase of $30.0 million compared to $132.2 million for the six months ended June 30, 2010, principally as a result of fees generated from BCP VI, which commenced its investment period during the first quarter of 2011. Transaction and Other Fees were $87.7 million for the six months ended June 30, 2011, an increase of $39.4 million compared to $48.3 million for the six months ended June 30, 2010, principally as a result of one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings as well as fees generated from the increase in new investment activity. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $126.2 million for the three months ended June 30, 2011, an increase of $61.1 million, compared to $65.1 million for the three months ended June 30, 2010. The $61.1 million increase was primarily attributed to a $39.5 million increase in Performance Fee Compensation and a $20.1 million increase in Compensation. Performance Fee Compensation increased as a result of the increases in Performance Fees revenue. Compensation increased as a result of the increased Management Fees revenue described above as a portion of compensation expense is related to the results of the business. Other Operating Expenses slightly increased to $30.1 million, principally due to an increase in interest expense allocated to the segment offset by decreases in other non-compensation expenses.

Expenses were $224.3 million for the six months ended June 30, 2011, an increase of $75.5 million, compared to $148.8 million for the six months ended June 30, 2010. The $75.5 million increase was primarily attributed to a $29.4 million increase in Compensation, a $40.4 million increase in Performance Fee Compensation and a $5.7 million increase in Other Operating Expenses. Performance Fee Compensation increased as a result of the increases in Performance Fees revenue. Compensation increased as a result of the increased Management Fees revenue described above. Other Operating Expenses increased $5.7 million to $58.8 million, principally due to an increase in interest expense allocated to the segment.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$35,892,804	$25,173,936	$24,188,555	$24,521,394
Inflows, including Commitments	24,867	49,452	14,289,311	866,350
Outflows, including Distributions	(163,777)	(8,828)	(2,728,754)	(180,458)
Market Appreciation (Depreciation)	24,346	(24,365)	29,128	(17,091)

Balance, End of Period (a)	$35,778,240	$25,190,195	$35,778,240	$25,190,195

Increase (Decrease)	$(114,564)	$16,259	$11,589,685	$668,801
Increase (Decrease)	0%	0%	48%	3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$43,955,392	$28,022,326	$29,319,136	$24,758,992
Inflows, including Commitments	240,871	31,706	15,101,669	566,547
Outflows, including Distributions	(147,308)	(178,537)	(1,888,745)	(714,698)
Market Appreciation (Depreciation)	2,679,346	484,787	4,196,241	3,749,441

Balance, End of Period (a)	$46,728,301	$28,360,282	$46,728,301	$28,360,282

Increase	$2,772,909	$337,956	$17,409,165	$3,601,290
Increase	6%	1%	59%	15%

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$667,341	$469,808	$197,533	42%	$1,320,288	$857,712	$462,576	54%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of June 30, 2011 include $553.5 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $35.8 billion at June 30, 2011, relatively flat compared with March 31, 2011. Inflows of $24.9 million were from additional capital raised for BCP VI as well as from investments and commitments made in funds that generate fees on remaining invested capital. Outflows of $163.8 million were primarily a result of dispositions in BCP V and BCP IV. Market appreciation of $24.3 million in the second quarter of 2011 was primarily due to the impact of foreign exchange rates. Fee-Earning Assets Under Management increased $10.6 billion from $25.2 billion at June 30, 2010 to $35.8 billion at June 30, 2011 due to capital raised for our BCP VI fund, partially offset by the termination of BCP V’s investment period and the disposition of investments in funds that are in their post investment periods.

Fee-Earning Assets Under Management were $35.8 billion at June 30, 2011, an increase of $11.6 billion, or 48%, compared with $24.2 billion at December 31, 2010. Inflows of $14.3 billion were primarily due to the commencement of the investment period for BCP VI, which had raised $13.8 billion of third party capital through June 30, 2011. Outflows of $2.7 billion were primarily a result of the end of BCP V’s investment period during the first quarter of 2011 and dispositions in funds which earn fees based on remaining invested capital. After the close of a fund’s investment period, management fees are based on invested capital and binding commitments to new investments. Market appreciation of $29.1 million in the first half of 2011 was due primarily to the impact of foreign exchange rates.

Assets Under Management

Assets Under Management were $46.7 billion at June 30, 2011, an increase of $2.8 billion, or 6%, compared with $44.0 billion at March 31, 2011. The increase was primarily due to market appreciation in our existing portfolio of $2.7 billion and inflows of $240.9 million driven by additional capital raised for BCP VI, partially offset by outflows of $147.3 million resulting from dispositions of investments.

Assets Under Management were $46.7 billion at June 30, 2011, an increase of $17.4 billion, or 59%, compared with $29.3 billion at December 31, 2010. The increase was primarily due to inflows of $15.1 billion driven by the commencement of BCP VI’s investment period and market appreciation of $4.2 billion in our existing portfolio, partially offset by outflows of $1.9 billion resulting from the dispositions of investments and the termination of BCP V’s investment period during the first quarter of 2011.

Limited Partner Capital Invested

Limited Partner Capital Invested was $667.3 million for the three months ended June 30, 2011, an increase of $197.5 million, compared to $469.8 million for the three months ended June 30, 2010. Limited Partner Capital Invested was $1.3 billion for the six months ended June 30, 2011, an increase of $462.6 million, compared to $857.7 million for the six months ended June 30, 2010. The increases were primarily attributable to an increase in new transaction and follow-on activity mostly in the energy, industrial and chemical industries and across all regions.

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

The following table presents the internal rates of return of our significant BCP funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2011 Inception to Date
	2011		2010		2011		2010		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	17%	15%	-1%	-1%	30%	27%	9%	8%	53%	40%	66%	52%
BCP V	7%	7%	5%	4%	10%	10%	25%	25%	3%	2%	12%	8%
BCP VI (c)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Returns for BCP VI are not meaningful as investment period commenced in January 2011.

The net internal rate of return for BCP IV for the quarter ended June 30, 2011 was higher compared to the returns in the same quarter last year, driven by our publicly held investments. The net internal rate of return for BCP V for the quarter ended June 30, 2011 was higher compared to the positive returns in the same quarter last year driven by private holdings in the energy and retail sectors as well as by our publicly held investments.

The following table presents the investment record of the significant private equity funds from inception through June 30, 2011 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total		Gross IRR	Net IRR (d)	MOIC (e)	Total		Gross IRR	Net IRR (d)	MOIC (e)
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)				Invested Capital (b)	Carrying Value (c) (f)
	(Dollars in Millions)					(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	28%	19%	2.6	$679	$1,742	28%	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,257	50%	32%	2.5	1,292	3,257	50%	32%	2.5
BCP III (Aug 1997 / Nov 2002)	4,026	9,023	18%	14%	2.2	3,752	8,012	20%	15%	2.1
BCOM (June 2000 / Jun 2006)	2,132	2,994	15%	8%	1.4	1,215	2,149	27%	24%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,373	20,306	53%	40%	2.8	5,192	15,567	66%	52%	3.0
BCP V (Dec 2005 / Jan 2011)	19,190	21,215	3%	2%	1.1	2,556	3,242	12%	8%	1.3

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.

(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $4.2 billion.

The following table presents the investment record of the significant private equity funds from inception through June 30, 2011 for funds with open investment periods:

Funds in the Investment Period
	Available Capital (b)	Total Investments					Realized / Partially Realized Investments (a)
Fund (Investment Period)		Total		Gross IRR	Net IRR (e)	MOIC (f)	Total		Gross IRR	Net IRR (e)	MOIC (f)
		Invested Capital (c)	Carrying Value (d)				Invested Capital (c)	Carrying Value (d)
	(Dollars in Millions)						(Dollars in Millions)
BCP VI (Jan 2011 / Jan 2017)	$14,489	$99	$98	N/M	N/M	1.0	$—	$—	N/A	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of June 30, 2011, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were deemed worthless. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of June 30, 2011:

Funds out of the Investment Period	Available Capital (b)	Gain to Cross Carried Interest Threshold (a)
		Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$1,987	$4,145	8%

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
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$97,467	$82,916	$14,551	18%	$192,906	$165,976	$26,930	16%
Transaction and Other Fees, Net	49,288	2,979	46,309	N/M	70,831	4,921	65,910	N/M
Management Fee Offsets	(745)	(110)	(635)	N/M	(1,250)	(599)	(651)	-109%

Total Management Fees	146,010	85,785	60,225	70%	262,487	170,298	92,189	54%

Performance Fees
Realized	20,832	16,319	4,513	28%	23,425	22,267	1,158	5%
Unrealized	429,458	21,117	408,341	N/M	797,562	32,508	765,054	N/M

Total Performance Fees	450,290	37,436	412,854	N/M	820,987	54,775	766,212	N/M

Investment Income
Realized	11,394	3,900	7,494	192%	14,313	6,532	7,781	119%
Unrealized	37,332	79,543	(42,211)	-53%	98,738	126,435	(27,697)	-22%

Total Investment Income	48,726	83,443	(34,717)	-42%	113,051	132,967	(19,916)	-15%
Interest and Dividend Revenue	2,989	2,178	811	37%	6,277	4,896	1,381	28%
Other	515	(390)	905	N/M	1,375	(2,266)	3,641	N/M

Total Revenues	648,530	208,452	440,078	N/M	1,204,177	360,670	843,507	N/M

Expenses
Compensation and Benefits
Compensation	71,618	44,528	27,090	61%	130,119	84,678	45,441	54%
Performance Fee Compensation
Realized	9,382	8,895	487	5%	10,612	10,419	193	2%
Unrealized	91,021	15,999	75,022	N/M	197,522	22,936	174,586	N/M

Total Compensation and Benefits	172,021	69,422	102,599	148%	338,253	118,033	220,220	187%
Other Operating Expenses	22,971	17,647	5,324	30%	51,337	31,937	19,400	61%

Total Expenses	194,992	87,069	107,923	124%	389,590	149,970	239,620	160%

Economic Net Income	$453,538	$121,383	$332,155	N/M	$814,587	$210,700	$603,887	N/M

Revenues

Revenues were $648.5 million for the three months ended June 30, 2011, an improvement of $440.1 million compared to $208.5 million for the three months ended June 30, 2010. The increase in revenues was primarily attributed to an increase of $412.9 million in Performance Fees and an increase of $60.2 million in Total Management Fees, offset by a $34.7 million decrease in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $450.3 million for the three months ended June 30, 2011, an improvement of $412.9 million compared to $37.4 million for the three months ended June 30, 2010. The appreciation in fair value of the investments in BREP V and BREP VI primarily contributed to the improvement in Performance Fees for the three months ended June 30, 2011. Investment Income was $48.7 million for the three months ended June 30, 2011, a decrease of $34.7 million compared to $83.4 million for the three months ended June 30, 2010. While the overall appreciation for the three months ended June 30, 2011 was less than the appreciation for the three months ended June 30, 2010, the decrease in Investment Income was primarily driven by a decrease in the appreciation of investments related to the BREP VI fund in which Blackstone owns a greater share of such investments. Performance Fees benefited from the strong performance of our carry funds with a material portion of the increase due to the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations, which specify that once a fund’s preferred return hurdle has been reached, Blackstone is entitled to a disproportionately greater share (80% of the profits) until it effectively reaches its full share of performance fees (20% of the total profits). The appreciation in fair value of the underlying assets for Blackstone’s contributed Real Estate carry funds was 6.7% for the second quarter of 2011. The performance for the second quarter of 2011 was driven primarily by improved operating performance, projected cash flows and exit multiples across our Real Estate carry funds’ investments and was primarily a result of the appreciation in fair value of our holdings in Equity Office Properties Trust, CarrAmerica, Trizec Properties Inc., and Hilton Hotels Corporation. As of June 30, 2011, the unrealized value and cumulative proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds represented 1.4 times investors’ original investments.

Total Management Fees were $146.0 million for the three months ended June 30, 2011, an increase of $60.2 million compared to $85.8 million for the three months ended June 30, 2010. Transaction and Other Fees were $49.3 million for the three months ended June 30, 2011, an increase of $46.3 million compared to $3.0 million for the three months ended June 30, 2010, reflecting the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011. Base Management Fees were $97.5 million for the three months ended June 30, 2011, an increase of $14.6 million compared to $82.9 million for the three months ended June 30, 2010, primarily due to fees earned from our management of the Bank of America Merrill Lynch Asia real estate platform.

Revenues were $1.2 billion for the six months ended June 30, 2011, an improvement of $843.5 million compared to $360.7 million for the six months ended June 30, 2010. The increase in revenues was primarily attributed to an increase of $766.2 million in Total Performance Fees and an increase of $92.2 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $821.0 million for the six months ended June 30, 2011, an improvement of $766.2 million compared to $54.8 million for the six months ended June 30, 2010. The appreciation in fair value of the investments in our BREP V and BREP VI carry funds primarily contributed to the improvement in Performance Fees for the six months ended June 30, 2011. Investment Income was $113.1 million for the six months ended June 30, 2011, a decrease of $19.9 million compared to $133.0 million for the six months ended June 30, 2010. While the overall appreciation for the six months ended June 30, 2011 was less than the appreciation for the six months ended June 30, 2010, the decrease in Investment Income was primarily driven by a decrease in the appreciation of investments related to the BREP VI fund in which Blackstone owns a greater share of such investments. Performance Fees benefited from the strong performance of our carry funds with a material portion of the increase due to the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations, which specify that once a fund’s preferred return hurdle has been reached, Blackstone is entitled to a disproportionately greater share (80% of the profits) until it effectively reaches its full share of performance fees (20% of the total profits). The appreciation in fair value of the underlying assets for Blackstone’s contributed Real Estate carry funds was 16.0% for the first half of 2011. The performance for the first half of 2011 was driven primarily by improved operating performance and projected cash flows resulting in the appreciation in fair value of our holdings across our Real Estate carry funds’ investments, principally from Equity Office Properties Trust and Hilton Hotels Corporation.

Total Management Fees were $262.5 million for the six months ended June 30, 2011, an increase of $92.2 million compared to $170.3 million for the six months ended June 30, 2010. Transaction and Other Fees were $70.8 million for the six months ended June 30, 2011, an increase of $65.9 million compared to $4.9 million for the six months ended June 30, 2010, reflecting the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011. Base Management Fees were $192.9 million for the six months ended June 30, 2011, an increase of $26.9 million compared to $166.0 million for the six months ended June 30, 2010, primarily due to fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform.

Expenses

Expenses were $195.0 million for the three months ended June 30, 2011, an increase of $107.9 million, compared to $87.1 million for the three months ended June 30, 2010. The increase was primarily attributed to a $75.5 million increase in Performance Fee Compensation, a result of improved Performance Fees revenue, and an increase in Compensation of $27.1 million to $71.6 million, primarily due to headcount increases related to the management of the Bank of America Merrill Lynch Asia real estate platform and corresponding significant increases in Management Fees revenue. Other Operating Expenses increased $5.3 million to $23.0 million for the three months ended June 30, 2011, principally due to interest expense allocated to the segment and expenses related to the management of the Bank of America Merrill Lynch Asia real estate platform.

Expenses were $389.6 million for the six months ended June 30, 2011, an increase of $239.6 million, compared to $150.0 million for the six months ended June 30, 2010. The increase was primarily attributed to a $174.8 million increase in Performance Fee Compensation, a result of improved Performance Fees revenue, and an increase in Compensation of $45.4 million to $130.1 million, primarily due to headcount increases related to the management of the Bank of America Merrill Lynch Asia real estate platform and corresponding significant increases in Management Fees revenue. Other Operating Expenses increased $19.4 million to $51.3 million for the six months ended June 30, 2011, principally due to placement fees related to our debt investment funds, interest expense allocated to the segment, and expenses related to the management of the Bank of America Merrill Lynch Asia real estate platform.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$26,454,012	$23,820,697	$26,814,714	$23,708,057
Inflows, including Commitments	1,477,485	333,072	1,765,481	608,910
Outflows, including Distributions	(151,175)	(50,667)	(1,078,153)	(59,929)
Market Appreciation (Depreciation)	138,678	(261,742)	416,958	(415,678)

Balance, End of Period	$27,919,000	$23,841,360	$27,919,000	$23,841,360

Increase	$1,464,988	$20,663	$1,104,286	$133,303
Increase	6%	0%	4%	1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$34,990,590	$21,880,655	$33,165,124	$20,391,334
Inflows, including Commitments	1,523,362	382,684	2,332,893	968,713
Outflows, including Distributions	(599,725)	(119,429)	(1,630,976)	(142,078)
Market Appreciation (Depreciation)	1,691,333	1,778,679	3,738,519	2,704,620

Balance, End of Period	$37,605,560	$23,922,589	$37,605,560	$23,922,589

Increase	$2,614,970	$2,041,934	$4,440,436	$3,531,255
Increase	7%	9%	13%	17%

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$2,785,188	$643,817	$2,141,371	N/M	$3,439,616	$1,068,685	$2,370,931	N/M

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $27.9 billion at June 30, 2011, an increase of $1.5 billion, or 6%, compared with $26.5 billion at March 31, 2011. Inflows of $1.5 billion were primarily related to the deployment of additional co-investment capital, which included $1.1 billion of fee-earning co-investment capital related to the acquisition of the U.S. assets of Centro in the second quarter of 2011. Outflows were $151.2 million, primarily due to realizations from our real estate carry and debt investment funds. Market appreciation of $138.7 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate funds and appreciation in the Bank of America Merrill Lynch Asia assets we manage. Fee-Earning Assets Under Management increased $4.1 billion, or 17%, from June 30, 2010 to $27.9 billion at June 30, 2011. The increase was primarily related to the November 2010 commencement of our management of the Bank of America Merrill Lynch Asia real estate platform and the deployment of additional co-investment capital, which included $1.1 billion of fee-earning co-investment capital related to the acquisition of the U.S. assets of Centro in the second quarter of 2011.

Fee-Earning Assets Under Management were $27.9 billion at June 30, 2011, an increase of $1.1 billion, or 4%, compared with $26.8 billion at December 31, 2010. Inflows of $1.8 billion were primarily related to the deployment of additional co-investment capital, which included $1.1 billion of fee-earning co-investment capital related to the acquisition of the U.S. assets of Centro in the second quarter of 2011. Outflows were $1.1 billion, primarily due to realizations from a co-investment entity and the Bank of America Merrill Lynch Asia real estate platform. Market appreciation of $417.0 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate funds.

Assets Under Management

At June 30, 2011, Assets Under Management were $37.6 billion, an increase of $2.6 billion, or 7%, compared with $35.0 billion at March 31, 2011. The change was primarily due to inflows of $1.5 billion attributable to the deployment of additional co-investment capital primarily related to the acquisition of the U.S. assets of Centro in the second quarter of 2011 and market appreciation of $1.7 billion from our real estate carry funds resulting from increases in the carrying values of our real estate portfolio primarily within the office and hospitality sectors. These increases were partially offset by outflows of $599.7 million related to realizations generated by our real estate carry funds. Assets Under Management increased $13.7 billion, or 57%, from June 30, 2010 to $37.6 billion at June 30, 2011 and was primarily related to market appreciation of $9.9 billion, the commencement of our management of the Bank of America Merrill Lynch Asia real estate platform, the deployment of additional co-investment capital, and capital raised by our debt investment funds.

At June 30, 2011, Assets Under Management were $37.6 billion, an increase of $4.4 billion, or 13%, compared with $33.2 billion at December 31, 2010. The change was primarily due to (a) inflows of $2.3 billion attributable to the deployment of additional co-investment capital, and (b) market appreciation of $3.7 billion from our real estate carry funds resulting from increases in the carrying values within the office and hospitality sectors of our real estate portfolio. These increases were partially offset by outflows of $1.6 billion related to realizations generated by our real estate carry funds and Bank of America Merrill Lynch Asia real estate platform.

Limited Partner Capital Invested

For the three months ended June 30, 2011, Limited Partner Capital Invested was $2.8 billion, an increase of $2.1 billion from $643.8 million for the three months ended June 30, 2010, which was primarily related to the acquisition of the U.S. assets of Centro by BREP VI and co-investors. For the six months ended June 30, 2011, Limited Partner Capital Invested was $3.4 billion, an increase of $2.4 billion from $1.1 billion for the six months ended June 30, 2010. This increase was primarily related to increased investment activity by our BREP VI and debt investment funds and the acquisition of the U.S. assets of Centro mentioned above.

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

The following table presents the internal rates of return of our significant real estate funds:

Fund (a)	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2011 Inception to Date
	2011		2010		2011		2010		Total		Realized (b)
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	8%	6%	9%	6%	15%	11%	11%	6%	27%	16%	97%	68%
BREP V	10%	7%	14%	13%	21%	14%	17%	16%	14%	10%	94%	71%
BREP International II (c)	1%	—	17%	16%	3%	2%	32%	30%	-1%	-3%	8%	5%
BREP International (c)	28%	21%	7%	5%	28%	21%	13%	9%	33%	23%	33%	24%
BREP VI	7%	4%	32%	31%	17%	10%	66%	62%	14%	9%	170%	127%
BREP Europe III (c)	5%	1%	59%	44%	7%	—	212%	162%	117%	16%	N/A	N/A
BSSF II	2%	2%	6%	4%	5%	4%	17%	10%	23%	18%	56%	40%
BSSF I	-2%	-2%	4%	3%	7%	4%	12%	11%	14%	11%	N/A	N/A
CMBS	-2%	-2%	3%	2%	7%	4%	14%	12%	22%	16%	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.

(c)	Euro-based net internal rates of return.

Although there was steady improvement in the operating fundamentals across the Real Estate carry funds’ investments, the appreciation in fair values was less for the three and six months ended June 30, 2011 compared to the prior year periods, resulting in lower, but still positive, net internal rates of return for most of the funds.

The following table presents the investment record of the significant real estate carry funds from inception through June 30, 2011 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total		Gross IRR	Net IRR (d)	MOIC (e)	Total		Gross IRR	Net IRR (d)	MOIC (e)
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)				Invested Capital (b)	Carrying Value (c) (f)
	(Amounts in Millions)					(Amounts in Millions)
Pre-BREP	$141	$345	43%	33%	2.5	$141	$345	43%	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	51%	40%	2.8	$467	$1,328	51%	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	26%	19%	2.1	$1,219	$2,525	26%	19%	2.1
BREP III (Apr 1999 / Apr 2003)	$1,415	$3,326	27%	21%	2.3	$1,399	$3,323	28%	22%	2.4
BREP Int’l (Jan 2001 / Sep 2005)	€658	€1,310	33%	23%	2.0	€623	€1,246	33%	24%	2.0
BREP IV (Apr 2003 / Dec 2005)	$2,737	$4,170	27%	16%	1.5	$1,074	$2,529	97%	68%	2.4
BREP Int’l II (Sep 2005 / Jun 2008)	€1,336	€1,307	-1%	-3%	1.0	€162	€208	8%	5%	1.3
BREP V (Dec 2005 / Feb 2007)	$5,518	$8,142	13%	10%	1.5	$983	$2,243	94%	71%	2.3

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $910.3 million and €160.4 million.

The following table presents the investment record of the significant real estate carry funds, excluding separately managed accounts, from inception through June 30, 2011 for funds with open investment periods:

Fund (Investment Period)	Funds in the Investment Period
	Available Capital (a)	Total Investments
		Total		Gross IRR	Net IRR (d)	MOIC (e)
		Invested Capital (b)	Carrying Value (c)
	(Amounts in Millions)
BREP VI (Feb 2007 / Aug 2012)	$1,835	$9,315	$12,673	14%	9%	1.4
BREP Europe III (Jun 2008 / Dec 2013)	€2,908	€271	€500	117%	16%	1.8
BSSF II (Jul 2009 / Aug 2017)	$897	$957	$1,138	23%	18%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $529.1 million committed to deals but not yet invested. Additionally, the segment has $641.7 million of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2011:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€674	15%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period all of which were above their respective Carried Interest thresholds as of June 30, 2011: BREP Europe III, BSSF II and BREP VI.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$79,290	$65,533	$13,757	21%	$154,902	$129,399	$25,503	20%
Transaction and Other Fees, Net	861	870	(9)	-1%	1,588	1,679	(91)	-5%
Management Fee Offsets	(196)	(72)	(124)	-172%	(320)	(72)	(248)	N/M

Total Management Fees	79,955	66,331	13,624	21%	156,170	131,006	25,164	19%

Performance Fees
Realized	667	1,021	(354)	-35%	1,560	3,138	(1,578)	-50%
Unrealized	3,441	(2,596)	6,037	N/M	22,694	7,817	14,877	190%

Total Performance Fees	4,108	(1,575)	5,683	N/M	24,254	10,955	13,299	121%

Investment Income (Loss)
Realized	12,855	5,438	7,417	136%	14,196	5,188	9,008	174%
Unrealized	(12,864)	(6,749)	(6,115)	-91%	(5,744)	5,131	(10,875)	N/M

Total Investment Income (Loss)	(9)	(1,311)	1,302	99%	8,452	10,319	(1,867)	-18%
Interest and Dividend Revenue	472	353	119	34%	988	828	160	19%
Other	(38)	(40)	2	5%	66	(123)	189	N/M

Total Revenues	84,488	63,758	20,730	33%	189,930	152,985	36,945	24%

Expenses
Compensation and Benefits
Compensation	32,288	26,388	5,900	22%	60,945	47,130	13,815	29%
Performance Fee Compensation
Realized	253	356	(103)	-29%	553	1,127	(574)	-51%
Unrealized	2,955	(977)	3,932	N/M	8,313	2,806	5,507	196%

Total Compensation and Benefits	35,496	25,767	9,729	38%	69,811	51,063	18,748	37%
Other Operating Expenses	16,075	12,353	3,722	30%	29,083	23,638	5,445	23%

Total Expenses	51,571	38,120	13,451	35%	98,894	74,701	24,193	32%

Economic Net Income	$32,917	$25,638	$7,279	28%	$91,036	$78,284	$12,752	16%

Revenues

Revenues were $84.5 million for the three months ended June 30, 2011, an increase of $20.7 million compared to the three months ended June 30, 2010. The increase in revenues was primarily attributed to an increase of $13.6 million in Total Management Fees to $80.0 million and an increase of $5.7 million in Performance Fees to $4.1 million.

Total Management Fees were $80.0 million for the three months ended June 30, 2011, an increase of $13.6 million compared to $66.3 million for the three months ended June 30, 2010. Base Management Fees were $79.3 million for the three months ended June 30, 2011, an increase of $13.8 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 29% from the prior year period, which was primarily from net inflows.

Performance Fees were $4.1 million for the three months ended June 30, 2011, an increase of $5.7 million compared to $(1.6) million for the three months ended June 30, 2010. The performance of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds was slightly positive for the second quarter of 2011. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenues were $189.9 million for the six months ended June 30, 2011, an increase of $36.9 million compared to the six months ended June 30, 2010. The increase in revenues was primarily attributed to an increase of $25.2 million in Total Management Fees to $156.2 million and an increase of $13.3 million in Performance Fees to $24.3 million.

Total Management Fees were $156.2 million for the six months ended June 30, 2011, an increase of $25.2 million compared to $131.0 million for the six months ended June 30, 2010. Base Management Fees were $154.9 million for the six months ended June 30, 2011, an increase of $25.5 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 29% from the prior year period, which was primarily from net inflows and market appreciation.

Performance Fees were $24.3 million for the six months ended June 30, 2011, an increase of $13.3 million compared to $11.0 million for the six months ended June 30, 2010. Investment Income was $8.5 million for the six months ended June 30, 2011, down slightly from the prior year period. The appreciation of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds was 1.5% for the first half of 2011. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Expenses

Expenses were $51.6 million for the three months ended June 30, 2011, an increase of $13.5 million compared to the three months ended June 30, 2010. The $13.5 million increase was primarily attributed to a $9.7 million increase in Total Compensation and Benefits and a $3.7 million increase in Other Operating Expenses. Compensation was $32.3 million for the three months ended June 30, 2011, an increase of $5.9 million, compared to $26.4 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $3.7 million to $16.1 million for the three months ended June 30, 2011, compared to $12.4 million for the three months ended June 30, 2010 primarily due to an increase in professional fees related to the growth of the business and other expenses.

Expenses were $98.9 million for the six months ended June 30, 2011, an increase of $24.2 million compared to the six months ended June 30, 2010. The $24.2 million increase was primarily attributed to a $18.7 million increase in Total Compensation and Benefits and a $5.4 million increase in Other Operating Expenses. Compensation was $60.9 million for the six months ended June 30, 2011, an increase of $13.8 million, compared to $47.1 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $5.4 million to $29.1 million for the six months ended June 30, 2011, compared to $23.6 million for the six months ended June 30, 2010, primarily due to an increase in professional fees related to the growth of the business and other expenses.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$35,847,002	$28,902,220	$33,159,795	$27,451,309
Inflows, including Commitments	2,201,583	1,431,199	4,654,003	2,598,880
Outflows, including Distributions	(585,403)	(1,096,626)	(973,429)	(1,387,989)
Market Appreciation (Depreciation)	(218,673)	(404,476)	404,140	170,117

Balance, End of Period	$37,244,509	$28,832,317	$37,244,509	$28,832,317

Increase (Decrease)	$1,397,507	$(69,903)	$4,084,714	$1,381,008
Increase (Decrease)	4%	0%	12%	5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$39,542,086	$30,322,510	$34,587,292	$28,799,326
Inflows, including Commitments	1,919,856	1,451,543	6,641,032	2,657,024
Outflows, including Distributions	(695,179)	(1,171,103)	(1,103,213)	(1,476,848)
Market Appreciation (Depreciation)	(188,544)	(426,019)	453,108	197,429

Balance, End of Period	$40,578,219	$30,176,931	$40,578,219	$30,176,931

Increase (Decrease)	$1,036,133	$(145,579)	$5,990,927	$1,377,605
Increase (Decrease)	3%	0%	17%	5%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of June 30,		As of June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
BAAM Managed Funds (b)	$19,240,439	$13,686,770	69%	25%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at June 30, 2011 the incremental appreciation needed for the 31% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $331.6 million, a decrease of $356.0 million, or 51.8%, compared to $687.6 million at June 30, 2010. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of June 30, 2011, 57% were within 5% of reaching their respective High Water Mark and / or Hurdle.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $37.2 billion at June 30, 2011, an increase of $1.4 billion, or 4%, compared to $35.8 billion at March 31, 2011. The change was primarily due to inflows of $2.2 billion primarily from BAAM’s commingled and customized investment products and long only solutions business, partially offset by outflows of $585.4 million. Outflows within the Hedge Funds Solutions segment are generally the result of the liquidity needs of our limited partners. BAAM had net inflows of $1.8 billion from July 1 through August 1, 2011.

Fee-Earning Assets Under Management were $37.2 billion at June 30, 2011, an increase of $4.1 billion, or 12%, compared to $33.2 billion at December 31, 2010. The change was primarily due to inflows of $4.7 billion primarily from BAAM’s commingled and customized investment products and long only solutions business.

Assets Under Management

Assets Under Management were $40.6 billion at June 30, 2011, an increase of $1.0 billion, or 3%, compared to $39.5 billion at March 31, 2011. The change was primarily due to inflows of $1.9 billion primarily from BAAM’s hedge fund manager seeding platform, commingled and customized investment products and long only solutions business.

Assets Under Management were $40.6 billion at June 30, 2011, an increase of $6.0 billion, or 17%, compared to $34.6 billion at December 31, 2010. The change was primarily due to inflows of $6.6 billion primarily from BAAM’s hedge fund manager seeding platform, commingled and customized investment products and long only solutions business.

Composite Returns

Composite returns information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The composite returns information reflected in this discussion and analysis is not indicative of the performance of The Blackstone Group L.P. and is also not necessarily indicative of the future results of any particular fund. An investment in The Blackstone Group L.P. is not an investment in any of our funds or composites. There can be no assurance that any of our funds or composites or our other existing and future funds or composites will achieve similar returns.

The following table presents the return information of the BAAM Managed Funds, Core Fund Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Net Returns (a)
									Periods Ended June 30, 2011
	2011		2010		2011		2010		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	—	—	-1%	-1%	2%	1%	2%	1%	10%	9%	2%	1%	5%	4%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s BAAM managed funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit Businesses

The following table presents our results of operations for our Credit Businesses segment:

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$57,420	$47,670	$9,750	20%	$112,021	$87,283	$24,738	28%
Transaction and Other Fees, Net	849	299	550	184%	1,594	835	759	91%
Management Fee Offsets	(105)	3	(108)	N/M	(123)	(686)	563	82%

Total Management Fees	58,164	47,972	10,192	21%	113,492	87,432	26,060	30%

Performance Fees
Realized	37,354	27,928	9,426	34%	47,079	27,569	19,510	71%
Unrealized	(7,246)	(15,239)	7,993	52%	78,057	49,741	28,316	57%

Total Performance Fees	30,108	12,689	17,419	137%	125,136	77,310	47,826	62%

Investment Income (Loss)
Realized	3,236	3,291	(55)	-2%	4,471	6,524	(2,053)	-31%
Unrealized	5,437	(3,444)	8,881	N/M	9,969	4,391	5,578	127%

Total Investment Income (Loss)	8,673	(153)	8,826	N/M	14,440	10,915	3,525	32%
Interest and Dividend Revenue	902	403	499	124%	1,355	1,076	279	26%
Other	(47)	(332)	285	86%	51	(791)	842	N/M

Total Revenues	97,800	60,579	37,221	61%	254,474	175,942	78,532	45%

Expenses
Compensation and Benefits
Compensation	34,170	26,982	7,188	27%	64,495	55,325	9,170	17%
Performance Fee Compensation
Realized	18,027	13,500	4,527	34%	23,322	12,941	10,381	80%
Unrealized	(5,188)	(5,618)	430	8%	40,014	31,918	8,096	25%

Total Compensation and Benefits	47,009	34,864	12,145	35%	127,831	100,184	27,647	28%
Other Operating Expenses	10,226	12,167	(1,941)	-16%	25,583	20,457	5,126	25%

Total Expenses	57,235	47,031	10,204	22%	153,414	120,641	32,773	27%

Economic Net Income	$40,565	$13,548	$27,017	199%	$101,060	$55,301	$45,759	83%

Revenues

Revenues were $97.8 million for the three months ended June 30, 2011, an increase of $37.2 million compared to the three months ended June 30, 2010. The increase in revenues was primarily attributed to increases of $17.4 million in Performance Fees, $10.2 million in Total Management Fees and $8.8 million in Investment Income.

Total Management Fees were $58.2 million for the three months ended June 30, 2011, an increase of $10.2 million from the prior year period. Base Management Fees were $57.4 million for the three months ended June 30, 2011, an increase of $9.8 million compared to the prior year period, primarily due to higher Fee-Earning Assets Under Management resulting from drawdowns from certain funds when management fees are only charged on invested capital and new capital raised for new and existing strategies.

Performance Fees were $30.1 million for the three months ended June 30, 2011, an increase of $17.4 million from the prior year period. The increase in Performance Fees was primarily attributable to steady performance across the Credit Businesses’ strategies. The appreciation of the underlying assets for Blackstone’s credit-oriented business was 1.8% for the flagship hedge funds, 4.3% for the mezzanine funds and 2.0% for the rescue lending funds for the second quarter of 2011. Investment Income also increased for the three months ended June 30, 2011 to $8.7 million, up $8.8 million from the prior year period.

The Realized Performance Fees for the three months ended June 30, 2011 of $37.4 million were driven primarily by realizations in the Credit Businesses’ mezzanine funds.

Revenues were $254.5 million for the six months ended June 30, 2011, an increase of $78.5 million compared to the six months ended June 30, 2010. The increase in revenues was primarily attributed to increases of $47.8 million in Performance Fees, $26.1 million in Total Management Fees, and $3.5 million in Investment Income.

Performance Fees were $125.1 million for the six months ended June 30, 2011, an increase of $47.8 million from the prior year period. The increase in Performance Fees was primarily attributable to strong performance across the Credit Businesses’ strategies. The appreciation of the underlying assets for Blackstone’s credit-oriented business was 9.9% for the flagship hedge funds, 14.2% for the mezzanine funds and 11.1% for the rescue lending funds for the first half of 2011.

The Realized Performance Fees for the six months ended June 30, 2011 of $47.1 million were driven primarily by realizations in the Credit Businesses’ mezzanine funds.

Total Management Fees were $113.5 million for the six months ended June 30, 2011, an increase of $26.1 million from the prior year period. Base Management Fees were $112.0 million for the six months ended June 30, 2011, an increase of $24.7 million compared to the prior year period, primarily due to higher Fee-Earning Assets Under Management.

Expenses

Expenses were $57.2 million for the three months ended June 30, 2011, an increase of $10.2 million, or 22%, compared to the three months ended June 30, 2010. The $10.2 million increase in expenses was primarily attributed to increases of $7.2 million in Compensation and $5.0 million in Performance Fee Compensation. Performance Fee Compensation was $12.8 million for the three months ended June 30, 2011, compared to $7.9 million for the prior year period. Compensation increased $7.2 million to $34.2 million for the three months ended June 30, 2011, compared to $27.0 million for the prior year period, primarily due to higher compensation accruals resulting from stronger base management fees and lower other operating expenses. Other Operating Expenses decreased $1.9 million to $10.2 million for the three months ended June 30, 2011, compared to $12.2 million for the prior year period. The decrease was primarily due to lower professional fees, partially offset by an increase in other operating expenses.

Expenses were $153.4 million for the six months ended June 30, 2011, an increase of $32.8 million, or 27%, compared to the six months ended June 30, 2010. The $32.8 million increase in expenses was primarily attributed to increases of $18.5 million in Performance Fee Compensation, $9.2 million in Compensation and $5.1 million in Other Operating Expenses. Performance Fee Compensation was $63.3 million for the six months ended June 30, 2011, compared to $44.9 million for the prior year period. The increase was primarily due to higher Performance Fees in the current quarter compared to the prior year period. Compensation increased $9.2 million to $64.5 million for the six months ended June 30, 2011, compared to $55.3 million for the prior year period, primarily due to higher compensation accruals resulting from stronger base management fees. Other Operating Expenses increased $5.1 million to $25.6 million for the six months ended June 30, 2011, compared to $20.5 million for the prior year period. The increase was primarily due to increases in U.K. occupancy related costs, higher professional fees, underwriting fees related to the launch of a new closed-end mutual fund, and technology consulting fees.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$25,838,878	$20,173,319	$25,337,158	$20,416,237
Inflows, including Commitments	3,468,704	4,468,809	4,502,501	4,709,010
Outflows, including Distributions	(1,320,664)	(810,776)	(2,257,380)	(1,302,859)
Market Appreciation (Depreciation)	72,539	(275,243)	477,178	(266,279)

Balance, End of Period	$28,059,457	$23,556,109	$28,059,457	$23,556,109

Increase	$2,220,579	$3,382,790	$2,722,299	$3,139,872
Increase	9%	17%	11%	15%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$31,475,397	$24,290,357	$31,052,368	$24,233,476
Inflows, including Commitments	3,686,847	5,807,129	4,501,066	6,222,973
Outflows, including Distributions	(1,558,987)	(1,112,205)	(2,650,702)	(1,683,606)
Market Appreciation (Depreciation)	187,836	(296,673)	888,361	(84,235)

Balance, End of Period	$33,791,093	$28,688,608	$33,791,093	$28,688,608

Increase	$2,315,696	$4,398,251	$2,738,725	$4,455,132
Increase	7%	18%	9%	18%

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$152,882	$264,092	$(111,210)	-42%	$307,180	$421,144	$(113,964)	-27%

As of June 30, 2011, 98% of the Fee-Earning Assets Under Management of $2.7 billion in the credit-oriented flagship hedge funds were above their respective high water marks compared to 89% of the Fee-Earning Assets Under Management of $2.5 billion as of June 30, 2010.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $28.1 billion at June 30, 2011, an increase of $2.2 billion, or 9%, compared to $25.8 billion at March 31, 2011. The increase was primarily due to inflows of $3.5 billion due principally to the acquisition of $2.2 billion of CLO vehicles during the quarter. Outflows of $1.3 billion during the quarter were principally due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Fee-Earning Assets Under Management were $28.1 billion at June 30, 2011, an increase of $2.7 billion, or 11%, compared to $25.3 billion at December 31, 2010. The increase was primarily due to inflows of $4.5 billion principally due to the acquisition of $2.2 billion of CLO vehicles in the second quarter of 2011, partially offset by outflows of $2.3 billion since December 31, 2010 principally due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Assets Under Management

Assets Under Management were $33.8 billion at June 30, 2011, an increase of $2.3 billion, or 7%, compared to $31.5 billion at March 31, 2011. The increase was primarily due to inflows of $3.7 billion principally due to the acquisition of $2.3 billion of CLO vehicles, partially offset by outflows of $1.6 billion. Outflows of $1.6 billion during the quarter were principally due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Assets Under Management were $33.8 billion at June 30, 2011, an increase of $2.7 billion, or 9%, compared to $31.1 billion at December 31, 2010. The increase was primarily due to inflows of $4.5 billion principally due to the acquisition of $2.3 billion of CLO vehicles, partially offset by outflows of $2.7 billion due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Limited Partner Capital Invested

For the three months ended June 30, 2011, Limited Partner Capital Invested was $152.9 million, a decrease of $111.2 million from $264.1 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, Limited Partner Capital Invested was $307.2 million, a decrease of $114.0 million from $421.1 million for the six months ended June 30, 2010.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2011

	2011		2010		2011		2010		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	2%	1%	0%	-0%	10%	8%	6%	4%	26%	20%	11%	7%	12%	8%	12%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit Businesses drawdown funds:

Fund (a)	Three Months Ended June 30,				Six Months Ended June 30,				Inception to Date

	2011		2010		2011		2010
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	4%	4%	5%	4%	14%	11%	11%	8%	22%	16%
Rescue Lending Funds (c)	2%	—	16%	8%	11%	6%	52%	24%	45%	25%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

The following table presents the investment record of the significant Credit Businesses drawdown funds from inception through June 30, 2011 for funds with open investment periods:

Fund (Investment Period)	Funds in the Investment Period
	Available Capital (b)	Total Investments					Realized / Partially Realized Investments (a)
		Total		Gross IRR	Net IRR (e)	MOIC (f)	Total		MOIC (f)
		Invested Capital (c)	Carrying Value (d)				Invested Capital (c)	Carrying Value (d) (g)
	(Dollars in Millions)						(Dollars in Millions)
Mezzanine Funds (Jul 2007/Jul 2012)	$793	$2,213	$2,926	22%	16%	1.3	$1,074	$1,564	1.5
Rescue Lending Funds (May 2009 / May 2013)	2,397	1,144	1,506	45%	25%	1.3	301	351	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(g)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $494.2 million.

As of June 30, 2011, the significant Credit Businesses drawdown funds that are in their investment period were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$102,243	$134,099	$(31,856)	-24%	$172,495	$210,667	$(38,172)	-18%
Transaction and Other Fees, Net	210	102	108	106%	216	103	113	110%

Total Advisory and Transaction Fees	102,453	134,201	(31,748)	-24%	172,711	210,770	(38,059)	-18%

Investment Income
Realized	226	(49)	275	N/M	323	138	185	134%
Unrealized	(15)	561	(576)	N/M	378	791	(413)	-52%

Total Investment Income	211	512	(301)	-59%	701	929	(228)	-25%
Interest and Dividend Revenue	1,723	1,268	455	36%	3,409	2,664	745	28%
Other	33	(342)	375	N/M	419	(1,274)	1,693	N/M

Total Revenues	104,420	135,639	(31,219)	-23%	177,240	213,089	(35,849)	-17%

Expenses
Compensation and Benefits
Compensation	73,968	76,152	(2,184)	-3%	130,129	130,644	(515)	-0%
Other Operating Expenses	19,967	17,316	2,651	15%	37,498	32,043	5,455	17%

Total Expenses	93,935	93,468	467	0%	167,627	162,687	4,940	3%

Economic Net Income	$10,485	$42,171	$(31,686)	-75%	$9,613	$50,402	$(40,789)	-81%

Revenues

Revenues were $104.4 million for the three months ended June 30, 2011, a decrease of $31.2 million, or 23%, compared to $135.6 million for the three months ended June 30, 2010. The decrease in revenues was driven primarily by decreases in Blackstone’s restructuring and reorganization business and Blackstone’s fund placement business, offset by an increase in Blackstone Advisory Partners’ business. The decrease in Blackstone’s restructuring and reorganization business was due to a decline from near-peak revenue levels in the second quarter of 2010, due to an improving economy and continued strength in the credit markets. The decrease in fees earned by Blackstone’s fund placement business was primarily due to the timing of closings. The increase in Blackstone Advisory Partners’ business was due to an increase in the size of transactions completed compared to the prior year period.

Revenues were $177.2 million for the six months ended June 30, 2011, a decrease of $35.8 million, or 17%, compared to $213.1 million for the six months ended June 30, 2010. The decrease in revenues was driven primarily by decreases in Blackstone’s restructuring and reorganization business and Blackstone Advisory Partners’ business, offset by an increase in Blackstone’s fund placement business. The decrease in Blackstone’s restructuring and reorganization business was due to the same reasons described above. The decrease in Blackstone Advisory Partners’ business was principally driven by a decrease in the number of transactions completed compared to the prior year period. The increase in fees earned by Blackstone’s fund placement business was because fund-raising of capital from institutional investors for alternative investment products improved compared to the prior year period.

Expenses

Expenses were $93.9 million for the three months ended June 30, 2011, relatively flat compared to $93.5 million for the three months ended June 30, 2010. Compensation and Benefits decreased $2.2 million over the three months ended June 30, 2010, principally due to decreases in compensation expense in our restructuring and reorganization business, partially offset by an increase in such costs in our fund placement business and Blackstone Advisory Partners’ business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $2.7 million over the three months ended June 30, 2010, principally due to increases in all non-compensation expenses.

Expenses were $167.6 million for the six months ended June 30, 2011, an increase of $4.9 million, or 3%, compared to $162.7 million for the six months ended June 30, 2010. Compensation and Benefits remained relatively flat compared to the six months ended June 30, 2010, principally due to decreases in compensation expense in our restructuring and reorganization business and Blackstone Advisory Partners’ business, partially offset by an increase in such costs in our fund placement business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $5.5 million over the six months ended June 30, 2010, principally due to increases in all non-compensation expenses.

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

Total assets were $22.3 billion as of June 30, 2011, an increase of $3.5 billion from December 31, 2010. The increase in total assets was primarily attributable to a $3.3 billion increase in Investments. Total liabilities were $13.0 billion as of June 30, 2011, an increase of $2.5 billion from December 31, 2010. The increase in total liabilities was primarily due to an increase in Loans Payable of $2.1 billion.

For the three months ended June 30, 2011, we had Total Fee Related Revenues of $528.1 million and related expenses of $390.8 million, generating Net Fee Related Earnings from Operations of $137.2 million and Distributable Earnings of $184.5 million. For the six months ended June 30, 2011, we had Total Fee Related Revenues of $966.7 million and related expenses of $736.3 million, generating Net Fee Related Earnings from Operations of $230.4 million and Distributable Earnings of $381.1 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of June 30, 2011, Blackstone had $434.8 billion in cash, $1.1 billion invested in Blackstone’s Treasury cash management strategies, $202.7 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $149.3 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$513,603	$417,451	$939,269	$780,072
Interest and Dividend Revenue (a)	9,283	6,930	18,731	15,620
Other (a)	1,128	(644)	3,387	(3,894)
Investment Income — Blackstone’s Treasury Cash Management Strategies (b)	4,038	5,062	5,340	8,727

Total Revenues	528,052	428,799	966,727	800,525

Expenses
Compensation and Benefits — Compensation (a)	278,738	220,662	508,636	411,299
Other Operating Expenses (a)	99,363	88,160	202,338	161,183
Cash Taxes (c)	12,734	12,062	25,356	21,383

Total Expenses	390,835	320,884	736,330	593,865

Net Fee Related Earnings from Operations	137,217	107,915	230,397	206,660

Performance Fees, Net of Related Compensation
Performance Fees — Realized (a)	60,215	46,374	155,815	100,255
Compensation and Benefits — Performance Fee Compensation — Realized (a)	(27,711)	(22,879)	(42,254)	(30,620)

Total Performance Fees, Net of Compensation	32,504	23,495	113,561	69,635

Investment Income and Other
Investment Income (Loss) — Realized (a)	30,732	15,721	54,231	21,028
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (d)	(2,343)	512	(3,353)	(752)
Other Payables Including Payable Under Tax Receivable Agreement	(13,578)	(68)	(13,755)	(300)

Total Investment Income and Other	14,811	16,165	37,123	19,976

Distributable Earnings	$184,532	$147,575	$381,081	$296,271

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$248,796	$(636,928)	$366,010	$(864,599)
IPO and Acquisition-Related Charges (a)	424,483	749,930	846,344	1,476,652
Amortization of Intangibles (b)	44,905	40,822	89,079	80,334
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	92,548	67,647	163,604	(85,814)

Total Segments, Economic Net Income	810,732	221,471	1,465,037	606,573
Performance Fees Adjustment (d)	(673,058)	(25,636)	(1,273,855)	(211,850)
Investment Income (Loss) Adjustment (e)	(137,569)	(102,907)	(263,645)	(259,735)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (f)	4,038	5,062	5,340	8,727
Performance Fee Compensation and Benefits Adjustment (g)	145,808	21,987	322,876	84,328
Taxes Payable (h)	(12,734)	(12,062)	(25,356)	(21,383)

Net Fee Related Earnings from Operations	137,217	107,915	230,397	206,660
Realized Performance Fees (i)	32,504	23,495	113,561	69,635
Realized Investment Income (Loss) (j)	30,732	15,721	54,231	21,028
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(2,343)	512	(3,353)	(752)
Other Payables Including Payable Under Tax Receivable Agreement	(13,578)	(68)	(13,755)	(300)

Distributable Earnings	$184,532	$147,575	$381,081	$296,271

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (l)	$170,856	$132,866	$297,522	$253,671

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.

(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Vehicles.
(d)	This adjustment removes from ENI the total segment amount of Performance Fees.
(e)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(f)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(g)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(h)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (h), and segment interest and segment depreciation and amortization. The cash taxes payable component of (h) was $12.7 million and $12.1 million for the three months ended June 30, 2011 and 2010, respectively. The cash taxes payable component of (h) was $25.4 million and $21.4 million for the six months ended June 30, 2011 and 2010, respectively. Interest was $13.1 million and $6.8 million for the three months ended June 30, 2011 and 2010, respectively. Interest was $25.8 million and $13.1 million for the six months ended June 30, 2011 and 2010, respectively. Depreciation and amortization was $7.8 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization was $16.0 million and $12.5 million for the six months ended June 30, 2011 and 2010, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2011 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$688,727	$688,727
BCP V	629,356	92,712
BCP IV	150,000	9,267
BCOM	50,000	5,074
BCTP	4,575	815
RMB	6,860	6,603
Woori Blackstone Korea I	5,664	4,636
Real Estate Funds
BREP VI	750,000	124,618
BREP V	52,545	4,561
BREP International II	28,626	2,399
BREP IV	50,000	—
BREP International	20,000	—
BREP Europe III	100,000	91,002
BSSF II	43,033	11,691
BSSF I	6,992	—
CMBS Fund	4,010	—
BSSF G	2,500	1,075
BCRED	10,000	6,932
Hedge Fund Solutions
Strategic Alliance II	50,000	37,225
Strategic Alliance	50,000	2,291
Credit Businesses
BMezz II	17,692	3,165
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	6,745
Blackstone / GSO Capital Solutions	50,000	37,002
Other (a)	16,270	1,277
Other	134,000	17,000

Total	$2,994,094	$1,157,407

(a)	Represents capital commitments to a number of other Credit Businesses funds.

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

Although for calendar 2010 Blackstone distributed substantially all of its net after-tax annual Distributable Earnings, Blackstone’s current intention is to distribute to its common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of annual Distributable Earnings less the amount of its realized investment gains. This determination was made based on the continued pace of organic and inorganic growth and the potential for further strategic initiatives and the retained amount will be used for those purposes. The retained cash will be deducted from the fourth quarter distribution which is made in the first quarter of the ensuing calendar year. Distributions for the first three quarters will remain unchanged at $0.10 per unit. All distributions are subject to Blackstone’s discretion to retain additional amounts from the amount of annual Distributable Earnings to be distributed as described above.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the six months ended June 30, 2011, we repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.1 million. As of June 30, 2011, the amount remaining available for repurchases was $335.8 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of June 30, 2011, we had total partners’ capital of $8.5 billion, including $434.8 million in cash, $1.1 billion invested in Blackstone’s Treasury cash management strategies, $202.7 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $149.3 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

Included in our Treasury cash management strategies are reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. All of these positions are held in a separately managed portfolio. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles. The following table presents information regarding these financial instruments:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2011	$94.0	$77.2	$74.9
Balance, December 31, 2010	181.4	62.7	116.7
Six Months Ended June 30, 2011
Average Daily Balance	200.6	126.4	169.0
Maximum Daily Balance	369.4	250.7	346.2

Our private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than (a) for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 5% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

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

On private equity, real estate, and certain credit-oriented funds:

•	1.00% to 1.75% of committed capital during the commitment period,

•	0.75% to 1.50% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2.00% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.50% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.50% to 1.50% of fund assets.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as of April 1, 2010, July 20, 2010 and May 16, 2011, as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented within the Condensed Consolidated Statement of Financial Condition as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations have a corresponding adjustment to Appropriated Partners’ Capital.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2011 and December 31, 2010. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of June 30, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2011 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	July 1, 2011 to December 31, 2011	2012–2013	2014–2015	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$30,599	$111,456	$93,787	$254,420	$490,262
Purchase Obligations	9,474	10,094	2,181	—	21,749
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	31,625	126,500	126,500	266,490	551,115
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	594	9,835	5,040	—	15,469
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	137	170	11	—	318
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	—	86,844	1,168,592	8,162,152	9,417,588
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	73,557	293,578	250,493	576,305	1,193,933
Blackstone Funds Capital Commitments to Investee Funds (h)	23,332	—	—	—	23,332
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	52,448	156,485	1,132,278	1,341,211
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,157,407	—	—	—	1,157,407

Consolidated Contractual Obligations	1,326,725	690,925	1,803,089	11,391,645	15,212,384
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	—	(86,844)	(1,168,592)	(8,162,152)	(9,417,588)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(73,557)	(293,578)	(250,493)	(576,305)	(1,193,933)
Blackstone Funds Capital Commitments to Investee Funds (h)	(23,332)	—	—	—	(23,332)

Blackstone Operating Entities Contractual Obligations	$1,229,836	$310,503	$384,004	$2,653,188	$4,577,531

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
(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of June 30, 2011, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2011, at spreads to market rates pursuant to the financing agreements, and range from 1.05% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2011, at spreads to market rates pursuant to the financing agreements, and range from 0.52% to 13.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $5.2 million as of June 30, 2011.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2011.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2011 and June 30, 2010, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, are as follows:

	As of June 30,
	2011	2010
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	32%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2011 and June 30, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects:

	June 30,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$44,862	$519,217	$229,113	$38,863	$169,788	$171,179

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$28,252,938	67%
Real Estate	29,098,238	93%
Hedge Fund Solutions	38,680,538	77%
Credit Businesses	11,793,404	49%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2011 and June 30, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	June 30,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$9,381	$58,318	$33,769	$9,079	$35,572	$27,702

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2011 and June 30, 2010, and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2011	2010
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$4,742	$4,923

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements. We estimate that our investment income would decrease by $7.2 million, or 0.5% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $4.1 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $9.9 million, or 0.6% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements.

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

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint filed in the United States District Court for the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose (a) one private equity investment would be adversely affected by trends in mortgage default rates, particularly for sub-prime mortgage loans, (b) another private equity investment was adversely affected by the loss of an exclusive manufacturing agreement, and (c) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1).

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

In June 2011, three related suits were filed against Blackstone, various Blackstone entities including some of its private equity and real estate funds, and specified Blackstone personnel relating to the sale of Extended Stay Hotels in June 2007 by certain entities in which such Blackstone funds owned a significant equity interest (the “2007 Sale”). Other defendants in such suits include the buyer of Extended Stay, financial advisors to both the sellers and the buyer and specified lenders for the purchase of Extended Stay. Extended Stay subsequently filed for bankruptcy in 2009, at which time it was still owned by the buyer pursuant to the 2007 Sale. The suits, which are in the U.S. Bankruptcy Court for the Southern District of New York, were brought by a litigation trust for the benefit of creditors of Extended Stay and allege that Extended Stay was rendered insolvent by the 2007 Sale. One suit includes asserted claims of fraudulent conveyance and seeks to recover $2.1 billion allegedly transferred to the sellers in the 2007 Sale. The other two suits contain the same allegations as the first suit, assert claims for breach of fiduciary duty, unjust enrichment, illegal distributions and other claims, and seek $2.1 billion in compensatory damages and $6.3 billion in punitive damages.

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

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended June 30, 2011. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

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

Date: August 5, 2011

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)