Form 10-Q
period 2011-09-30
Blackstone Group L.P.
filed 2011-11-09
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 28, 2011 was 370,529,222. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 28, 2011 was 109,083,468.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2011	December 31, 2010
Assets
Cash and Cash Equivalents	$592,982	$588,621
Cash Held by Blackstone Funds and Other	1,066,613	790,399
Investments (including assets pledged of $210,154 and $62,670 at September 30, 2011 and December 31, 2010, respectively)	14,848,396	11,974,472
Accounts Receivable	441,671	495,893
Reverse Repurchase Agreements	194,931	181,425
Due from Affiliates	743,618	795,395
Intangible Assets, Net	678,291	779,311
Goodwill	1,703,602	1,703,602
Other Assets	330,975	293,194
Deferred Tax Assets	1,467,717	1,242,293

Total Assets	$22,068,796	$18,844,605

Liabilities and Partners’ Capital
Loans Payable	$9,412,191	$7,198,898
Due to Affiliates	1,944,273	1,762,287
Accrued Compensation and Benefits	1,035,342	821,568
Securities Sold, Not Yet Purchased	195,557	116,688
Repurchase Agreements	210,591	62,672
Accounts Payable, Accrued Expenses and Other Liabilities	698,583	629,135

Total Liabilities	13,496,537	10,591,248

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	723,948	600,836

Partners’ Capital
Partners’ Capital (common units: 482,011,358 issued and outstanding as of September 30, 2011; 416,092,022 issued and outstanding as of December 31, 2010)	4,181,368	3,888,211
Appropriated Partners’ Capital (Deficit)	(50,111)	470,583
Accumulated Other Comprehensive Income	1,845	4,302
Non-Controlling Interests in Consolidated Entities	1,337,180	870,908
Non-Controlling Interests in Blackstone Holdings	2,378,029	2,418,517

Total Partners’ Capital	7,848,311	7,652,521

Total Liabilities and Partners’ Capital	$22,068,796	$18,844,605

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

	September 30, 2011	December 31, 2010
Assets
Cash Held by Blackstone Funds and Other	$773,736	$707,622
Investments	9,000,078	7,424,329
Accounts Receivable	35,333	22,380
Due from Affiliates	35,925	30,182
Other Assets	27,569	19,823

Total Assets	$9,872,641	$8,204,336

Liabilities
Loans Payable	$8,348,099	$6,154,179
Due to Affiliates	347,299	304,969
Accounts Payable, Accrued Expenses and Other	252,666	330,675

Total Liabilities	$8,948,064	$6,789,823

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Management and Advisory Fees	$425,193	$362,521	$1,335,971	$1,123,403

Performance Fees
Realized	6,605	66,142	164,571	171,941
Unrealized	(462,902)	199,824	659,987	312,304

Total Performance Fees	(456,297)	265,966	824,558	484,245

Investment Income (Loss)
Realized	45,596	13,542	77,682	29,493
Unrealized	(145,990)	127,428	70,116	371,691

Total Investment Income (Loss)	(100,394)	140,970	147,798	401,184

Interest and Dividend Revenue	9,085	10,075	27,423	25,922
Other	(1,666)	4,468	1,721	573

Total Revenues	(124,079)	784,000	2,337,471	2,035,327

Expenses
Compensation and Benefits
Compensation	494,478	664,004	1,853,393	2,556,665
Performance Fee Compensation
Realized	10,542	24,962	52,797	55,582
Unrealized	(111,435)	104,324	169,188	158,032

Total Compensation and Benefits	393,585	793,290	2,075,378	2,770,279
General, Administrative and Other	124,929	114,291	380,433	341,853
Interest Expense	13,785	11,766	41,773	26,633
Fund Expenses	8,635	6,422	19,045	15,484

Total Expenses	540,934	925,769	2,516,629	3,154,249

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(329,399)	285,071	(449,244)	397,625

Income (Loss) Before Provision (Benefit) for Taxes	(994,412)	143,302	(628,402)	(721,297)
Provision (Benefit) for Taxes	(7,637)	(4,225)	95,412	24,802

Net Income (Loss)	(986,775)	147,527	(723,814)	(746,099)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(44,776)	23,623	(22,891)	47,171
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	(265,353)	242,723	(450,842)	320,816
Net Loss Attributable to Non-Controlling Interests in Blackstone Holdings	(402,079)	(74,461)	(104,455)	(755,031)

Net Loss Attributable to The Blackstone Group L.P.	$(274,567)	$(44,358)	$(145,626)	$(359,055)

Net Loss Per Common Unit — Basic and Diluted	$(0.56)	$(0.12)	$(0.31)	$(1.02)

Weighted-Average Common Units Outstanding — Basic and Diluted	487,189,657	370,101,582	470,551,727	352,794,385

Revenues Earned from Affiliates
Management and Advisory Fees	$56,900	$34,242	$245,854	$110,356

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net Loss	$(723,814)	$(746,099)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	603,613	(533,466)
Net Realized Gains on Investments	(468,588)	(140,095)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(66,607)	(352,506)
Unrealized Depreciation (Appreciation) on Hedge Activities	(1,544)	(4,060)
Non-Cash Performance Fees	(492,930)	(192,208)
Non-Cash Performance Fee Compensation	221,985	213,614
Equity-Based Compensation Expense	1,075,012	1,924,358
Amortization of Intangibles	124,764	121,206
Other Non-Cash Amounts Included in Net Income (Loss)	(4,559)	19,349
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	215,051	(48,376)
Cash Relinquished with Continuing Liquidation of Partnership	(666)	(3,136)
Accounts Receivable	87,655	(79,622)
Reverse Repurchase Agreements	(13,506)	(287,445)
Due from Affiliates	24,359	13,107
Other Assets	53,585	(47,374)
Accrued Compensation and Benefits	(15,460)	62,520
Securities Sold, Not Yet Purchased	75,907	262,395
Accounts Payable, Accrued Expenses and Other Liabilities	(233,579)	114,530
Repurchase Agreements	147,920	139,456
Due to Affiliates	(111,613)	(33,600)
Short Term Investments Purchased	(2,428,326)	(1,785,838)
Proceeds from Sale of Investments	2,256,425	1,390,991
Blackstone Funds Related:
Investments Purchased	(4,639,948)	(2,344,140)
Proceeds from Sale of Investments	5,073,303	2,652,554

Net Cash Provided by Operating Activities	758,439	316,115

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(25,963)	(30,587)
Net Cash Paid for Acquisition of Management Contracts	(23,744)	(21,898)
Changes in Restricted Cash	331	35

Net Cash Used in Investing Activities	(49,376)	(52,450)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(294,755)	$(77,039)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	742,940	117,896
Purchase of Interests from Certain Non-Controlling Interest Holders	(2,099)	(153)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(33,814)	(21,955)
Proceeds from Loans Payable	16,977	408,574
Repayment of Loans Payable	(27,981)	(34,207)
Distributions to Unitholders	(592,536)	(489,271)
Blackstone Funds Related:
Proceeds from Loans Payable	342,183	14,014
Repayment of Loans Payable	(855,601)	(93,099)

Net Cash Used in Financing Activities	(704,686)	(175,240)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16)	(24,292)

Net Increase in Cash and Cash Equivalents	4,361	64,133
Cash and Cash Equivalents, Beginning of Period	588,621	952,096

Cash and Cash Equivalents, End of Period	$592,982	$1,016,229

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$2,399	$2,966

Payments for Income Taxes	$40,147	$51,319

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(2,817)	$4,037

Net Assets Related to the Consolidation of CLO Vehicles	$73,984	$406,914

Reclassification of Capital Due to Non-Controlling Interest Holders	$—	$(60,197)

In-kind Redemption of Capital	$(2,433)	$—

In-kind Contribution of Capital	$2,433	$75,516

Notes Issuance Costs	$—	$2,000

Transfer of Interests to Non-Controlling Interest Holders	$1,924	$(15,927)

Change in The Blackstone Group L.P.’s Ownership Interest	$(6,245)	$(8,460)

Net Settlement of Vested Common Units	$107,365	$133,907

Conversion of Blackstone Holdings Units to Common Units	$217,275	$120,880

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(288,229)	$(184,831)

Due to Affiliates	$234,365	$150,416

Partners’ Capital	$53,864	$34,415

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. The Hedge Fund Solutions segment is comprised primarily of Blackstone Alternative Asset Management, an institutional solutions provider utilizing hedge funds across a variety of strategies, and the Indian-focused and Asian-focused closed-end mutual funds. The Credit Businesses segment, which is comprised principally of GSO Capital Partners LP (“GSO”), manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies. This change in Blackstone’s segment reporting aligns it to its management reporting and organization structure and is consistent with the manner in which resource deployment and compensation decisions are made. Blackstone’s segment results have been retrospectively presented for all periods reported.

•

As of March 31, 2011, Blackstone elected to aggregate changes in assets and liabilities relating to hedging activities within Unrealized Depreciation (Appreciation) on Hedge Activities in the Condensed Consolidated Statements of Cash Flows. Previously, amounts relating to changes in hedging instruments had been presented in Cash Flows Due to Changes in Operating Assets and Liabilities — Other Assets. The reclassification of amounts in 2010 had no impact on Net Cash Provided by Operating Activities.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Assets of consolidated VIEs that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of Blackstone are presented in a separate section in the Condensed Consolidated Statements of Financial Condition.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

Recent Accounting Developments

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance required additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the guidance required the reconciliation of beginning and ending balances be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The guidance also required enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, the guidance required an entity to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

in the roll forward of activity in Level III fair value measurements, which was effective for fiscal years beginning after December 15, 2010. Adoption of the guidance, including the gross presentation of activity in Level III, did not have a material impact on the Partnership’s financial statements.

In December 2010, the FASB issued enhanced guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance modified existing requirements under step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and required step two to be performed if it is more likely than not that a goodwill impairment exists. The guidance was effective for interim and annual reporting periods beginning after December 15, 2010. Adoption did not have a material impact on the Partnership’s financial statements.

In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specified that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the Partnership has not had any business combinations since January 2011, adoption did not have a material impact on the Partnership’s financial statements.

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

In May 2011, the FASB issued amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amended guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

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

In September 2011, the FASB issued enhanced guidance on testing goodwill for impairment. The amended guidance provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amended guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amended guidance includes examples of events or circumstances that an entity must consider in evaluating whether it is more likely than not that the fair value of reporting units is less than its carrying amount. The amended guidance no longer permits the carry forward of detailed calculations of a reporting unit’s fair value from a prior year. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Blackstone is evaluating the impact of the amended guidance on its annual and interim goodwill impairment tests. The amended guidance is not expected to have a material impact on the Partnership’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3.	ACQUISITION, GOODWILL AND INTANGIBLE ASSETS

Acquisition

On May 16, 2011, the Partnership, through GSO, completed the acquisition of management agreements relating to four collateralized loan obligation vehicles previously managed by Allied Irish Bank for net consideration of $23.4 million. The assets acquired are finite-lived contractual rights.

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

The carrying value of goodwill was $1.7 billion as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	September 30, 2011	December 31, 2010
Finite-Lived Intangible Assets / Contractual Rights	$1,394,026	$1,370,255
Accumulated Amortization	(715,735)	(590,944)

Intangible Assets, Net	$678,291	$779,311

Amortization expense associated with Blackstone’s intangible assets was $42.4 million and $124.8 million for the three and nine month periods ended September 30, 2011, respectively, and $40.9 million and $121.2 million for the three and nine month periods ended September 30, 2010, respectively.

Amortization of Intangible Assets held at September 30, 2011 is expected to be $167.1 million, $114.6 million, $63.1 million, $58.2 million, and $52.0 million for each of the years ending December 31, 2011, 2012, 2013, 2014, and 2015, respectively. Blackstone’s intangible assets as of September 30, 2011 are expected to amortize over a weighted-average period of 9.6 years.

4.	INVESTMENTS

Investment

Investments consist of the following:

	September 30, 2011	December 31, 2010
Investments of Consolidated Blackstone Funds	$10,161,033	$8,192,327
Equity Method Investments	2,042,710	1,921,665
Blackstone’s Treasury Cash Management Strategies	1,080,232	896,367
Performance Fees	1,535,637	937,227
Other Investments	28,784	26,886

	$14,848,396	$11,974,472

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $449.5 million and $500.2 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At September 30, 2011 and December 31, 2010, no investment exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

Net Gains (Losses) from Fund Investment Activities on the Condensed Consolidated Statements of Operations includes net realized gains (losses) from realizations and sales of investments and the net change in unrealized gains (losses) resulting from changes in the fair value of the consolidated Blackstone Funds’ investments. The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized Gains (Losses)	$121,297	$(40,063)	$228,052	$(60,500)
Net Change in Unrealized Gains (Losses)	(496,696)	296,049	(774,527)	387,571

	$(375,399)	$255,986	$(546,475)	$327,071

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(375,399)	$255,986	$(546,475)	$327,071
Interest, Dividend and Other Revenue Attributable to Consolidated Blackstone Funds	46,000	29,085	97,231	70,554

Other Income — Net Gains (Losses) from Fund Investment Activities	$(329,399)	$285,071	$(449,244)	$397,625

Equity Method Investments

The Partnership recognized net gains related to its equity method investments of $97.2 million and $343.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone evaluates each of its equity method investments to determine if any were significant. As of September 30, 2011, one investment met this criteria. The summarized financial information for this investment is shown below:

	Nine Months Ended September 30,
	2011	2010
Statements of Income
Interest Income	$251	$212
Other Income	34,401	—
Interest Expense	(315)	(387)
Other Expenses	(1,410)	(1,646)
Net Realized and Unrealized Gain from Investments	537,432	1,014,488

Net Income	$570,359	$1,012,667

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized Gains	$6,002	$1,080	$7,022	$2,652
Net Change in Unrealized Gains (Losses)	(746)	8,205	1,475	15,096

	$5,256	$9,285	$8,497	$17,748

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Performance Fees, December 31, 2010	$573,042	$65,477	$9,534	$289,174	$937,227
Change in Fair Value of Funds	25,152	676,413	1,890	97,491	800,946
Fund Cash Distributions	(85,353)	(33,446)	(10,506)	(73,231)	(202,536)

Performance Fees, September 30, 2011	$512,841	$708,444	$918	$313,434	$1,535,637

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Realized Gains (Losses)	$421	$36	$820	$978
Net Change in Unrealized Gains (Losses)	(22,292)	(335)	(21,000)	592

	$(21,871)	$(299)	$(20,180)	$1,570

5.	NET ASSET VALUE AS FAIR VALUE

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side-pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of September 30, 2011 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$205,680	$7,697	(a	)	(a	)
Credit Driven	194,979	1,980	(b	)	(b	)
Event Driven	119,239	—	(c	)	(c	)
Equity	251,179	—	(d	)	(d	)
Commodities	51,071	—	(e	)	(e	)

	$822,148	$9,677

(a)	Diversified Instruments include investments in hedge funds that invest across multiple strategies. Investments representing 98% of the value of the investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had elected to side-pocket 18% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated. The remaining 2% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 59% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 20% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. Investments representing 3% of the value in the credit driven category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 18% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 83% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 17% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts based on each contract’s fair value at the reporting date.

	September 30, 2011				December 31, 2010
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$57,820	$—	$—	$450,000	$26,192	$—	$—

Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	485,885	735	551,650	858	57,200	56	366,857	922
Foreign Currency Contracts	34,681	1,451	12,169	371	10,088	283	13,221	74
Credit Default Swaps	10,000	1,336	—	—	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	287,434	35,738	103,995	3,492	—	—	—	—
Interest Rate Contracts	81,109	6,113	162,500	12,425	—	—	—	—
Other	266	1	217	137	409	2	212	2

Freestanding Derivatives	899,375	45,374	830,531	17,283	67,697	341	380,290	998

Total	$1,349,375	$103,194	$830,531	$17,283	$517,697	$26,533	$380,290	$998

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$4,191	$2,065	$4,788	$6,704
Excluded from Assessment of Effectiveness	(10,490)	(7,639)	(10,864)	(9,743)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,558)	$(1,119)	$(3,578)	$(1,920)
Foreign Currency Contracts	944	(867)	137	363
Other	(43)	(35)	(65)	(160)

Total	$(1,657)	$(2,021)	$(3,506)	$(1,717)

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$3,822	$1,849	$6,007	$489
Foreign Currency Contracts	(19,075)	383	(15,087)	(76)
Credit Default Swaps	42	—	42	—
Other	(83)	87	(101)	64

Total	$(15,294)	$2,319	$(9,139)	$477

As of September 30, 2011 and December 31, 2010, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2011	December 31, 2010
Assets
Loans and Receivables	$65,186	$131,290
Assets of Consolidated CLO Vehicles
Corporate Loans	7,999,853	6,351,966
Corporate Bonds	140,436	157,997
Other	40,830	12,076

	$8,246,305	$6,653,329

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$7,869,252	$5,877,957
Subordinated Notes	790,962	555,632

	$8,660,214	$6,433,589

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2011		2010
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$50	$5,310	$(1,837)
Equity Securities	—	—	(349)	(501)
Assets of Consolidated CLO Vehicles
Corporate Loans	16,928	(453,095)	(8,133)	62,484
Corporate Bonds	65	(11,129)	(1,005)	9,695
Other	10,996	(16,205)	—	(2,171)

	$27,989	$(480,379)	$(4,177)	$67,670

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$1,915	$222,379	$(1,139)	$106,708
Subordinated Notes	(4,694)	(32,581)	—	(267)

	$(2,779)	$189,798	$(1,139)	$106,441

	Nine Months Ended September 30,
	2011		2010
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(237)	$5,695	$(101)
Debt Securities	—	—	(16)	—
Equity Securities	—	—	(350)	—
Assets of Consolidated CLO Vehicles
Corporate Loans	82,040	(486,816)	(14,935)	123,770
Corporate Bonds	2,214	(12,452)	(1,005)	3,255
Other	11,476	(12,077)	702	(2,469)

	$95,730	$(511,582)	$(9,909)	$124,455

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(5,798)	$(110,097)	$(2,513)	$105,194
Subordinated Notes	(4,694)	(100,285)	—	(87,423)

	$(10,492)	$(210,382)	$(2,513)	$17,771

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents for those financial instruments on which the fair value option was elected, the uncollected principal balance on the financial instruments that exceeded the fair value and the fair value and principal balance on the financial instruments that were past due:

	As of September 30, 2011			As of December 31, 2010
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$1,214	$—	$—	$1,391	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(762,368)	11,059	(24,138)	(244,233)	5,393	(2,164)
Corporate Bonds	(14,438)	8,057	(3,409)	(1,545)	5,630	(2,082)

	$(775,592)	$19,116	$(27,547)	$(244,387)	$11,023	$(4,246)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of September 30, 2011 and December 31, 2010, no Loans and Receivables on which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$5,549	$816,599	$822,148
Equity Securities	72,414	22,053	135,947	230,414
Partnership and LLC Interests	37,296	—	532,444	569,740
Debt Instruments	100	348,075	9,437	357,612
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,638,311	319,691	7,958,002
Corporate Bonds	—	140,436	—	140,436
Freestanding Derivatives — Foreign Currency Contracts	—	35,738	—	35,738
Freestanding Derivatives — Interest Rate Contracts	—	6,113	—	6,113
Other	—	36,543	4,287	40,830

Total Investments of Consolidated Blackstone Funds	109,810	8,232,818	1,818,405	10,161,033
Blackstone’s Treasury Cash Management Strategies	303,887	776,145	200	1,080,232
Money Market Funds	163,417	—	—	163,417
Freestanding Derivatives
Interest Rate Contracts	628	107	—	735
Foreign Currency Contracts	—	1,451	—	1,451
Credit Default Swaps	—	1,336	—	1,336
Derivative Instruments Used as Fair Value Hedges	—	57,820	—	57,820
Loans and Receivables	—	—	65,186	65,186
Other Investments	9,020	649	19,115	28,784

	$586,762	$9,070,326	$1,902,906	$11,559,994

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$7,869,252	$7,869,252
Subordinated Notes	—	—	790,962	790,962
Freestanding Derivatives — Foreign Currency Contracts	—	3,492	—	3,492
Freestanding Derivatives — Interest Rate Contracts	—	12,425	—	12,425
Freestanding Derivatives
Interest Rate Contracts	553	305	—	858
Foreign Currency Contracts	—	371	—	371
Securities Sold, Not Yet Purchased	761	194,796	—	195,557

	$1,314	$211,389	$8,660,214	$8,872,917

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$2,333	$723,583	$725,916
Equity Securities	133,483	24,007	136,614	294,104
Partnership and LLC Interests	—	—	500,162	500,162
Debt Instruments	107	138,518	11,481	150,106
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,131,106	220,860	6,351,966
Corporate Bonds	—	157,997	—	157,997
Other	—	2,405	9,671	12,076

Total Investments of Consolidated Blackstone Funds	133,590	6,456,366	1,602,371	8,192,327
Blackstone’s Treasury Cash Management Strategies	442,700	453,667	—	896,367
Money Market Funds	165,957	—	—	165,957
Freestanding Derivatives
Interest Rate Contracts	13	43	—	56
Foreign Currency Contracts	—	283	—	283
Derivative Instruments Used as Fair Value Hedges	—	26,192	—	26,192
Loans and Receivables	—	—	131,290	131,290
Other Investments	6,852	362	19,672	26,886

	$749,112	$6,936,913	$1,753,333	$9,439,358

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$5,877,957	$5,877,957
Subordinated Notes	—	—	555,632	555,632
Freestanding Derivatives
Interest Rate Contracts	19	903	—	922
Foreign Currency Contracts	—	74	—	74
Securities Sold, Not Yet Purchased	531	116,157	—	116,688

	$550	$117,134	$6,433,589	$6,551,273

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including its investments in CLO vehicles and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

There were no significant transfers between Level I and Level II during the three months ended September 30, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of September 30, 2011:

Valuation Methodology	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Third-Party Fund Managers	—	—	41%	—	41%
Specific Valuation Metrics	14%	24%	1%	20%	59%

	14%	24%	42%	20%	100%

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

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2011				2010
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$1,837,853	$127,108	$138,713	$2,103,674	$1,414,606	$26,844	$18,875	$1,460,325
Transfer In Due to Consolidation and Acquisition (a)	13,506	—	—	13,506	200	—	—	200
Transfer In to Level III (b)	120,184	—	—	120,184	11,526	—	—	11,526
Transfer Out of Level III (b)	(13,153)	—	—	(13,153)	(7,782)	—	—	(7,782)
Purchases	135,916	58,153	—	194,069	N/A	N/A	N/A	N/A
Sales	(178,082)	(120,315)	(118,175)	(416,572)	N/A	N/A	N/A	N/A
Settlements	—	(92)	—	(92)	N/A	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	N/A	(60,156)	(29,126)	(233)	(89,515)
Realized Gains (Losses), Net	39,601	—	947	40,548	(11,938)	5,310	(851)	(7,479)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(137,420)	332	(2,170)	(139,258)	126,132	(3,028)	(291)	122,813

Balance, End of Period	$1,818,405	$65,186	$19,315	$1,902,906	$1,472,588	$—	$17,500	$1,490,088

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30,
	2011				2010
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$1,602,371	$131,290	$19,672	$1,753,333	$1,192,464	$68,549	$46,578	$1,307,591
Transfer In Due to Consolidation and Acquisition (a)	23,076	—	—	23,076	227,794	—	—	227,794
Transfer In to Level III (b)	126,398	—	—	126,398	11,706	—	—	11,706
Transfer Out of Level III (b)	(129,330)	—	—	(129,330)	(28,329)	—	—	(28,329)
Purchases	526,796	184,243	117,200	828,239	N/A	N/A	N/A	N/A
Sales	(350,261)	(250,214)	(118,706)	(719,181)	N/A	N/A	N/A	N/A
Settlements	—	(1,391)	—	(1,391)	N/A	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	N/A	(145,720)	(74,244)	(29,701)	(249,665)
Realized Gains (Losses), Net	43,598	—	1,706	45,304	(29,331)	5,695	104	(23,532)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(24,243)	1,258	(557)	(23,542)	244,004	—	519	244,523

Balance, End of Period	$1,818,405	$65,186	$19,315	$1,902,906	$1,472,588	$—	$17,500	$1,490,088

	Level III Financial Liabilities at Fair Value
	Three Months Ended September 30,
	2011			2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$7,859,527	$706,649	$8,566,176	$5,483,483	$443,847	$5,927,330
Transfer In Due to Consolidation and Acquisition (a)	625,480	57,170	682,650	102,631	—	102,631
Issuances	360,007	42,026	402,033	N/A	N/A	N/A
Settlements	(640,049)	(31,033)	(671,082)	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	(55,875)	—	(55,875)
Realized Gains (Losses), Net	(1,915)	4,694	2,779	—	—	—
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(333,798)	11,456	(322,342)	(75,482)	2,297	(73,185)

Balance, End of Period	$7,869,252	$790,962	$8,660,214	$5,454,757	$446,144	$5,900,901

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value
	Nine Months Ended September 30,

	2011			2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$5,877,957	$555,632	$6,433,589	$—	$—	$—
Transfer In Due to Consolidation and Acquisition (a)	2,455,379	152,736	2,608,115	5,751,806	364,829	6,116,635
Issuances	360,411	42,026	402,437	N/A	N/A	N/A
Settlements	(875,322)	(43,513)	(918,835)	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	(79,085)	—	(79,085)
Realized Gains (Losses), Net	5,798	4,694	10,492	—	—	—
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	45,029	79,387	124,416	(217,964)	81,315	(136,649)

Balance, End of Period	$7,869,252	$790,962	$8,660,214	$5,454,757	$446,144	$5,900,901

N/A	Not applicable.
(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the application of consolidation guidance effective January 1, 2010 and as a result of the acquisition of management contracts on April 1, 2010, July 20, 2010 and May 16, 2011.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.	VARIABLE INTEREST ENTITIES

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Statements of Financial Condition were as follows:

	September 30, 2011			December 31, 2010
	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total
Assets
Cash Held by Blackstone Funds and Other	$647,597	$126,139	$773,736	$662,776	$44,846	$707,622
Investments	8,181,120	818,958	9,000,078	6,522,038	902,291	7,424,329
Accounts Receivable	35,127	206	35,333	21,669	711	22,380
Due from Affiliates	—	35,925	35,925	—	30,182	30,182
Other Assets	26,395	1,174	27,569	17,651	2,172	19,823

Total Assets	$8,890,239	$982,402	$9,872,641	$7,224,134	$980,202	$8,204,336

Liabilities
Loans Payable	$8,330,711	$17,388	$8,348,099	$6,144,490	$9,689	$6,154,179
Due to Affiliates	329,503	17,796	347,299	289,099	15,870	304,969
Accounts Payable, Accrued Expenses and Other	246,702	5,964	252,666	311,965	18,710	330,675

Total Liabilities	$8,906,916	$41,148	$8,948,064	$6,745,554	$44,269	$6,789,823

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

	September 30, 2011	December 31, 2010
Investments	$193,567	$89,743
Receivables	72,554	178,719

Total VIE Assets	266,121	268,462
VIE Liabilities	—	168
Potential Clawback Obligation	8,545	4,717

Maximum Exposure to Loss	$274,666	$273,347

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2011, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $194.8 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $194.8 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $210.2 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	BORROWINGS

On April 8, 2011, indirect subsidiaries of Blackstone entered into an amendment to the $1.02 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment extended the maturity date of the Credit Facility from March 23, 2013 to April 8, 2016. As of September 30, 2011, Blackstone had no outstanding borrowings under the Credit Facility.

The carrying value and fair value of the Blackstone issued notes as of September 30, 2011 and December 31, 2010 were:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,201	$401,680	$398,097	$398,097
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019	$650,786	$638,040	$612,814	$612,814

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At September 30, 2011 and December 31, 2010, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	September 30, 2011				December 31, 2010
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$8,513,974	1.68%		4.2	$6,466,794	1.33%		5.2
Subordinated Notes	1,170,076	(a	)	6.4	895,300	(a	)	7.7

	$9,684,050				$7,362,094

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes as of September 30, 2011 are amounts due to non-consolidated affiliates of $112.8 million and $300.0 million, respectively. The fair value of Senior Secured and Subordinated Notes as of September 30, 2011 was $7.9 billion and $791.0 million, respectively, of which $109.4 million and $220.1 million represents the amounts due to affiliates.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2010 are amounts due to non-consolidated affiliates of $99.3 million and $293.4 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2010 was $5.9 billion and $555.6 million, respectively, of which $78.0 million and $211.1 million represents the amounts due to affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2011 and December 31, 2010, the fair value of the consolidated CLO assets was $8.9 billion and $7.2 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of September 30, 2011 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2011	$297	$—	$297
2012	7,849	13,489	21,338
2013	1,920	83,558	85,478
2014	5,041	350,607	355,648
2015	—	680,746	680,746
Thereafter	1,000,000	8,573,038	9,573,038

Total	$1,015,107	$9,701,438	$10,716,545

12.	INCOME TAXES

Blackstone’s effective tax rate was 0.77% and (2.95)% for the three months ended September 30, 2011 and 2010, respectively, and (15.18)% and (3.44)% for the nine months ended September 30, 2011 and 2010, respectively. Blackstone’s income tax provision was a benefit of $7.6 million and a benefit of $4.2 million for the three months ended September 30, 2011 and 2010, respectively, and an expense of $95.4 million and an expense of $24.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Blackstone’s effective tax rate for the three and nine months ended September 30, 2011 and 2010 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

13.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2011 and September 30, 2010 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income (Loss) Attributable to The Blackstone Group L.P.	$(274,567)	$(44,358)	$(145,626)	$(359,055)

Net (Loss) Per Common Unit	$(0.56)	$(0.12)	$(0.31)	$(1.02)

Total Weighted-Average Common Units Outstanding	487,189,657	370,101,582	470,551,727	352,794,385

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-Average Unvested Deferred Restricted Common Units	20,767,022	23,636,653	23,121,018	26,542,362
Weighted-Average Blackstone Holdings Partnership Units	616,168,175	727,528,593	633,174,021	745,006,116

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

During the nine months ended September 30, 2011, Blackstone repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.1 million. The repurchase resulted in a decrease in Blackstone’s ownership interest in Blackstone Holdings equity of $1.7 million. As of September 30, 2011, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and nine months ended September 30, 2011, the Partnership recorded compensation expense of $240.1 million and $1.1 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $5.1 million and $13.8 million, respectively. For the three and nine months ended September 30, 2010, the Partnership recorded compensation expense of $457.4 million and $1.9 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $2.8 million and $7.4 million, respectively. As of September 30, 2011, there was $2.8 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,123,891,420 as of September 30, 2011. Total outstanding unvested phantom units were 218,583 as of September 30, 2011.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2011 and a summary of changes during the period January 1, 2011 through September 30, 2011 is presented below:

Unvested Units	Blackstone Holdings		The Blackstone Group L.P.
	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2010	149,225,318	$30.58	19,118,949	$21.00	225,841	$13.98
Granted	3,077,026	14.49	3,793,917	15.10	532	14.84
Vested	(49,803,927)	30.63	(4,298,032)	24.98	(2,842)	13.98
Forfeited	(9,339,015)	30.41	(1,163,904)	21.50	(4,948)	15.81

Balance, September 30, 2011	93,159,402	$30.04	17,450,930	$18.69	218,583	$12.62

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2011, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	86,866,268	3.6
Deferred Restricted Blackstone Common Units and Options	14,508,043	2.9

Total Equity-Based Awards	101,374,311	3.5

Phantom Units	200,164	3.7

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of September 30, 2011 and December 31, 2010, Due from Affiliates and Due to Affiliates comprised the following:

	September 30, 2011	December 31, 2010
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$162,731	$180,672
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	230,283	169,413
Amounts Due from Portfolio Companies and Funds	169,268	175,872
Investments Redeemed in Non-Consolidated Funds of Funds	4,384	43,790
Management and Performance Fees Due from Non-Consolidated Funds of Funds	71,631	107,547
Payments Made on Behalf of Non-Consolidated Entities	95,675	81,689
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	9,646	36,412

	$743,618	$795,395

	September 30, 2011	December 31, 2010
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,301,227	$1,114,609
Accrual for Potential Repayment of Previously Received Performance Fees	261,956	273,829
Due to Note-Holders of Consolidated CLO Vehicles	329,502	274,020
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	22,136	77,362
Distributions Received on Behalf of Non-Consolidated Entities	18,704	15,970
Payments Made by Non-Consolidated Entities	10,748	6,497

	$1,944,273	$1,762,287

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of September 30, 2011 and December 31, 2010, the founder’s, other senior managing directors’ and employees’ investments aggregated $883.5 million and $832.8 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $(36.2) million and $60.4 million for the three months ended September 30, 2011 and 2010, respectively, and $95.6 million and $142.1 million for the nine months ended September 30, 2011 and 2010, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $56.9 million and $34.2 million for the three months ended September 30, 2011 and 2010, respectively. Management and Advisory Fees earned from affiliates totaled $245.9 million and $110.4 million for the nine months ended September 30, 2011 and 2010, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.6 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1.9 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2011. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1,301.2 million over the next 15 years. The after-tax net present value of these estimated payments totals $350.3 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of September 30, 2011 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $29.9 million as of September 30, 2011 which includes $9.8 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.2 million as of September 30, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Performance Fees

There were $103.5 million of segment level Performance Fees related to the hedge funds in the Hedge Fund Solutions, Credit Businesses and Real Estate segments through the period ended September 30, 2011 attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees were $103.5 million for the nine months ended September 30, 2011.

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

The following table presents the clawback obligations by segment:

	September 30, 2011			December 31, 2010
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$68,601	$122,430	$191,031	$62,534	$118,845	$181,379
Real Estate	30,624	40,301	70,925	30,623	61,827	92,450

Total	$99,225	$162,731	$261,956	$93,157	$180,672	$273,829

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2011, $492.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$85,534	$97,925	$79,355	$59,557	$—	$322,371
Advisory Fees	—	—	—	—	86,178	86,178
Transaction and Other Fees, Net	21,430	19,551	740	(26)	98	41,793
Management Fee Offsets	(6,498)	(880)	(258)	(67)	—	(7,703)

Total Management and Advisory Fees	100,466	116,596	79,837	59,464	86,276	442,639

Performance Fees
Realized	(17,966)	5,308	5,764	14,791	—	7,897
Unrealized	(270,014)	(120,176)	(19,861)	(55,125)	—	(465,176)

Total Performance Fees	(287,980)	(114,868)	(14,097)	(40,334)	—	(457,279)

Investment Income (Loss)
Realized	20,548	7,313	1,023	2,807	(44)	31,647
Unrealized	(121,688)	(26,060)	(10,034)	(7,800)	(171)	(165,753)

Total Investment Income (Loss)	(101,140)	(18,747)	(9,011)	(4,993)	(215)	(134,106)
Interest and Dividend Revenue	3,396	3,195	500	1,404	1,615	10,110
Other	141	(1,390)	18	(132)	(304)	(1,667)

Total Revenues	(285,117)	(15,214)	57,247	15,409	87,372	(140,303)

Expenses
Compensation and Benefits
Compensation	54,220	55,259	31,319	41,512	61,530	243,840
Performance Fee Compensation
Realized	(2,443)	2,251	2,257	8,478	—	10,543
Unrealized	(44,955)	(30,510)	(7,214)	(28,756)	—	(111,435)

Total Compensation and Benefits	6,822	27,000	26,362	21,234	61,530	142,948
Other Operating Expenses	27,588	23,495	14,421	11,210	20,218	96,932

Total Expenses	34,410	50,495	40,783	32,444	81,748	239,880

Economic Net Income	$(319,527)	$(65,709)	$16,464	$(17,035)	$5,624	$(380,183)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$66,077	$83,232	$69,305	$50,820	$—	$269,434
Advisory Fees	—	—	—	—	84,541	84,541
Transaction and Other Fees, Net	13,348	8,538	846	216	—	22,948
Management Fee Offsets	(91)	(401)	(163)	(19)	—	(674)

Total Management and Advisory Fees	79,334	91,369	69,988	51,017	84,541	376,249

Performance Fees
Realized	44,814	5,010	872	15,343	—	66,039
Unrealized	45,499	69,910	14,137	63,199	—	192,745

Total Performance Fees	90,313	74,920	15,009	78,542	—	258,784

Investment Income (Loss)
Realized	9,940	2,159	1,050	658	469	14,276
Unrealized	30,491	83,968	7,831	5,350	607	128,247

Total Investment Income (Loss)	40,431	86,127	8,881	6,008	1,076	142,523
Interest and Dividend Revenue	3,802	3,026	498	1,252	1,609	10,187
Other	1,061	2,330	270	330	477	4,468

Total Revenues	214,941	257,772	94,646	137,149	87,703	792,211

Expenses
Compensation and Benefits
Compensation	47,552	43,219	24,506	28,774	66,531	210,582
Performance Fee Compensation
Realized	10,783	1,806	3,313	9,060	—	24,962
Unrealized	18,306	46,182	5,075	34,760	—	104,323

Total Compensation and Benefits	76,641	91,207	32,894	72,594	66,531	339,867
Other Operating Expenses	26,359	18,584	12,388	9,669	17,253	84,253

Total Expenses	103,000	109,791	45,282	82,263	83,784	424,120

Economic Net Income	$111,941	$147,981	$49,364	$54,886	$3,919	$368,091

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$(140,303)	$16,224	(a)	$(124,079)	$792,211	$(8,211	)(a)	$784,000
Expenses	$239,880	$301,054	(b)	$540,934	$424,120	$501,649	(b)	$925,769
Other Income	$—	$(329,399	)(c)	$(329,399)	$—	$285,071	(c)	$285,071
Economic Net Income (Loss)	$(380,183)	$(614,229	)(d)	$(994,412)	$368,091	$(224,789	)(d)	$143,302

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30,
	2011	2010
Fund Management Fees and Performance Fees Eliminated in Consolidation	$(18,164)	$(4,764)
Fund Expenses Added in Consolidation	9,843	7,851
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(310,129)	266,347
Transaction-Related Other Income	(10,949)	15,637

Total Consolidation Adjustments and Reconciling Items	$(329,399)	$285,071

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2011	2010
Economic Net Income	$(380,183)	$368,091

Adjustments
Amortization of Intangibles	(45,665)	(40,872)
IPO and Acquisition-Related Charges	(258,435)	(438,568)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(310,129)	254,651

Total Consolidation Adjustments and Reconciling Items	(614,229)	(224,789)

Income (Loss) Before Provision (Benefit) for Taxes	$(994,412)	$143,302

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s five segments for the nine months ended September 30, 2011 and 2010:

	September 30, 2011 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$247,766	$290,831	$234,257	$171,578	$—	$944,432
Advisory Fees	—	—	—	—	258,673	258,673
Transaction and Other Fees, Net	109,125	90,382	2,328	1,568	314	203,717
Management Fee Offsets	(22,016)	(2,130)	(578)	(190)	—	(24,914)

Total Management and Advisory Fees	334,875	379,083	236,007	172,956	258,987	1,381,908

Performance Fees
Realized	65,785	28,733	7,324	61,870	—	163,712
Unrealized	(50,287)	677,386	2,833	22,932	—	652,864

Total Performance Fees	15,498	706,119	10,157	84,802	—	816,576

Investment Income (Loss)
Realized	41,476	21,626	15,219	7,278	279	85,878
Unrealized	(15,615)	72,678	(15,778)	2,169	207	43,661

Total Investment Income (Loss)	25,861	94,304	(559)	9,447	486	129,539
Interest and Dividend Revenue	10,098	9,472	1,488	2,759	5,024	28,841
Other	1,617	(15)	84	(81)	115	1,720

Total Revenues	387,949	1,188,963	247,177	269,883	264,612	2,358,584

Expenses
Compensation and Benefits
Compensation	177,168	185,378	92,264	106,007	191,659	752,476
Performance Fee Compensation
Realized	5,324	12,863	2,810	31,800	—	52,797
Unrealized	(10,182)	167,012	1,099	11,258	—	169,187

Total Compensation and Benefits	172,310	365,253	96,173	149,065	191,659	974,460
Other Operating Expenses	86,425	74,832	43,504	36,793	57,716	299,270

Total Expenses	258,735	440,085	139,677	185,858	249,375	1,273,730

Economic Net Income	$129,214	$748,878	$107,500	$84,025	$15,237	$1,084,854

Segment Assets	$4,199,920	$4,057,776	$834,493	$1,622,194	$684,178	$11,398,561

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$198,304	$249,208	$198,704	$138,103	$—	$784,319
Advisory Fees	—	—	—	—	295,208	295,208
Transaction and Other Fees, Net	61,687	13,459	2,525	1,051	103	78,825
Management Fee Offsets	(91)	(1,000)	(235)	(705)	—	(2,031)

Total Management and Advisory Fees	259,900	261,667	200,994	138,449	295,311	1,156,321

Performance Fees
Realized	92,095	27,277	4,010	42,912	—	166,294
Unrealized	67,028	102,418	21,954	112,940	—	304,340

Total Performance Fees	159,123	129,695	25,964	155,852	—	470,634

Investment Income
Realized	12,586	8,691	6,238	7,182	607	35,304
Unrealized	132,450	210,403	12,962	9,741	1,398	366,954

Total Investment Income	145,036	219,094	19,200	16,923	2,005	402,258
Interest and Dividend Revenue	9,958	7,922	1,326	2,328	4,273	25,807
Other	1,621	64	147	(461)	(797)	574

Total Revenues	575,638	618,442	247,631	313,091	300,792	2,055,594

Expenses
Compensation and Benefits Compensation	141,074	127,897	71,636	84,099	197,175	621,881
Performance Fee Compensation
Realized	16,916	12,225	4,440	22,001	—	55,582
Unrealized	14,354	69,118	7,881	66,678	—	158,031

Total Compensation and Benefits	172,344	209,240	83,957	172,778	197,175	835,494
Other Operating Expenses	79,467	50,521	36,026	30,126	49,296	245,436

Total Expenses	251,811	259,761	119,983	202,904	246,471	1,080,930

Economic Net Income	$323,827	$358,681	$127,648	$110,187	$54,321	$974,664

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2011 and 2010:

	September 30, 2011 and the Nine Months Then Ended				Nine Months Ended September 30, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,358,584	$(21,113	)(a)	$2,337,471	$2,055,594	$(20,267	)(a)	$2,035,327
Expenses	$1,273,730	$1,242,899	(b)	$2,516,629	$1,080,930	$2,073,319	(b)	$3,154,249
Other Income	$—	$(449,244	)(c)	$(449,244)	$—	$397,625	(c)	$397,625
Economic Net Income (Loss)	$1,084,854	$(1,713,256	)(d)	$(628,402)	$974,664	$(1,695,961	)(d)	$(721,297)
Total Assets	$11,398,561	$10,670,235	(e)	$22,068,796

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2011	2010
Fund Management Fees and Performance Fees Eliminated in Consolidation	$15,355	$(10,430)
Fund Expenses Added in Consolidation	22,459	18,631
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(473,733)	367,988
Transactional Other Income	(13,325)	21,436

Total Consolidation Adjustments and Reconciling Items	$(449,244)	$397,625

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2011	2010
Economic Net Income	$1,084,854	$974,664

Adjustments
Amortization of Intangibles	(134,744)	(121,206)
IPO and Acquisition-Related Charges	(1,104,779)	(1,915,220)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(473,733)	340,465

Total Consolidation Adjustments and Reconciling Items	(1,713,256)	(1,695,961)

Income (Loss) Before Provision for Taxes	$(628,402)	$(721,297)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—(Continued)

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.	SUBSEQUENT EVENTS

On October 6, 2011, Blackstone, through GSO, entered into an acquisition agreement for Harbourmaster Capital, a European secured bank loan manager based in Dublin, Ireland. The transaction is expected to close in early 2012 following regulatory and certain third party approvals. Harbourmaster Capital manages various credit products including CLO vehicles and certain of these CLOs may have to be consolidated which would have an impact on Blackstone’s Condensed Consolidated Statement of Financial Condition, Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows.

On November 4, 2011, the agreement of limited partnership of The Blackstone Group L.P. was amended to provide that the common units purchased by China Investment Corporation and its affiliates (“CIC”) subsequent to Blackstone’s IPO will no longer be non-voting. As a result, the 7.7 million non-voting units held by CIC that they purchased subsequent to the IPO will be identical to the units held by all other public unitholders. This amendment does not affect the 101,334,234 non-voting common units purchased by CIC at the time of Blackstone’s IPO, which common units remain non-voting.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2011
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$592,982	$—	$—	$592,982
Cash Held by Blackstone Funds and Other	145,795	920,818	—	1,066,613
Investments†	5,183,629	10,135,925	(471,158)	14,848,396
Accounts Receivable	395,129	46,542	—	441,671
Reverse Repurchase Agreements	194,931	—	—	194,931
Due from Affiliates	729,922	41,930	(28,234)	743,618
Intangible Assets, Net	678,291	—	—	678,291
Goodwill	1,703,602	—	—	1,703,602
Other Assets	306,565	27,691	(3,281)	330,975
Deferred Tax Assets	1,467,717	—	—	1,467,717

Total Assets	$11,398,563	$11,172,906	$(502,673)	$22,068,796

Liabilities and Partners’ Capital
Loans Payable	$1,064,093	$8,348,098	$—	$9,412,191
Due to Affiliates	1,601,759	397,360	(54,846)	1,944,273
Accrued Compensation and Benefits	1,035,342	—	—	1,035,342
Securities Sold, Not Yet Purchased	194,769	788	—	195,557
Repurchase Agreements	210,591	—	—	210,591
Accounts Payable, Accrued Expenses and Other Liabilities	306,735	398,171	(6,323)	698,583

Total Liabilities	4,413,289	9,144,417	(61,169)	13,496,537

Redeemable Non-Controlling Interests in Consolidated Entities	—	723,948	—	723,948

Partners’ Capital
Partners’ Capital	4,181,368	441,550	(441,550)	4,181,368
Appropriated Partners’ Capital	—	(50,111)	—	(50,111)
Accumulated Other Comprehensive Income	1,499	346	—	1,845
Non-Controlling Interests in Consolidated Entities	424,378	912,756	46	1,337,180
Non-Controlling Interests in Blackstone Holdings	2,378,029	—	—	2,378,029

Total Partners’ Capital	6,985,274	1,304,541	(441,504)	7,848,311

Total Liabilities and Partners’ Capital	$11,398,563	$11,172,906	$(502,673)	$22,068,796

†	Included within Investments of the Consolidated Operating Partnerships is $1.5 billion representing Performance Fees due from the Blackstone Funds.

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

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.*

The Asia Opportunities Fund L.P.

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

*	Consolidated as of September 30, 2011 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Real Estate. We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, three European focused real estate funds, and a number of real estate debt investment funds. In addition, in November 2010, we commenced our management of the Bank of America Merrill Lynch Asia real estate platform and in August 2011, we held our initial closing of our next opportunistic real estate fund, BREP VII. Our real estate funds have made significant investments in lodging, major urban office buildings and a variety of real estate operating companies. In addition, our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

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

•

Credit Businesses. Our Credit Businesses segment is comprised principally of GSO Capital Partners LP (“GSO”). GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds. GSO is a world-wide leader in credit oriented products.

•

Financial Advisory. Our Financial Advisory segment serves a diverse and global group of clients with financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate our revenues from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a “Carried Interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

Global equity markets declined sharply in the third quarter of 2011. The MSCI World Index fell 17% and volatility increased markedly. Equity fund outflows increased to levels not seen since late 2008, adding to technical pressures in global markets. In credit, high yield spreads meaningfully widened to levels well above their long-term average. Investor caution regarding Europe’s sovereign debt crisis and its impact on the regions’ banks increased, while a deterioration in global economic data increased concerns of slowing growth or another recession. While corporate earnings and liquidity have remained resilient, companies have been hesitant to hire, resulting in sustained high unemployment.

The operating and investment environment remained favorable during the third quarter of 2011. Despite the slowing economy, real estate fundamentals were stable across virtually every major sector, underpinned by a pronounced lack of new supply. In the investment markets, recent volatility in the public debt and equity markets resulted in a decline in disposition activity, as publicly traded REITs suspended acquisition programs due to the deterioration of their share prices in conjunction with the retreat of the major equity indices. While our disposition activity slowed, we continue to see attractive investment opportunities for our funds, with a growing number of distressed sellers with broken capital structures seeking to recapitalize or exit the market entirely, while potential investors with significant levels of readily available capital remain limited.

In the office sector, steady leasing activity coupled with virtually no new supply has allowed many of the major U.S. office markets to stabilize, and in some markets, such as midtown Manhattan, rents have grown significantly over the past 12 months. In the hospitality sector, although publicly traded lodging stocks declined by 20-30% during the third quarter, operating fundamentals remained steady, with U.S. RevPAR up 8% during the third quarter. The retail sector was also stable, supported by growth in U.S. retail sales and leasing demand from national tenants.

Blackstone’s businesses are materially affected by the global macroeconomic environment and conditions in the financial markets.

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

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, in some cases these entities are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income tax is reflected in the Condensed Consolidated Financial Statements.

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

In May 2010, the U.S. House of Representatives passed similar legislation that would have generally taxed, after 2010, income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent an ISPI would have been considered to be a qualified capital interest under the legislation. The interests we hold in entities that are entitled to receive Carried Interest would have likely been classified as ISPIs for purposes of this legislation. The legislation provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under this legislation would not be qualifying income under the tax rules applicable to publicly traded partnerships. Therefore, if similar legislation were to be enacted, we generally would be required to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations following such ten-year period. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives in May 2010. In September 2010, this previously considered legislation was reintroduced in the U.S. Senate. It is unclear whether or when the U.S. Congress will reconsider similar legislation or if enacted, what provision will be included in any final legislation.

On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of Carried Interest. The Obama administration supported the adoption of the May 2010 legislation or legislation that would similarly change the treatment of Carried Interest for U.S. federal income tax purposes. In its published revenue proposal for 2012, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax (which would be taxed at a higher rate than the proposed blended rate under the House legislation). President Obama reiterated his support for such a change during the course of the deficit reduction deliberations among the President and Congressional leaders from April through July 2011. The Obama administration proposed similar changes in its published revenue proposals for 2010 and 2011.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$425,193	$362,521	$62,672	17%	$1,335,971	$1,123,403	$212,568	19%

Performance Fees
Realized	6,605	66,142	(59,537)	-90%	164,571	171,941	(7,370)	-4%
Unrealized	(462,902)	199,824	(662,726)	N/M	659,987	312,304	347,683	111%

Total Performance Fees	(456,297)	265,966	(722,263)	N/M	824,558	484,245	340,313	70%

Investment Income (Loss)
Realized	45,596	13,542	32,054	N/M	77,682	29,493	48,189	163%
Unrealized	(145,990)	127,428	(273,418)	N/M	70,116	371,691	(301,575)	-81%

Total Investment Income (Loss)	(100,394)	140,970	(241,364)	N/M	147,798	401,184	(253,386)	-63%

Interest and Dividend Revenue	9,085	10,075	(990)	-10%	27,423	25,922	1,501	6%
Other	(1,666)	4,468	(6,134)	N/M	1,721	573	1,148	N/M

Total Revenues	(124,079)	784,000	(908,079)	N/M	2,337,471	2,035,327	302,144	15%

Expenses
Compensation and Benefits
Compensation	494,478	664,004	(169,526)	-26%	1,853,393	2,556,665	(703,272)	-28%
Performance Fee Compensation
Realized	10,542	24,962	(14,420)	-58%	52,797	55,582	(2,785)	-5%
Unrealized	(111,435)	104,324	(215,759)	N/M	169,188	158,032	11,156	7%

Total Compensation and Benefits	393,585	793,290	(399,705)	-50%	2,075,378	2,770,279	(694,901)	-25%
General, Administrative and Other	124,929	114,291	10,638	9%	380,433	341,853	38,580	11%
Interest Expense	13,785	11,766	2,019	17%	41,773	26,633	15,140	57%
Fund Expenses	8,635	6,422	2,213	34%	19,045	15,484	3,561	23%

Total Expenses	540,934	925,769	(384,835)	-42%	2,516,629	3,154,249	(637,620)	-20%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(329,399)	285,071	(614,470)	N/M	(449,244)	397,625	(846,869)	N/M

Income (Loss) Before Provision (Benefit) for Taxes	(994,412)	143,302	(1,137,714)	N/M	(628,402)	(721,297)	92,895	13%
Provision (Benefit) for Taxes	(7,637)	(4,225)	(3,412)	-81%	95,412	24,802	70,610	N/M

Net Income (Loss)	(986,775)	147,527	(1,134,302)	N/M	(723,814)	(746,099)	22,285	3%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(44,776)	23,623	(68,399)	N/M	(22,891)	47,171	(70,062)	N/M
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	(265,353)	242,723	(508,076)	N/M	(450,842)	320,816	(771,658)	N/M
Net Loss Attributable to Non- Controlling Interests in Blackstone Holdings	(402,079)	(74,461)	(327,618)	N/M	(104,455)	(755,031)	650,576	86%

Net Loss Attributable to The Blackstone Group L.P.	$(274,567)	$(44,358)	$(230,209)	N/M	$(145,626)	$(359,055)	$213,429	59%

N/M = not meaningful.

Revenues

Total Revenues were $(124.1) million for the three months ended September 30, 2011, a decrease of $908.1 million compared to Total Revenues for the three months ended September 30, 2010 of $784.0 million. The decrease in revenues was primarily driven by a decrease of $722.3 million in Performance Fees and a decrease of $241.4 million in Investment Income (Loss), partially offset by an increase of $62.7 million in Management and Advisory Fees. The decrease in Performance Fees across our investment segments was largely driven by the volatility in the public markets as a result of global economic uncertainty. In our Real Estate segment, a material portion of the decrease in Performance Fees was due to the reversal of previously recognized profit allocations, amplified by the “catch-up” provisions of the funds. The increase in Management and Advisory Fees was primarily attributable to (a) increases in transaction fees due to the continued increase in investment activity and base management fees earned from our management of the Bank of America Merrill Lynch Asia real estate platform within our Real Estate segment, (b) increases in management fees in our Private Equity segment, driven by fees generated from BCP VI and Blackstone Energy Partners (“BEP”) funds, which had their investment periods commence during the first and third quarters of 2011, respectively, and (c) increases in management fees in our Credit Businesses and Hedge Fund Solutions segments due to higher Fee-Earning Assets Under Management.

Total Revenues were $2.3 billion for the nine months ended September 30, 2011, an increase of $302.1 million compared to Total Revenues for the nine months ended September 30, 2010 of $2.0 billion. The increase in revenues was primarily attributable to an increase of $340.3 million in Performance Fees and an increase of $212.6 million in Management and Advisory Fees. The increase in Performance Fees was due to improved operating performance and projected cash flows resulting in the appreciation in fair value of the investments across our Real Estate carry funds and the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations. The increase in Management and Advisory Fees across all segments was attributed to (a) increases in transaction fees in our Real Estate segment, driven by the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011, and management fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform, (b) increases in management fees in our Private Equity segment driven by fees generated from BCP VI, which commenced its investment period during the first quarter of 2011, and one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings, and (c) increases in management fees in our Credit Businesses and Hedge Fund Solutions segments due to higher Fee-Earning Assets Under Management.

Expenses

Expenses were $540.9 million for the three months ended September 30, 2011, a decrease of $384.8 million, or 42%, compared to $925.8 million for the three months ended September 30, 2010. The decrease was primarily attributable to a decrease of $399.7 million across the components of Compensation and Benefits. Performance Fee Compensation decreased $230.2 million due to the reversals of Performance Fee accruals related to the decline in Performance Fees. Compensation decreased $169.5 million from the prior year period to $494.5 million primarily attributable to a decrease in equity-based compensation as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General, Administrative and Other expenses were $124.9 million for the current quarter, an increase of $10.6 million, driven primarily by the levels of business activity, revenue growth and headcount. Interest Expense increased $2.0 million in the current year quarter due to Blackstone’s issuance of its $400 million of senior notes in September 2010.

Expenses were $2.5 billion for the nine months ended September 30, 2011, a decrease of $637.6 million, or 20%, compared to $3.2 billion for the nine months ended September 30, 2010. The decrease was primarily attributable to a decrease of $694.9 million in Compensation and Benefits driven by a decrease in Compensation. Compensation decreased $703.3 million from the prior year period to $1.9 billion principally due to the absence of equity-based compensation expense discussed above. General, Administrative and Other expenses were $380.4 million for the current year period, an increase of $38.6 million driven by the same factors as for the quarterly period noted above. Interest Expense was $41.8 million for the current year, an increase of $15.1 million from the same period of 2010, due to the senior notes issuance noted above.

Other Income

Other Income (Loss) was $(329.4) million for the three months ended September 30, 2011, a decrease of $614.5 million compared to $285.1 million for the three months ended September 30, 2010. Other Income (Loss) is attributable to the non-controlling interest holders of the consolidated Blackstone Funds. The change was principally attributable to a decrease in the value of our consolidated CLO vehicles resulting from the general decline in the CLO market.

Other Income (Loss) was $(449.2) million for the nine months ended September 30, 2011, a decrease of $846.9 million compared to $397.6 million for the nine months ended September 30, 2010. Other Income (Loss) is attributable to the non-controlling interest holders of the consolidated Blackstone Funds. The change was principally driven by the same factors discussed above for the three month period.

Operating Metrics

The following table presents certain operating metrics for the three and nine months ended September 30, 2011 and 2010. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

	Fee-Earning Assets Under Management		Assets Under Management
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Private Equity	$37,006,024	$24,311,443	$42,967,159	$29,202,952
Real Estate	29,981,920	24,345,161	40,709,500	27,129,825
Hedge Fund Solutions	37,231,013	31,760,599	40,373,092	33,166,553
Credit Businesses	28,715,420	23,875,979	33,648,697	29,615,916

Balance, End of Period (a)	$132,934,377	$104,293,182	$157,698,448	$119,115,246

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$129,001,206	$101,419,981	$109,500,222	$96,096,997
Inflows, including Commitments (b)	10,841,668	3,359,978	36,052,964	12,143,128
Outflows, including Distributions (c)	(3,639,243)	(2,285,516)	(10,676,959)	(5,216,751)
Market Appreciation (Depreciation) (d)	(3,269,254)	1,798,739	(1,941,850)	1,269,808

Balance, End of Period (a)	$132,934,377	$104,293,182	$132,934,377	$104,293,182

Increase	$3,933,171	$2,873,201	$23,434,155	$8,196,185
Increase	3%	3%	21%	9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$158,703,173	$111,148,410	$128,123,920	$98,183,128
Inflows, including Commitments (b)	9,995,192	3,860,381	38,571,852	14,275,638
Outflows, including Distributions (c)	(4,727,376)	(2,170,385)	(12,001,012)	(6,187,812)
Market Appreciation (Depreciation) (d)	(6,272,541)	6,276,840	3,003,688	12,844,292

Balance, End of Period (a)	$157,698,448	$119,115,246	$157,698,448	$119,115,246

Increase (Decrease)	$(1,004,725)	$7,966,836	$29,574,528	$20,932,118
Increase (Decrease)	-1%	7%	23%	21%

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$4,435,209	$2,060,108	$2,375,101	115%	$9,502,293	$4,407,649	$5,094,644	116%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of September 30, 2011 include $502.2 million from a joint venture in which we are the minority interest holder.
(b)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(c)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $132.9 billion at September 30, 2011, an increase of $3.9 billion, or 3%, compared to $129.0 billion at June 30, 2011. Inflows of $10.8 billion were primarily related to (a) inflows of $4.3 billion in our Real Estate segment primarily related to the commencement of BREP VII in August 2011, (b) inflows of $2.8 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled and customized investment products and long only solutions business, (c) inflows of $2.3 billion in our Credit Businesses segment principally due to capital raised across its long only platform and capital deployed from its drawdown funds, and (d) inflows of $1.4 billion in our Private Equity segment primarily related to the first close in our BEP fund and from additional capital raised for our BCP VI fund. Outflows of $3.6 billion were primarily attributable to (a) outflows of $2.0 billion in our Real Estate segment primarily due to the end of BREP VI’s investment period, (b) outflows of $1.1 billion in our Credit Businesses segment, due primarily to deleveraging of certain CLO vehicles post their reinvestment periods, and (c) outflows of $375.2 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners. Net market depreciation of $3.3 billion was principally due to declines and increased volatility in the global markets.

Fee-Earning Assets Under Management were $132.9 billion at September 30, 2011, an increase of $23.4 billion, or 21%, compared to $109.5 billion at December 31, 2010. Inflows of $36.1 billion were primarily related to (a) inflows of $15.7 billion in our Private Equity segment primarily due to the commencement of the investment periods for the BCP VI, China and BEP funds, (b) inflows of $7.4 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled and customized investment products and long only solutions business, (c) inflows of $6.8 billion in our Credit Businesses segment primarily due to capital raised across its long only platform, including the acquisition of $2.2 billion of CLO vehicles in the second quarter of 2011, and capital deployed from its drawdown funds, (d) and inflows of $6.0 billion in our Real Estate segment primarily due to the deployment of $1.1 billion of fee-earning co-investment capital related to the acquisition of the U.S. assets of Centro and the commencement of BREP VII. Outflows of $10.7 billion were primarily attributable to (a) outflows of $3.3 billion in our Credit Businesses segment substantially due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds, (b) outflows of $3.1 billion in our Real Estate segment primarily due to realizations from the Bank of America Merrill Lynch Asia real estate platform and the end of BREP VI’s investment period, and (c) reductions of $2.9 billion in our Private Equity segment’s Fee-Earning Assets Under Management due for the most part to the end of BCP V’s investment period during the first quarter of 2011 and dispositions in funds which earn fees based on remaining invested capital. Net market depreciation of $1.9 billion was principally due to declines in global markets in the third quarter of 2011.

Assets Under Management

Assets Under Management were $157.7 billion at September 30, 2011, a decrease of $1.0 billion, or 1%, compared to $158.7 billion at June 30, 2011. Inflows of $10.0 billion were primarily related to (a) inflows of $4.2 billion in our Real Estate segment primarily related to the commencement of BREP VII, (b) inflows of $2.7 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products, and (c) inflows of $1.8 billion in our Credit Businesses segment driven by capital raised across its long only platform. Net market depreciation of $6.3 billion was principally due to the Private Equity and Hedge Fund Solutions segments, both of which were affected by the equity market declines. Outflows of $4.7 billion principally from our Private Equity and Credit Businesses segments were due to the same reasons noted in Fee-Earning Assets Under Management above.

Assets Under Management were $157.7 billion at September 30, 2011, an increase of $29.6 billion, or 23%, compared to $128.1 billion at December 31, 2010. Inflows of $38.6 billion were primarily related to (a) inflows of $16.4 billion in our Private Equity segment driven by the commencement of BCP VI’s investment period, (b) inflows of $9.4 billion in our Hedge Fund Solutions segment due to growth in the hedge fund manager seeding platform, long only commodities and equity replacement business and its commingled and customized investment products, (c) inflows of $6.5 billion in our Real Estate segment primarily due to the deployment of additional co-investment capital and the commencement of BREP VII, and (d) inflows of $6.3 billion in our Credit Businesses segment principally due to the acquisition of $2.3 billion of CLO vehicles and capital raised across its long only platform. Net market appreciation of $3.0 billion was due to appreciation in the Real Estate and Private Equity segments of $3.6 billion and $1.3 billion, respectively, and there was depreciation in the Hedge Fund Solutions segment of $2.1 billion. Private Equity and Real Estate benefited from improvements in the carrying values of their investments while Hedge Fund Solutions was affected by equity market declines. Outflows of $12.0 billion, principally from our Private Equity, Credit Businesses and Hedge Fund Solutions segments, were for the same reasons noted in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

Limited Partner Capital Invested was $4.4 billion for the three months ended September 30, 2011, an increase of $2.4 billion, or 115%, from $2.1 billion for the three months ended September 30, 2010. Limited Partner Capital Invested was $9.5 billion for the nine months ended September 30, 2011, an increase of $5.1 billion, or 116%, compared to $4.4 billion for the nine months ended September 30, 2010. The change for the nine month period primarily reflected an increase of $3.4 billion in our Real Estate segment, which was primarily related to increased investment activity by our investment funds and the acquisition of the U.S. assets of Centro.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$85,534	$66,077	$19,457	29%	$247,766	$198,304	$49,462	25%
Transaction and Other Fees, Net	21,430	13,348	8,082	61%	109,125	61,687	47,438	77%
Management Fee Offsets	(6,498)	(91)	(6,407)	N/M	(22,016)	(91)	(21,925)	N/M

Total Management Fees	100,466	79,334	21,132	27%	334,875	259,900	74,975	29%

Performance Fees
Realized	(17,966)	44,814	(62,780)	N/M	65,785	92,095	(26,310)	-29%
Unrealized	(270,014)	45,499	(315,513)	N/M	(50,287)	67,028	(117,315)	N/M

Total Performance Fees	(287,980)	90,313	(378,293)	N/M	15,498	159,123	(143,625)	-90%

Investment Income (Loss)
Realized	20,548	9,940	10,608	107%	41,476	12,586	28,890	N/M
Unrealized	(121,688)	30,491	(152,179)	N/M	(15,615)	132,450	(148,065)	N/M

Total Investment Income (Loss)	(101,140)	40,431	(141,571)	N/M	25,861	145,036	(119,175)	-82%
Interest and Dividend Revenue	3,396	3,802	(406)	-11%	10,098	9,958	140	1%
Other	141	1,061	(920)	-87%	1,617	1,621	(4)	-0%

Total Revenues	(285,117)	214,941	(500,058)	N/M	387,949	575,638	(187,689)	-33%

Expenses
Compensation and Benefits
Compensation	54,220	47,552	6,668	14%	177,168	141,074	36,094	26%
Performance Fee Compensation
Realized	(2,443)	10,783	(13,226)	N/M	5,324	16,916	(11,592)	-69%
Unrealized	(44,955)	18,306	(63,261)	N/M	(10,182)	14,354	(24,536)	N/M

Total Compensation and Benefits	6,822	76,641	(69,819)	-91%	172,310	172,344	(34)	-0%
Other Operating Expenses	27,588	26,359	1,229	5%	86,425	79,467	6,958	9%

Total Expenses	34,410	103,000	(68,590)	-67%	258,735	251,811	6,924	3%

Economic Net Income (Loss)	$(319,527)	$111,941	$(431,468)	N/M	$129,214	$323,827	$(194,613)	-60%

Revenues

Revenues were $(285.1) million for the three months ended September 30, 2011 compared to $214.9 million for the three months ended September 30, 2010, a decrease of $500.1 million. The decrease in revenues was attributable to decreases in Performance Fees and Investment Income of $378.3 million and $141.6 million, respectively, partially offset by an increase in Total Management Fees of $21.1 million.

Performance Fees, which are determined on a fund by fund basis, were $(288.0) million for the three months ended September 30, 2011, a decrease of $378.3 million, compared to $90.3 million for the three months ended September 30, 2010. The decrease was mostly driven by negative volatility in the public markets as a result of global economic uncertainty. The carrying value of the publicly held investments was reduced due to a significant drop in global equities markets during the quarter and lower values of foreign currencies in relation to the U.S. dollar. The public markets decline was not limited to any specific industry. The segment’s privately held investments declined in carrying value to a lesser extent due to continued strong operating performance of the underlying portfolio companies. For the first two quarters of 2011, the latest available quarterly financial information, growth in revenue and EBITDA of the portfolio companies averaged approximately 12% and 10%, respectively. Our Private Equity segment’s portfolio companies continue to exhibit generally positive revenue and earnings growth. Investment Income (Loss) was $(101.1) million compared to $40.4 million for the three months ended September 30, 2010, also due to public markets driving lower performance across all contributed funds, which depreciated 10.9% during the period. The lower performance results from the unrealized fair value of our investments and not from the dispositions of our holdings. At September 30, 2011, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.4 times investors’ original investments. On a realized/partially realized basis, this multiple was 2.3 times investors’ original investments for contributed funds.

Total Management Fees were $100.5 million for the three months ended September 30, 2011, an increase of $21.1 million compared to $79.3 million for the three months ended September 30, 2010, driven by higher Base Management Fees and Transaction and Other Fees but slightly reduced by Management Fee Offsets. Base Management Fees were $85.5 million for the three months ended September 30, 2011, an increase of $19.5 million compared to $66.1 million for the three months ended September 30, 2010, principally as a result of fees generated from BCP VI and BEP, which commenced their investment periods during the first and third quarters of 2011, respectively. Transaction and Other Fees were $21.4 million for the three months ended September 30, 2011, an increase of $8.1 million compared to $13.3 million for the three months ended September 30, 2010, principally as a result of fees earned from new investments made from our BCP VI and BEP funds. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Revenues were $387.9 million for the nine months ended September 30, 2011, a decrease of $187.7 million compared to $575.6 million for the nine months ended September 30, 2010. The decrease in revenues was attributed to decreases in Performance Fees and Investment Income of $143.6 million and $119.2 million, respectively, partially offset by an increase in Total Management Fees of $75.0 million.

Performance Fees, which are determined on a fund by fund basis, were $15.5 million for the nine months ended September 30, 2011, a decrease of $143.6 million, compared to $159.1 million for the nine months ended September 30, 2010, principally due to lower performance in the BCP IV portfolio driven by public holdings and depreciation of investments in the technology industry. Investment Income was $25.9 million, a decrease of $119.2 million, compared to $145.0 million for the nine months ended September 30, 2010, principally driven by BCP IV and BCP V which, despite having positive current period performance, had lower fund returns than for the comparative nine month period of 2010.

Total Management Fees were $334.9 million for the nine months ended September 30, 2011, an increase of $75.0 million compared to $259.9 million for the nine months ended September 30, 2010, driven by increased Base Management Fees and Transaction and Other Fees, partially offset by Management Fee Offsets. Base Management Fees were $247.8 million for the nine months ended September 30, 2011, an increase of $49.5 million compared to $198.3 million for the nine months ended September 30, 2010, principally as a result of fees generated from BCP VI, which commenced its investment period during the first quarter of 2011. Transaction and Other Fees were $109.1 million for the nine months ended September 30, 2011, an increase of $47.4 million compared to $61.7 million for the nine months ended September 30, 2010, principally as a result of one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings as well as fees generated from the increase in new investment activity. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $34.4 million for the three months ended September 30, 2011, a decrease of $68.6 million, compared to $103.0 million for the three months ended September 30, 2010. The $68.6 million decrease was primarily attributed to a $76.5 million decrease in Performance Fee Compensation, partially offset by a $6.7 million increase in Compensation. Performance Fee Compensation decreased as a result of the decreases in Performance Fees revenue described above. Compensation rose as a portion of it is related to the segment’s results, exclusive of Performance Fees and Investment Income. Other Operating Expenses were relatively flat compared to the prior year.

Expenses were $258.7 million for the nine months ended September 30, 2011, an increase of $6.9 million, compared to $251.8 million for the nine months ended September 30, 2010. The $6.9 million increase was primarily attributed to a $36.1 million increase in Compensation and a $7.0 million increase in Other Operating Expenses, partially offset by a $36.1 million decrease in Performance Fee Compensation. Performance Fee Compensation decreased as a result of the decreases in Performance Fees revenue. Compensation rose as a portion of it is related to the segment’s results, exclusive of Performance Fees and Investment Income. Other Operating Expenses increased $7.0 million to $86.4 million, principally due to interest expense.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$35,778,240	$25,190,195	$24,188,555	$24,521,394
Inflows, including Commitments	1,449,593	95,252	15,738,904	961,602
Outflows, including Distributions	(176,900)	(996,430)	(2,905,654)	(1,176,888)
Market Appreciation (Depreciation)	(44,909)	22,426	(15,781)	5,335

Balance, End of Period (a)	$37,006,024	$24,311,443	$37,006,024	$24,311,443

Increase (Decrease)	$1,227,784	$(878,752)	$12,817,469	$(209,951)
Increase (Decrease)	3%	-3%	53%	-1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$46,728,301	$28,360,282	$29,319,136	$24,758,992
Inflows, including Commitments	1,316,046	171,161	16,417,715	737,708
Outflows, including Distributions	(2,223,281)	(604,571)	(4,112,026)	(1,319,269)
Market Appreciation (Depreciation)	(2,853,907)	1,276,080	1,342,334	5,025,521

Balance, End of Period (a)	$42,967,159	$29,202,952	$42,967,159	$29,202,952

Increase (Decrease)	$(3,761,142)	$842,670	$13,648,023	$4,443,960
Increase (Decrease)	-8%	3%	47%	18%

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$1,414,734	$678,882	$735,852	108%	$2,735,022	$1,536,594	$1,198,428	78%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of September 30, 2011 include $502.2 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $37.0 billion at September 30, 2011, an increase of $1.2 billion, or 3%, compared with $35.8 billion at June 30, 2011. Inflows of $1.4 billion were from the first close in our BEP fund and from additional capital raised for our BCP VI fund. Inflows were also up as a result of investments and commitments made in funds that generate fees on invested capital. Outflows of $176.9 million were primarily a result of dispositions in BCP V. Market depreciation of $44.9 million in the third quarter of 2011 was primarily due to the impact of foreign exchange rates. Fee-Earning Assets Under Management increased $12.7 billion from $24.3 billion at September 30, 2010 to $37.0 billion at September 30, 2011 due to capital raised for our new funds, partially offset by the termination of BCP V’s investment period and the disposition of investments in funds that are in their post investment periods.

Fee-Earning Assets Under Management were $37.0 billion at September 30, 2011, an increase of $12.8 billion, or 53%, compared with $24.2 billion at December 31, 2010. Inflows of $15.7 billion were primarily due to the commencement of the investment periods for BCP VI, BEP and China funds, which have raised $14.3 billion, $0.7 billion, and $0.2 billion, respectively, of third party capital through September 30, 2011. Outflows of $2.9 billion were primarily a result of the end of BCP V’s investment period during the first quarter of 2011 and dispositions in funds which earn fees based on remaining invested capital. After the close of a fund’s investment period, management fees are based on invested capital and binding commitments to new investments. Market depreciation of $15.8 million was due primarily to the impact of foreign exchange rates.

Assets Under Management

Assets Under Management were $43.0 billion at September 30, 2011, a decrease of $3.8 billion, or 8%, compared with $46.7 billion at June 30, 2011. The decrease was primarily due to market depreciation in our existing portfolio of $2.9 billion and outflows of $2.2 billion resulting from dispositions of investments, partially offset by inflows of $1.3 billion driven by capital raised for our BCP VI and BEP funds.

Assets Under Management were $43.0 billion at September 30, 2011, an increase of $13.6 billion, or 47%, compared with $29.3 billion at December 31, 2010. The increase was primarily due to inflows of $16.4 billion driven mainly by the commencement of BCP VI’s investment period and market appreciation of $1.3 billion in our existing portfolio, partially offset by outflows of $4.1 billion resulting from the dispositions of investments and the termination of BCP V’s investment period during the first quarter of 2011.

Limited Partner Capital Invested

Limited Partner Capital Invested was $1.4 billion for the three months ended September 30, 2011, an increase of $735.9 million, compared to $678.9 million for the three months ended September 30, 2010. Limited Partner Capital Invested was $2.7 billion for the nine months ended September 30, 2011, an increase of $1.2 billion, compared to $1.5 billion for the nine months ended September 30, 2010. The increases were primarily attributable to an increase in new transaction and follow-on activity across various industries and all regions.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2011 Inception to Date
	2011		2010		2011		2010		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-21%	-20%	8%	8%	3%	2%	17%	16%	52%	38%	66%	51%
BCP V	-7%	-7%	5%	4%	2%	2%	31%	30%	1%	—	12%	8%
BCP VI (c)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A
BEP (c)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Returns for BCP VI and BEP are not meaningful as their investment periods commenced in January 2011 and August 2011, respectively.

The net internal rate of return for BCP IV for the quarter ended September 30, 2011 was lower compared to the returns in the same quarter last year, driven by our publicly held investments. The net internal rate of return for BCP V for the quarter ended September 30, 2011 was lower compared to the positive returns in the same quarter last year driven by our public investments and private holdings in the healthcare sector.

The following table presents the investment record of the significant private equity funds from inception through September 30, 2011 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total					Total
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	28%	19%	2.6	$679	$1,742	28%	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,256	50%	32%	2.5	1,292	3,256	50%	32%	2.5
BCP III (Aug 1997 / Nov 2002)	4,026	9,195	18%	14%	2.3	4,026	9,195	18%	14%	2.3
BCOM (June 2000 / Jun 2006)	2,145	2,895	14%	7%	1.3	1,215	2,149	27%	19%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,393	18,900	52%	38%	2.6	5,212	15,074	66%	51%	2.9
BCP V (Dec 2005 / Jan 2011)	19,448	20,186	1%	—	1.0	2,693	3,498	12%	8%	1.3

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $3.1 billion.

The following table presents the investment record of the significant private equity funds from inception through September 30, 2011 for funds with open investment periods:

	Funds in the Investment Period
	Available Capital (b)	Total Investments					Realized /Partially Realized Investments (a)
Fund (Investment Period)		Total		Gross IRR	Net IRR (e)	MOIC (f)	Total		Gross IRR	Net IRR (e)	MOIC (f)
		Invested Capital (c)	Carrying Value (d)				Invested Capital (c)	Carrying Value (d)
	(Dollars in Millions)						(Dollars in Millions)
BCP VI (Jan 2011 / Jan 2017)	$14,087	$620	$573	N/M	N/M	—	$—	$—	N/A	N/A	N/A
BEP (Aug 2011 / Aug 2017)	$602	$56	$50	N/M	N/M	—	$—	$—	N/A	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of September 30, 2011, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were deemed worthless. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of September 30, 2011:

	Available Capital (b)	Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period		Amount	% Change in Total Enterprise Value (c)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$1,667	$5,815	12%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$97,925	$83,232	$14,693	18%	$290,831	$249,208	$41,623	17%
Transaction and Other Fees, Net	19,551	8,538	11,013	129%	90,382	13,459	76,923	N/M
Management Fee Offsets	(880)	(401)	(479)	-119%	(2,130)	(1,000)	(1,130)	-113%

Total Management Fees	116,596	91,369	25,227	28%	379,083	261,667	117,416	45%

Performance Fees
Realized	5,308	5,010	298	6%	28,733	27,277	1,456	5%
Unrealized	(120,176)	69,910	(190,086)	N/M	677,386	102,418	574,968	N/M

Total Performance Fees	(114,868)	74,920	(189,788)	N/M	706,119	129,695	576,424	N/M

Investment Income (Loss)
Realized	7,313	2,159	5,154	N/M	21,626	8,691	12,935	149%
Unrealized	(26,060)	83,968	(110,028)	N/M	72,678	210,403	(137,725)	-65%

Total Investment Income (Loss)	(18,747)	86,127	(104,874)	N/M	94,304	219,094	(124,790)	-57%
Interest and Dividend Revenue	3,195	3,026	169	6%	9,472	7,922	1,550	20%
Other	(1,390)	2,330	(3,720)	N/M	(15)	64	(79)	N/M

Total Revenues	(15,214)	257,772	(272,986)	N/M	1,188,963	618,442	570,521	92%

Expenses
Compensation and Benefits
Compensation	55,259	43,219	12,040	28%	185,378	127,897	57,481	45%
Performance Fee Compensation
Realized	2,251	1,806	445	25%	12,863	12,225	638	5%
Unrealized	(30,510)	46,182	(76,692)	N/M	167,012	69,118	97,894	142%

Total Compensation and Benefits	27,000	91,207	(64,207)	-70%	365,253	209,240	156,013	75%
Other Operating Expenses	23,495	18,584	4,911	26%	74,832	50,521	24,311	48%

Total Expenses	50,495	109,791	(59,296)	-54%	440,085	259,761	180,324	69%

Economic Net Income (Loss)	$(65,709)	$147,981	$(213,690)	N/M	$748,878	$358,681	$390,197	109%

Revenues

Revenues were $(15.2) million for the three months ended September 30, 2011, a decrease of $273.0 million compared to $257.8 million for the three months ended September 30, 2010. The decrease in revenues was primarily attributed to a decrease of $189.8 million in Performance Fees and a decrease of $104.9 million in Investment Income, partially offset by a $25.2 million increase in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $(114.9) million for the three months ended September 30, 2011, a decrease of $189.8 million compared to $74.9 million for the three months ended September 30, 2010. Investment Income (Loss) was $(18.7) million for the three months ended

September 30, 2011, a decrease of $104.9 million compared to $86.1 million for the three months ended September 30, 2010. The decrease in Performance Fees and Investment Income (Loss) was primarily related to the decline in the public markets, which impacted the segment’s public stock holdings and certain hospitality investments along with the negative impact of foreign exchange. Offsetting these factors was an increase in the value of the retail portfolio. A material portion of the decrease in Performance Fees was due to the reversal of previously recognized profit allocations in accordance with the “catch-up” provisions of the funds. The carrying value of the underlying assets in contributed Real Estate funds, including co-investments, increased 0.1% for the third quarter of 2011. The segment’s properties continued to demonstrate solid growth in revenue and net operating income. For the third quarter of 2011, RevPAR (Revenue per Available Room) of Blackstone’s investments increased between 6% and 8% year over year. Occupancy levels and rental rates within the office portfolio increased 130 basis points and 11%, respectively, compared to the prior year. In addition, retail sales in mall investments were up 8% and leasing activity increased 40% at the grocery anchored strip centers, compared to the prior year. As of September 30, 2011, the unrealized value and cumulative proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds represented 1.4 times investors’ original investments. On a realized/partially realized basis, this multiple was 2.2 times investors’ original investments.

Total Management Fees were $116.6 million for the three months ended September 30, 2011, an increase of $25.2 million compared to $91.4 million for the three months ended September 30, 2010. Transaction and Other Fees were $19.6 million for the three months ended September 30, 2011, an increase of $11.0 million compared to $8.5 million for the three months ended September 30, 2010, reflecting the continued increase in investment activity in our BREP funds. Base Management Fees were $97.9 million for the three months ended September 30, 2011, an increase of $14.7 million compared to $83.2 million for the three months ended September 30, 2010, primarily due to fees earned from our management of the Bank of America Merrill Lynch Asia real estate platform.

Revenues were $1.2 billion for the nine months ended September 30, 2011, an improvement of $570.5 million compared to $618.4 million for the nine months ended September 30, 2010. The increase in revenues was primarily attributed to an increase of $576.4 million in Total Performance Fees and an increase of $117.4 million in Total Management Fees, partially offset by a decrease of $124.8 million in Total Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $706.1 million for the nine months ended September 30, 2011, an improvement of $576.4 million compared to $129.7 million for the nine months ended September 30, 2010. Investment Income was $94.3 million for the nine months ended September 30, 2011, a decrease of $124.8 million compared to $219.1 million for the nine months ended September 30, 2010. The net appreciation in fair value of the investments in our BREP V and BREP VI carry funds primarily contributed to the increase in Performance Fees for the nine months ended September 30, 2011. Performance Fees benefited from the strong performance of our carry funds with a portion of the increase due to the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations. The decrease in Investment Income was primarily driven by a decrease in the appreciation of investments related to the BREP VI fund in which Blackstone owns a greater share of such investments. The net appreciation in fair value of the underlying assets for Blackstone’s contributed Real Estate carry funds, including co-investments, was 13.9% for the nine months ended September 30, 2011. The performance during the nine months ended September 30, 2011 was primarily driven by improved operating performance and projected cash flows across our Real Estate carry funds’ investments, including co-investments, which resulted in the appreciation of our holdings, principally within our office, hotel and retail portfolios.

Total Management Fees were $379.1 million for the nine months ended September 30, 2011, an increase of $117.4 million compared to $261.7 million for the nine months ended September 30, 2010. Transaction and Other Fees were $90.4 million for the nine months ended September 30, 2011, an increase of $76.9 million compared to $13.5 million for the nine months ended September 30, 2010, reflecting the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro. Base Management Fees were $290.8 million for the nine months ended September 30, 2011, an increase of $41.6 million compared to $249.2 million for the nine months ended September 30, 2010, primarily due to fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform and management fees earned from our co-investments.

Expenses

Expenses were $50.5 million for the three months ended September 30, 2011, a decrease of $59.3 million, compared to $109.8 million for the three months ended September 30, 2010. The decrease was primarily attributed to a $76.2 million decrease in Performance Fee Compensation, resulting from a decrease in Performance Fees revenue, partially offset by an increase in Compensation of $12.0 million to $55.3 million, primarily due to headcount increases related to the management of the Bank of America Merrill Lynch Asia real estate platform, which also added significant increases in Management Fees revenue. Additionally, a portion of Compensation is related to the segment’s results, exclusive of Performance Fee and Investment Income. Other Operating Expenses increased $4.9 million to $23.5 million for the three months ended September 30, 2011, principally due to expenses related to the management of the Bank of America Merrill Lynch Asia real estate platform and interest expense allocated to the segment.

Expenses were $440.1 million for the nine months ended September 30, 2011, an increase of $180.3 million, compared to $259.8 million for the nine months ended September 30, 2010. The increase was primarily attributed to a $98.5 million increase in Performance Fee Compensation, resulting from improved Performance Fees revenue and an increase in Compensation of $57.5 million to $185.4 million. Compensation rose primarily due to headcount increases related to the management of the Bank of America Merrill Lynch Asia real estate platform and the improved results of the segment, exclusive of Performance Fees and Investment Income. Other Operating Expenses increased $24.3 million to $74.8 million for the nine months ended September 30, 2011, principally due to placement fees related to our debt investment funds, interest expense allocated to the segment, and expenses related to the management of the Bank of America Merrill Lynch Asia real estate platform.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$27,919,000	$23,841,360	$26,814,714	$23,708,057
Inflows, including Commitments	4,262,469	358,252	6,027,950	967,162
Outflows, including Distributions	(2,006,795)	(192,614)	(3,084,948)	(252,543)
Market Appreciation (Depreciation)	(192,754)	338,163	224,204	(77,515)

Balance, End of Period	$29,981,920	$24,345,161	$29,981,920	$24,345,161

Increase	$2,062,920	$503,801	$3,167,206	$637,104
Increase	7%	2%	12%	3%

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$37,605,560	$23,922,589	$33,165,124	$20,391,334
Inflows, including Commitments	4,163,960	523,856	6,496,853	1,492,569
Outflows, including Distributions	(938,568)	(49,171)	(2,569,544)	(191,249)
Market Appreciation (Depreciation)	(121,452)	2,732,551	3,617,067	5,437,171

Balance, End of Period	$40,709,500	$27,129,825	$40,709,500	$27,129,825

Increase	$3,103,940	$3,207,236	$7,544,376	$6,738,491
Increase	8%	13%	23%	33%

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$1,706,157	$688,951	$1,017,206	148%	$5,145,773	$1,757,636	$3,388,137	193%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $30.0 billion at September 30, 2011, an increase of $2.1 billion, or 7%, compared with $27.9 billion at June 30, 2011. Inflows of $4.3 billion were primarily related to the commencement of BREP VII in August 2011. Outflows were $2.0 billion, primarily due to the end of BREP VI’s investment period. Market depreciation of $192.8 million was primarily due to the unfavorable foreign exchange impact on commitments from our European focused real estate funds. Fee-Earning Assets Under Management increased $5.6 billion, or 23%, from September 30, 2010 to $30.0 billion at September 30, 2011. The increase was primarily related to the commencement of BREP VII, which had its first closing in August 2011, the commencement of our management of the Bank of America Merrill Lynch Asia real estate platform, and co-investment capital related to the acquisition of the U.S. assets of Centro.

Fee-Earning Assets Under Management were $30.0 billion at September 30, 2011, an increase of $3.2 billion, or 12%, compared with $26.8 billion at December 31, 2010. Inflows of $6.0 billion were primarily related to the commencement of BREP VII and co-investment capital related to the acquisition of the U.S. assets of Centro. Outflows were $3.1 billion, primarily due to realizations from the Bank of America Merrill Lynch Asia real estate platform and the end of BREP VI’s investment period. Market appreciation of $224.2 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate funds and on the Bank of America Merrill Lynch Asia real estate platform that we manage.

Assets Under Management

At September 30, 2011, Assets Under Management were $40.7 billion, an increase of $3.1 billion, or 8%, compared with $37.6 billion at June 30, 2011. The change was due to inflows of $4.2 billion primarily related to the commencement of BREP VII. The increase was partially offset by outflows of $938.6 million primarily related to realizations generated by our real estate carry funds and the negative impact of foreign exchange. Assets Under Management increased $13.6 billion, or 50%, from $27.1 billion at September 30, 2010 to $40.7 billion at September 30, 2011 and was primarily related to market appreciation of $7.1 billion, the commencement of our management of the Bank of America Merrill Lynch Asia real estate platform, the deployment of additional co-investment capital, capital raised by our debt investment funds and the commencement of BREP VII.

At September 30, 2011, Assets Under Management were $40.7 billion, an increase of $7.5 billion, or 23%, compared with $33.2 billion at December 31, 2010. The change was primarily due to inflows of $6.5 billion attributable to the deployment of co-investment capital and the commencement of BREP VII along with market appreciation of $3.6 billion primarily from our real estate carry funds as a result of increases in the carrying values within the office, hospitality and retail sectors of our real estate portfolio. These increases were offset by outflows of $2.6 billion primarily related to realizations generated by our real estate carry funds and the Bank of America Merrill Lynch Asia real estate platform.

Limited Partner Capital Invested

For the three months ended September 30, 2011, Limited Partner Capital Invested was $1.7 billion, an increase of $1.0 billion from $689.0 million for the three months ended September 30, 2010, which was primarily related to increased investment activity by our BREP VI and debt investment funds. For the nine months ended September 30, 2011, Limited Partner Capital Invested was $5.1 billion, an increase of $3.4 billion from $1.8 billion for the nine months ended September 30, 2010. This increase was primarily related to increased investment activity by our BREP VI and debt investment funds and the acquisition of the U.S. assets of Centro.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2011
	September 30,				September 30,				Inception to Date
	2011		2010		2011		2010		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (c)	-1%	—	—	-1%	28%	21%	12%	8%	33%	23%	33%	24%
BREP IV	-5%	-4%	20%	13%	10%	6%	32%	20%	26%	15%	94%	65%
BREP V	-2%	-2%	17%	15%	19%	12%	38%	33%	12%	9%	86%	64%
BREP International II (c)	-1%	-1%	16%	16%	2%	1%	54%	50%	-1%	-3%	8%	4%
BREP VI	—	1%	20%	19%	16%	11%	98%	92%	13%	8%	107%	89%
BREP Europe III (c)	8%	5%	5%	—	18%	7%	225%	154%	95%	18%	N/A	N/A
BSSF I	-4%	-4%	5%	4%	1%	-1%	19%	14%	11%	8%	N/A	N/A
CMBS	-6%	-6%	4%	3%	-2%	-3%	20%	15%	18%	12%	N/A	N/A
BSSF II	—	—	7%	6%	5%	4%	22%	17%	18%	14%	53%	39%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Includes partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Euro-based net internal rates of return.

Although there was steady improvement in the operating fundamentals across the Real Estate carry funds’ investments, the appreciation in fair values was less for the three and nine months ended September 30, 2011 compared to the prior year periods, resulting in lower, but still positive, net internal rates of return for most of the funds.

The following table presents the investment record of the significant real estate carry funds from inception through September 30, 2011 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total					Total
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)					(Amounts in Millions)
Pre-BREP	$141	$345	43%	33%	2.5	$141	$345	43%	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	51%	40%	2.8	$467	$1,328	51%	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	26%	19%	2.1	$1,219	$2,525	26%	19%	2.1
BREP III (Apr 1999 /Apr 2003)	$1,415	$3,325	27%	21%	2.3	$1,399	$3,323	28%	22%	2.4
BREP Int’l (Jan 2001 /Sep 2005)	€658	€1,309	33%	23%	2.0	€623	€1,245	33%	24%	2.0
BREP IV (Apr 2003 /Dec 2005)	$2,737	$4,103	26%	15%	1.5	$1,130	$2,694	94%	65%	2.4
BREP Int’l II (Sep 2005 / Jun 2008)	€1,336	€1,297	-1%	-3%	1.0	€162	€209	8%	4%	1.3
BREP V (Dec 2005 / Feb 2007)	$5,742	$8,244	12%	9%	1.4	$1,041	$2,350	86%	64%	2.3
BREP VI (Feb 2007 /Aug 2011)	$10,099	$13,426	13%	8%	1.3	$141	$382	107%	89%	2.7

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $905.9 million and €160.8 million.

The following table presents the investment record of the significant real estate carry funds, excluding separately managed accounts, from inception through September 30, 2011 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments
		Total
	Available Capital (a)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)
Fund (Investment Period)
	(Amounts in Millions)
BREP Europe III (Jun 2008 / Dec 2013)	€2,571	€633	€910	95%	18%	1.4
BSSF II (Jul 2009 / Aug 2017)	$795	$1,126	$1,310	18%	14%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $264.9 million committed to deals but not yet invested. Additionally, the segment has $1.9 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2011:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€731	16%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has two funds in their investment period, which were above their respective Carried Interest thresholds as of September 30, 2011: BREP Europe III, and BSSF II.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010

	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$79,355	$69,305	$10,050	15%	$234,257	$198,704	$35,553	18%
Transaction and Other Fees, Net	740	846	(106)	-13%	2,328	2,525	(197)	-8%
Management Fee Offsets	(258)	(163)	(95)	-58%	(578)	(235)	(343)	-146%

Total Management Fees	79,837	69,988	9,849	14%	236,007	200,994	35,013	17%

Performance Fees
Realized	5,764	872	4,892	N/M	7,324	4,010	3,314	83%
Unrealized	(19,861)	14,137	(33,998)	N/M	2,833	21,954	(19,121)	-87%

Total Performance Fees	(14,097)	15,009	(29,106)	N/M	10,157	25,964	(15,807)	-61%

Investment Income (Loss)
Realized	1,023	1,050	(27)	-3%	15,219	6,238	8,981	144%
Unrealized	(10,034)	7,831	(17,865)	N/M	(15,778)	12,962	(28,740)	N/M

Total Investment Income (Loss)	(9,011)	8,881	(17,892)	N/M	(559)	19,200	(19,759)	N/M
Interest and Dividend Revenue	500	498	2	0%	1,488	1,326	162	12%
Other	18	270	(252)	-93%	84	147	(63)	-43%

Total Revenues	57,247	94,646	(37,399)	-40%	247,177	247,631	(454)	-0%

Expenses
Compensation and Benefits Compensation	31,319	24,506	6,813	28%	92,264	71,636	20,628	29%
Performance Fee Compensation Realized	2,257	3,313	(1,056)	-32%	2,810	4,440	(1,630)	-37%
Unrealized	(7,214)	5,075	(12,289)	N/M	1,099	7,881	(6,782)	-86%

Total Compensation and Benefits	26,362	32,894	(6,532)	-20%	96,173	83,957	12,216	15%
Other Operating Expenses	14,421	12,388	2,033	16%	43,504	36,026	7,478	21%

Total Expenses	40,783	45,282	(4,499)	-10%	139,677	119,983	19,694	16%

Economic Net Income	$16,464	$49,364	$(32,900)	-67%	$107,500	$127,648	$(20,148)	-16%

Revenues

Revenues were $57.2 million for the three months ended September 30, 2011, a decrease of $37.4 million compared to the three months ended September 30, 2010. The decrease in revenues was primarily attributed to decreases in Performance Fees and Investment Income (Loss) of $29.1 million and $17.9 million, respectively, partially offset by an increase of $9.8 million in Total Management Fees.

Total Management Fees were $79.8 million for the three months ended September 30, 2011, an increase of $9.8 million compared to $70.0 million for the three months ended September 30, 2010. Base Management Fees were $79.4 million for the three months ended September 30, 2011, an increase of $10.1 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was primarily from net inflows of $6.2 billion.

Performance Fees were $(14.1) million for the three months ended September 30, 2011, a decrease of $29.1 million compared to $15.0 million for the three months ended September 30, 2010. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were (4.1)% for the third quarter of 2011, a result of the return of turbulent markets. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, decreased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenues were $247.2 million for the nine months ended September 30, 2011, relatively flat compared to the nine months ended September 30, 2010. The decrease in revenues was primarily attributed to decreases of $15.8 million in Performance Fees to $10.2 million and $19.8 million in Investment Income to $(0.6) million, partially offset by an increase of $35.0 million in Total Management Fees to $236.0 million.

Total Management Fees were $236.0 million for the nine months ended September 30, 2011, an increase of $35.0 million compared to $201.0 million for the nine months ended September 30, 2010. Base Management Fees were $234.3 million for the nine months ended September 30, 2011, an increase of $35.6 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was primarily from net inflows.

Performance Fees were $10.2 million for the nine months ended September 30, 2011, a decrease of $15.8 million compared to $26.0 million for the nine months ended September 30, 2010. Investment Income was $(0.6) million for the nine months ended September 30, 2011, a decrease of $19.8 million from the prior year period. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were (2)% during the nine months ended September 30, 2011. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, decreased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Expenses

Expenses were $40.8 million for the three months ended September 30, 2011, a decrease of $4.5 million compared to the three months ended September 30, 2010. The $4.5 million decrease was primarily attributed to a $6.5 million decrease in Total Compensation and Benefits, partially offset by a $2.0 million increase in Other Operating Expenses. Compensation was $31.3 million for the three months ended September 30, 2011, an increase of $6.8 million, compared to $24.5 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $2.0 million to $14.4 million for the three months ended September 30, 2011, compared to $12.4 million for the three months ended September 30, 2010 primarily due to an increase in all other expenses, partially offset by a decrease in depreciation expense.

Expenses were $139.7 million for the nine months ended September 30, 2011, an increase of $19.7 million compared to the nine months ended September 30, 2010. The $19.7 million increase was primarily attributed to a $12.2 million increase in Total Compensation and Benefits and a $7.5 million increase in Other Operating Expenses. Compensation was $92.3 million for the nine months ended September 30, 2011, an increase of $20.6 million, compared to $71.6 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $7.5 million to $43.5 million for the nine months ended September 30, 2011, compared to $36.0 million for the nine months ended September 30, 2010, primarily due to an increase in professional fees related to the growth of the business and other expenses.

Blackstone Asia Advisors

The India Fund, Inc. and The Asia Tigers Fund, Inc. (the “Funds”) have announced that their Boards of Directors have approved a new management agreement with Aberdeen Asset Management Asia Limited, subject to approval by the Funds’ stockholders. The transfer of management from Blackstone Asia Advisors, a component of the Hedge Funds Solutions segment, is in connection with Blackstone’s exit from the business of managing publicly listed closed-end investment companies focused on Asian equity markets. If the Funds’ stockholders approve the new management agreements, Blackstone Asia’s Fee-Earning Assets Under Management and Assets Under Management would each decrease by $1.1 billion, based on September 30, 2011 values. The approval by the Funds’ stockholders and the transfer of the Funds’ management contracts is expected to take place by December 31, 2011.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,244,509	$28,832,317	$33,159,795	$27,451,309
Inflows, including Commitments	2,787,777	2,036,965	7,441,780	4,635,845
Outflows, including Distributions	(375,235)	(504,340)	(1,348,664)	(1,892,331)
Market Appreciation (Depreciation)	(2,426,038)	1,395,657	(2,021,898)	1,565,776

Balance, End of Period	$37,231,013	$31,760,599	$37,231,013	$31,760,599

Increase (Decrease)	$(13,496)	$2,928,282	$4,071,218	$4,309,290
Increase (Decrease)	0%	10%	12%	16%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$40,578,219	$30,176,931	$34,587,292	$28,799,326
Inflows, including Commitments	2,711,747	2,057,262	9,352,779	4,714,286
Outflows, including Distributions	(410,253)	(515,132)	(1,513,466)	(1,992,180)
Market Appreciation (Depreciation)	(2,506,621)	1,447,492	(2,053,513)	1,645,121

Balance, End of Period	$40,373,092	$33,166,553	$40,373,092	$33,166,553

Increase (Decrease)	$(205,127)	$2,989,622	$5,785,800	$4,367,227
Increase (Decrease)	-1%	10%	17%	15%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of September 30,		As of September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
BAAM Managed Funds (b)	$19,486,179	$15,047,904	2%	66%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.

(b)	For the BAAM managed funds, at September 30, 2011 the incremental appreciation needed for the 98% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $999.3 million, an increase of $512.4 million, or 105.2%, compared to $486.9 million at September 30, 2010. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of September 30, 2011, 71% were within 5% of reaching their respective High Water Mark and / or Hurdle.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $37.2 billion at September 30, 2011, virtually unchanged from $37.2 billion at June 30, 2011. During the quarter there were inflows of $2.8 billion primarily from BAAM’s commingled and customized investment products and long only solutions business, offset by market depreciation of $2.4 billion and outflows of $375.2 million. Outflows within the Hedge Funds Solutions segment are generally the result of the liquidity needs of our limited partners. BAAM had net inflows of $1.4 billion from October 1 through November 1, 2011.

Fee-Earning Assets Under Management were $37.2 billion at September 30, 2011, an increase of $4.1 billion, or 12%, compared to $33.2 billion at December 31, 2010. The change was primarily due to inflows of $7.4 billion primarily from BAAM’s commingled and customized investment products and long only solutions business.

Assets Under Management

Assets Under Management were $40.4 billion at September 30, 2011, a decrease of $205.1 million, or 1%, compared to $40.6 billion at June 30, 2011. The change was primarily due to inflows of $2.7 billion which was primarily from BAAM’s commingled and customized investment products, offset by market depreciation of $2.5 billion and outflows of $410.3 million.

Assets Under Management were $40.4 billion at September 30, 2011, an increase of $5.8 billion, or 17%, compared to $34.6 billion at December 31, 2010. The change was primarily due to inflows of $9.4 billion which was primarily from BAAM’s hedge fund manager seeding platform, commingled and customized investment products and long only commodities and equity replacement business which was partially offset by market depreciation of $2.1 billion and outflows of $1.5 billion.

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

The following table presents the return information of the BAAM Managed Funds, Core Fund Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Net Returns (a)
									Periods Ended September 30, 2011

	2011		2010		2011		2010		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	-4%	-4%	3%	3%	-2%	-3%	5%	5%	2%	1%	4%	3%	4%	3%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s BAAM managed funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit Businesses

The following table presents our results of operations for our Credit Businesses segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010

	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$59,557	$50,820	$8,737	17%	$171,578	$138,103	$33,475	24%
Transaction and Other Fees, Net	(26)	216	(242)	N/M	1,568	1,051	517	49%
Management Fee Offsets	(67)	(19)	(48)	N/M	(190)	(705)	515	73%

Total Management Fees	59,464	51,017	8,447	17%	172,956	138,449	34,507	25%

Performance Fees
Realized	14,791	15,343	(552)	-4%	61,870	42,912	18,958	44%
Unrealized	(55,125)	63,199	(118,324)	N/M	22,932	112,940	(90,008)	-80%

Total Performance Fees	(40,334)	78,542	(118,876)	N/M	84,802	155,852	(71,050)	-46%

Investment Income (Loss)
Realized	2,807	658	2,149	N/M	7,278	7,182	96	1%
Unrealized	(7,800)	5,350	(13,150)	N/M	2,169	9,741	(7,572)	-78%

Total Investment Income (Loss)	(4,993)	6,008	(11,001)	N/M	9,447	16,923	(7,476)	-44%
Interest and Dividend Revenue	1,404	1,252	152	12%	2,759	2,328	431	19%
Other	(132)	330	(462)	N/M	(81)	(461)	380	82%

Total Revenues	15,409	137,149	(121,740)	-89%	269,883	313,091	(43,208)	-14%

Expenses
Compensation and Benefits
Compensation	41,512	28,774	12,738	44%	106,007	84,099	21,908	26%
Performance Fee Compensation
Realized	8,478	9,060	(582)	-6%	31,800	22,001	9,799	45%
Unrealized	(28,756)	34,760	(63,516)	N/M	11,258	66,678	(55,420)	-83%

Total Compensation and Benefits	21,234	72,594	(51,360)	-71%	149,065	172,778	(23,713)	-14%
Other Operating Expenses	11,210	9,669	1,541	16%	36,793	30,126	6,667	22%

Total Expenses	32,444	82,263	(49,819)	-61%	185,858	202,904	(17,046)	-8%

Economic Net Income (Loss)	$(17,035)	$54,886	$(71,921)	N/M	$84,025	$110,187	$(26,162)	-24%

Revenues

Revenues were $15.4 million for the three months ended September 30, 2011, a decrease of $121.7 million compared to the three months ended September 30, 2010. The decrease in revenues was primarily attributed to decreases of $118.9 million in Performance Fees and $11.0 million in Investment Income (Loss), partially offset by an increase of $8.4 million in Total Management Fees.

Total Management Fees were $59.5 million for the three months ended September 30, 2011, an increase of $8.4 million from the prior year period. Base Management Fees were $59.6 million for the three months ended September 30, 2011, an increase of $8.7 million compared to the prior year period, primarily resulting from higher Fee-Earning Assets Under Management due to greater invested capital in certain drawdown funds where management fees are only earned on invested capital as well as new capital raised for new and existing strategies.

Performance Fees were $(40.3) million for the three months ended September 30, 2011, a decrease of $118.9 million from the prior year period. The decrease in Performance Fees was primarily driven by a sell-off in the credit markets, thereby reversing prior period performance fee accruals. The returns of the underlying assets for Blackstone’s credit-oriented business for the third quarter of 2011 was (5.0)% for the flagship hedge funds, (9.9)% for the rescue lending funds, due in each case to broad declines in the public debt markets, and 7.1% for the mezzanine funds, due primarily to favorable realizations of certain investments. Investment Income (Loss) also decreased for the three months ended September 30, 2011 to $(5.0) million, down $11.0 million from the prior year period.

The Realized Performance Fees for the three months ended September 30, 2011 of $14.8 million were driven primarily by realizations in the Credit Businesses’ flagship hedge funds.

Revenues were $269.9 million for the nine months ended September 30, 2011, a decrease of $43.2 million compared to the nine months ended September 30, 2010. The decrease in revenues was primarily attributed to lower Performance Fees of $71.1 million and lower Investment Income of $7.5 million, partially offset by an increase of $34.5 million in Total Management Fees.

Performance Fees were $84.8 million for the nine months ended September 30, 2011, which is $71.1 million lower than the prior year period. The lower Performance Fees were primarily attributable to broad declines in the credit markets in the third quarter of 2011. The returns of the underlying assets for Blackstone’s credit-oriented business was 4.5% for the flagship hedge funds, 22.7% for the mezzanine funds and 1.5% for the rescue lending funds for the nine months ended September 30, 2011.

The Realized Performance Fees for the nine months ended September 30, 2011 of $61.9 million were driven primarily by realizations in the Credit Businesses’ mezzanine funds.

Total Management Fees were $173.0 million for the nine months ended September 30, 2011, an increase of $34.5 million from the prior year period. Base Management Fees were $171.6 million for the nine months ended September 30, 2011, an increase of $33.5 million compared to the prior year period, primarily due to higher Fee-Earning Assets Under Management.

Expenses

Expenses were $32.4 million for the three months ended September 30, 2011, a decrease of $49.8 million, or 61%, compared to the three months ended September 30, 2010. The $49.8 million decrease in expenses was primarily attributed to a decrease of $64.1 million in Performance Fee Compensation, partially offset by an increase of $12.7 million in Compensation. Performance Fee Compensation decreased consistent with the decrease in Performance Fee revenue. Compensation increased $12.7 million to $41.5 million for the three months ended September 30, 2011, compared to $28.8 million for the prior year period. Other Operating Expenses increased $1.5 million to $11.2 million for the three months ended September 30, 2011, compared to $9.7 million for the prior year period primarily due to an increase in professional fees.

Expenses were $185.9 million for the nine months ended September 30, 2011, a decrease of $17.0 million, or 8%, compared to the nine months ended September 30, 2010. The $17.0 million decrease in expenses was primarily attributed to a decrease of $45.6 million in Performance Fee Compensation, partially offset by increases of $21.9 million in Compensation and $6.7 million in Other Operating Expenses. Performance Fee Compensation was $43.1 million for the nine months ended September 30, 2011, compared to $88.7 million for the prior year period. The decrease was primarily due to lower Performance Fee accruals in the current year compared to the prior year period. Compensation increased $21.9 million to $106.0 million for the nine months ended September 30, 2011, compared to $84.1 million for the prior year period, primarily due to higher compensation accruals resulting from an increase in base management fees. Other Operating Expenses increased $6.7 million to $36.8 million for the nine months ended September 30, 2011, compared to $30.1 million for the prior year period.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$28,059,457	$23,556,109	$25,337,158	$20,416,237
Inflows, including Commitments	2,341,829	869,509	6,844,330	5,578,519
Outflows, including Distributions	(1,080,313)	(592,132)	(3,337,693)	(1,894,989)
Market Appreciation (Depreciation)	(605,553)	42,493	(128,375)	(223,788)

Balance, End of Period	$28,715,420	$23,875,979	$28,715,420	$23,875,979

Increase	$655,963	$319,870	$3,378,262	$3,459,742
Increase	2%	1%	13%	17%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$33,791,093	$28,688,608	$31,052,368	$24,233,476
Inflows, including Commitments	1,803,439	1,108,102	6,304,505	7,331,075
Outflows, including Distributions	(1,155,274)	(1,001,511)	(3,805,976)	(2,685,115)
Market Appreciation (Depreciation)	(790,561)	820,717	97,800	736,480

Balance, End of Period	$33,648,697	$29,615,916	$33,648,697	$29,615,916

Increase (Decrease)	$(142,396)	$927,308	$2,596,329	$5,382,440
Increase (Decrease)	0%	3%	8%	22%

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)				(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$1,314,318	$692,275	$622,043	90%	$1,621,498	$1,113,419	$508,079	46%

As of September 30, 2011, 85% of the Fee-Earning Assets Under Management of $2.4 billion in the credit-oriented flagship hedge funds were above their respective high water marks compared to 91% of the Fee-Earning Assets Under Management of $2.7 billion as of September 30, 2010.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $28.7 billion at September 30, 2011, an increase of $656.0 million, or 2%, compared to $28.1 billion at June 30, 2011. The increase was primarily due to inflows of $2.3 billion due principally to capital raised across the long only platform and capital deployed from the drawdown funds. Outflows of $1.1 billion during the quarter were principally due to deleveraging of certain CLO vehicles post their reinvestment periods.

Fee-Earning Assets Under Management were $28.7 billion at September 30, 2011, an increase of $3.4 billion, or 13%, compared to $25.3 billion at December 31, 2010. The increase was primarily due to inflows of $6.8 billion principally due to capital raised across its long only platform, including the acquisition of $2.2 billion of CLO vehicles in the second quarter of 2011, and capital deployed from its drawdown funds, partially offset by outflows of $3.3 billion since December 31, 2010 principally due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Assets Under Management

Assets Under Management were $33.6 billion at September 30, 2011, relatively flat compared to $33.8 billion at June 30, 2011. The decrease was primarily due to outflows of $1.2 billion and market depreciation of $790.6 million, mostly offset by inflows of $1.8 billion principally due to capital raised across its long only platform. Outflows of $1.2 billion during the quarter were principally due to deleveraging of certain CLO vehicles post their reinvestment periods.

Assets Under Management were $33.6 billion at September 30, 2011, an increase of $2.6 billion, or 8%, compared to $31.1 billion at December 31, 2010. The increase was primarily due to inflows of $6.3 billion principally due to the acquisition of $2.3 billion of CLO vehicles and capital raised across its long only platform, partially offset by outflows of $3.8 billion due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Limited Partner Capital Invested

For the three months ended September 30, 2011, Limited Partner Capital Invested was $1.3 billion, an increase of $622.0 million from $692.3 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Limited Partner Capital Invested was $1.6 billion, an increase of $508.1 million from $1.1 billion for the nine months ended September 30, 2010.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

									Average Annual Returns (a)
	Three Months Ended September 30,				Nine Months Ended September 30,				Periods Ended September 30, 2011
	2011		2010		2011		2010		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	-5%	-4%	7%	6%	4%	3%	13%	9%	12%	9%	10%	7%	10%	7%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit Businesses drawdown funds:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010		Inception to Date
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	7%	6%	4%	3%	23%	18%	16%	11%	23%	17%
Rescue Lending Funds (c)	-10%	-6%	25%	7%	2%	-1%	62%	30%	26%	13%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

The following table presents the investment record of the significant Credit Businesses drawdown funds from inception through September 30, 2011 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments					Realized/Partially Realized Investments (a)
		Total					Total
Fund (Investment Period)	Available Capital (b)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)	Invested Capital (c)	Carrying Value (d) (g)	MOIC (f)
	(Dollars in Millions)						(Dollars in Millions)
Mezzanine Funds (Jul 2007 / Jul 2012)	$228	$2,608	$3,433	23%	16%	1.3	$1,074	$1,639	1.5
Rescue Lending Funds (May 2009 / May 2013)	1,643	1,911	2,182	26%	13%	1.1	305	356	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital.
(d)	Carrying value includes realized proceeds and unrealized fair value.

(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(g)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $545.2 million.

As of September 30, 2011, the significant Credit Businesses drawdown funds that are in their investment period were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$86,178	$84,541	$1,637	2%	$258,673	$295,208	$(36,535)	-12%
Transaction and Other Fees, Net	98	—	98	N/M	314	103	211	N/M

Total Advisory and Transaction Fees	86,276	84,541	1,735	2%	258,987	295,311	(36,324)	-12%

Investment Income
Realized	(44)	469	(513)	N/M	279	607	(328)	-54%
Unrealized	(171)	607	(778)	N/M	207	1,398	(1,191)	-85%

Total Investment Income	(215)	1,076	(1,291)	N/M	486	2,005	(1,519)	-76%
Interest and Dividend Revenue	1,615	1,609	6	0%	5,024	4,273	751	18%
Other	(304)	477	(781)	N/M	115	(797)	912	N/M

Total Revenues	87,372	87,703	(331)	-0%	264,612	300,792	(36,180)	-12%

Expenses
Compensation and Benefits Compensation	61,530	66,531	(5,001)	-8%	191,659	197,175	(5,516)	-3%
Other Operating Expenses	20,218	17,253	2,965	17%	57,716	49,296	8,420	17%

Total Expenses	81,748	83,784	(2,036)	-2%	249,375	246,471	2,904	1%

Economic Net Income	$5,624	$3,919	$1,705	44%	$15,237	$54,321	$(39,084)	-72%

Revenues

Revenues were $87.4 million for the three months ended September 30, 2011, relatively flat compared to $87.7 million for the three months ended September 30, 2010. The decrease in revenues was driven primarily by a decrease in Blackstone’s restructuring and reorganization business, offset by an increase in Blackstone’s fund placement business and Blackstone Advisory Partners’ business. The decrease in Blackstone’s restructuring and reorganization business was due to several significant transactions completed in the prior year period, as well as a decrease in the number of transactions completed, compared to the prior year period. The increase in fees earned by Blackstone’s fund placement business was primarily due to the timing of closings. The increase in Blackstone Advisory Partners’ business was due to an increase in the number and size of transactions completed compared to the prior year period.

Revenues were $264.6 million for the nine months ended September 30, 2011, a decrease of $36.2 million, or 12%, compared to $300.8 million for the nine months ended September 30, 2010. The decrease in revenues was driven primarily by a decrease in Blackstone’s restructuring and reorganization business, partially offset by an increase in Blackstone’s fund placement business. The decrease in Blackstone’s restructuring and reorganization business was due to the same reasons described above. The increase in fees earned by Blackstone’s fund placement business was due to improvements in the fund-raising of capital from institutional investors for alternative investment products improved compared to the prior year period. Blackstone Advisory Partners’ business has experienced a similar level of transaction activity compared to the prior year period.

Expenses

Expenses were $81.7 million for the three months ended September 30, 2011, compared to $83.8 million for the three months ended September 30, 2010. Compensation and Benefits decreased $5.0 million over the three months ended September 30, 2010, principally due to a decrease in compensation expense in our restructuring and reorganization business and Blackstone Advisory Partners’ business, partially offset by an increase in such costs in our fund placement business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $3.0 million over the three months ended September 30, 2010, principally due to increases in all other expenses.

Expenses were $249.4 million for the nine months ended September 30, 2011, an increase of $2.9 million, or 1%, compared to $246.5 million for the nine months ended September 30, 2010. Compensation and Benefits decreased $5.5 million compared to the nine months ended September 30, 2010, principally due to a decrease in compensation expense in our restructuring and reorganization business and Blackstone Advisory Partners’ business, partially offset by an increase in such costs in our fund placement business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $8.4 million over the nine months ended September 30, 2010, principally due to increases in all other expenses.

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

Total assets were $22.1 billion as of September 30, 2011, an increase of $3.2 billion from December 31, 2010. The increase in total assets was primarily attributable to a $2.9 billion increase in Investments. Total liabilities were $13.5 billion as of September 30, 2011, an increase of $2.9 billion from December 31, 2010. The increase in total liabilities was primarily due to an increase in Loans Payable of $2.2 billion.

For the three months ended September 30, 2011, we had Total Fee Related Revenues of $448.1 million and related expenses of $346.1 million, generating Net Fee Related Earnings from Operations of $102.0 million and Distributable Earnings of $120.1 million. For the nine months ended September 30, 2011, we had Total Fee Related Revenues of $1.4 billion and related expenses of $1.1 billion, generating Net Fee Related Earnings from Operations of $332.4 million and Distributable Earnings of $501.2 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of September 30, 2011, Blackstone had $593.0 million in cash, $1.1 billion invested in Blackstone’s Treasury cash management strategies, $183.1 million invested in liquid Blackstone Funds, $1.8 billion invested in illiquid Blackstone Funds and $141.7 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$442,639	$376,249	$1,381,908	$1,156,321
Interest and Dividend Revenue (a)	10,110	10,187	28,841	25,807
Other (a)	(1,667)	4,468	1,720	574
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	(3,011)	11,226	2,329	19,953

Total Revenues	448,071	402,130	1,414,798	1,202,655

Expenses
Compensation and Benefits — Compensation (a)	243,840	210,582	752,476	621,881
Other Operating Expenses (a)	96,932	84,253	299,270	245,436
Cash Taxes (c)	5,290	(5,619)	30,646	15,764

Total Expenses	346,062	289,216	1,082,392	883,081

Net Fee Related Earnings from Operations	102,009	112,914	332,406	319,574

Performance Fees, Net of Related Compensation
Performance Fees — Realized (a)	7,897	66,039	163,712	166,294
Compensation and Benefits — Performance Fee Compensation — Realized (a)	(10,543)	(24,962)	(52,797)	(55,582)

Total Performance Fees, Net of Compensation	(2,646)	41,077	110,915	110,712

Investment Income and Other
Investment Income — Realized (a)	31,647	14,276	85,878	35,304
Adjustment Related to Realized Investment Income —Blackstone’s Treasury Cash Management Strategies (d)	(309)	(4,874)	(3,662)	(5,626)
Other Payables Including Payable Under Tax Receivable Agreement	(10,589)	2,923	(24,344)	2,623

Total Investment Income and Other	20,749	12,325	57,872	32,301

Distributable Earnings	$120,112	$166,316	$501,193	$462,587

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income (Loss) from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$(994,412)	$143,302	$(628,402)	$(721,297)
IPO and Acquisition-Related Charges (a)	258,435	438,568	1,104,779	1,915,220
Amortization of Intangibles (b)	45,665	40,872	134,744	121,206
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	310,129	(254,651)	473,733	(340,465)

Total Segments, Economic Net Income	(380,183)	368,091	1,084,854	974,664
Performance Fees Adjustment (d)	457,279	(258,784)	(816,576)	(470,634)
Investment Income (Loss) Adjustment (e)	134,106	(142,523)	(129,539)	(402,258)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (f)	(3,011)	11,226	2,329	19,953
Performance Fee Compensation and Benefits Adjustment (g)	(100,892)	129,285	221,984	213,613
Taxes Payable (h)	(5,290)	5,619	(30,646)	(15,764)

Net Fee Related Earnings from Operations	102,009	112,914	332,406	319,574
Realized Performance Fees (i)	(2,646)	41,077	110,915	110,712
Realized Investment Income (j)	31,647	14,276	85,878	35,304
Adjustment Related to Realized Investment Income —Blackstone’s Treasury Cash Management Strategies (k)	(309)	(4,874)	(3,662)	(5,626)
Other Payables Including Payable Under Tax Receivable Agreement	(10,589)	2,923	(24,344)	2,623

Distributable Earnings	$120,112	$166,316	$501,193	$462,587

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (l)	$128,201	$124,195	$425,723	$377,866

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Vehicles.
(d)	This adjustment removes from ENI the total segment amount of Performance Fees.
(e)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(f)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.

(g)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(h)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in

(h), and segment interest and segment depreciation and amortization. The cash taxes payable component of (h) was $5.3 million and $(5.6) million for the three months ended September 30, 2011 and 2010, respectively. The cash taxes payable component of (h) was $30.6 million and $15.8 million for the nine months ended September 30, 2011 and 2010, respectively. Interest was $12.6 million and $10.3 million for the three months ended September 30, 2011 and 2010, respectively. Interest was $38.4 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively. Depreciation and amortization was $8.3 million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization was $24.3 million and $19.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2011 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$713,852	$691,845
BCP V	629,356	83,543
BCP IV	150,000	9,167
BCOM	50,000	5,074
Blackstone Clean Technology Partners	4,575	515
Blackstone Energy Partners (“BEP”)	18,399	17,302
China Fund (“RMB”)	6,945	5,927
Woori Blackstone Korea I	5,173	3,029
Real Estate Funds
BREP VII	300,000	300,000
BREP VI	750,000	96,902
BREP V	52,545	2,458
BREP International II	27,404	2,297
BREP Europe III	100,000	79,605
Blackstone Real Estate Special Situations Fund II	43,016	9,671
Blackstone Real Estate Special Situations Fund G	2,500	551
Blackstone Commerical Real Estate Debt Fund	10,000	5,433
Hedge Fund Solutions
Strategic Alliance II	50,000	33,945
Strategic Alliance	50,000	2,291
Credit Businesses
BMezz II	17,692	3,162
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	3,192
Blackstone / GSO Capital Solutions	50,000	25,366
Other (a)	27,785	9,520

Total	$3,132,486	$1,393,385

(a)	Represents capital commitments to a number of other Credit Businesses funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI, BREP Europe III and BREP VII, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million and $100 million, respectively, of the aggregate applicable general partner commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the nine months ended September 30, 2011, we repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total cost of $2.1 million. As of September 30, 2011, the amount remaining available for repurchases was $335.8 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of September 30, 2011, we had total partners’ capital of $7.8 billion, including $593.0 million in cash, $1.1 billion invested in Blackstone’s Treasury cash management strategies, $183.1 million invested in liquid Blackstone Funds, $1.8 billion invested in illiquid Blackstone Funds and $141.7 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2011	$194.9	$210.6	$194.8
Balance, December 31, 2010	181.4	62.7	116.7
Nine Months Ended September 30, 2011
Average Daily Balance	173.7	104.9	143.7
Maximum Daily Balance	369.4	250.7	346.2

Our private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than (a) for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 6% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. Where the VIEs have qualified for the deferral of the consolidation guidance, the analysis is based on previous consolidation guidance. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

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

On private equity, real estate, and certain credit-oriented funds:

•	0.50% to 1.75% of committed capital during the commitment period,

•	0.50% to 1.50% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2.00% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.50% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.50% to 1.50% of fund assets.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented within the Condensed Consolidated Statement of Financial Condition as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Statements of Operations have a corresponding adjustment to Appropriated Partners’ Capital.

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

The carrying value of goodwill was $1.7 billion as of September 30, 2011 and December 31, 2010. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2011 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	October 1, 2011 to December 31, 2011	2012–2013	2014–2015	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$15,311	$112,082	$93,523	$252,807	$473,723
Purchase Obligations	7,989	13,749	3,494	118	25,350
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	15,813	126,500	126,500	266,490	535,303
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	297	9,770	5,040	—	15,107
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	107	170	11	—	288
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	—	97,047	1,031,353	8,573,038	9,701,438
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	40,821	325,826	279,827	680,802	1,327,276
Blackstone Funds Capital Commitments to Investee Funds (h)	29,937	—	—	—	29,937
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	46,849	160,417	1,146,866	1,354,132
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,393,385	—	—	—	1,393,385

Consolidated Contractual Obligations	1,503,660	731,993	1,700,165	11,920,121	15,855,939
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	—	(97,047)	(1,031,353)	(8,573,038)	(9,701,438)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(40,821)	(325,826)	(279,827)	(680,802)	(1,327,276)
Blackstone Funds Capital Commitments to Investee Funds (h)	(29,937)	—	—	—	(29,937)

Blackstone Operating Entities Contractual Obligations	$1,432,902	$309,120	$388,985	$2,666,281	$4,797,288

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of September 30, 2011, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2011, at spreads to market rates pursuant to the financing agreements, and range from 1.05% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2011, at spreads to market rates pursuant to the financing agreements, and range from 0.47% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $5.2 million as of September 30, 2011.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2011.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2011 and September 30, 2010, the percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	As of September 30,
	2011	2010
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	32%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2011 and September 30, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects:

	September 30,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$43,006	$713,898	$217,272	$44,297	$219,163	$183,695

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$24,239,336	75%
Real Estate	30,267,342	96%
Hedge Fund Solutions	38,575,410	74%
Credit Businesses	12,912,491	48%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

Investors in all of our carry funds (and certain of our credit-oriented funds and funds of hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund. But if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2011 and September 30, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	September 30,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$9,851	$128,225	$31,869	$9,113	$37,355	$30,589

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2011 and September 30, 2010, and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2011	2010
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$4,825	$4,953

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements. We estimate that our annualized investment income would decrease by $8.9 million, or 0.5% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $6.1 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $12.6 million, or 0.8% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The amended complaint also includes seven purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of seven companies. Following the completion of fact discovery, plaintiffs may be permitted to amend their complaint further to add a number of leveraged buyout transactions.

In the spring of 2008, six substantially identical complaints were brought against Blackstone and some of its executive officers purporting to be class actions on behalf of purchasers of common units in Blackstone’s June 2007 initial public offering. These suits were subsequently consolidated into one complaint (Landmen Partners Inc. v. The Blackstone Group L.P., et al.) filed in the United States District Court for the Southern District of New York in October 2008 against Blackstone, Stephen A. Schwarzman (Blackstone’s Chairman and Chief Executive Officer), Peter G. Peterson (Blackstone’s former Senior Chairman), Hamilton E. James (Blackstone’s President and Chief Operating Officer) and Michael A. Puglisi (Blackstone’s Chief Financial Officer at the time of the IPO). The amended complaint alleged that (1) the IPO prospectus was false and misleading for failing to disclose (a) one private equity investment would be adversely affected by trends in mortgage default rates, particularly for sub-prime mortgage loans, (b) another private equity investment was adversely affected by the loss of an exclusive manufacturing agreement, and (c) prior to the IPO the U.S. real estate market had started to deteriorate, adversely affecting the value of Blackstone’s real estate investments; and (2) the financial statements in the IPO prospectus were materially inaccurate principally because they overstated the value of the investments referred to in clause (1).

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

In June 2011, three related suits (Walker, Truesdell, Roth & Assocs. v. The Blackstone Group L.P., et al.) were filed against Blackstone, various Blackstone entities including some of its private equity and real estate funds, and specified Blackstone personnel relating to the sale of Extended Stay Hotels in June 2007 by certain entities in which such Blackstone funds owned a significant equity interests (the “2007 Sale”). Other defendants in such suits include the buyer of Extended Stay, financial advisors to both the sellers and the buyer and specified lenders for the purchase of Extended Stay. Extended Stay subsequently filed for bankruptcy in 2009, at which time it was still owned by the buyer pursuant to the 2007 Sale. The suits, which are in the U.S. Bankruptcy Court for the Southern District of New York, were brought by a litigation trust for the benefit of creditors of Extended Stay and allege that Extended Stay was rendered insolvent by the 2007 Sale. One suit includes asserted claims of fraudulent conveyance and seeks to recover $2.1 billion allegedly transferred to the sellers in the 2007 Sale. The other two suits contain the same allegations as the first suit, assert claims for breach of fiduciary duty, unjust enrichment, illegal distributions and other claims, and seek $2.1 billion in compensatory damages and $6.3 billion in punitive damages.

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

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the three months ended September 30, 2011. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

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

On November 4, 2011, the agreement of limited partnership of The Blackstone Group L.P. was amended to provide that common units purchased by CIC and its affiliates subsequent to our initial public offering will no longer be non-voting. As a result, the 7.7 million non-voting common units held by CIC and its affiliates that they purchased subsequent to the initial public offering (representing less than 1% of Blackstone’s fully diluted common units outstanding) will be identical to the units held by all other public unitholders. This amendment does not affect the 101,334,234 non-voting common units purchased by CIC at the time of our initial public offering, which common units remain non-voting.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. Dated as of November 4, 2011.

10.1	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement Dated as of August 1, 2011.

10.2	GSO NMERB Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of August 25, 2011.

10.3	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership Dated as of September 1, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: November 9, 2011

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)