Form 10-K
period 2011-12-31
Blackstone Group L.P.
filed 2012-02-28
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2011 was approximately $7,830.2 million, which includes non-voting common units with a value of approximately $1,806.4 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 17, 2012 was 397,884,355. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 17, 2012 was 101,334,234.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, and closed-end mutual funds and management investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-oriented funds (including four publicly registered investment companies), which are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds plus the fair value of co-investments managed by us that were made by limited partners of our funds in portfolio companies of such funds,

(b)	the net asset value of our funds of hedge funds, hedge funds, closed-end mutual funds and registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts, and

(d)	the amount of capital raised for our CLOs.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (e.g., annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or incentive fees. Our fee-earning assets under management equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) funds, which include our energy-focused, communication-focused, clean-technology focused and RMB-denominated private equity funds and Blackstone Real Estate Partners (“BREP”) funds, which include our European focused opportunistic real estate funds, where the investment period has not expired, the amount of capital commitments,

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital,

(c)	for our real estate debt investment funds (“BREDS”), the remaining amount of invested capital,

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value,

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees,

(f)	the net asset value of our funds of hedge funds, hedge funds, certain credit-oriented closed-end registered investment companies, and our closed-end mutual funds,

(g)	the fair value of assets we manage pursuant to separately managed accounts,

(h)	the gross amount of underlying assets of our CLOs at cost, and

(i)	the gross amount of assets (including leverage) for certain of our credit-oriented closed-end registered investment companies.

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

This report does not constitute an offer of any Blackstone Fund.

PART I.

ITEM 1.	BUSINESS

Overview

Blackstone is a leading global manager of private capital and provider of financial advisory services. We are one of the largest independent managers of private capital in the world, with assets under management of $166.2 billion as of December 31, 2011. Our alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles and separately managed accounts. We also provide a wide range of financial advisory services, including financial advisory, restructuring and reorganization and fund placement services.

We seek to deliver superior returns to investors in our funds through a disciplined, value-oriented investment approach. Since we were founded in 1985, we have cultivated strong relationships with clients in our financial advisory business, where we endeavor to provide objective and insightful solutions and advice that our clients can trust. We believe our scaled, diversified businesses, coupled with our long track record of investment performance, proven investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses. Our businesses have yielded a significant positive impact on society through, for example, increases in employment, additional capital investment and research and development expense by our portfolio companies, increased tax revenue to federal and local governments and returns to our limited partners. Two of our primary limited partner constituencies are corporate and public pension funds. As a result, to the extent our funds perform well, it supports a better retirement for hundreds of thousands of pensioners.

During 2011, many of the strategies and initiatives we have been pursuing to enhance our asset management and financial advisory businesses proved successful.

•

We continued to successfully source and execute on investment opportunities on behalf of our investors. During 2011, our investment funds, including co-investments, deployed or committed over $16.5 billion of capital across all of our investment strategies. Importantly, as part of investing on behalf of our investors, we continued to focus on the many benefits our fund investments have and continue to provide to the economies and societies that our funds invest in. During 2011, we published examples of the benefits certain of our funds’ investments had on the communities in which they were made, including job growth, increased capital expenditures and increased investments in research and development. For example, in connection with our investment in PBF Energy, we reopened a previously idle Delaware City refinery, rehiring 500 union workers, 400 contract workers and, we believe, potentially creating over 2,000 indirect jobs at local suppliers and service providers.

•

Despite a very difficult fund-raising environment for asset managers, we completed the fund-raise for our sixth general private equity fund, Blackstone Capital Partners VI L.P. (“BCP VI”), where we raised what we believe is the largest amount of funds raised for a private equity fund since the global financial crisis. In addition, we successfully launched and continue to raise funds for our energy-focused private equity fund and our RMB fund targeting investments in China.

•

In our real estate business, our sixth global opportunistic real estate fund (“BREP VI”) completed its investment period, and we immediately commenced investing our seventh global opportunistic real estate fund. We continue to anticipate that this fund will exceed BREP VI in capital raised.

•

On January 5, 2012, GSO completed the acquisition of Harbourmaster Capital (Holdings) Limited (“Harbourmaster”), a leading European leveraged loan manager and adviser with €7.5 billion ($9.8 billion) of assets under management as of December 31, 2011. This acquisition makes GSO one of the largest leveraged loan investors in Europe as well as the United States. Moreover, GSO continued to expand its investor base, growing to $37.0 billion in total assets under management, contributing to what we believe is one of the dominant credit investment platforms in the industry today.

•

In December 2011, Blackstone purchased the remaining profits interest retained by partners of GSO for consideration consisting of cash and our common units, plus consideration contingent on performance and retention. The purchase was a year earlier than was contemplated under the terms of the 2008 acquisition of GSO. The initial payment consisted of 3,177,943 of our common units valued at $44.5 million and cash in the amount of $189.9 million, subject to the recipients’ reinvestment in GSO funds of approximately $89 million, which will reduce Blackstone’s commitment to those funds. An additional compensation payment, consisting of compensation-related payments of $142.2 million of our common units and $70.3 million of cash will be payable in 2013, subject to vesting and the recipients’ reinvestment in GSO funds, which will reduce Blackstone’s commitment to those funds. Additional performance and compensatory payments subject to performance and vesting may be made to the partners of GSO.

•

Our funds of hedge fund business continued to focus on its key tenets of diversification, risk management, due diligence and downside protection combined with customized and innovative investment solutions for investors. This contributed to that business continuing to be a leading global institutional funds of hedge funds investment manager with $40.5 billion in assets under management.

•

Our strategic partnership with Pátria Investimentos Ltda., a leading Brazilian alternative asset manager and advisory firm, in which we purchased a 40% equity interest in 2010, continued to yield benefits to Blackstone fund investors and advisory clients such as increased access to information and deal flow.

•	Our financial advisory practice continued to focus on growing its global capabilities and international recognition as evidenced by major advisory assignments in Europe and Asia.

•	Our placement business was able to successfully navigate an uncertain political and regulatory climate in the United States with continued positive revenue growth.

•

The Blackstone Charitable Foundation continued its charitable efforts addressing the urgent need for job growth in the United States, with millions in grants to innovative projects and organizations aimed at accelerating start-ups, job growth and economic activity.

•

In accordance with our sustained focus on conducting our business as a responsible corporate citizen, we continued to focus on environmental sustainability across our investment funds’ portfolio. For example, last year a number of additional portfolio companies signed on to pursue environmental sustainability programs aimed at utilizing operational improvements and technology upgrades to reduce energy, water and waste-related costs.

As of December 31, 2011, we had 112 senior managing directors and employed approximately 620 other investment and advisory professionals at our headquarters in New York and our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Dubai, Düsseldorf, Hong Kong, Houston, Istanbul, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco, Santa Monica, Seoul, Shanghai, Singapore, Sydney and Tokyo. We believe that the depth and breadth of the intellectual capital and experience of our professionals are key reasons that we have generated excellent returns while managing downside risk over many years for the investors in our funds. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

Business Segments

Our five business segments are: (a) Private Equity, (b) Real Estate, (c) Hedge Fund Solutions, (d) Credit Businesses, and (e) Financial Advisory. The Hedge Fund Solutions segment, which is comprised primarily of Blackstone Alternative Asset Management, manages commingled funds of hedge funds and provides customized investment strategies and platforms through the use of hedge funds. The Credit Businesses segment, which principally includes GSO Capital Partners LP (“GSO”), manages credit-oriented funds, CLOs, separately managed accounts and debt-focused closed-end registered investment companies. The Financial Advisory segment is comprised of our financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Private Equity Segment

Our Private Equity segment, established in 1987, is a global business with 120 investment professionals and offices in New York, London, Menlo Park, Mumbai, Hong Kong, Singapore, Beijing and Shanghai. We are a world leader in private equity investing, having managed five general private equity funds as well as one specialized fund focusing on communications-related investments. Last year we largely completed our fund-raising efforts for our sixth global private equity fund, BCP VI, and we are currently investing it. In addition, we are in the process of raising and investing capital for our energy-focused private equity fund which, as of December 31, 2011, had raised $1.0 billion of capital, and our RMB fund targeting investments in China. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S.-based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (e.g., investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. Our existing private equity funds, which we refer to collectively as the Blackstone Capital Partners (“BCP”) funds, invest primarily in control-oriented, privately negotiated investments and generally utilize leverage in consummating the investments they make. As of December 31, 2011, our Private Equity segment had $45.9 billion of assets under management, or 28% of our total assets under management. For more information concerning the revenues and fees we derive from our Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate Segment

We are a world leader in real estate investing, having managed several types of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, three European focused opportunistic real estate funds and a number of real estate debt-investment funds. We are in the process of fund-raising for our seventh opportunistic real estate fund, and we are currently investing it. Our real estate opportunity funds, which we refer to as the Blackstone Real Estate Partners (“BREP”) funds, have made significant investments in lodging, major urban office buildings, shopping centers and a variety of real estate operating companies. The BREP funds invest primarily in control-oriented, privately negotiated real estate investments and generally utilize leverage in consummating the investments they make. In addition, our real estate debt-investment funds, which we refer to generally as the Blackstone Real Estate Debt Strategies (“BREDS”) funds, target non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe. In addition, we manage Bank of America Merrill Lynch’s Asian real estate assets as well as an investment fund targeting Asian real estate assets that Bank of America Merrill Lynch previously managed but we took over pursuant to an agreement executed in 2010. The Real Estate segment is comprised of 110 investment professionals with offices in New York, Chicago, Los Angeles, London, Paris, Mumbai, Tokyo, Hong Kong, Singapore and Seoul. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Private Equity segment, including global scope, a significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. As of December 31, 2011, our Real Estate segment had $42.9 billion of assets under management, or 26% of our total assets under management. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

Our funds of hedge funds group, which we refer to as Blackstone Alternative Asset Management (“BAAM”), was organized in 1990 and manages a broad range of commingled funds of hedge funds and customized vehicles. Working with our clients over the past 21 years, BAAM has developed into a leading manager of institutional funds of hedge funds with 130 investment professionals and offices in New York, London, Hong Kong and Sydney. BAAM’s overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. Although certain underlying managers that BAAM invests with may utilize leverage in connection with the investments those managers make in their respective underlying hedge funds, BAAM does not utilize long-term leverage for the investments it makes in the underlying hedge funds. As of December 31, 2011, our Hedge Fund Solutions operation had $40.5 billion of assets under management, or 24% of our total assets under management. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “—Incentive Arrangements / Fee Structure” in this Item 1. Blackstone exited the business of managing publicly listed closed-end investment companies focused on Asian equity markets as of December 31, 2011. The Indian-focused and Asian-focused closed-end mutual funds are no longer a component of Hedge Fund Solutions.

Credit Businesses

Our credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies are managed by our subsidiary, GSO. GSO is a major participant in the leveraged finance markets with $37.0 billion of assets under management as of December 31, 2011, or 22% of our total assets under management. Our credit-oriented businesses have 92 investment professionals and offices in New York, London and Houston. The credit-oriented funds we manage or advise include senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds focused on the leveraged finance marketplace. In addition, GSO manages a number of credit-oriented separately managed accounts and publicly registered investment companies. These vehicles have investment portfolios comprised of loans and securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with the investments the credit-oriented funds, separately managed accounts or investment companies make. In addition, GSO manages 37 separate CLOs as of December 31, 2011 with total assets under management of $16.1 billion focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

On January 5, 2012, we purchased Dublin-based Harbourmaster. Harbourmaster is one of Europe’s leading investment advisers of secured bank loans that is dedicated to deep, fundamental, long-term analysis of sub-investment grade corporations and investment grade infrastructure projects. Blackstone paid cash of €120.8 million ($154.5 million) for Harbourmaster’s share capital, net of the excess cash held at Harbourmaster at final closing and net of investments owned by Harbourmaster (and its principals) in its managed products. As of December 31, 2011, Harbourmaster advised clients in respect of €7.5 billion ($9.8 billion) of senior secured loans and infrastructure debt. Harbourmaster is part of the credit businesses segment and is managed by GSO.

Financial Advisory Segment

Our Financial Advisory segment comprises our financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with 255 professionals and offices in New York, Atlanta, Chicago, Dallas, Boston, Los Angeles, San Francisco, Menlo Park, London, Paris, Hong Kong, Beijing and Tokyo.

Financial and Strategic Advisory Services (“Blackstone Advisory Partners L.P.”). Our financial and strategic advisory business, “Blackstone Advisory Partners L.P.,” has been an independent provider of creative solutions in complex and critical financial advisory assignments for over 25 years. We focus on a wide range of transaction execution capabilities with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales with offices in New York, London, Hong Kong, Atlanta, Boston, Menlo Park, Paris and Beijing. Recent clients include Aluminum Corporation of China, American International Group, Inc. (“AIG”), Bank of America Corporation, E.ON AG, GDF Suez S.A., Nestle S.A, Noble Group Limited, The Procter & Gamble Company, Publicis Groupe S.A., Sealed Air Corporation, and Xerox Corporation. The success of Blackstone Advisory Partners L.P. has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 20 senior managing directors in Blackstone Advisory Partners L.P. have an average of over 20 years of experience in providing corporate finance and mergers and acquisitions advice.

Restructuring and Reorganization Advisory Services. Our restructuring and reorganization advisory group is one of the leading advisers in both out-of-court restructurings and in-court bankruptcies. With offices in New York and London, our restructuring and reorganization team advises companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This group is particularly active in large, complex and high-profile bankruptcies and restructurings. Recent clients include Abitibi Bowater, Alliance Medical, Angiotech, Centaur Gaming, Lee Enterprises, Los Angeles Dodgers, Punch Taverns, Viridian and W.R. Grace. Senior-level attention, out-of-court focus, global emphasis and the ability to facilitate prompt, creative resolutions are critical ingredients in our restructuring and reorganization advisory approach. We have one of the most seasoned and experienced restructuring teams in the financial services industry, working on a significant share of the major restructuring assignments in this area. Our five senior managing directors have an average of 20 years of experience in restructuring assignments and employ the skills we feel are crucial to successful restructuring outcomes.

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

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2011, 2010 and 2009 is set forth in Note 20. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading Brazilian alternative asset manager and advisory firm that was founded in 1988. As of December 31, 2011, Pátria’s alternative asset management businesses managed over $5.8 billion in assets and include the management of private equity funds ($2.3 billion), real estate funds ($873.4 million), infrastructure funds ($2.2 billion) and hedge funds ($361.3 million). Pátria has approximately 160 employees and is led by a group of four managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

In 2011, Pátria concluded the fund-raising process of three illiquid funds, including its fourth private equity fund which closed in August 2011 with $1.3 billion of commitments. Pátria is currently making the final investments for its third private equity fund and investing the fourth. Pátria’s private equity business primarily targets high-growth industries in Brazil and has successfully built leading companies through its operational focus and platform building approach. Pátria has raised two real estate funds, the second of which it is currently investing. These real estate funds have focused primarily on Brazilian real estate development, particularly build-to-suit, sale leaseback and buy-lease transactions. Pátria is also currently considering more opportunistic real estate investments within Brazil. Pátria has raised two infrastructure funds, the first of which concentrated on renewable energy generation, including early stage projects in Brazil. The second infrastructure fund is a joint venture with Promon Engenharia, a leading engineering consultancy firm within Brazil, and had its final closing in August 2011 with more than $1.1 billion of commitments to invest in a broad mandate for infrastructure throughout Brazil. The firm’s capital management group manages a variety of liquid funds with strategies focused on currency, sovereign debt, interest rates and equities in Brazil. Pátria’s investors are diversified and include Brazilian and international institutional and high-net worth investors.

Pátria’s advisory business focuses on mergers and acquisitions, joint ventures, strategic partnerships, corporate finance and restructuring for Brazilian and multinational companies.

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

Funds of Hedge Funds

Before deciding to invest in a new hedge fund, our Hedge Fund Solutions team conducts extensive due diligence, including an on-site “front office” review of the underlying manager’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the underlying manager’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the fund investment structures and legal documents. Once initial due diligence procedures are completed and the investment and other professionals are satisfied with the results of the review, the team will present the potential investment to the Hedge Fund Solutions’ Investment Committee. The Investment Committee is comprised of the senior managing directors on the investment team and other senior investment personnel. This committee typically meets three times a month to review, and potentially approve, investment and redemption suggestions. The Hedge Fund Solutions’ Executive Committee, chaired by Blackstone Vice Chairman and BAAM CEO, J. Tomilson Hill, reviews and approves all investment allocations. Existing hedge fund investments are reviewed and monitored on a regular and continuous basis, and Mr. Hill and other senior members of our Hedge Fund Solutions team meet bi-weekly with Mr. Schwarzman and Mr. James to review the group’s business and affairs.

Credit Businesses

Each of our credit-oriented funds has an investment committee similar to that described under “—Private Equity Funds.” The investment committees for the credit-oriented funds, each of which includes Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Mr. Goodman, Mr. Smith III and Mr. Ostrover, meet regularly with Mr. Schwarzman and Mr. James to discuss investment and risk management activities and market conditions.

The investment decisions for each of our CLOs and publicly registered investment companies are made by a separate investment committee, which is composed of the group’s senior managing directors and managing directors. With limited exceptions where the portfolio managers are looking to capitalize on market opportunities, the investment committee approves all assets prior to the initial investment by any investment vehicle in such asset. The investment team is staffed by professionals within research, portfolio management, trading, and capital formation to ensure active management of the portfolios and to afford focus on all aspects of our CLOs and publicly registered investment companies. Investment decisions follow a consensus-based approach and require unanimous approval of the investment committee. Industry-focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation. Investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our private equity and real estate funds are commitment structured funds, except for two of our real estate debt funds which are structured like hedge funds where all of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our credit-oriented funds are generally commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Four of our credit-oriented vehicles are publicly registered investment companies. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds, separately managed accounts and other vehicles are generally advised by a Blackstone entity serving as investment adviser which is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Blackstone entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment funds and certain rights of termination with respect to our investment advisory agreements. For a discussion of the management fees to which our investment advisers are entitled across our various types of investment funds, please see “—Incentive Arrangements / Fee Structure” below. With the exception of the registered investment companies described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the United States Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In some cases, one or more of our investment advisers advises funds registered under the 1940 Act. For example, GSO serves as an investment adviser to two publicly-traded closed-end investment companies and as sub-adviser to two registered investment advisers, which manage closed-end investment companies called FS Investment Corporation and FS Energy and Power Fund that are registered as business development companies under the 1940 Act.

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

Incentive Arrangements / Fee Structure

Our management fees are earned as follows:

•

The investment adviser of each of our carry funds generally receives an annual management fee that ranges from 0.50% to 1.75% of the investment fund’s capital commitments and/or invested capital during the investment period and from 0.50% to 1.75% of invested capital after the investment period, except that the investment advisers to certain of our credit-oriented and real estate debt carry funds receive an annual management fee that ranges from 1.00% to 1.50% of invested capital or net asset value throughout the term of the fund.

•

The investment adviser of each of our credit-oriented and certain of our real estate debt funds that are structured like a hedge fund generally receives an annual management fee that ranges from 0.75% to 2.00% of the fund’s net asset value and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to a range of 10% to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “high water mark”).

•

The investment adviser of each of our funds of hedge funds and separately managed accounts that invest in hedge funds is generally entitled to a management fee with respect to each fund it manages ranging from 0.65% to 1.50% of assets under management per annum plus, in some cases, an incentive fee generally ranging from 0% to 15% of the applicable fund’s net appreciation per annum, subject to a high water mark and in some cases a preferred return.

•

The investment adviser of each of our CLOs receives annual management fees typically equal to 0.40% to 1.25% of each fund’s total assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria).

•	The investment adviser of our credit-oriented separately managed accounts receives annual management fees typically equal to 0.35% to 1.00% of each account’s invested capital or net asset value.

•

The investment adviser of our four credit-oriented publicly registered investment companies receives annual management fees typically equal to 1.00% to 1.20% of each company’s net asset value or total managed assets. In addition, for the business development companies we sub-advise, we receive incentive fees of 10% of the vehicle’s net appreciation per annum, subject to a preferred return.

The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees we receive from our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. The management fees we receive from our separately managed accounts are generally paid on a regular basis (typically quarterly) and may alternatively be based on invested capital or proportionately increase or decrease based on the net asset value of the separately managed account. In each case the management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on as short as 30 days’ prior notice. The management fees we receive from the publicly traded investment companies we manage are generally paid on a regular basis (typically quarterly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing the investment company will generally be subject to contractual rights the company’s board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our management of an account on as short as 30 days’ prior notice.

The general partner or an affiliate of each of our carry funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-oriented and real estate debt funds are entitled to a carried interest that ranges from 10% to 15% depending on the specific fund. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund or earlier with respect to our real estate funds, as a result of diminished performance of later investments in a carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-oriented and real estate debt carry funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2011, if the various carry funds were liquidated at their current carrying value. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a very significant portion of our income.

For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors—We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Many of our investment advisers, especially private equity and real estate advisors, receive customary fees (e.g., acquisition fees or origination fees) upon consummation of many of the funds’ transactions, receive monitoring fees from many of the funds’ portfolio companies for continued advice from the investment adviser, and may from time to time receive disposition and other fees in connection with their activities. The acquisition fees which they receive are generally calculated as a percentage (that generally can range up to 1%) of the total enterprise value of the acquired entity. Most of our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such transaction fees and certain other fees that they receive.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the assets of any particular fund. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Sources of Cash and Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. In many cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time offer to our senior managing directors and employees a part of the funded or unfunded general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.

Investors in many of our funds also receive the opportunity to make additional “co-investments” with the investment funds. Our senior managing directors and employees, as well as Blackstone itself, also have the opportunity to make co-investments, which we refer to as “side-by-side investments,” with many of our carry funds. Co-investments and side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund. Co-investments refer to investments arranged by us that are made by our limited partner investors (and other investors in some instances) in a portfolio company or other assets alongside an investment fund. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments. Side-by-side investments are similar to co-investments but are made by senior managing directors, employees and certain affiliates of Blackstone. These investments are generally made pursuant to a binding election, subject to certain limitations, made once a year for the estimated activity during the ensuing 12 months under which those persons are permitted to make investments alongside a particular carry fund in all transactions of that fund for that year. Side-by-side investments are funded in cash and are not generally subject to management fees or carried interest.

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

Employees

As of December 31, 2011, we employed approximately 1,585 people, including our 112 senior managing directors and approximately 620 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

The Blackstone Group International Partners LLP and GSO Capital Partners International LLP (“GSO International”) are both authorized and regulated by the Financial Services Authority (“FSA”) in the United Kingdom. The U.K. Financial Services and Markets Act 2000, or “FSMA,” and rules promulgated thereunder govern all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the U.K. Financial Services Authority.

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

Harbourmaster is authorized by the Central Bank of Ireland and is authorized to act as a manager of Irish non-UCITS Collective Investment Schemes. Certain Blackstone operating entities are licensed and subject to regulation by financial regulatory authorities in Japan, Hong Kong, Australia and Singapore.

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

Our compliance group also monitors the information barriers that we maintain between the public and private side of Blackstone’s different businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. In order to maximize that access without compromising our compliance with the legal and contractual obligations to which we are subject, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.

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

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “Regulatory changes in the United States could adversely affect our business” and “Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in “Part I. Item 1A. Risk Factors – Risks Related to Our Business.”

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

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, which had a significant material adverse effect on our investment businesses, particularly our private equity and real estate businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth, and lending. In addition, the recent speculation regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the Eurozone currency have created uncertainty in the credit markets. As a result, there has been a strain on banks and other financial services participants, which could adversely affect our ability to obtain credit on favorable terms or at all. Those events led to a significantly diminished availability of credit and an increase in the cost of financing. The lack of credit in 2008 and 2009 materially hindered the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impacted our operating results in those periods. While the adverse effects of that period have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. There continue to be lingering signs of economic weakness, such as relatively high levels of unemployment in major markets such as the U.S. and Europe, and financial institutions have not yet provided debt financing in amounts and on the terms commensurate with what they provided prior to 2008, particularly in Europe.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-oriented funds. We are unable to predict whether and to what extent economic and market conditions will improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

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

Changes in the debt financing markets could negatively impact the ability of our funds and their portfolio companies to obtain attractive financing or re-financing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

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

The timing and receipt of carried interest also varies with the life cycle of our carry funds. During periods in which a relatively large portion of our assets under management is attributable to carry funds and investments in their “harvesting” period, our carry funds would make larger distributions than in the fund-raising or investment periods that precede harvesting. During periods in which a significant portion of our assets under management is attributable to carry funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, (d) fund capital expenditures, (e) service interest payments on our debt and repay debt, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our IPO, our $600 million debt offering in August 2009 and our $400 million debt offering in September 2010, our principal sources of cash are: (a) Net Fee Related Earnings from Operations, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1 billion revolving credit facility with a final maturity date of March 23, 2013. Our long-term debt totaled $1 billion in borrowings from the 2009 and 2010 bond issuances and we had no borrowings outstanding against our $1 billion revolving credit facility. At the end of 2011, we had $754.7 million in cash, $644.5 million invested in our Treasury cash management strategies, $180.4 million invested in liquid Blackstone funds and $1.9 billion invested in illiquid Blackstone funds.

If the global economy and conditions in the financing markets fail to improve or if they worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence — Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of such Blackstone Holdings partnership units and the distributions in respect of these equity interests may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel. Moreover, prior to our IPO, many of our senior managing directors and other senior personnel had interests in each of our underlying businesses which may have entitled to them to a larger amount of cash distributions than they receive in respect of Blackstone Holdings partnership units.

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

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays and (e) our ability to identify and enter into mutually beneficial relationships with venture partners. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.

Over the past several years, a number of legislative and administrative proposals to change the taxation of carried interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. On May 28, 2010, the U.S. House of Representatives passed legislation, or “May 2010 House bill”, that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units that you hold and the interests that we hold in entities that are entitled to receive carried interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that was generally similar to the legislation passed by the U.S. House of Representatives. On February 14, 2012, Representative Levin introduced similar legislation, or “2012 Levin bill”, that would tax carried interest at ordinary income tax rates (which would be higher than the proposed blended rate under the May 2010 House bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

Both the May 2010 House bill and the 2012 Levin bill provide that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations. If we were taxed as a U.S. corporation or held all ISPIs through U.S. corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. In its published revenue proposal for 2013, the Obama administration proposed that the current law regarding the treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration proposed similar changes in its published revenue proposals for 2010, 2011 and 2012.

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

Additional proposed changes in the U.S. taxation of businesses could adversely affect us.

On February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework if enacted could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework would also reduce the top marginal tax rate on corporations from 35% to 28%. Such a change could increase the effective cost of financing such investments, which could again reduce the value of our carried interest. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates the President’s support for treatment of carried interest as ordinary income, as provided in the President’s revenue proposal for 2013 described above. Because the framework did not include specifics, its effect on us is unclear.

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

We rely heavily on our financial, accounting and other data processing systems, and we operate in businesses that are highly dependent on information systems and technology. If any of these systems do not operate properly or are disabled, whether as a result of tampering or a breach of our network security systems or otherwise, we could suffer financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage. In addition, our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

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

As a result of the financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate in the United States. There has been an active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-

regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions which could have an adverse impact on our ability to conduct our business:

•

The Dodd-Frank Act establishes the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. On October 1, 2011, the FSOC issued a proposed rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The regulation details a three-stage process, with the level of scrutiny increasing at each stage. During Stage 1, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A company that meets both the asset test and one of the other thresholds will be subject to additional review. While we believe it to be unlikely that a private equity firm would be designated as systemically important, if such designation were to occur to us, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In connection with the work of the FSOC, on October 31, 2011, the SEC and the Commodity Futures Trading Commission issued a joint final rule on systemic risk reporting designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This final rule requires large private equity fund advisers, such as Blackstone, to submit reports focusing primarily on the extent of leverage incurred by their funds’ portfolio companies, the use of bridge financing and their funds’ investments in financial institutions.

•

The Dodd-Frank Act, under what has become known as the “Volcker Rule,” will generally prohibit depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule will become effective on July 21, 2012 and is subject to transition periods and exceptions for “permitted activities” that would enable certain institutions subject to the Volcker Rule to continue investing in private equity funds under certain conditions. While there is substantial uncertainty regarding the availability of extensions and transition period relief, as well as general practical implications under the Volcker Rule, there are likely to be adverse implications on our ability to raise funds from banking organizations as a result of this prohibition.

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

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC.

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

In September 2010, California enacted legislation requiring placement agents who solicit funds from the California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System to register as lobbyists. In addition to increased reporting requirements, the legislation prohibits placement agents from receiving contingent compensation for soliciting investments from California state retirement systems. New York City has enacted similar measures that require asset management firms and their employees that solicit investments from New York City’s five public pension systems to register as lobbyists. Like the California legislation, the New York City measures impose significant compliance obligations on registered lobbyists and their employers, including annual registration fees, periodic disclosure reports and internal recordkeeping, and also prohibit the acceptance of contingent fees. Moreover, other states or municipalities may consider similar legislation as that enacted in California or adopt regulations or procedures with similar effect. These types of measures could materially and adversely impact our fund placement business.

In November 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Compliance with the Basel III standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit. See “—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income.”

It is impossible to determine the extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2015, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2015, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. Regulations implementing FATCA have not yet been finalized. Recently issued proposed regulations, if finalized, would delay the implementation of certain reporting requirements under FATCA but no assurance can be given that the proposed regulations will be finalized or that any final regulations will include any delay. Accordingly, some foreign investors may hesitate to invest in U.S. funds until there is more certainty around FATCA implementation. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

In October 2010, the European Union (“EU”) Council of Ministers adopted a directive to amend the revised Capital Requirements Directive, (“CRD III”), which, among other things, requires EU member states to introduce stricter control on remuneration of key employees and risk takers within specific credit institutions and investment firms. The FSA has implemented CRD III by amending its remuneration code: the specific requirements for affected firms differ depending on a firm’s size and nature of its activities. Of our two entities operating in the United Kingdom, The Blackstone Group International Partners LLP is not subject to the remuneration code. GSO Capital Partners International LLP is subject to the remuneration code, but due to the nature and size of its activities, the quantitative provisions of the remuneration code do not apply and the implementation of the remuneration code has not had a material impact on existing remuneration structures.

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

In Denmark and Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. In brief, the Danish legislative amendments generally entail that annual net financing expenses in excess of a certain threshold amount (Danish krone 21.3 million on a consolidated basis, equal to approximately €2.9 million – a fixed amount as of 2012) will be limited on the basis of earnings before interest and taxes and/or asset tax values. Further, in January 2012, a legislative proposal was introduced according to which loss carry forward for each year would be reduced to 60% of existing losses in excess of Danish krone 1 million (equal to approximately €135,000) on a consolidated basis. Losses in excess of the 60% threshold would still be permitted to be carried forward to subsequent years, albeit with similar restrictions. If the proposed legislation is adopted in its current form, it will be effective starting with the 2013 fiscal year. According to the German interest stripping rules, interest expenses exceeding the interest income of the same fiscal year may be deducted only up to 30% of the (adjusted) taxable earnings before interest, taxes, depreciation and amortization of the relevant German business (Betrieb) (subject to specific certain exemptions), while any additional non-deductible interest may, if at all, only be claimed in subsequent years. These measures will most likely adversely affect portfolio companies in those countries in which our funds have investments and limit the benefits of additional investments in those countries.

In December 2011, China’s National Development and Reform Commission issued a new circular regulating the activities of private equity funds established in China. The circular includes new rules relating to the establishment, fund-raising and investment scope of such funds; risk control mechanisms; basic responsibilities and duties of fund managers; information disclosure systems; and record filing. Since our RMB fund was established in China, it is subject to these new rules, and compliance with the requirements may impose additional expense, affect the manner in which we conduct our business and adversely affect our profitability.

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

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum, and in September 2010, we issued $400 million of ten-year senior notes at a rate of 5.875% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of April 8, 2016. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject them and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, the activities of our portfolio companies and a variety of other litigation claims. For example, from time to time we and our portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see “—Legal Proceedings” below for a discussion of certain proceedings to which we are currently a party.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 and 2009, many third party investors that invest in alternative assets and have historically invested in our investment funds experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real estate, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of realizations during that period from their existing private equity and real estate portfolios, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limited their ability to make new commitments to third party managed investment funds such as those managed by us. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline. An investment in a limited partner interest in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been exacerbated by the recent economic downturn. Concerns with liquidity could cause such public pensions funds to reevaluate the appropriateness of alternative investments. Although economic conditions have improved and many investors have increased the amount of commitments they are making to alternative investment funds, there is no assurance that this will continue. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors. For instance, we are in the process of raising capital for our seventh global real estate opportunity fund, and if economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for that fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.

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

Moreover, with respect to the historical returns of our investment funds:

•

market conditions during previous periods were significantly more favorable for generating positive performance, particularly in our private equity and real estate businesses, than the market conditions we experienced in the past three years and may continue to experience for the foreseeable future,

•

the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

•

the rates of returns of our BCP and BREP funds in some years were positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments,

•

in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds and high liquidity in debt markets,

•

our investment funds’ returns in some years benefited from investment opportunities and general market conditions that may not repeat themselves (including, for example, particularly favorable borrowing conditions in the debt markets during 2005, 2006 and early 2007), and our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions, and

•

the rates of return reflect our historical cost structure, which may vary in the future due to various factors enumerated elsewhere in this report and other factors beyond our control, including changes in laws.

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

Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

•

give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities,

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt,

•

allow even moderate reductions in operating cash flow to render it unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it,

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth, and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds). A number of factors serve to increase our competitive risks:

•	a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do,

•	some of our funds may not perform as well as competitors’ funds or other available investment products,

•

several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit,

•

some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities,

•

some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do,

•	some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors,

•

some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make,

•

there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition,

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do,

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment,

•	some investors may prefer to invest with an investment manager that is not publicly traded or is smaller with only one or two investment products that it manages, and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.

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

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another,

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity,

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation,

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments,

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance,

•	political hostility to investments by foreign or private equity investors,

•	less publicly available information in respect of companies in non-U.S. markets,

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms,

•	higher rates of inflation,

•	higher transaction costs,

•	difficulty in enforcing contractual obligations,

•	fewer investor protections,

•

certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments, and

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

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Also, our decision to pursue a fund investment opportunity could preclude our ability to obtain a related advisory assignment, and vice versa. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and that conflict would have to be carefully managed by us. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we failed to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

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

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, over 85% of the investments of our real estate funds (based on current fair values) are in office building, hotel and shopping center assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2011, Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, had 61.5% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include, among others, the following:

•

our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to our common unitholders,

•

our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have fiduciary and contractual obligations to the investors in those funds and certain of our subsidiaries engaged in our advisory business have contractual duties to their clients, as a result of which we expect to regularly take actions that might adversely affect our near-term results of operations or cash flow,

•

because our senior managing directors hold their Blackstone Holdings Partnership Units directly or through entities that are not subject to corporate income taxation and The Blackstone Group L.P. holds Blackstone Holdings Partnership Units through wholly owned subsidiaries, some of which are subject to corporate income taxation, conflicts may arise between our senior managing directors and The Blackstone Group L.P. relating to the selection and structuring of investments,

•

other than as set forth in the non-competition and non-solicitation agreements to which our senior managing directors are subject, which may not be enforceable, affiliates of our general partner and existing and former personnel employed by our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us,

•

our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common units, common unitholders will have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law,

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under the partnership agreement,

•	our general partner determines how much debt we incur and that decision may adversely affect our credit ratings,

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us,

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates, and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

As part of the reorganization related to our initial public offering we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2011, we have recorded $595.5 million of finite-lived intangible assets (in addition to $1.7 billion of goodwill). We are amortizing these finite-lived intangibles over their estimated useful lives, which range between five and fifteen years, using the straight-line method. In addition, as part of the reorganization at the time of our IPO, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods.

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

An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and financial advisory firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Blackstone Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, The Blackstone Group L.P. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings partnerships and are vested with all management and control over the Blackstone Holdings partnerships. We do not believe the equity interests of The Blackstone Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Blackstone Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe The Blackstone Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in clause (b) in the first sentence of this paragraph. In addition, we believe The Blackstone Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 397,884,355 voting common units outstanding as of February 17, 2012. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings own an aggregate of 598,890,175 Blackstone Holdings Partnership Units outstanding as of February 17, 2012. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that would require us to register these common units under the Securities Act. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Transactions with Related Persons—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

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

As of February 17, 2012, we had granted 26,391,357 outstanding deferred restricted common units and 16,145,528 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under our 2007 Equity Incentive Plan. The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 159,958,234 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 17, 2012. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “—The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units”, the U.S. Congress recently considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

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

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.” For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

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

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2011, we lease our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Dubai, Düsseldorf, Hong Kong, Houston, Istanbul, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco, Santa Monica, Seoul, Shanghai, Singapore, Sydney and Tokyo. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against sixteen private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that from mid-2003 defendants have violated antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. The complaint seeks injunctive relief on behalf of all persons who sold securities to any of the defendants in leveraged buyout transactions. The amended complaint also includes seven purported sub-classes of plaintiffs seeking damages and/or restitution and comprised of shareholders of seven companies. Following the completion of fact discovery, plaintiffs may be permitted to amend their complaint further to add a number of additional leveraged buyout transactions.

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

In February 2011, a three-judge panel of the Second Circuit reversed the District Court’s decision, ruling that the District Court incorrectly found that plaintiffs’ allegations were, if true, immaterial as a matter of law. The Second Circuit disagreed with the District Court, concluding that the complaint “plausibly” alleged that the initial public offering documents omitted material information concerning two of Blackstone funds’ individual investments and inadequately disclosed information relating to market risks to their real estate investments. Because this was a motion to dismiss, in reaching this decision the Second Circuit accepted all of the complaint’s factual allegations as true and drew every reasonable inference in plaintiffs’ favor. The Second Circuit did not consider facts other than those in the plaintiffs’ complaint. On June 28, 2011, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was subsequently denied. On August 8, 2011, defendants filed their answer to the complaint and discovery commenced and is continuing in this action.

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

Blackstone believes that all of the foregoing suits are totally without merit and intends to defend them vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests are traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.” Our common units began trading on the NYSE on June 22, 2007.

The number of holders of record of our common units as of February 17, 2012 was 71. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.

Cash Distribution Policy

With respect to fiscal year 2011, we have paid three quarterly distributions of $0.10 per common unit (aggregating $0.30 per common unit) to record holders of common units and we have declared an additional distribution of $0.22 per common unit to common unitholders in respect of the fourth quarter of 2011 payable on March 30, 2012 to holders of record of common units at the close of business on March 15, 2012. We have also paid three quarterly distributions of $0.10 per Blackstone Holdings partnership unit (aggregating $0.30 per Blackstone Holdings unit) and we have declared a distribution of $0.28 per unit in respect of 2011 to be paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships, payable on March 30, 2012 to holders of record of Blackstone Holdings partnership units at the close of business on March 15, 2012. These distributions related to fiscal year 2011 represented our net after-tax share of our annual Distributable Earnings in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our common unitholders for any ensuing quarter.

With respect to our common unit holders in fiscal year 2010, we paid quarterly distributions of $0.10 per unit for the first three quarters and $0.32 per unit in respect of the fourth quarter of fiscal 2010 (aggregating $0.62 per common unit for fiscal 2010). With respect to our Blackstone Holdings partnership unit holders in fiscal year 2010, we paid quarterly distributions of $0.10 per unit for the first three quarters and $0.35 per unit in respect of the fourth quarter of fiscal 2010 (aggregating $0.65 per Blackstone Holdings partnership unit for fiscal 2010).

The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE:

	Sales Price
	2011		2010
	High	Low	High	Low
First Quarter	$18.95	$14.23	$15.10	$12.03
Second Quarter	$19.63	$15.95	$15.49	$9.34
Third Quarter	$17.78	$11.50	$12.72	$8.93
Fourth Quarter	$15.74	$10.51	$14.65	$12.30

Blackstone uses Distributable Earnings for purposes of determining the distributions to our unitholders. Distributable Earnings is a non-GAAP measure intended to show the amount of our net realized earnings. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss) less; (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Cash Taxes and Payables Under the Tax Receivable Agreement.

Distributable Earnings will only be a starting point for our determination of the amount to be distributed to unitholders because as noted above, in determining the amount to be distributed we will subtract from

Distributable Earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. In most years the aggregate amounts of our distributions to unitholders will typically be less than our Distributable Earnings for that year.

As was the case in 2011, our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings less the amount of our realized investment gains and returns of capital from investments and acquisitions. This determination has been based on the continued pace of organic and inorganic growth and the potential for further strategic initiatives and the retained amount will be used for those purposes. The retained cash will be deducted from the fourth quarter distribution which is made in the first quarter of the ensuing calendar year. All distributions are subject to Blackstone’s discretion to retain additional amounts from the amount of annual Distributable Earnings to be distributed as described above.

Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will remain unchanged at $0.10 per unit. For the fourth quarter of each year, we expect to pay the remaining amount of the year’s Distributable Earnings less realized investment gains and returns of capital from investments and acquisitions. As such, the distributions for the first three quarters are expected to be smaller than the final quarterly distribution in respect of such year.

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

Because The Blackstone Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Blackstone Holdings held through wholly-owned subsidiaries, we fund distributions by The Blackstone Group L.P., if any, in three steps:

•

First, we cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings (except as set forth in the following paragraph),

•

Second, we cause The Blackstone Group L.P.’s wholly-owned subsidiaries to distribute to The Blackstone Group L.P. their share of such distributions, net of the taxes and amounts payable under the tax receivable agreement by such wholly-owned subsidiaries, and

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

Unit Repurchases in the Fourth Quarter of 2011

In January 2008, the Board of Directors authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. The unit repurchase program may be suspended or discontinued at any time and does not have a final specified date. No purchases of our common units were made by us or on our behalf during the quarter ended December 31, 2011. See “—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Net Loss Per Common Unit” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated and combined statements of financial condition and income data as of and for the five years ended December 31, 2011 have been derived from our consolidated and combined financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2011 and 2010 and Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2008 and 2007 and Consolidated and Combined Statements of Operations for the years ended December 31, 2008 and 2007 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,811,750	$1,584,748	$1,482,226	$1,476,357	$1,566,047
Performance Fees	1,182,660	937,834	221,090	(1,247,320)	1,126,640
Investment Income (Loss)	213,323	561,161	40,604	(622,877)	333,762
Interest and Dividend Revenue and Other	44,843	35,599	29,779	44,479	23,699

Total Revenues	3,252,576	3,119,342	1,773,699	(349,361)	3,050,148

Expenses
Compensation and Benefits (a)	2,738,425	3,610,189	3,777,606	3,859,787	2,256,647
General, Administrative and Other	566,313	466,358	443,573	440,776	324,200
Interest Expense	57,824	41,229	13,384	23,008	32,080
Fund Expenses	25,507	26,214	7,296	63,031	151,917

Total Expenses	3,388,069	4,143,990	4,241,859	4,386,602	2,764,844

Other Income (Loss)
Reversal of Tax Receivable Agreement Liability	197,816	—	—	—	—
Net Gains (Losses) from Fund Investment Activities	14,935	501,994	176,694	(872,336)	5,423,132

Total Other Income	212,751	501,994	176,694	(872,336)	5,423,132

Income (Loss) Before Provision (Benefit) for Taxes	77,258	(522,654)	(2,291,466)	(5,608,299)	5,708,436
Provision (Benefit) for Taxes	345,711	84,669	99,230	(14,145)	47,693

Net Income (Loss)	(268,453)	(607,323)	(2,390,696)	(5,594,154)	5,660,743
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(32,526)	84,837	131,097	(632,495)	628,354
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	15,610	346,312	(14,328)	(159,828)	4,510,881
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(83,234)	(668,444)	(1,792,174)	(3,638,799)	857,022

Net Loss Attributable to The Blackstone Group L.P.	$(168,303)	$(370,028)	$(715,291)	$(1,163,032)	$(335,514)

	Year Ended December 31,
	2011	2010	2009	2008	2007
					June 19, 2007 through December 31, 2007
Net Loss Per Common Unit, Basic and Diluted (b)
Common Units	$(0.35)	$(1.02)

Common Units Entitled to Priority Distributions			$(2.46)	$(4.32)	$(1.28)

Common Units Not Entitled to Priority Distributions			$(3.71)	$(3.06)	$ N/A

Distributions Declared (c)	$0.62	$0.60	$0.90	$1.20	$0.30

(a)	Prior to the IPO in June 2007, our compensation and benefits expense reflected compensation (primarily salary and bonus) paid or accrued solely to our non-senior managing director employees. Subsequent to our IPO, our compensation and benefits expense reflects (a) employee compensation and benefits expense paid and payable to our employees, including our senior managing directors, (b) equity-based compensation associated with grants of equity-based awards to senior managing directors, other employees and selected other individuals engaged in our businesses, including the amortization of all equity granted to existing employees at the time of the IPO, and (c) performance payment arrangements for Blackstone personnel and profit sharing interests in carried interest.
(b)	Prior to our IPO in June 2007, we did not have any Blackstone common units. Accordingly, we had no earnings per common unit for the prior periods.
(c)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal year 2011 we have declared a final fourth quarter distribution per common unit of $0.22 which will be paid in 2012.

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$21,909,129	$18,844,605	$9,409,024	$9,489,057	$13,175,245
Senior Notes	$1,051,705	$1,010,911	$588,624	$—	$—
Total Liabilities (a)	$12,656,843	$10,591,248	$2,865,491	$3,370,612	$2,890,960
Redeemable Non-Controlling Interests in Consolidated Entities	$585,606	$600,836	$526,311	$362,462	$2,438,266
Partners’ Capital	$8,666,680	$7,652,521	$6,017,222	$5,755,983	$7,846,019

(a)	The decrease in total assets from December 31, 2007 to December 31, 2009 and 2008 is due to the deconsolidation of the Blackstone Funds following the granting of certain liquidation or removal of the general partner rights to unaffiliated investors in each respective fund following Blackstone’s IPO. The increase in total assets and total liabilities from December 31, 2009 to December 31, 2010 and 2011 is principally due to the acquisition, in our Credit Businesses segment, of certain management agreements of certain CLO vehicles which, under GAAP accounting guidance, are required to be consolidated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. Please see Note 2. “Summary of Significant Accounting Policies—Basis of Presentation” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.

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

•

Real Estate. We are a world leader in real estate investing with an assortment of real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, three European focused real estate funds, and a number of real estate debt investment funds. In addition, in November 2010, we commenced our management of the Bank of America Merrill Lynch Asia real estate platform and during the second half of 2011, we held our initial closing of our next opportunistic real estate fund. Our real estate funds have made significant investments in lodging, major urban office buildings, shopping centers and a variety of real estate operating companies. In addition, our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”). BAAM was organized in 1990 and has developed into a leading institutional solutions provider utilizing hedge funds across a wide variety of strategies. BAAM is the world’s largest discretionary allocator to hedge funds. Blackstone exited the business of managing publicly listed closed-end investment companies focused on Asian equity markets as of December 31, 2011. The Indian-focused and Asian-focused closed-end mutual funds are no longer a component of Hedge Fund Solutions.

•

Credit Businesses. Our Credit Businesses segment is comprised principally of GSO Capital Partners LP (“GSO”). GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds and general credit-oriented funds. GSO is a world leader in credit-oriented products.

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

Business Environment

World equity and debt markets were mixed in 2011, characterized by high levels of volatility resulting from macroeconomic, political and regulatory uncertainty. In equities, the MSCI World Index declined 8%, with developed markets such as the U.S. and Europe generally outperforming developing markets in Asia and elsewhere. Credit indices rose in 2011, benefiting from strong corporate earnings and higher demand. Benchmark rates remained at historic lows although high yield spreads widened 150 basis points, with a sharp increase in investor caution in the second half of the year. Average leveraged loan prices declined modestly from 94% of par at the end of 2010 to 92% at year-end 2011.

Monetary policy throughout the world was mixed, but in the U.S., the Federal Reserve has remained committed to accommodative policy and inflation has tracked at low levels. Corporate earnings were generally better than expected for most of 2011, and cash flows and balance sheets remained very healthy, although companies have remained cautious in hiring. The U.S. unemployment rate remains elevated, but declined to its lowest level in three years exiting 2011.

In commercial real estate, despite the volatility in the global economy and public equity markets, operating fundamentals remain healthy across all of our real estate investment types. The office sector is benefiting from historically low levels of new supply, combined with slow but steady growth in GDP and employment, which has resulted in increasing occupancy and rents. There are similar trends of positive absorption and declining vacancy in our industrial, retail and senior living sectors. In the hospitality sector, trends remain positive, with U.S. industry RevPAR (“Revenue per Available Room”) up 8% for 2011.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transactions

On May 16, 2011, the Partnership, through GSO, completed the acquisition of management agreements relating to four collateralized loan obligation vehicles previously managed by Allied Irish Banks.

On November 4, 2011, the agreement of limited partnership of Blackstone was amended to provide that the common units purchased by China Investment Corporation and its affiliates subsequent to Blackstone’s IPO will no longer be non-voting.

On January 5, 2012, GSO completed the acquisition of Harbourmaster, a leading European leveraged loan manager and adviser.

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

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital, or in some cases, a fixed fee. Base management fees are based on contractual terms specified in the underlying investment advisory agreements.

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

Other Revenue—Other Revenue consists of foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and other revenues.

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

Other Operating Expenses—Other operating expenses represent general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

Fund Expenses—The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third-party expenses.

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated entities held by third party investors. Such interests are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Income Taxes

The Blackstone Holdings partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly-owned subsidiaries of the Partnership and the Blackstone Holdings partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income tax is reflected in the consolidated financial statements.

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Position.

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

Blackstone records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

There remains some uncertainty regarding Blackstone’s future taxation levels. Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. On May 28, 2010, the U.S. House of Representatives passed legislation, or “May 2010 House bill”, that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that was generally similar to the legislation passed by the U.S. House of Representatives. On February 14, 2012, Representative Levin introduced similar legislation, or “2012 Levin bill”, that would tax Carried Interest at ordinary income tax rates (which would be higher than the proposed blended rate under the May 2010 House bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

Both the May 2010 House bill and the 2012 Levin bill also provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations.

On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of Carried Interest. In its published revenue proposal for 2013, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax. The Obama administration proposed similar changes in its published revenue proposals for 2010, 2011 and 2012.

States and other jurisdictions have also considered legislation to increase taxes with respect to Carried Interest. For example, in 2010, the New York State Assembly passed a bill, which could have caused a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. This legislation would have been retroactive to January 1, 2010. It is unclear whether or when similar legislation will be enacted. Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation.

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

It is not possible at this time to meaningfully quantify the potential impact on Blackstone of this potential future legislation or any similar legislation. Multiple versions of legislation in this area have been proposed over the last few years that have included significantly different provisions regarding effective dates and the treatment of invested capital, tiered entities and cross-border operations, among other matters. Depending upon what version of the legislation, if any, were enacted, the potential impact on a public company such as Blackstone in a given year could differ dramatically and could be material. In addition, these legislative proposals would not themselves impose a tax on a publicly traded partnership such as Blackstone. Rather, they could force Blackstone and other publicly traded partnerships to restructure their operations so as to prevent disqualifying income from reaching the publicly traded partnership in amounts that would disqualify the partnership from treatment as a partnership for U.S. federal income tax purposes. Such a restructuring could result in more income being earned in corporate subsidiaries, thereby increasing corporate income tax liability indirectly borne by the publicly traded partnership. In addition, we, and our common unitholders, could be taxed on any such restructuring. The nature of any such restructuring would depend on the precise provisions of the legislation that was ultimately enacted, as well as the particular facts and circumstances of Blackstone’s operations at the time any such legislation were to take effect, making the task of predicting the amount of additional tax highly speculative.

On February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework if enacted could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our Carried Interest in respect of such companies. The framework would also reduce the top marginal tax rate on corporations from 35% to 28%. Such a change could increase the effective cost of financing such investments, which could again reduce the value of our Carried Interest. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates the President’s support for treatment of Carried Interest as ordinary income, as provided in the President’s revenue proposal for 2013 described above. Because the framework did not include specifics, its effect on us is unclear.

Economic Net Income

Blackstone uses Economic Net Income (“ENI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. ENI presents revenues and expenses on a basis that deconsolidates the investment funds we manage. (See Note 20. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.)

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our discussion of Distributable Earnings.

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings, less realized investment gains and returns of capital from investments and acquisitions, in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

Net Fee Related Earnings from Operations

Blackstone uses Net Fee Related Earnings from Operations as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Net Fee Related Earnings from Operations equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation), (b) other operating expenses and (c) cash taxes due on earnings from operations as calculated using a similar methodology as applied in calculating the current tax provision (benefit) for The Blackstone Group L.P. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our discussion of Net Fee Related Earnings from Operations.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equal the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds plus the fair value of co-investments managed by us that were made by limited partners of our funds in portfolio companies of such funds,

(b)	the net asset value of our funds of hedge funds, hedge funds, closed-end mutual funds and registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts, and

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or incentive fees. Our Fee-Earning Assets Under Management generally equal the sum of:

(a)	for our Blackstone Capital Partners (“BCP”) funds, which includes our energy-focused, communication focused and RMB-denominated private equity funds and Blackstone Real Estate Partners (“BREP”) funds, which includes our European focused opportunistic real estate funds, where the investment period has not expired, the amount of capital commitments,

(b)	for our BCP and BREP funds where the investment period has expired, the remaining amount of invested capital,

(c)	for our real estate debt investment funds (“BREDS”), the remaining amount of invested capital,

(d)	for our credit-oriented carry funds, the amount of invested capital (which may be calculated to include leverage) or net asset value,

(e)	the invested capital of co-investments arranged by us that were made by limited partners of our funds in portfolio companies of such funds and on which we receive fees,

(f)	the net asset value of our funds of hedge funds, hedge funds, certain credit-oriented closed-end registered investment companies, and our closed-end mutual funds,

(g)	the fair value of assets we manage pursuant to separately managed accounts,

(h)	the gross amount of underlying assets of our CLOs at cost, and

(i)	the gross amount of assets (including leverage) for certain of our credit-oriented closed-end registered investment companies.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2011. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees	$1,811,750	$1,584,748	$1,482,226	$227,002	14%	$102,522	7%

Performance Fees
Realized	229,006	366,721	70,492	(137,715)	-38%	296,229	N/M
Unrealized	953,654	571,113	150,598	382,541	67%	420,515	N/M

Total Performance Fees	1,182,660	937,834	221,090	244,826	26%	716,744	N/M

Investment Income (Loss)
Realized	87,542	29,157	44,320	58,385	N/M	(15,163)	-34%
Unrealized	125,781	532,004	(3,716)	(406,223)	-76%	535,720	N/M

Total Investment Income (Loss)	213,323	561,161	40,604	(347,838)	-62%	520,557	N/M

Interest and Dividend Revenue	37,427	36,218	22,680	1,209	3%	13,538	60%
Other	7,416	(619)	7,099	8,035	N/M	(7,718)	N/M

Total Revenues	3,252,576	3,119,342	1,773,699	133,234	4%	1,345,643	76%

Expenses
Compensation and Benefits
Compensation	2,421,712	3,253,226	3,778,686	(831,514)	-26%	(525,460)	-14%
Performance Fee Compensation
Realized	99,527	128,316	25,102	(28,789)	-22%	103,214	N/M
Unrealized	217,186	228,647	(26,182)	(11,461)	-5%	254,829	N/M

Total Compensation and Benefits	2,738,425	3,610,189	3,777,606	(871,764)	-24%	(167,417)	-4%
General, Administrative and Other (a)	566,313	466,358	443,573	99,955	21%	22,785	5%
Interest Expense	57,824	41,229	13,384	16,595	40%	27,845	N/M
Fund Expenses	25,507	26,214	7,296	(707)	-3%	18,918	N/M

Total Expenses (a)	3,388,069	4,143,990	4,241,859	(755,921)	-18%	(97,869)	-2%

Other Income
Reversal of Tax Receivable Agreement Liability	197,816	—	—	197,816	N/M	—	N/M
Net Gains (Losses) from Fund Investment Activities	14,935	501,994	176,694	(487,059)	-97%	325,300	184%

Total Other Income	212,751	501,994	176,694	(289,243)	-58%	325,300	184%

Income (Loss) Before Provision (Benefit) for Taxes (a)	77,258	(522,654)	(2,291,466)	599,912	N/M	1,768,812	77%
Provision (Benefit) for Taxes (a)	345,711	84,669	99,230	261,042	N/M	(14,561)	-15%

Net Income (Loss) (a)	(268,453)	(607,323)	(2,390,696)	338,870	56%	1,783,373	75%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(32,526)	84,837	131,097	(117,363)	N/M	(46,260)	-35%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	15,610	346,312	(14,328)	(330,702)	-95%	360,640	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings (a)	(83,234)	(668,444)	(1,792,174)	585,210	88%	1,123,730	63%

Net Income (Loss) Attributable to The Blackstone Group L.P. (a)	$(168,303)	$(370,028)	$(715,291)	$201,725	55%	$345,263	48%

N/M	Not meaningful.
(a)	The amounts reported for the year ended December 31, 2011 reflect an adjustment from those reported in our earnings release dated February 2, 2012.

Revenues

Total Revenues were $3.3 billion for the year ended December 31, 2011, an increase of $133.2 million compared to $3.1 billion for the year ended December 31, 2010. The increase in revenues was primarily driven by an increase of $227.0 million in Management and Advisory Fees and an increase in Performance Fees of $244.8 million, partially offset by a decrease of $347.8 million in Investment Income (Loss). The increase in Management and Advisory Fees was primarily attributable to (a) increases in management fees in our Private Equity segment, driven by fees generated from BCP VI and BEP funds, which commenced their investment periods during the first and third quarters of 2011, respectively, (b) increases in transaction fees in our Real Estate segment, driven by the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011, and management fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform, and (c) increases in management fees in our Credit Businesses and Hedge Fund Solutions segments due to higher Fee-Earning Assets Under Management. The increase in Performance Fees was due to improved operating performance and projected cash flows resulting in the appreciation in the fair value of the investments across our Real Estate carry funds and the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations. The “catch-up” provisions of the Real Estate funds’ profit allocations specify that once a fund’s preferred return hurdle has been reached, Blackstone is entitled to a disproportionately greater share (80% of the profits) until it effectively reaches its full share of performance fees (20% of the total profits).

Total Revenues were $3.1 billion for the year ended December 31, 2010, an increase of $1.3 billion compared to $1.8 billion for the year ended December 31, 2009. The increase in revenues was primarily attributable to an increase of $716.7 million in Performance Fees, an increase of $520.6 million in Investment Income (Loss) and an increase of $102.5 million in Management and Advisory Fees. The increase in Performance Fees was primarily driven by improved performance of our real estate carry funds in our Real Estate segment and our credit-oriented funds and funds of hedge funds in our Credit Businesses and Hedge Fund Solutions segments, respectively. Investment Income (Loss) improved primarily due to valuation increases in the underlying portfolio investments in our Real Estate and Private Equity segments. The increase in Management and Advisory Fees was primarily due to (a) increases in Advisory Fees from our fund placement business which is included in our Financial Advisory segment, (b) increases in Base Management Fees in our Hedge Fund Solutions segment driven by higher Fee-Earning Assets Under Management from positive inflows in our funds of hedge funds business, and (c) an increase in Transaction Fees reflecting the increase in investment activity and net earnings generated from the November 23, 2010 commencement of our management of the Bank of America Merrill Lynch Asia assets in our Real Estate segment.

Expenses

Expenses were $3.4 billion for the year ended December 31, 2011, a decrease of $755.9 million, or 18%, compared to $4.1 billion for the year ended December 31, 2010. The decrease was primarily attributable to a decrease of $871.8 million in Compensation and Benefits. Compensation decreased $831.5 million from the prior year period to $2.4 billion as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General, Administrative and Other expenses were $566.3 million for the current year period, an increase of $100.0 million driven by the levels of business activity, revenue growth and headcount. Interest Expense was $57.8 million for the current year, an increase of $16.6 million from the same period of 2010 due to Blackstone’s issuance of senior notes in 2010.

Expenses were $4.1 billion for the year ended December 31, 2010, a decrease of $97.9 million, or 2%, compared to $4.2 billion for the year ended December 31, 2009. The decrease was primarily attributable to a decrease of $167.4 million in Compensation and Benefits driven by a decrease in Compensation, partially offset by an increase in Performance Fee Compensation due to improved performance in our Real Estate segment and our credit-oriented funds and funds of hedge funds in our Credit Businesses and Hedge Fund Solutions segments, respectively. Compensation decreased $525.5 million from the year ended December 31, 2009 to $3.3 billion.

This decrease was principally due to the absence of equity-based compensation expense discussed above. General, Administrative and Other expenses were $466.4 million for the year ended December 31, 2010, an increase of $22.8 million, driven by the same factors discussed above.

Other Income

Other Income was $212.8 million for the year ended December 31, 2011, a decrease of $289.2 million compared to $502.0 million for the year ended December 31, 2010. The decrease of $487.1 million of Net Gains (Losses) from Fund Investment Activities was due to declines in the income of our Private Equity and Real Estate consolidated side-by-side entities and our consolidated CLO vehicles. This decrease was partially offset by $197.8 million of Other Income which is attributable to the reversal of the tax receivable agreement liability. This reduction in the amounts due to certain non-controlling interest holders in connection with the tax receivable agreement resulted from certain corporate subsidiaries adopting a New York City law for sourcing of revenue for apportionment purposes that reduces the effective tax rate of certain corporate subsidiaries and therefore reduces the expected future tax savings that would result in payments under the tax receivable agreements.

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

Operating Metrics

The following tables present certain operating metrics for the years ended December 31, 2011, 2010, and 2009. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators—Operating Metrics—Assets Under Management and Fee-Earning Assets Under Management”:

	Fee-Earning Assets Under Management			Assets Under Management
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
	(Dollars in Thousands)
Private Equity	$37,237,791	$24,188,555	$24,521,394	$45,863,673	$29,319,136	$24,758,992
Real Estate	31,236,540	26,814,714	23,708,057	42,852,669	33,165,124	20,391,334
Hedge Fund Solutions	37,819,636	33,159,795	27,451,309	40,534,768	34,587,292	28,799,326
Credit Businesses	30,462,786	25,337,158	20,416,237	36,977,394	31,052,368	24,233,476

Balance, End of Period (a)	$136,756,753	$109,500,222	$96,096,997	$166,228,504	$128,123,920	$98,183,128

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$109,500,222	$96,096,997	$91,041,057
Inflows, including Commitments (b)	43,749,359	18,250,862	7,407,805
Outflows, including Distributions (c)	(14,716,175)	(7,986,373)	(7,165,725)
Market Appreciation (Depreciation) (d)	(1,776,653)	3,138,736	4,813,860

Balance, End of Period (a)	$136,756,753	$109,500,222	$96,096,997

Increase	$27,256,531	$13,403,225	$5,055,940
Increase	25%	14%	6%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$128,123,920	$98,183,128	$94,559,217
Inflows, including Commitments (b)	49,514,693	20,877,450	8,274,221
Outflows, including Distributions (c)	(16,547,414)	(9,976,002)	(9,934,815)
Market Appreciation (Depreciation) (d)	5,137,305	19,039,344	5,284,505

Balance, End of Period (a)	$166,228,504	$128,123,920	$98,183,128

Increase	$38,104,584	$29,940,792	$3,623,911
Increase	30%	30%	4%

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Capital Deployed Limited Partner Capital Invested	$13,509,240	$7,357,995	$3,147,526	$6,151,245	84%	$4,210,469	134%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2011 included $291.6 million from a joint venture in which we are the minority interest holder.
(b)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(c)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $136.8 billion at December 31, 2011, an increase of $27.3 billion, or 25%, compared to $109.5 billion at December 31, 2010. Inflows of $43.7 billion were primarily related to (a) inflows of $16.3 billion in our Private Equity segment primarily due to the commencement of the investment periods for the BCP VI, China and BEP funds, (b) inflows of $9.7 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled and customized investment products and long only solutions business, (c) inflows of $9.9 billion in our Credit Businesses segment primarily due to capital raised across its long only platform, including the acquisition of $2.2 billion of CLO vehicles in the second quarter of 2011, and capital deployed from its drawdown funds, and (d) inflows of $7.8 billion in our Real Estate segment primarily due to the deployment of fee-earning co-investment capital related to the acquisition of the U.S. assets of Centro and the commencement of BREP VII. Outflows of $14.7 billion were primarily attributable to (a) outflows of $4.8 billion in our Credit Businesses segment substantially due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds, (b) outflows of $3.4 billion in our Real Estate segment primarily due to realizations from the Bank of America Merrill Lynch Asia real estate platform and the end of BREP VI’s investment period for which, as of August 26, 2011, management fees are earned on invested capital, and (c) reductions of $3.2 billion in our Private Equity segment’s Fee-Earning Assets Under Management due for the most part to the end of BCP V’s investment period during the first quarter of 2011 and dispositions in funds which earn fees based on remaining invested capital. Net market depreciation of $1.8 billion was principally due to declines in global markets.

Fee-Earning Assets Under Management were $109.5 billion at December 31, 2010, an increase of $13.4 billion, or 14%, compared with $96.1 billion at December 31, 2009. The $13.4 billion increase was attributed to a $4.9 billion increase in our Credit Businesses segment driven primarily by net inflows of $4.7 billion which included the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to CLO vehicles, and a $5.7 billion increase in our Hedge Fund Solutions segment driven primarily by net inflows of $2.9 billion and $2.8 billion of market appreciation. In addition, the Real Estate segment increased $3.1 billion, driven primarily by inflows related to the commencement of our management of the Bank of America Merrill Lynch Asia assets and capital raised by our real estate debt investment funds and additional co-investment capital.

Assets Under Management

Assets Under Management were $166.2 billion at December 31, 2011, an increase of $38.1 billion, or 30%, compared to $128.1 billion at December 31, 2010. Inflows of $49.5 billion were primarily related to (a) inflows of $18.6 billion in our Private Equity segment driven by the commencement of BCP VI’s investment period, (b) inflows of $11.3 billion in our Hedge Fund Solutions segment due to growth in the hedge fund manager seeding platform, long only commodities and equity replacement business and its commingled and customized investment products, (c) inflows of $11.3 billion in our Credit Businesses segment principally due to the acquisition of $2.3 billion of CLO vehicles and capital raised across its long only platform, and (d) inflows of $8.3 billion in our Real Estate segment primarily due to the deployment of co-investment capital and the commencement of BREP VII. Outflows of $16.5 billion, principally from our Credit Businesses, Private Equity and Hedge Fund Solutions segments, were for the same reasons noted in Fee-Earning Assets Under Management above. Net market appreciation of $5.1 billion was due to appreciation in the Real Estate and Private Equity segments of $4.4 billion and $2.2 billion, respectively, and there was depreciation in the Hedge Fund Solutions segment of $1.7 billion. Real Estate and Private Equity benefited from improvements in the carrying values of their investments while Hedge Fund Solutions was affected by equity market declines.

Assets Under Management were $128.1 billion at December 31, 2010, an increase of $29.9 billion, or 30%, compared with $98.2 billion at December 31, 2009. The $29.9 billion increase was attributed in part to a $6.8 billion increase in our Credit Businesses segment due to net inflows of $5.6 billion in our credit-oriented funds and the acquisition on April 1, 2010 of $3.5 billion of management agreements relating to CLO vehicles, and a $5.8 billion increase in our Hedge Fund Solutions segment due to net inflows of $2.8 billion in our funds of hedge funds. A $4.6 billion increase in our Private Equity segment was driven by net appreciation of $5.9 billion, while a $12.8 billion increase in our Real Estate segment was driven by market appreciation of $8.9 billion, continued fund-raising in our real estate debt funds, additional co-investment capital and the commencement of our management of the Bank of America Merrill Lynch Asia assets.

Limited Partner Capital Invested

Limited Partner Capital Invested was $13.5 billion for the year ended December 31, 2011, an increase of $6.2 billion, or 84%, compared to $7.4 billion for the year ended December 31, 2010. The change primarily reflected an increase of $2.2 billion and $2.1 billion in our Private Equity and Real Estate segments, respectively, which was primarily related to increased investment activity by our investment funds and the acquisition of the U.S. assets of Centro.

Limited Partner Capital Invested was $7.4 billion for the year ended December 31, 2010, an increase of $4.2 billion, or 134%, compared to $3.1 billion for the year ended December 31, 2009. The change reflected an increase in the size and volume of consummated transactions compared to the prior year, driven primarily by the favorable investment environment for the Real Estate segment resulting in increased investment activity by our BREP VI and debt investment funds.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$331,997	$263,307	$270,509	$68,690	26%	$(7,202)	-3%
Transaction and Other Fees, Net	133,004	72,243	86,336	60,761	84%	(14,093)	-16%
Management Fee Offsets	(27,073)	(188)	—	(26,885)	N/M	(188)	N/M

Total Management Fees	437,928	335,362	356,845	102,566	31%	(21,483)	-6%

Performance Fees
Realized	37,393	156,869	34,021	(119,476)	-76%	122,848	N/M
Unrealized	33,490	151,494	303,491	(118,004)	-78%	(151,997)	-50%

Total Performance Fees	70,883	308,363	337,512	(237,480)	-77%	(29,149)	-9%

Investment Income
Realized	44,988	15,332	36,968	29,656	193%	(21,636)	-59%
Unrealized	9,476	153,288	33,269	(143,812)	-94%	120,019	N/M

Total Investment Income	54,464	168,620	70,237	(114,156)	-68%	98,383	140%
Interest and Dividend Revenue	13,749	14,044	7,756	(295)	-2%	6,288	81%
Other	1,810	2,021	2,845	(211)	-10%	(824)	-29%

Total Revenues	578,834	828,410	775,195	(249,576)	-30%	53,215	7%

Expenses
Compensation and Benefits
Compensation	217,556	179,345	181,266	38,211	21%	(1,921)	-1%
Performance Fee Compensation
Realized	1,465	32,627	741	(31,162)	-96%	31,886	N/M
Unrealized	(2,229)	21,320	20,307	(23,549)	N/M	1,013	5%

Total Compensation and Benefits	216,792	233,292	202,314	(16,500)	-7%	30,978	15%
Other Operating Expenses	120,918	109,589	82,471	11,329	10%	27,118	33%

Total Expenses	337,710	342,881	284,785	(5,171)	-2%	58,096	20%

Economic Net Income	$241,124	$485,529	$490,410	$(244,405)	-50%	$(4,881)	-1%

N/M	Not meaningful.

Revenues

Revenues were $578.8 million for the year ended December 31, 2011, a decrease of $249.6 million compared to $828.4 million for the year ended December 31, 2010. The decrease in revenues was attributed to a decrease in Performance Fees and Investment Income of $237.5 million and $114.2 million, respectively, partially offset by an increase in Total Management Fees of $102.6 million.

Performance Fees, which are determined on a fund by fund basis, were $70.9 million for the year ended December 31, 2011, a decrease of $237.5 million, compared to $308.4 million for the year ended December 31, 2010, principally due to lower Performance Fees in BCP IV which had net returns of 8% in 2011 versus 30% during the 2010 year. The returns in 2011 were driven by investments in the energy sector and our publicly traded portfolio, particularly the investments which had initial public offerings in 2011, including Nielsen

Holdings N.V., Kosmos Energy Ltd., BankUnited, Inc., and Vanguard Health Systems, Inc. Investment Income was $54.5 million, a decrease of $114.2 million, compared to $168.6 million for the year ended December 31, 2010, principally driven by BCP IV and BCP V which, despite having positive current period performance, had lower fund returns than for the prior year; the 2010 results were driven by investments across all sectors from the improved economic environment during that period.

Total Management Fees were $437.9 million for the year ended December 31, 2011, an increase of $102.6 million compared to $335.4 million for the year ended December 31, 2010, driven by increased Base Management Fees and Transaction and Other Fees, partially offset by an increase in Management Fee Offsets. Base Management Fees were $332.0 million for the year ended December 31, 2011, an increase of $68.7 million compared to $263.3 million for the year ended December 31, 2010, principally as a result of an increase in Fee-Earning Assets Under Management due to the commencement of the BCP VI and BEP funds. Transaction and Other Fees were $133.0 million for the year ended December 31, 2011, an increase of $60.8 million compared to $72.2 million for the year ended December 31, 2010, principally as a result of one time fees earned from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings as well as fees generated from the increase in new investment activity. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

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

Expenses

Expenses were $337.7 million for the year ended December 31, 2011, a decrease of $5.2 million, compared to $342.9 million for the year ended December 31, 2010. The $5.2 million decrease was primarily attributed to a $54.7 million decrease in Performance Fee Compensation, mostly offset by a $38.2 million increase in Compensation and a $11.3 million increase in Other Operating Expenses. Performance Fee Compensation decreased as a result of the decreases in Performance Fees revenue. Compensation rose due to increased headcount and an improvement in performance measures to which a portion of compensation is linked. Other Operating Expenses increased $11.3 million to $120.9 million, principally due to interest expense allocated to the segment and occupancy costs.

Expenses were $342.9 million for the year ended December 31, 2010, an increase of $58.1 million, compared to $284.8 million for the year ended December 31, 2009. Compensation remained relatively flat compared to the prior year period. Performance Fee Compensation, which is based on the performance of individual investments held by a fund, increased $32.9 million to $53.9 million compared to the prior year period. Other Operating Expenses increased $27.1 million to $109.6 million, principally due to an increase in interest expense, professional fees, fund-raising expenses and other non-compensation expenses.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$24,188,555	$24,521,394	$25,509,163
Inflows, including Commitments	16,297,887	1,033,240	84,202
Outflows, including Distributions	(3,241,013)	(1,380,505)	(411,459)
Market Appreciation (Depreciation)	(7,638)	14,426	(660,512)

Balance, End of Period (a)	$37,237,791	$24,188,555	$24,521,394

Increase (Decrease)	$13,049,236	$(332,839)	$(987,769)
Increase (Decrease)	54%	-1%	-4%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$29,319,136	$24,758,992	$23,933,511
Inflows, including Commitments	18,620,779	755,142	490,831
Outflows, including Distributions	(4,272,314)	(2,120,823)	(1,653,130)
Market Appreciation (Depreciation)	2,196,072	5,925,825	1,987,780

Balance, End of Period (a)	$45,863,673	$29,319,136	$24,758,992

Increase (Decrease)	$16,544,537	$4,560,144	$825,481
Increase (Decrease)	56%	18%	3%

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$3,828,428	$1,653,493	$1,541,974	$2,174,935	132%	$111,519	7%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2011 include $291.6 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $37.2 billion at December 31, 2011, an increase of $13.0 billion, or 54%, compared with $24.2 billion at December 31, 2010. Inflows of $16.3 billion were primarily due to the commencement of the investment periods for BCP VI, BEP and China funds, which have raised $14.3 billion, $0.9 billion, and $0.2 billion, respectively, of third party capital through December 31, 2011. Outflows of $3.2 billion were primarily a result of the end of BCP V’s investment period during the first quarter of 2011 and investment dispositions in funds which earn fees based on remaining invested capital. After the close of a fund’s investment period, management fees are based on invested capital and binding commitments to new investments. Market depreciation of $7.6 million was due primarily to the impact of foreign exchange rates.

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

Assets Under Management

Assets Under Management were $45.9 billion at December 31, 2011, an increase of $16.5 billion, or 56%, compared with $29.3 billion at December 31, 2010. The increase was primarily due to inflows of $18.6 billion driven mainly by the commencement of BCP VI and BEP’s investment periods, the inclusion of non fee-earning co-investment assets as a result of a change in methodology implemented during the fourth quarter of 2011, and market appreciation of $2.2 billion in our existing portfolio, partially offset by outflows of $4.3 billion resulting from the dispositions of investments and the termination of BCP V’s investment period during the first quarter of 2011.

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

Limited Partner Capital Invested

Limited Partner Capital Invested was $3.8 billion for the year ended December 31, 2011, an increase of $2.2 billion, or 132%, compared to $1.7 billion for the year ended December 31, 2010. The increase was primarily attributable to new and existing investment opportunities across many sectors and all regions.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2011 Inception to Date
	2011		2010		2009		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	9%	8%	34%	30%	42%	35%	52%	38%	66%	51%
BCP V	5%	5%	29%	27%	2%	1%	2%	—	12%	8%
BCP VI (c)	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M	N/A	N/A
BEP (c)	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	Returns include partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Returns for BCP VI and BEP are not meaningful as their investment period commenced in January 2011 and August 2011, respectively.

The following table presents the investment record of the significant private equity funds from inception through December 31, 2011 for funds with closed investment periods including funds that are fully realized:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total					Total
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	28%	19%	2.6	$679	$1,742	28%	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,256	50%	32%	2.5	1,292	3,256	50%	32%	2.5
BCP III (Aug 1997 / Nov 2002)	4,026	9,190	18%	14%	2.3	4,026	9,190	18%	14%	2.3
BCOM (June 2000 / Jun 2006)	2,145	2,865	13%	6%	1.3	1,215	2,149	27%	19%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,423	19,252	52%	38%	2.6	5,235	15,147	66%	51%	2.9
BCP V (Dec 2005 / Dec 2011)	19,604	20,843	2%	—	1.1	2,693	3,486	12%	8%	1.3
The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.

(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $3.1 billion.

The following table presents the investment record of the significant private equity funds from inception through December 31, 2011 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments					Realized / Partially Realized Investments (a)
		Total					Total
Fund (Investment Period)	Available Capital (b)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)
	(Dollars in Millions)						(Dollars in Millions)
BCP VI (Jan 2011 / Jan 2017)	$13,237	$1,494	$1,433	N/M	N/M	1.0	$—	$—	N/A	N/A	N/A
BEP (Aug 2011 / Aug 2017)	$755	$116	$123	N/M	N/M	1.1	$—	$—	N/A	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The Private Equity segment has three significant contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of December 31, 2011, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of December 31, 2011:

	Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Dec 2011)	$5,750	12%

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
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$394,778	$338,428	$328,447	$56,350	17%	$9,981	3%
Transaction and Other Fees, Net	109,510	59,914	25,838	49,596	83%	34,076	132%
Management Fee Offsets	(4,950)	(1,071)	(2,467)	(3,879)	N/M	1,396	57%

Total Management Fees	499,338	397,271	351,818	102,067	26%	45,453	13%

Performance Fees
Realized	32,473	40,288	(3,039)	(7,815)	-19%	43,327	N/M
Unrealized	917,076	256,971	(252,180)	660,105	N/M	509,151	N/M

Total Performance Fees	949,549	297,259	(255,219)	652,290	N/M	552,478	N/M

Investment Income (Loss)
Realized	27,972	11,251	6,164	16,721	149%	5,087	83%
Unrealized	92,648	318,979	(125,624)	(226,331)	-71%	444,603	N/M

Total Investment Income (Loss)	120,620	330,230	(119,460)	(209,610)	-63%	449,690	N/M
Interest and Dividend Revenue	12,902	11,173	6,030	1,729	15%	5,143	85%
Other	(1,061)	(336)	3,261	(725)	N/M	(3,597)	N/M

Total Revenues	1,581,348	1,035,597	(13,570)	545,751	53%	1,049,167	N/M

Expenses
Compensation and Benefits
Compensation	236,771	183,177	158,115	53,594	29%	25,062	16%
Performance Fee Compensation
Realized	14,667	15,844	3,506	(1,177)	-7%	12,338	N/M
Unrealized	224,246	122,864	(113,981)	101,382	83%	236,845	N/M

Total Compensation and Benefits	475,684	321,885	47,640	153,799	48%	274,245	N/M
Other Operating Expenses	103,859	74,189	56,325	29,670	40%	17,864	32%

Total Expenses	579,543	396,074	103,965	183,469	46%	292,109	N/M

Economic Net Income (Loss)	$1,001,805	$639,523	$(117,535)	$362,282	57%	$757,058	N/M

N/M	Not meaningful.

Revenues

Revenues were $1.6 billion for the year ended December 31, 2011, an increase of $545.8 million compared to $1.0 billion for the year ended December 31, 2010. The increase in revenues was primarily attributed to an increase of $652.3 million in Total Performance Fees and an increase of $102.1 million in Total Management Fees, partially offset by a decrease of $209.6 million in Total Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $949.5 million for the year ended December 31, 2011, an increase of $652.3 million compared to $297.3 million for the year ended December 31, 2010. Investment Income was $120.6 million for the year ended December 31, 2011, a decrease of $209.6 million compared to $330.2 million for the year ended December 31, 2010. The net appreciation in fair value of the investments in our BREP V and BREP VI carry funds primarily contributed to the increase in Performance Fees for the year ended December 31, 2011. Performance Fees benefited from the strong performance of our carry funds with a portion of the increase due to the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations. The decrease in Investment Income was primarily driven by the year over year decrease in the appreciation of investments related to the BREP VI fund, in which Blackstone owns a greater share of such investments. The carrying fair value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 16.7% for the year ended December 31, 2011. The performance during the year ended December 31, 2011 was primarily driven by improved operating performance and projected cash flows across our Real Estate carry funds’ investments, including fee-paying co-investments, which resulted in the appreciation of our holdings, principally within our office, hotel and retail portfolios. As of December 31, 2011, the unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of Blackstone’s Real Estate funds, including fee-paying co-investments, represented 1.4 times investors’ original investment. On realized/partially realized basis, this multiple was 2.1 times investors’ original investments.

Total Management Fees were $499.3 million for the year ended December 31, 2011, an increase of $102.1 million compared to $397.3 million for the year ended December 31, 2010. Base Management Fees were $394.8 million for the year ended December 31, 2011, an increase of $56.4 million compared to $338.4 million for the year ended December 31, 2010, primarily due to fees earned from the management of the Bank of America Merrill Lynch Asia real estate platform and management fees earned from our co-investments. Transaction and Other Fees were $109.5 million for the year ended December 31, 2011, an increase of $49.6 million compared to $59.9 million for the year ended December 31, 2010, reflecting the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro.

Revenues were $1.0 billion for the year ended December 31, 2010, an improvement of $1.0 billion compared to $(13.6) million for the year ended December 31, 2009. The increase in revenues was primarily attributed to an increase of $552.5 million in Performance Fees, an increase of $449.7 million in Investment Income (Loss) and an increase of $45.5 million in Total Management Fees.

Performance Fees, which are determined on a fund-by-fund basis, were $297.3 million for the year ended December 31, 2010, an increase of $552.5 million compared to $(255.2) million for the year ended December 31, 2009. The increase in Performance Fees was primarily driven by the 2010 appreciation in the investments held by BREP IV and BREP V. Investment Income (Loss) was $330.2 million for the year ended December 31, 2010, an increase of $449.7 million compared to $(119.5) million for the year ended December 31, 2009. For the year ended December 31, 2010, valuation increases across most of the segment’s investments had the largest impact on investment income, primarily driven by Equity Office Properties Trust and Hilton Hotels Corporation. The increase in both Performance Fees and Investment Income (Loss) was driven by better performance of our carry funds. The December 31, 2010 unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of our Real Estate carry funds represented 1.4 times investors’ original investments.

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

Expenses

Expenses were $579.5 million for the year ended December 31, 2011, an increase of $183.5 million, compared to $396.1 million for the year ended December 31, 2010. The increase was primarily attributed to a $100.2 million increase in Performance Fee Compensation, resulting from improved Performance Fees revenue and an increase in Compensation of $53.6 million to $236.8 million. Compensation rose primarily due to headcount increases related to the management of the Bank of America Merrill Lynch Asia real estate platform and the profitability of the segment, exclusive of Performance Fees and Investment Income. Other Operating Expenses increased $29.7 million to $103.9 million for the year ended December 31, 2011, principally due to placement fees related to our debt investment funds, interest expense allocated to the segment, and expenses related to the management of the Bank of America Merrill Lynch Asia real estate platform.

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

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$26,814,714	$23,708,057	$22,970,438
Inflows, including Commitments	7,844,635	4,033,782	1,009,216
Outflows, including Distributions	(3,379,756)	(951,922)	(428,092)
Market Appreciation (Depreciation)	(43,053)	24,797	156,495

Balance, End of Period	$31,236,540	$26,814,714	$23,708,057

Increase (Decrease)	$4,421,826	$3,106,657	$737,619
Increase (Decrease)	16%	13%	3%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$33,165,124	$20,391,334	$24,154,642
Inflows, including Commitments	8,297,282	4,790,223	572,915
Outflows, including Distributions	(2,979,639)	(899,692)	(595,944)
Market Appreciation (Depreciation)	4,369,902	8,883,259	(3,740,279)

Balance, End of Period	$42,852,669	$33,165,124	$20,391,334

Increase (Decrease)	$9,687,545	$12,773,790	$(3,763,308)
Increase (Decrease)	29%	63%	-16%

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$6,141,416	$4,072,527	$884,151	$2,068,889	51%	$3,188,376	N/M

N/M	Not meaningful.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $31.2 billion at December 31, 2011, an increase of $4.4 billion, or 16%, compared with $26.8 billion at December 31, 2010. Inflows of $7.8 billion were primarily related to the commencement of BREP VII and co-investment capital related to the acquisition of the U.S. assets of Centro. Outflows were $3.4 billion, primarily due to realizations from the Bank of America Merrill Lynch Asia real estate platform and the end of BREP VI’s investment period for which, as of August 26, 2011, management fees are earned on invested capital. Market depreciation of $43.1 million was primarily due to the unfavorable foreign exchange impact on investments from our European focused real estate funds and on the Bank of America Merrill Lynch Asia real estate platform that we manage.

Fee-Earning Assets Under Management were $26.8 billion at December 31, 2010, an increase of $3.1 billion, or 13%, compared with $23.7 billion at December 31, 2009. Inflows of $4.0 billion were primarily related to the commencement of our management of the Bank of America Merrill Lynch Asia assets and capital raised by our real estate debt investment funds and the deployment of additional co-investment capital. Outflows were $951.9 million, primarily due to realizations generated by both the Bank of America Merrill Lynch Asia assets that we manage and our real estate debt investment funds, along with the full write-down of a European hotel portfolio investment. Market appreciation in 2010 of $24.8 million was primarily due to net valuation increases for certain of our real estate debt investment funds that charge management fees based on net asset value, offset by an unfavorable foreign exchange impact on commitments from our European focused real estate fund. Market appreciation in 2009 of $156.5 million was primarily due to the favorable foreign exchange impact on commitments from our European focused real estate fund.

Assets Under Management

At December 31, 2011, Assets Under Management were $42.9 billion, an increase of $9.7 billion, or 29%, compared with $33.2 billion at December 31, 2010. The change was primarily due to inflows of $8.3 billion attributable to the commencement of BREP VII and the deployment of co-investment capital along with market appreciation of $4.4 billion primarily from our real estate carry funds as a result of increases in the carrying values within the office, hospitality and retail sectors of our real estate portfolio. These increases were partially offset by outflows of $3.0 billion primarily related to realizations generated by our real estate carry funds and the Bank of America Merrill Lynch Asia real estate platform.

At December 31, 2010, Assets Under Management were $33.2 billion, an increase of $12.8 billion, or 63%, compared with $20.4 billion at December 31, 2009. The change was primarily due to market appreciation of $8.9 billion, continued fund-raising in our real estate debt funds, the deployment of additional co-investment capital and the commencement of our management of the Bank of America Merrill Lynch Asia assets.

Limited Partner Capital Invested

For the year ended December 31, 2011, Limited Partner Capital Invested was $6.1 billion, an increase of $2.1 billion from $4.1 billion for the year ended December 31, 2010. This increase reflected the continued favorable investment environment in 2011, resulting in increased investment activity by our BREP VI, debt investment funds and BREP co-investments.

For the year ended December 31, 2010, Limited Partner Capital Invested was $4.1 billion, an increase of $3.2 billion from $884.2 million for the year ended December 31, 2009. This increase reflected the favorable investment environment, resulting in increased investment activity by our BREP VI and debt investment funds.

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

The following table presents the internal rates of return of our significant real estate funds:

	Year Ended December 31,						December 31, 2011 Inception to Date
	2011		2010		2009		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (c)	44%	33%	13%	8%	14%	9%	33%	23%	33%	24%
BREP IV	11%	7%	49%	30%	-41%	-32%	25%	15%	94%	65%
BREP V	21%	14%	70%	61%	-38%	-35%	12%	8%	86%	64%
BREP International II (c)	4%	2%	88%	84%	-30%	-32%	—	-2%	6%	3%
BREP VI	21%	13%	145%	137%	-36%	-40%	13%	9%	55%	47%
BREP Europe III (c)	42%	26%	239%	147%	N/A	N/A	90%	26%	N/A	N/A
BSSF I	4%	2%	21%	15%	27%	21%	12%	8%	N/A	N/A
CMBS	1%	-1%	26%	20%	23%	17%	17%	12%	N/A	N/A
BSSF II	8%	6%	27%	21%	30%	23%	17%	13%	50%	34%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Returns include partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Euro-based net internal rates of return.

Although there was steady improvement in the operating fundamentals across the Real Estate carry funds’ investments, the appreciation in fair values was less for the year ended December 31, 2011 compared to the prior year periods, resulting in lower, but still positive, net internal rates of return for most of the funds.

The following table presents the investment record of the significant real estate carry funds from inception through December 31, 2011 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
Fund	Total					Total
(Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)					(Amounts in Millions)
Pre-BREP	$141	$345	43%	33%	2.5	$141	$345	43%	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	51%	40%	2.8	$467	$1,328	51%	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	26%	19%	2.1	$1,219	$2,525	26%	19%	2.1
BREP III (Apr 1999 / Apr 2003)	$1,415	$3,325	27%	21%	2.3	$1,399	$3,323	28%	22%	2.4
BREP Int’l (Jan 2001 / Sep 2005)	€658	€1,321	33%	23%	2.0	€623	€1,244	33%	24%	2.0
BREP IV (Apr 2003 / Dec 2005)	$2,737	$4,114	25%	15%	1.5	$1,130	$2,691	94%	65%	2.4
BREP Int’l II (Sep 2005 / Jun 2008)	€1,336	€1,315	—	-2%	1.0	€162	€200	6%	3%	1.2
BREP V (Dec 2005 / Feb 2007)	$5,742	$8,353	12%	8%	1.5	$1,041	$2,398	86%	64%	2.3
BREP VI (Feb 2007 / Aug 2011)	$10,187	$14,082	13%	9%	1.4	$225	$499	55%	47%	2.2
BREP Co- Investment (Various) (g)	$2,939	$4,017	13%	11%	1.4	$114	$213	12%	11%	1.9

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $950.8 million and €150.2 million.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value after management fees, expenses and Carried Interest.

The following table presents the investment record of the significant real estate carry funds, excluding separately managed accounts, from inception through December 31, 2011 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)
BREP Europe III (Jun 2008 / Dec 2013)	€2,513	€723	€1,141	90%	26%	1.6
BSSF II (Jul 2009 / June 2013)	$814	$1,142	$1,348	17%	13%	1.2
BREP VII (Aug 2011 / Feb 2017) (f)	$4,673	$755	$755	N/M	N/M	1.0

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $777.0 million committed to deals but not yet invested. Additionally, the segment has $1.7 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The BREP VII investment period commenced in August 2011 and as of February 28, 2012 continues to raise capital.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2011:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€764	16%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has two funds in their investment period, which were above their respective Carried Interest thresholds as of December 31, 2011: BREP Europe III and BSSF II.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$315,863	$272,773	$227,596	$43,090	16%	$45,177	20%
Transaction and Other Fees, Net	2,798	3,572	2,224	(774)	-22%	1,348	61%
Management Fee Offsets	(980)	(330)	(242)	(650)	-197%	(88)	-36%

Total Management Fees	317,681	276,015	229,578	41,666	15%	46,437	20%

Performance Fees
Realized	11,472	56,626	30,709	(45,154)	-80%	25,917	84%
Unrealized	774	2,982	1	(2,208)	-74%	2,981	N/M

Total Performance Fees	12,246	59,608	30,710	(47,362)	-79%	28,898	94%

Investment Income (Loss)
Realized	17,722	9,818	(113)	7,904	81%	9,931	N/M
Unrealized	(19,031)	19,361	51,898	(38,392)	N/M	(32,537)	-63%

Total Investment Income (Loss)	(1,309)	29,179	51,785	(30,488)	N/M	(22,606)	-44%
Interest and Dividend Revenue	2,025	1,869	1,040	156	8%	829	80%
Other	7,902	97	258	7,805	N/M	(161)	-62%

Total Revenues	338,545	366,768	313,371	(28,223)	-8%	53,397	17%

Expenses
Compensation and Benefits
Compensation	128,959	95,386	88,512	33,573	35%	6,874	8%
Performance Fee Compensation
Realized	3,498	20,633	11,228	(17,135)	-83%	9,405	84%
Unrealized	234	1,067	(21)	(833)	-78%	1,088	N/M

Total Compensation and Benefits	132,691	117,086	99,719	15,605	13%	17,367	17%
Other Operating Expenses	65,072	51,360	43,166	13,712	27%	8,194	19%

Total Expenses	197,763	168,446	142,885	29,317	17%	25,561	18%

Economic Net Income	$140,782	$198,322	$170,486	$(57,540)	-29%	$27,836	16%

N/M	Not meaningful.

Revenues

Revenues were $338.5 million for the year ended December 31, 2011, a decrease of $28.2 million compared to the year ended December 31, 2010. The decrease in revenues was primarily attributed to decreases of $47.4 million in Performance Fees to $12.2 million and $30.5 million in Investment Income (Loss) to $(1.3) million, partially offset by an increase of $41.7 million in Total Management Fees to $317.7 million.

Total Management Fees were $317.7 million for the year ended December 31, 2011, an increase of $41.7 million compared to $276.0 million for the year ended December 31, 2010. Base Management Fees were $315.9 million for the year ended December 31, 2011, an increase of $43.1 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 14% from the prior year period, which was primarily from net inflows.

Performance Fees were $12.2 million for the year ended December 31, 2011, a decrease of $47.4 million compared to $59.6 million for the year ended December 31, 2010. Investment Income (Loss) was $(1.3) million for the year ended December 31, 2011, a decrease of $30.5 million from the prior year period. Both decreases reflect the lower returns in the segment in 2011 compared to 2010. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were (1.8)% during the year ended December 31, 2011. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, also decreased during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Revenues were $366.8 million for the year ended December 31, 2010, an increase of $53.4 million compared to the year ended December 31, 2009. The increase in revenues was primarily attributed to increases of

$46.4 million in Total Management Fees and an increase of $28.9 million in Performance Fees. The increase in revenues was partially offset by a decrease of $22.6 million in Investment Income (Loss) to $29.2 million, compared to $51.8 million for the prior year period.

Performance Fees were $59.6 million for the year ended December 31, 2010, an increase of $28.9 million from the prior year period. The increase in Performance Fees was primarily attributable to improved returns and an increase in the amount of Fee-Earning Assets Under Management which are earning Incentive Fees. The net composite returns in our funds of hedge funds was 9% in 2010 compared to 16% in 2009. Fee-Earning Assets Under Management related to funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the year ended December 31, 2010 compared to the year ended December 31, 2009. Investment Income was $29.2 million, a decrease of $22.6 million compared to $51.8 million for year ended December 31, 2009.

Realized Performance Fees for the year ended December 31, 2010 were $56.6 million. Realized Investment Income for the year ended December 31, 2010 was $9.8 million.

Total Management Fees were $276.0 million for the year ended December 31, 2010, an increase of $46.4 million compared to $229.6 million for the year ended December 31, 2009. Base Management Fees were $272.8 million for the year ended December 31, 2010, an increase of $45.2 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 21% from the prior year period, which was primarily from positive net inflows and market appreciation in our funds of hedge funds business.

Expenses

Expenses were $197.8 million for the year ended December 31, 2011, an increase of $29.3 million compared to the year ended December 31, 2010. The $29.3 million increase was primarily attributed to a $15.6 million increase in Total Compensation and Benefits and a $13.7 million increase in Other Operating Expenses. Compensation was $129.0 million for the year ended December 31, 2011, an increase of $33.6 million, compared to $95.4 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $13.7 million to $65.1 million for the year ended December 31, 2011, compared to $51.4 million for the year ended December 31, 2010, primarily due to an increase in professional fees related to the growth of the business and other expenses.

Expenses were $168.4 million for the year ended December 31, 2010, an increase of $25.6 million, or 18%, compared to $142.9 million for the year ended December 31, 2009. The $25.6 million increase was primarily attributed to a $17.4 million increase in Total Compensation and Benefits and an $8.2 million increase in Other Operating Expenses. Compensation was $95.4 million for the year ended December 31, 2010, an increase of $6.9 million, compared to $88.5 million for the prior year. Performance Fee Compensation was $21.7 million for the year ended December 31, 2010, an increase of $10.5 million compared to $11.2 million for the prior year as a portion of compensation is directly related to the profitability of the business. The $10.5 million increase in Performance Fee Compensation was driven by the positive returns of our funds of hedge funds. Other Operating Expenses increased $8.2 million principally due to an increase in professional fees and business development related to the launching of new products and interest expense.

Blackstone Asia Advisors

In connection with Blackstone’s exit from the business of managing publicly listed closed-end investment companies focused on Asian equity markets, the Boards of Directors of The India Fund, Inc. and The Asia Tigers Fund, Inc. (the “Funds”) approved a new management agreement with Aberdeen Asset Management Asia Limited effective December 16, 2011, which was approved by the Funds’ stockholders. Blackstone Asia’s Fee-Earning Assets Under Management and Assets Under Management each decreased by $1.1 billion for the year ended December 31, 2011 in connection with this transaction.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$33,159,795	$27,451,309	$22,330,222
Inflows, including Commitments	9,677,992	5,974,251	4,463,551
Outflows, including Distributions	(3,313,345)	(3,115,557)	(3,752,299)
Market Appreciation (Depreciation)	(1,704,806)	2,849,792	4,409,835

Balance, End of Period	$37,819,636	$33,159,795	$27,451,309

Increase (Decrease)	$4,659,841	$5,708,486	$5,121,087
Increase (Decrease)	14%	21%	23%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$34,587,292	$28,799,326	$23,827,580
Inflows, including Commitments	11,303,991	6,066,478	4,552,724
Outflows, including Distributions	(3,622,452)	(3,287,712)	(4,245,642)
Market Appreciation (Depreciation)	(1,734,063)	3,009,200	4,664,664

Balance, End of Period	$40,534,768	$34,587,292	$28,799,326

Increase (Decrease)	$5,947,476	$5,787,966	$4,971,746
Increase (Decrease)	17%	20%	21%

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Capital Deployed Limited Partner Capital Invested	$889,259	$223,981	$400,303	$665,278	N/M	$(176,322)	-44%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark and/or Hurdle (a)
	As of December 31,			As of December 31,
	2011	2010	2009	2011	2010	2009
	(Dollars in Thousands)
BAAM Managed Funds (b)	$20,568,234	$16,367,845	$13,695,111	8%	76%	40%

N/M	Not meaningful.
(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at December 31, 2011 the incremental appreciation needed for the 92% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $916.6 million, an increase of $592.5 million, or 182.8%, compared to $324.1 million at December 31, 2010. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of December 31, 2011, 81% were within 5% of reaching their respective High Water Mark and / or Hurdle.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $37.8 billion at December 31, 2011, an increase of $4.7 billion, or 14%, compared to $33.2 billion at December 31, 2010. The change was primarily due to inflows of $9.7 billion primarily from BAAM’s commingled and customized investment products and long only solutions business, partially offset by outflows of $3.3 billion and market depreciation of $1.7 billion. BAAM had net inflows of $920.8 million from January 1 through February 1, 2011.

Fee-Earning Assets Under Management were $33.2 billion at December 31, 2010, an increase of $5.7 billion, or 21%, compared to $27.5 billion at December 31, 2009. The change was primarily due to net inflows of $2.9 billion and market appreciation of $2.8 billion. Market appreciation of $2.8 billion for the year ended December 31, 2010 was primarily a result of positive returns.

Assets Under Management

Assets Under Management were $40.5 billion at December 31, 2011, an increase of $5.9 billion, or 17%, compared to $34.6 billion at December 31, 2010. The change was primarily due to inflows of $11.3 billion which was primarily from BAAM’s hedge fund manager seeding platform, commingled and customized investment products and long only commodities and equity replacement business, which was partially offset by market depreciation of $1.7 billion and outflows of $3.6 billion.

Assets Under Management were $34.6 billion at December 31, 2010, an increase of $5.8 billion, or 20%, compared to $28.8 billion at December 31, 2009. The change was primarily due to market appreciation across our funds and net inflows of $2.8 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $889.3 million for the year ended December 31, 2011, an increase of $665.3 million compared to $224.0 million for the year ended December 31, 2010. The increase was primarily attributable to capital invested resulting from the launch of a new fund in BAAM’s hedge fund manager seeding platform.

Limited Partner Capital Invested was $224.0 million for the year ended December 31, 2010, a decrease of $176.3 million, or 44%, compared to $400.3 million for the year ended December 31, 2009. The decrease was primarily attributable to the end of the investment period for a commingled fund employing a drawdown structure.

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

The following table presents the return information of the BAAM Managed Funds, Core Fund Composite:

	Average Annual Net Returns (a)
	Periods Ended December 31, 2011
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	-1%	-2%	8%	7%	3%	2%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s BAAM managed funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit Businesses

The following table presents our results of operations for our Credit Businesses segment:

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$238,547	$194,963	$173,277	$43,584	22%	$21,686	13%
Transaction and Other Fees, Net	1,880	1,657	642	223	13%	1,015	158%
Management Fee Offsets	(390)	(724)	(14,452)	334	46%	13,728	95%

Total Management Fees	240,037	195,896	159,467	44,141	23%	36,429	23%

Performance Fees
Realized	146,598	107,880	12,573	38,718	36%	95,307	N/M
Unrealized	(4,750)	153,179	114,555	(157,929)	N/M	38,624	34%

Total Performance Fees	141,848	261,059	127,128	(119,211)	-46%	133,931	105%

Investment Income (Loss)
Realized	11,299	9,700	(14,918)	1,599	16%	24,618	N/M
Unrealized	(708)	9,472	44,118	(10,180)	N/M	(34,646)	-79%

Total Investment Income (Loss)	10,591	19,172	29,200	(8,581)	-45%	(10,028)	-34%
Interest and Dividend Revenue	3,369	3,038	2,412	331	11%	626	26%
Other	(853)	(488)	767	(365)	-75%	(1,255)	N/M

Total Revenues	394,992	478,677	318,974	(83,685)	-17%	159,703	50%

Expenses
Compensation and Benefits
Compensation	128,588	123,257	109,604	5,331	4%	13,653	12%
Performance Fee Compensation
Realized	79,897	59,212	9,626	20,685	35%	49,586	N/M
Unrealized	(5,066)	83,395	67,515	(88,461)	N/M	15,880	24%

Total Compensation and Benefits	203,419	265,864	186,745	(62,445)	-23%	79,119	42%
Other Operating Expenses	49,955	39,106	37,495	10,849	28%	1,611	4%

Total Expenses	253,374	304,970	224,240	(51,596)	-17%	80,730	36%

Economic Net Income	$141,618	$173,707	$94,734	$(32,089)	-18%	$78,973	83%

N/M	Not meaningful.

Revenues

Revenues were $395.0 million for the year ended December 31, 2011, a decrease of $83.7 million compared to the year ended December 31, 2010. The decrease in revenues was primarily attributed to lower Performance Fees of $141.8 million compared to $261.1 million for the year ended December 31, 2010. This was partially offset by an increase of $44.1 million, or 23%, in Total Management Fees.

Performance Fees were $141.8 million for the year ended December 31, 2011, which is $119.2 million lower than the prior year period. The lower Performance Fees were primarily attributable to a slowing in the increase of the carrying value of the underlying assets. The returns of the underlying assets for Blackstone’s credit-oriented business were 8.9% for the flagship hedge funds, 28.1% for the mezzanine funds and 4.4% for the rescue lending funds for the year ended December 31, 2011.

The Realized Performance Fees for the year ended December 31, 2011 of $146.6 million were driven primarily by realizations in the Credit Businesses’ mezzanine funds and incentive fees realized in the flagship hedge funds.

Total Management Fees were $240.0 million for the year ended December 31, 2011, an increase of $44.1 million from the prior year period. Base Management Fees were $238.5 million for the year ended December 31, 2011, an increase of $43.6 million compared to the prior year period, primarily due to higher Fee-Earning Assets Under Management.

Revenues were $478.7 million for the year ended December 31, 2010, an increase of $159.7 million or 50% compared to the year ended December 31, 2009. The increase in revenues was attributed to increases of $133.9 million in Performance Fees and an increase of $36.4 million in Total Management Fees. The increase in revenues was partially offset by a decrease in Investment Income (Loss) of $10.0 million to $19.2 million, compared to $29.2 million for the prior year period.

Performance Fees were $261.1 million for the year ended December 31, 2010, an increase of $133.9 million from the prior year period. The increase in Performance Fees was primarily attributable to strong returns and an increase in the amount of Fee-Earning Assets Under Management which are earning Performance Fees. The returns of the underlying assets for Blackstone’s credit-oriented business were 15.8% for the flagship hedge funds, 17.6% for the mezzanine funds and 34.4% for the rescue lending funds for the year ended December 31, 2010.

Total Management Fees were $195.9 million for the year ended December 31, 2010, an increase of $36.4 million from the prior year period. Base Management Fees were $195.0 million for the year ended December 31, 2010, an increase of $21.7 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management.

Expenses

Expenses were $253.4 million for the year ended December 31, 2011, a decrease of $51.6 million, or 17%, compared to the year ended December 31, 2010. The $51.6 million decrease in expenses was primarily attributed to a decrease of $67.8 million in Performance Fee Compensation, partially offset by increases of $5.3 million in Compensation and $10.8 million in Other Operating Expenses. Performance Fee Compensation was $74.8 million for the year ended December 31, 2011, compared to $142.6 million for the prior year period. The decrease was primarily due to lower Performance Fee accruals in the current year compared to the prior year period. Compensation increased $5.3 million to $128.6 million for the year ended December 31, 2011, compared to $123.3 million for the prior year period. Other Operating Expenses increased $10.8 million to $50.0 million for the year ended December 31, 2011, compared to $39.1 million for the prior year period primarily due to increases in professional fees related to business development and fund-raising activities.

Expenses were $305.0 million for the year ended December 31, 2010, an increase of $80.7 million, or 36%, compared to $224.2 million for the year ended December 31, 2009. The $80.7 million increase was primarily attributed to a $65.5 million increase in Performance Fee Compensation and a $1.6 million increase in Other Operating Expenses. The $65.5 million increase in Performance Fee Compensation is a result of increased Performance Fees due to positive returns across our funds. Other Operating Expenses increased $1.6 million principally due to an increase in professional fees and business development expenses related to the launching of new products and the general growth of the business.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$25,337,158	$20,416,237	$20,231,234
Inflows, including Commitments	9,928,845	7,209,589	1,850,836
Outflows, including Distributions	(4,782,061)	(2,538,389)	(2,573,875)
Market Appreciation (Depreciation)	(21,156)	249,721	908,042

Balance, End of Period	$30,462,786	$25,337,158	$20,416,237

Increase (Decrease)	$5,125,628	$4,920,921	$185,003
Increase (Decrease)	20%	24%	1%

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$31,052,368	$24,233,476	$22,643,485
Inflows, including Commitments	11,292,641	9,265,607	2,657,751
Outflows, including Distributions	(5,673,009)	(3,667,775)	(3,440,099)
Market Appreciation (Depreciation)	305,394	1,221,060	2,372,339

Balance, End of Period	$36,977,394	$31,052,368	$24,233,476

Increase (Decrease)	$5,925,026	$6,818,892	$1,589,991
Increase (Decrease)	19%	28%	7%

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Capital Deployed Limited Partner Capital Invested	$2,650,137	$1,407,993	$721,401	$1,242,144	88%	$686,592	95%

As of December 31, 2011, 96% of the Fee-Earning Assets Under Management of $2.8 billion in the credit-oriented flagship hedge funds were above their respective high water marks compared to 97% of the Fee-Earning Assets Under Management of $2.7 billion as of December 31, 2010.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $30.5 billion at December 31, 2011, an increase of $5.1 billion, or 20%, compared to $25.3 billion at December 31, 2010. The $5.1 billion increase was primarily due to inflows of $9.9 billion principally due to an increase in Limited Partner capital invested in the mezzanine funds and rescue lending funds as well as strong year over year growth in the long only platform including the acquisition of $2.2 billion of Allied Irish Banks’ CLOs during the second quarter of 2011. This growth was partially offset by outflows of $4.8 billion since December 31, 2010 principally due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Fee-Earning Assets Under Management were $25.3 billion at December 31, 2010, an increase of $4.9 billion, or 24%, compared to $20.4 billion at December 31, 2009. The change was primarily due to net inflows of $4.7 billion and market appreciation of $249.7 million during 2010.

Assets Under Management

Assets Under Management were $37.0 billion at December 31, 2011, an increase of $5.9 billion, or 19%, compared to $31.1 billion at December 31, 2010. The increase was primarily due to inflows of $11.3 billion principally due to the acquisition of $2.3 billion of CLO vehicles, capital raised across its long only platform and the commencement of the investment period on a new mezzanine fund. This was partially offset by outflows of $5.7 billion due to deleveraging of certain CLO vehicles post their reinvestment periods and realizations in the drawdown funds.

Assets Under Management were $31.1 billion at December 31, 2010, an increase of $6.8 billion, or 28%, compared to $24.2 billion at December 31, 2009. The change was primarily due to market appreciation across our funds and net inflows of $5.6 billion.

Limited Partner Capital Invested

Limited Partner Capital Invested was $2.7 billion for the year ended December 31, 2011, an increase of $1.2 billion compared to $1.4 billion for the year ended December 31, 2010.

Limited Partner Capital Invested was $1.4 billion for the year ended December 31, 2010, an increase of $686.6 million compared to $721.4 million for the year ended December 31, 2009.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Average Annual Net Returns (a)
	Periods Ended December 31, 2011
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	9%	6%	21%	17%	10%	7%	11%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit Businesses drawdown funds:

	Year Ended December 31,						December 31, 2011 Inception to Date
	2011		2010		2009		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	28%	22%	25%	18%	24%	15%	23%	17%
Rescue Lending Funds (c)	4%	2%	67%	36%	12%	4%	21%	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

The following table presents the investment record of the significant Credit Businesses drawdown funds from inception through December 31, 2011:

		Total Investments					Realized /Partially Realized Investments (a)
		Total					Total
Fund	Available Capital (b)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)	Invested Capital (c)	Carrying Value (d) (g)	MOIC (f)
	(Dollars in Millions)						(Dollars in Millions)
Mezzanine Funds	$2,955	$3,292	$4,210	23%	17%	1.3	$1,077	$1,683	1.6
Rescue Lending Funds	1,241	2,475	2,785	21%	12%	1.1	372	423	1.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(g)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $351.9 million.

As of December 31, 2011, the significant Credit Businesses drawdown funds were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$382,240	$426,140	$390,718	$(43,900)	-10%	$35,422	9%
Transaction and Other Fees, Net	321	362	—	(41)	-11%	362	N/M

Total Advisory and Transaction Fees	382,561	426,502	390,718	(43,941)	-10%	35,784	9%

Investment Income
Realized	594	814	1,443	(220)	-27%	(629)	-44%
Unrealized	304	534	219	(230)	-43%	315	144%

Total Investment Income	898	1,348	1,662	(450)	-33%	(314)	-19%
Interest and Dividend Revenue	6,799	5,972	5,254	827	14%	718	14%
Other	(383)	(1,912)	(35)	1,529	80%	(1,877)	N/M

Total Revenues	389,875	431,910	397,599	(42,035)	-10%	34,311	9%

Expenses
Compensation and Benefits Compensation	248,695	277,949	232,359	(29,254)	-11%	45,590	20%
Other Operating Expenses	81,538	70,272	79,572	11,266	16%	(9,300)	-12%

Total Expenses	330,233	348,221	311,931	(17,988)	-5%	36,290	12%

Economic Net Income	$59,642	$83,689	$85,668	$(24,047)	-29%	$(1,979)	-2%

N/M	Not meaningful.

Revenues

Revenues were $389.9 million for the year ended December 31, 2011, a decrease of $42.0 million, or 10%, compared to $431.9 million for the year ended December 31, 2010. The decrease in revenues was driven primarily by decreases in Blackstone’s restructuring and reorganization business and in Blackstone Advisory Partners’ business, partially offset by an increase in Blackstone’s fund placement business. The decrease in Blackstone’s restructuring and reorganization business was driven primarily by a cyclical decline across the restructuring industry from a peak in 2009 as the global economy continued to stabilize during 2011. The decrease in Blackstone Advisory Partners’ business was due to a modest decline in transaction activity compared to the prior year period. The increase in fees earned by Blackstone’s fund placement business was due to improvements in the fund-raising of capital from institutional investors for alternative investment products compared to the prior year period.

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

Expenses

Expenses were $330.2 million for the year ended December 31, 2011, a decrease of $18.0 million, or 5%, compared to $348.2 million for the year ended December 31, 2010. Compensation and Benefits decreased

$29.3 million compared to the year ended December 31, 2010, principally due to a decrease in compensation expense in our restructuring and reorganization business and Blackstone Advisory Partners’ business, partially offset by an increase in such costs in our fund placement business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $11.3 million over the year ended December 31, 2010, principally due to increases in all other expenses, partially offset by a decrease in bad debt expenses.

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

Total assets were $21.9 billion as of December 31, 2011, an increase of $3.1 billion from December 31, 2010. The increase in total assets was primarily attributable to a $3.2 billion increase in Investments. Total liabilities were $12.7 billion as of December 31, 2011, an increase of $2.1 billion from December 31, 2010. The increase in total liabilities was primarily due to an increase in Loans Payable of $1.7 billion.

For the year ended December 31, 2011, we had Total Fee Related Revenues of $1.9 billion and related expenses of $1.4 billion, generating Net Fee Related Earnings from Operations of $502.1 million and Distributable Earnings of $696.7 million.

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of December 31, 2011, Blackstone had $754.7 million in cash, $644.5 million invested in Blackstone’s Treasury cash management strategies, $180.4 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $144.6 million invested in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Cash Taxes and Payables Under the Tax Receivable Agreement

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$1,877,545	$1,631,046	$1,488,426
Interest and Dividend Revenue (a)	38,844	36,096	22,492
Other (a)	7,415	(618)	7,096
Investment Income—Blackstone’s Treasury Cash Management Strategies (b)	4,600	15,277	12,368

Total Revenues	1,928,404	1,681,801	1,530,382

Expenses
Compensation and Benefits—Compensation (a)	960,569	859,114	769,857
Other Operating Expenses (a)	421,342	344,516	299,029
Cash Taxes (c)	44,398	35,857	51,086

Total Expenses	1,426,309	1,239,487	1,119,972

Net Fee Related Earnings from Operations	502,095	442,314	410,410

Performance Fees, Net of Compensation
Performance Fees—Realized (a)	227,936	361,663	74,264
Compensation and Benefits—Performance Fee Compensation—Realized (a)	(99,527)	(128,316)	(25,104)

Total Performance Fees, Net of Compensation	128,409	233,347	49,160

Investment Income and Other
Investment Income (Loss)—Realized (a)	102,575	46,915	29,544
Adjustment Related to Realized Investment Income—Blackstone’s Treasury Cash Management Strategies (d)	(6,057)	(7,782)	(10,142)
Other Payables Including Payable Under Tax Receivable Agreement	(30,298)	(13,010)	—

Total Investment Income and Other	66,220	26,123	19,402

Distributable Earnings	$696,724	$701,784	$478,972

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income (Loss) from Blackstone’s Treasury cash management strategies.

(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

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

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Income (Loss) Before Provision for Taxes	$77,258	$(522,654)	$(2,291,466)
IPO and Acquisition-Related Charges (a)	1,269,932	2,369,195	2,973,950
Amortization of Intangibles (b)	220,865	165,378	158,048
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	16,916	(431,149)	(116,769)

Total Segments, Economic Net Income	1,584,971	1,580,770	723,763
Performance Fees Adjustment (d)	(1,174,526)	(926,289)	(240,131)
Investment Income (Loss) Adjustment (e)	(185,264)	(548,549)	(33,424)
Investment Income (Loss)—Blackstone’s Treasury Cash Management Strategies (f)	4,600	15,277	12,368
Performance Fee Compensation and Benefits Adjustment (g)	316,712	356,962	(1,080)
Taxes Payable (h)	(44,398)	(35,857)	(51,086)

Net Fee Related Earnings from Operations	502,095	442,314	410,410
Realized Performance Fees (i)	128,409	233,347	49,160
Realized Investment Income (Loss) (j)	102,575	46,915	29,544
Adjustment Related to Realized Investment Income—Blackstone’s Treasury Cash Management Strategies (k)	(6,057)	(7,782)	(10,142)
Other Payables Including Payable Under Tax Receivable Agreement	(30,298)	(13,010)	—

Distributable Earnings	$696,724	$701,784	$478,972

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (l)	$717,085	$610,366	$562,273

(a)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Vehicles.
(d)	This adjustment removes from ENI the total segment amount of Performance Fees.
(e)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).

(f)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(g)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(h)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income—Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (h), and segment interest and segment depreciation and amortization. The cash taxes payable component of (h) was $44.4 million, $35.9 million and $51.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest was $53.2 million, $36.7 million and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization was $32.8 million, $26.6 million and $23.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of non-cash deferred compensation was $84.6 million, $68.9 million and $66.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our Sources of Cash and Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2011 consisted of the following:

Fund	Original Commitment	Remaining Commitment
Private Equity	(Dollars in Thousands)
BCP VI	$715,452	$645,442
BCP V	629,356	77,991
BCP IV	150,000	6,813
BCOM	50,000	4,766
Blackstone Energy Partners (“BEP”)	23,699	21,401
China Fund (“RMB”)	7,021	5,991
Woori Blackstone Korea I	5,276	2,216
Blackstone Clean Technology Partners	4,575	515

Real Estate Funds
BREP VII	300,000	258,260
BREP VI	750,000	89,947
BREP V	52,545	2,458
BREP International II	25,922	2,172
BREP Europe III	100,000	76,781
Blackstone Real Estate Special Situations Fund II	43,016	10,451
Blackstone Real Estate Special Situations Fund G	2,500	611
Blackstone Commercial Real Estate Debt Fund	10,000	4,861

Hedge Fund Solutions
Strategic Alliance II	50,000	30,761
Strategic Alliance	50,000	2,291

Credit Businesses
Capital Opportunities Fund II L.P. (“COF II”)	100,000	85,904
Blackstone / GSO Capital Solutions	50,000	19,166
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	13,515	6,574

Total	$3,223,813	$1,364,239

(a)	Represents capital commitments to a number of other Credit Businesses funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI, BREP Europe III, BREP VII and COF II, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million, $100 million and approximately $95 million, respectively, of the aggregate applicable general partner original commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

Distributable Earnings will only be a starting point for our determination of the amount to be distributed to unitholders because as noted above, in determining the amount to be distributed we will subtract from Distributable Earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. In most years the aggregate amounts of our distributions to unitholders will typically be less than our Distributable Earnings for that year.

As was the case in 2011, our current intention is to distribute to our common unitholders substantially all of The Blackstone Group L.P.’s net after-tax share of our annual Distributable Earnings less the amount of our realized investment gains and returns of capital from investments and acquisitions. This determination has been based on the continued pace of organic and inorganic growth and the potential for further strategic initiatives and the retained amount will be used for those purposes. The retained cash will be deducted from the fourth quarter distribution which is made in the first quarter of the ensuing calendar year. All distributions are subject to Blackstone’s discretion to retain additional amounts from the amount of annual Distributable Earnings to be distributed as described above.

Because we will not know what our Distributable Earnings will be for any fiscal year until the end of such year, we expect that our first three quarterly distributions in respect of any given year will remain unchanged at $0.10 per unit. For the fourth quarter of each year, we expect to pay the remaining amount of the year’s Distributable Earnings less realized investment gains and returns of capital from investments and acquisitions. As such, the distributions for the first three quarters are expected to be smaller than the final quarterly distribution in respect of such year.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time.

Because the subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders in respect of fiscal 2011 and subsequent years are expected to be less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

With respect to fiscal year 2011, we have paid distributions of $0.30 per common unit to record holders of common units and we have declared an additional distribution of $0.22 per common unit to common unitholders in respect of the fourth quarter of 2011 payable on March 30, 2012 to holders of record of common units at the close of business on March 15, 2012. With respect to fiscal year 2010, we paid distributions of $0.62 per common unit to record holders of common units. With respect to fiscal year 2009, we paid distributions of $1.20 per common unit to record holders of common units.

With respect to fiscal year 2011, we have also paid three quarterly distributions of $0.10 per Blackstone Holdings partnership unit (aggregating $0.30 per Blackstone Holdings unit) and we have declared a distribution of $0.28 per unit in respect of 2011 to be paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships, payable on March 30, 2012 to holders of record of Blackstone Holdings partnership units at the close of business on March 15, 2012. With respect to fiscal years 2010 and 2009, we paid distributions of $0.65 per unit and of $0.22 per unit, respectively, to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

As previously disclosed, public common unitholders were entitled to a priority distribution of up to $1.20 per common unit per year ahead of Blackstone personnel and others regarding distributions made in respect of fiscal periods from July 1, 2007 through December 31, 2009. On December 31, 2009 that distribution priority ended.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2011, we repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total fair value of $2.1 million. As of December 31, 2011, the amount remaining available for repurchases was $335.8 million under this program.

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of December 31, 2011, we had total partners’ capital of $8.7 billion, including $754.7 million in cash, $644.5 million invested in Blackstone’s Treasury cash management strategies, $180.4 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $144.6 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2011	$139.5	$101.8	$143.8
Balance, December 31, 2010	$181.4	$62.7	$116.7
Year Ended December 31, 2011
Average Daily Balance	$177.2	$123.3	$154.3
Maximum Daily Balance	$369.4	$348.9	$346.2

Our private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than (a) for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 10% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

•

The entity has all of the attributes of an investment company as defined under AICPA Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”), or does not have all the attributes of an investment company but it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the Investment Company Guide,

•	The reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and

•	The entity is not a securitization or asset-backed financing entity or an entity that was formerly considered a qualifying special purpose entity.

Where the VIEs have qualified for the deferral of the consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies, Recent Accounting Developments” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Assets of consolidated VIEs that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of Blackstone are presented in a separate section in the Consolidated Statements of Financial Condition.

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

On private equity, real estate, and certain credit-oriented funds:

•	0.50% to 1.75% of committed capital during the commitment period,

•	0.50% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2.00% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.65% to 1.50% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.50% to 1.50% of fund assets.

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

Other Revenue—Other Revenue consists of foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and other revenues.

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

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the observability of pricing inputs as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

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

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO and the acquisition of GSO in 2008.

The carrying value of goodwill was $1.7 billion as of December 31, 2011 and December 31, 2010. Intangibles and goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of December 31, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2011 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	2012	2013–2014	2015–2016	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$60,806	$105,162	$93,753	$207,641	$467,362
Purchase Obligations	14,333	7,509	1,383	—	23,225
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	63,250	126,500	126,500	203,240	519,490
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	7,779	6,948	—	—	14,727
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	110	91	—	—	201
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	13,161	417,539	652,230	8,298,564	9,381,494
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	183,622	351,033	294,516	645,209	1,474,380
Blackstone Funds Capital Commitments to Investee Funds (h)	33,270	—	—	—	33,270
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	10,663	86,173	179,718	889,929	1,166,483
Unrecognized Tax Benefits, Including Interest (k)	2,545	3,379	—	—	5,924
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,364,239	—	—	—	1,364,239

Consolidated Contractual Obligations	1,753,778	1,104,334	1,348,100	11,244,583	15,450,795
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(13,161)	(417,539)	(652,230)	(8,298,564)	(9,381,494)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(183,622)	(351,033)	(294,516)	(645,209)	(1,474,380)
Blackstone Funds Capital Commitments to Investee Funds (h)	(33,270)	—	—	—	(33,270)

Blackstone Operating Entities Contractual Obligations	$1,523,725	$335,762	$401,354	$2,300,810	$4,561,651

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of December 31, 2011, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.

(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2011, at spreads to market rates pursuant to the financing agreements, and range from 1.09% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2011, at spreads to market rates pursuant to the financing agreements, and range from 0.63% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part II. Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.
(k)	The total represents gross unrecognized tax benefits of $5.5 million and interest of $0.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $6.7 million and interest of $1.1 million; therefore, such amounts are not included in the above contractual obligations table.

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by real estate funds were $5.0 million as of December 31, 2011.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2011.

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

As of December 31, 2011, the clawback obligations were $266.3 million, of which $98.9 million related to Blackstone Holdings and $167.4 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the year ended December 31, 2011 and December 31, 2010, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, are as follows:

	As of December 31,
	2011	2010
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	32%	32%
Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2011 and December 31, 2010, we estimate that a 10% decline in fair value of the investments would have the following effects:

	December 31,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$41,456	$877,202	$242,216	$43,030	$218,141	$204,482

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$21,618,554	77%
Real Estate	30,586,552	95%
Hedge Fund Solutions	31,130,833	80%
Credit Businesses	6,685,445	43%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” above. Also see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2011 and December 31, 2010, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	December 31,
	2011			2010
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$8,655	$120,504	$34,784	$9,500	$43,600	$29,416

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2011 and December 31, 2010, and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$4,782	$4,935

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of highly liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements. We estimate that our annualized investment income would decrease by $4.3 million, or 0.3% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $6.7 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $8.1 million, or 0.6% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2012

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2011	December 31, 2010
Assets
Cash and Cash Equivalents	$754,744	$588,621
Cash Held by Blackstone Funds and Other	724,762	790,399
Investments (including assets pledged of $101,298 and $62,670 at December 31, 2011 and December 31, 2010, respectively)	15,128,299	11,974,472
Accounts Receivable	406,140	495,893
Reverse Repurchase Agreements	139,485	181,425
Due from Affiliates	860,514	795,395
Intangible Assets, Net	595,488	779,311
Goodwill	1,703,602	1,703,602
Other Assets	337,396	293,194
Deferred Tax Assets	1,258,699	1,242,293

Total Assets	$21,909,129	$18,844,605

Liabilities and Partners’ Capital
Loans Payable	$8,867,568	$7,198,898
Due to Affiliates	1,811,468	1,762,287
Accrued Compensation and Benefits	903,260	821,568
Securities Sold, Not Yet Purchased	143,825	116,688
Repurchase Agreements	101,849	62,672
Accounts Payable, Accrued Expenses and Other Liabilities	828,873	629,135

Total Liabilities	12,656,843	10,591,248

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	585,606	600,836

Partners’ Capital
Partners’ Capital (common units: 489,430,907 issued and outstanding as of December 31, 2011; 416,092,022 issued and outstanding as of December 31, 2010)	4,281,841	3,888,211
Appropriated Partners’ Capital	386,864	470,583
Accumulated Other Comprehensive Income	1,958	4,302
Non-Controlling Interests in Consolidated Entities	1,535,497	870,908
Non-Controlling Interests in Blackstone Holdings	2,460,520	2,418,517

Total Partners’ Capital	8,666,680	7,652,521

Total Liabilities and Partners’ Capital	$21,909,129	$18,844,605

Continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

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

	December 31, 2011	December 31, 2010
Assets
Cash Held by Blackstone Funds and Other	$598,441	$707,622
Investments	8,961,960	7,424,329
Accounts Receivable	33,405	22,380
Due from Affiliates	36,502	30,182
Other Assets	12,031	19,823

Total Assets	$9,642,339	$8,204,336

Liabilities
Loans Payable	$7,801,136	$6,154,179
Due to Affiliates	311,909	304,969
Accounts Payable, Accrued Expenses and Other	244,488	330,675

Total Liabilities	$8,357,533	$6,789,823

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Management and Advisory Fees	$1,811,750	$1,584,748	$1,482,226

Performance Fees
Realized	229,006	366,721	70,492
Unrealized	953,654	571,113	150,598

Total Performance Fees	1,182,660	937,834	221,090

Investment Income (Loss)
Realized	87,542	29,157	44,320
Unrealized	125,781	532,004	(3,716)

Total Investment Income (Loss)	213,323	561,161	40,604

Interest and Dividend Revenue	37,427	36,218	22,680
Other	7,416	(619)	7,099

Total Revenues	3,252,576	3,119,342	1,773,699

Expenses
Compensation and Benefits
Compensation	2,421,712	3,253,226	3,778,686
Performance Fee Compensation
Realized	99,527	128,316	25,102
Unrealized	217,186	228,647	(26,182)

Total Compensation and Benefits	2,738,425	3,610,189	3,777,606
General, Administrative and Other	566,313	466,358	443,573
Interest Expense	57,824	41,229	13,384
Fund Expenses	25,507	26,214	7,296

Total Expenses	3,388,069	4,143,990	4,241,859

Other Income
Reversal of Tax Receivable Agreement Liability	197,816	—	—
Net Gains from Fund Investment Activities	14,935	501,994	176,694

Total Other Income	212,751	501,994	176,694

Income (Loss) Before Provision (Benefit) for Taxes	77,258	(522,654)	(2,291,466)
Provision for Taxes	345,711	84,669	99,230

Net Loss	(268,453)	(607,323)	(2,390,696)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(32,526)	84,837	131,097
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	15,610	346,312	(14,328)
Net Loss Attributable to Non-Controlling Interests in Blackstone Holdings	(83,234)	(668,444)	(1,792,174)

Net Loss Attributable to The Blackstone Group L.P.	$(168,303)	$(370,028)	$(715,291)

Net Loss Per Common Unit
Common Units, Basic and Diluted	$(0.35)	$(1.02)

Common Units Entitled to Priority Distributions, Basic and Diluted			$(2.46)

Common Units Not Entitled to Priority Distributions, Basic and Diluted			$(3.71)

Weighted-Average Common Units Outstanding
Common Units, Basic and Diluted	475,582,718	364,021,369

Common Units Entitled to Priority Distributions, Basic and Diluted			285,163,954

Common Units Not Entitled to Priority Distributions, Basic and Diluted			3,826,233

Revenues Earned from Affiliates
Management and Advisory Fees	$317,675	$189,006	$134,284

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

continued…

See noted to consolidated financial statements

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2009	319,939,772	$3,376,707	$—	$2,420	$540,283	$2,097,812	$6,017,222	$526,311
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	406,858	—	58	—	406,916	—
Net Income (Loss)	—	(370,028)	79,220	—	267,092	(668,444)	(692,160)	84,837	$(607,323)
Currency Translation Adjustment	—	—	(15,495)	1,882	—	—	(13,613)	—	(13,613)

Total Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	(620,936)
Less: Comprehensive Income (Loss) Attributable to Non-Controlling Interests	—	—	—	—	—	—	—	—	(252,790)

Total Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	—	—	—	—	—	—	—	—	$(368,146)

Reclassification of Capital Due to Non-Controlling Interest Holders	—	—	—	—	(73,862)	—	(73,862)	—
Capital Contributions	—	—	—	—	196,481	—	196,481	98,908
Capital Distributions	—	(210,395)	—	—	(37,147)	(388,994)	(636,536)	(104,823)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(21,997)	21,997	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(573)	—	—	—	—	(573)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	67,893	—	—	—	—	67,893	—
Equity-Based Compensation	—	769,818	—	—	—	1,588,926	2,358,744	—
Relinquished in Deconsolidation of Partnership	—	—	—	—	—	—	—	(4,397)
Net Delivery of Vested Common Units	6,929,888	(23,943)	—	—	—	—	(23,943)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(84,888)	(1,198)	—	—	—	(13)	(1,211)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(19,346)	—	—	—	19,346	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	85,608,055	252,113	—	—	—	(252,113)	—	—
Issuance of Common Units to Pátria	3,699,195	47,163	—	—	—	—	47,163	—

Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$870,908	$2,418,517	$7,652,521	$600,836

continued…

See noted to consolidated financial statements

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities	Compre- hensive Income (Loss)
Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$870,908	$2,418,517	$7,652,521	$600,836
Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	97,660	—	113	—	97,773	—
Net Income (Loss)	—	(168,303)	(190,780)	—	206,390	(83,234)	(235,927)	(32,526)	$(268,453)
Currency Translation Adjustment	—	—	9,400	(2,344)	—	—	7,056	—	7,056

Total Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—	(261,397)
Less: Comprehensive Income (Loss) Attributable to Non- Controlling Interests	—	—	—	—	—	—	—	—	(90,750)

Total Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	—	—	—	—	—	—	—	—	$(170,647)

Capital Contributions	—	—	—	—	777,363	—	777,363	411,355
Capital Distributions	—	(294,169)	—	—	(321,891)	(408,663)	(1,024,723)	(286,396)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	2,614	(2,614)	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(466)	—	—	—	(1,652)	(2,118)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	58,391	—	—	—	—	58,391	—
Equity-Based Compensation	—	565,438	—	—	—	761,464	1,326,902	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	1	—	—	—	1	(107,663)
Net Delivery of Vested Common Units	8,105,566	(34,590)	—	—	—	—	(34,590)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	—	—	—	—	—	(469)	(469)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(5,893)	—	—	—	5,893	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	62,055,376	228,722	—	—	—	(228,722)	—	—
Issuance of New Units	3,177,943	44,500	—	—	—	—	44,500	—

Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,535,497	$2,460,520	$8,666,680	$585,606

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net Income (Loss)	$(268,453)	$(607,323)	$(2,390,696)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	59,973	(720,716)	(267,433)
Net Realized (Gains) Losses on Investments	(540,353)	(337,932)	135,243
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	(116,183)	(460,450)	15,978
Unrealized Depreciation (Appreciation) on Hedge Activities	(1,283)	(1,952)	2,036
Non-Cash Performance Fees	(714,830)	(379,156)	(269,152)
Non-Cash Performance Fee Compensation	316,713	356,962	(1,079)
Equity-Based Compensation Expense	1,396,062	2,440,148	3,048,108
Amortization of Intangibles	207,591	162,051	158,048
Other Non-Cash Amounts Included in Net Income (Loss)	164,359	20,591	25,243
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	545,637	(447,084)	821,240
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(110,607)	(4,398)	—
Accounts Receivable	116,714	(108,162)	35,050
Reverse Repurchase Agreements	41,940	(181,425)	—
Due from Affiliates	(31,403)	(68,761)	467,449
Other Assets	(19,233)	(20,802)	82,386
Accrued Compensation and Benefits	(273,281)	(101,377)	(94,931)
Securities Sold, Not Yet Purchased	22,407	114,683	(699)
Accounts Payable, Accrued Expenses and Other Liabilities	(203,419)	12,535	(987,241)
Repurchase Agreements	39,177	62,672	—
Due to Affiliates	(3,439)	3,286	(261,685)
Treasury Cash Management Strategies:
Investments Purchased	(3,198,632)	(2,246,082)	(1,196,636)
Cash Proceeds from Sale of Investments	3,486,836	1,930,489	643,348
Blackstone Funds Related:
Investments Purchased	(6,113,038)	(4,411,114)	(418,608)
Cash Proceeds from Sale or Pay Down of Investments	6,296,358	4,621,432	865,540

Net Cash Provided by (Used in) Operating Activities	1,099,613	(371,885)	411,509

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(36,484)	(54,160)	(23,627)
Net Cash Paid for Acquisition of Management Contracts	(23,744)	(21,886)	—
Changes in Restricted Cash	330	(143)	4,801

Net Cash Used in Investing Activities	(59,898)	(76,189)	(18,826)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(608,287)	(113,872)	(92,531)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,183,952	262,006	205,558

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
Purchase of Interests from Certain Non-Controlling Interest Holders	$(466)	$(573)	$(10,033)
Net Delivery of Vested Common Units and Repurchase of Common and Holdings Units	(36,711)	(25,154)	(56,685)
Proceeds from Loans Payable	13,301	415,828	593,989
Repayment of Loans Payable	(27,424)	(43,266)	(323,993)
Distributions to Unitholders	(702,832)	(599,390)	(260,629)
Blackstone Funds Related:
Proceeds from Loans Payable	342,133	392,071	—
Repayment of Loans Payable	(1,037,181)	(203,026)	—

Net Cash Provided by (Used in) Financing Activities	(873,515)	84,624	55,676

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(77)	(25)	—

Net Increase (Decrease) in Cash and Cash Equivalents	166,123	(363,475)	448,359
Cash and Cash Equivalents, Beginning of Period	588,621	952,096	503,737

Cash and Cash Equivalents, End of Period	$754,744	$588,621	$952,096

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$81,407	$3,554	$5,097

Payments for Income Taxes	$43,945	$57,672	$52,035

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(2,775)	$16,670	$6,261

Net Assets Related to the Consolidation of CLO Vehicles	$97,773	$406,916	$—

Reclassification of Capital Due to Non-Controlling Interest Holders	$—	$(73,862)	$—

Transfer Due to Reorganization	$—	$—	$100,497

In-kind Redemption of Capital	$(52,467)	$(28,098)	$(907)

In-kind Contribution of Capital	$8,705	$54,289	$907

Notes Issuance Costs	$—	$2,000	$4,761

Transfer of Interests to Non-Controlling Interest Holders	$2,614	$(21,996)	$1,991

Change in The Blackstone Group L.P.’s Ownership Interest	$(5,893)	$(19,346)	$—

Net Settlement of Vested Common Units	$186,644	$198,739	$199,447

Conversion of Blackstone Holdings Units to Common Units	$228,722	$252,113	$109,748

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(300,471)	$(351,183)	$(142,982)

Due to Affiliates	$242,080	$283,290	$121,535

Partners’ Capital	$58,391	$67,893	$21,447

Issuance of New Units	$44,500	$47,163	$—

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts, and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit businesses, and financial advisory.

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

Significant Transactions

On May 16, 2011, the Partnership, through GSO Capital Partners LP (“GSO”), completed the acquisition of management agreements relating to four collateralized loan obligation vehicles previously managed by Allied Irish Banks.

On November 4, 2011, the agreement of limited partnership of Blackstone was amended to provide that the common units purchased by China Investment Corporation and its affiliates subsequent to Blackstone’s IPO will no longer be non-voting.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

In January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses. The Hedge Fund Solutions segment is comprised primarily of Blackstone Alternative Asset Management, an institutional solutions provider utilizing hedge funds across a variety of strategies. The Credit Businesses segment, which is comprised principally of GSO, manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies. This change in Blackstone’s segment reporting aligns it to its management reporting and organization structure and is consistent with the manner in which resource deployment and compensation decisions are made. Blackstone’s segment results have been retrospectively presented for all periods reported.

•

As of March 31, 2011, Blackstone elected to aggregate changes in assets and liabilities relating to hedging activities within Unrealized Depreciation (Appreciation) on Hedge Activities in the Consolidated Statements of Cash Flows. Previously, amounts relating to changes in hedging instruments had been presented in Cash Flows Due to Changes in Operating Assets and Liabilities—Other Assets. The reclassification of amounts in 2010 had no impact on Net Cash Provided by Operating Activities.

•

As of June 30, 2011, Blackstone elected to separately present Repurchase Agreements in the Consolidated Statements of Financial Condition. Previously, these amounts were included in Accounts Payable, Accrued Expenses and Other Liabilities. The reclassification had no impact on Total Liabilities.

•

As of June 30, 2011, Blackstone elected to separately present changes in operating assets and liabilities relating to repurchase agreements in the Consolidated Statements of Cash Flows. Previously, amounts relating to changes in repurchase agreements had been presented in Cash Flows Due to Changes in Operating Assets and Liabilities—Accounts Payable, Accrued Expenses and Other Liabilities. The reclassification had no impact on Net Cash Provided by Operating Activities.

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

Assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of Blackstone are presented in a separate section in the Consolidated Statements of Financial Condition.

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

Other Revenue—Other Revenue consists of foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and other revenues.

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

Certain of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the observability of pricing inputs as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of certain CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts as described in Note 3. “Acquisitions, Goodwill and Intangible Assets.” The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option”.

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

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO and the acquisition of GSO in 2008.

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

Foreign Currency

In the normal course of business, the Partnership may enter into transactions not denominated in United States dollars. Foreign exchange gains and losses arising on such transactions are recorded as Other Revenue in the Consolidated Statements of Operations. Foreign currency transaction gains and losses arising within consolidated Blackstone Funds are recorded in Net Gains (Losses) from Fund Investment Activities. In addition, the Partnership consolidates a number of entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income.

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

Other Income

Other Income includes the amount attributable to the Reversal of the Tax Receivable Liability. This is non-recurring income attributable to a change in tax rate as discussed in Note 13. “Income Taxes”.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Net Gains (Losses) from Fund Investment Activities on the Consolidated Statements of Operations include net realized gains (losses) from realizations and sales of investments, the net change in unrealized gains (losses) resulting from changes in the fair value and interest income and expense and dividend attributable to the consolidated Blackstone Funds’ investments.

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

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Position.

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

Blackstone records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Prior to December 31, 2009, certain common unit holders were entitled to priority distributions. Basic and Diluted Net Income (Loss) Per Common Unit—Common Units Entitled to Priority Distributions and Common Units Not Entitled Priority Distributions for 2009 is calculated by dividing total undistributed loss allocated to common unitholders entitled to priority distributions and not entitled to priority distributions by the weighted-average number of common units entitled to priority distributions, including unvested participating common units due to their equivalent distribution rights, and common units not entitled to priority distributions, respectively. Diluted Net Income (Loss) Per Common Unit excludes the anti-dilutive effect of unvested deferred restricted common units and Blackstone Holdings Partnership Units. As a result of the expiration on December 31, 2009 of the distribution priority previously accorded to certain holders of Blackstone common units, the Partnership no longer has two classes of equity, resulting in the calculation of Basic and Diluted Net Income (Loss) Per Common Unit as noted above for the current reporting period.

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

The Partnership manages credit exposure arising from repurchase agreements and reverse repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Partnership, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

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

Securities Sold, Not Yet Purchased are recorded at fair value in the Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in General, Administrative and Other in the Consolidated Statements of Operations. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings.

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

Distributions

Distributions are reflected in the consolidated financial statements when paid.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. As the amendments are limited to presentation only, adoption is not expected to have a material impact on the Partnership’s financial statements.

In December 2011, the FASB issued a deferral of the effective date for certain disclosures relating to the comprehensive income, specifically with respect to the presentation of reclassifications of items out of accumulated other comprehensive income. The deferral is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the amendments are limited to presentation only, adoption is not expected to have a material impact on the Partnership’s financial statements.

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

In December 2011, the FASB issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (a) offset or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the amended guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including (a) the gross amounts of those recognized assets and liabilities, (b) the amounts offset to determine the net amount presented in the statement of financial position, and (c) the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of (a) the amounts related to recognized financial instruments and other derivative instruments, (b) the amount related to financial collateral (including cash collateral), and (c) the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, adoption is not expected to have a material impact on the Partnership’s financial statements.

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

In December 2011, Blackstone terminated its agreement to pay contingent consideration entered into at the time of the original GSO acquisition. No amounts were due in connection with the termination of the agreement. Blackstone settled outstanding compensatory payments due to GSO personnel through the issuance of 3,177,943 Blackstone Common Units valued at $44.5 million and the transfer of cash of $189.9 million. Additional compensation related payments of $142.2 million of Blackstone Common Units and $70.3 million of cash will be payable in 2013 subject to vesting conditions. Additional performance and compensatory payments subject to performance and vesting may be paid to GSO personnel.

Acquisition of CLO Management Agreements

On May 16, 2011, the Partnership, through GSO, completed the acquisition of management agreements relating to four collateralized loan obligation vehicles previously managed by Allied Irish Banks for net consideration of $23.4 million. The assets acquired are finite-lived contractual rights.

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

The carrying value of goodwill was $1.7 billion as of December 31, 2011 and December 31, 2010. As of December 31, 2011 and December 31, 2010, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	December 31,
	2011	2010
Finite-Lived Intangible Assets / Contractual Rights	$1,394,023	$1,370,255
Accumulated Amortization	(798,535)	(590,944)

Intangible Assets, Net	$595,488	$779,311

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2011	2010	2009
Balance, Beginning of Year	$779,311	$919,477	$1,077,526
Amortization Expense	(207,591)	(162,051)	(158,049)
Acquisitions	23,768	21,885	—

Balance, End of Year	$595,488	$779,311	$919,477

Amortization of Intangible Assets held at December 31, 2011 is expected to be $110.7 million, $59.1 million, $54.3 million, $48.0 million, and $46.4 million for each of the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively. Blackstone’s intangible assets as of December 31, 2011 are expected to amortize over a weighted-average period of 9.68 years.

4.    INVESTMENTS

Investments

Investments consists of the following:

	December 31, 2011	December 31, 2010
Investments of Consolidated Blackstone Funds	$10,306,795	$8,192,327
Equity Method Investments	2,218,103	1,921,665
Blackstone’s Treasury Cash Management Strategies	685,859	896,367
Performance Fees	1,889,152	937,227
Other Investments	28,390	26,886

	$15,128,299	$11,974,472

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $449.6 million and $500.2 million at December 31, 2011 and December 31, 2010, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

At December 31, 2011 and December 31, 2010, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At December 31, 2011 and December 31, 2010, no investment exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Year Ended December 31,
	2011	2010	2009
Realized Gains (Losses)	$226,427	$(51,158)	$(200,291)
Net Change in Unrealized Gains (Losses)	(308,364)	453,692	342,870

	$(81,937)	$402,534	$142,579

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss)—Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(81,937)	$402,534	$142,579
Reclassification to Investment Income (Loss) and Other Attributable to Blackstone Side-by-Side Investment Vehicles	—	—	(1,327)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	96,872	99,460	35,442

Other Income—Net Gains from Fund Investment Activities	$14,935	$501,994	$176,694

Equity Method Investments

The Partnership recognized net gains (losses) related to its equity method investments of $135.7 million, $468.4 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On October 1, 2010, the Partnership completed the acquisition of a non-controlling equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). As the Partnership holds a 40% equity interest and exerts significant influence, the investments are accounted for using the equity method.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended December 31, 2011, 2010 and 2009, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2011 are as follows:

	December 31, 2011 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$25,788,678	$29,856,855	$6,322,821	$8,887,081	$5,018	$70,860,453
Other Assets	321,271	1,736,245	1,167,162	2,355,318	51,153	5,631,149

Total Assets	$26,109,949	$31,593,100	$7,489,983	$11,242,399	$56,171	$76,491,602

Liabilities and Partners’ Capital
Debt	$863,672	$1,384,867	$123,925	$444,313	$979	$2,817,756
Other Liabilities	194,873	334,175	461,854	848,534	25,740	1,865,176

Total Liabilities	1,058,545	1,719,042	585,779	1,292,847	26,719	4,682,932

Partners’ Capital	25,051,404	29,874,058	6,904,204	9,949,552	29,452	71,808,670

Total Liabilities and Partners’ Capital	$26,109,949	$31,593,100	$7,489,983	$11,242,399	$56,171	$76,491,602

Statement of Income
Interest Income	$116	$82,166	$89	$581,090	$2	$663,463
Other Income	516,729	159,400	19,275	26,760	66,456	788,620
Interest Expense	(14,826)	(19,142)	(172)	(24,672)	—	(58,812)
Other Expenses	(50,591)	(54,907)	(51,063)	(78,427)	(25,040)	(260,028)
Net Realized and Unrealized Gain (Loss) from Investments	1,510,622	4,086,549	(71,790)	380,609	—	5,905,990

Net Income (Loss)	$1,962,050	$4,254,066	$(103,661)	$885,360	$41,418	$7,039,233

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2010 are as follows:

	December 31, 2010 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$23,494,720	$20,695,822	$6,041,012	$8,369,228	$3,914	$58,604,696
Other Assets	140,862	1,035,183	1,085,175	1,088,159	24,173	3,373,552

Total Assets	$23,635,582	$21,731,005	$7,126,187	$9,457,387	$28,087	$61,978,248

Liabilities and Partners’ Capital
Debt	$392,786	$582,278	$33,000	$1,152,253	$978	$2,161,295
Other Liabilities	103,471	221,449	909,513	360,510	20,505	1,615,448

Total Liabilities	496,257	803,727	942,513	1,512,763	21,483	3,776,743

Partners’ Capital	23,139,325	20,927,278	6,183,674	7,944,624	6,604	58,201,505

Total Liabilities and Partners’ Capital	$23,635,582	$21,731,005	$7,126,187	$9,457,387	$28,087	$61,978,248

Statement of Income
Interest Income	$76	$35,312	$274	$485,648	$3	$521,313
Other Income	202,872	118,512	33,885	129,894	65,523	550,686
Interest Expense	(8,642)	(7,257)	(6,418)	(90,077)	—	(112,394)
Other Expenses	(42,565)	(73,353)	(43,226)	(69,265)	(38,953)	(267,362)
Net Realized and Unrealized Gain from Investments	5,182,506	8,630,374	661,045	1,041,801	—	15,515,726

Net Income	$5,334,247	$8,703,588	$645,560	$1,498,001	$26,573	$16,207,969

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2009 are as follows:

	December 31, 2009 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Statement of Financial Condition
Assets
Investments	$18,237,938	$7,862,872	$8,950,762	$6,907,186	$41,958,758
Other Assets	169,200	528,337	1,400,638	1,723,400	3,821,575

Total Assets	$18,407,138	$8,391,209	$10,351,400	$8,630,586	$45,780,333

Liabilities and Partners’ Capital
Debt	$455,862	$224,389	$—	$1,312,893	$1,993,144
Other Liabilities	56,957	115,059	1,219,906	833,228	2,225,150

Total Liabilities	512,819	339,448	1,219,906	2,146,121	4,218,294

Partners’ Capital	17,894,319	8,051,761	9,131,494	6,484,465	41,562,039

Total Liabilities and Partners’ Capital	$18,407,138	$8,391,209	$10,351,400	$8,630,586	$45,780,333

Statement of Income
Interest Income	$19,480	$12,704	$1,038	$579,150	$612,372
Other Income	26,828	133,599	33	68,439	228,899
Interest Expense	(5,590)	(5,391)	(11)	(59,526)	(70,518)
Other Expenses	(38,419)	(36,794)	(75,705)	(82,930)	(233,848)
Net Realized and Unrealized Gain (Loss) from Investments	1,775,403	(3,813,103)	1,406,572	1,712,344	1,081,216

Net Income (Loss)	$1,777,702	$(3,708,985)	$1,331,927	$2,217,477	$1,618,121

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury cash management strategies included in Investments represents the Partnership’s liquid investments in government and other investment and non-investment grade securities. These strategies are primarily managed by third-party institutions. The following table presents the realized and net change in unrealized gains (losses) on investments held by Blackstone’s Treasury cash management strategies:

	Year Ended December 31,
	2011	2010	2009
Realized Gains (Losses)	$9,738	$7,497	$10,145
Net Change in Unrealized Gains (Losses)	641	4,185	1,758

	$10,379	$11,682	$11,903

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Performance Fees, December 31, 2010	$573,042	$65,477	$9,534	$289,174	$937,227
Performance Fees Allocated as a Result of Changes in Fund Fair Values	86,308	917,703	2,830	144,373	1,151,214
Fund Cash Distributions	(38,991)	(39,321)	(10,506)	(110,471)	(199,289)

Performance Fees, December 31, 2011	$620,359	$943,859	$1,858	$323,076	$1,889,152

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2011	2010	2009
Realized Gains	$948	$977	$2,032
Net Change in Unrealized Gains (Losses)	(21,968)	2,429	6,164

	$(21,020)	$3,406	$8,196

5.     NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of December 31, 2011 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$155,054	$7,779	(a	)	(a	)
Credit Driven	148,362	1,980	(b	)	(b	)
Event Driven	101,232	—	(c	)	(c	)
Equity	275,195	—	(d	)	(d	)
Commodities	49,227	—	(e	)	(e	)

	$729,070	$9,759

(a)	Diversified Instruments include investments in hedge funds that invest across multiple strategies. Investments representing 40% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 60% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. As of the reporting date, the investee fund manager had elected to side-pocket 25% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 74% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 22% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. Investments representing 1% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 3% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 86% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 14% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	December 31, 2011				December 31, 2010
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$67,668	$—	$—	$450,000	$26,192	$—	$—

Freestanding Derivatives
Blackstone—Other
Interest Rate Contracts	221,350	768	502,200	1,291	57,200	56	366,857	922
Foreign Currency Contracts	22,698	1,016	7,293	103	10,088	283	13,221	74
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	177,453	22,016	159,409	7,687	—	—	—	—
Interest Rate Contracts	95,482	7,270	191,400	10,867	—	—	—	—
Other	—	—	—	—	409	2	212	2

Freestanding Derivatives	516,983	31,070	860,302	19,948	67,697	341	380,290	998

Total	$966,983	$98,738	$860,302	$19,948	$517,697	$26,533	$380,290	$998

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2011	2010	2009
Fair Value Hedges—Interest Rate Swaps
Hedge Ineffectiveness	$4,649	$3,400	$(1,700)
Excluded from Assessment of Effectiveness	(3,465)	(1,100)	(8,700)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(8,634)	$(2,806)	$71
Foreign Currency Contracts	1,739	(529)	—
Credit Default Swaps	(111)	—	—
Other	(153)	(64)	—

Total	$(7,159)	$(3,399)	$71

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$8,718	$43	$268
Foreign Currency Contracts	(33,408)	639	—
Other	(7)	(1)	—

Total	$(24,697)	$681	$268

As of December 31, 2011, 2010 and 2009, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.     FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of December 31,
	2011	2010
Assets
Loans and Receivables	$8,555	$131,290
Assets of Consolidated CLO Vehicles
Corporate Loans	7,901,020	6,351,966
Corporate Bonds	153,653	157,997
Other	77,295	12,076

	$8,140,523	$6,653,329

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$7,449,766	$5,877,957
Subordinated Notes	630,236	555,632

	$8,080,002	$6,433,589

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2011		2010		2009
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(228)	$5,695	$(101)	$101
Debt Securities	—	—	(16)	—	364
Equity Securities	—	—	(350)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	76,314	(396,946)	(17,736)	272,526	—
Corporate Bonds	1,099	(7,605)	1,073	5,718	—
Other	13,296	29,908	702	(1,314)	—

	$90,709	$(374,871)	$(10,632)	$276,829	$465

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$5,798	$58,067	$(6,079)	$(33,194)	$—
Subordinated Notes	4,694	44,061	—	(152,333)	—

	$10,492	$102,128	$(6,079)	$(185,527)	$—

The Partnership had no realized gains (losses) for the year ended December 31, 2009.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents for those financial instruments on which the fair value option was elected, the uncollected principal balance on the financial instruments that exceeded the fair value and the fair value and principal balance on the financial instruments that were past due:

	As of December 31, 2011			As of December 31, 2010
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)

	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(162)	$—	$—	$1,391	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(674,496)	17,574	(29,384)	(244,233)	5,393	(2,164)
Corporate Bonds	(9,360)	7,560	(2,656)	(1,545)	5,630	(2,082)

	$(684,018)	$25,134	$(32,040)	$(244,387)	$11,023	$(4,246)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2011 and 2010, no Loans and Receivables on which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.     FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of December 31, 2011 and 2010, respectively:

	December 31, 2011
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$5,119	$723,951	$729,070
Equity Securities	113,007	608	232,172	345,787
Partnership and LLC Interests	—	—	492,911	492,911
Debt Instruments	—	594,276	12,783	607,059
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,259,204	635,944	7,895,148
Corporate Bonds	—	150,653	3,000	153,653
Freestanding Derivatives - Foreign Currency Contracts	—	22,016	—	22,016
Freestanding Derivatives - Interest Rate Contracts	—	7,270	—	7,270
Other	28,900	21,973	3,008	53,881

Total Investments of Consolidated Blackstone Funds	141,907	8,061,119	2,103,769	10,306,795
Blackstone’s Treasury Cash Management Strategies	176,297	509,362	200	685,859
Money Market Funds	257,423	—	—	257,423
Freestanding Derivatives
Interest Rate Contracts	159	609	—	768
Foreign Currency Contracts	—	1,016	—	1,016
Derivative Instruments Used as Fair Value Hedges	—	67,668	—	67,668
Loans and Receivables	—	—	8,555	8,555
Other Investments	8,066	360	19,964	28,390

	$583,852	$8,640,134	$2,132,488	$11,356,474

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$7,449,766	$7,449,766
Subordinated Notes	—	—	630,236	630,236
Freestanding Derivatives - Foreign Currency Contracts	—	7,687	—	7,687
Freestanding Derivatives - Interest Rate Contracts	—	10,867	—	10,867
Freestanding Derivatives
Interest Rate Contracts	1,105	186	—	1,291
Foreign Currency Contracts	—	103	—	103
Securities Sold, Not Yet Purchased	—	143,825	—	143,825

	$1,105	$162,668	$8,080,002	$8,243,775

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

During the year ended December 31, 2011, the Partnership reclassified $27.1 million of Investments of Consolidated Blackstone Funds—Partnership and LLC interests from Level II to Level I. This occurred when a restriction discount was no longer applied to a quoted price obtained in an active market.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used as of December 31, 2011:

Valuation Methodology	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Third-Party Fund Managers	—	—	34%	—	34%
Specific Valuation Metrics	13%	21%	1%	31%	66%

	13%	21%	35%	31%	100%

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the current reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income (Loss) and Net Gains from Fund Investment Activities in the Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Year Ended December 31,
	2011				2010
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$1,602,371	$131,290	$19,672	$1,753,333	$1,192,463	$68,550	$46,578	$1,307,591
Transfer In Due to Consolidation and Acquisition (a)	23,296	—	—	23,296	227,794	—	—	227,794
Transfer Out Due to Deconsolidation	(5,426)	—	—	(5,426)	—	—	—	—
Transfer In to Level III (b)	552,656	—	—	552,656	11,706	—	—	11,706
Transfer Out of Level III (b)	(183,264)	—	—	(183,264)	(65,605)	—	—	(65,605)
Purchases	711,625	191,622	120,200	1,023,447	N/A	N/A	N/A	N/A
Sales	(624,430)	(312,893)	(120,554)	(1,057,877)	N/A	N/A	N/A	N/A
Settlements	—	(1,391)	—	(1,391)	N/A	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	N/A	(110,245)	55,655	(29,832)	(84,422)
Realized Gains (Losses), Net	29,432	—	1,848	31,280	(26,206)	5,695	104	(20,407)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(2,491)	(73)	(1,002)	(3,566)	372,464	1,390	2,822	376,676

Balance, End of Period	$2,103,769	$8,555	$20,164	$2,132,488	$1,602,371	$131,290	$19,672	$1,753,333

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Year Ended December 31,
	2011			2010
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$5,877,957	$555,632	$6,433,589	$—	$—	$—
Transfer In Due to Consolidation and Acquisition (a)	2,455,379	152,736	2,608,115	5,751,806	364,829	6,116,635
Transfer Out Due to Deconsolidation	—	(1,921)	(1,921)	—	—	—
Issuances	366,568	42,026	408,594	N/A	N/A	N/A
Settlements	(1,044,325)	(56,467)	(1,100,792)	N/A	N/A	N/A
Purchases (Sales), Net	N/A	N/A	N/A	153,229	50,895	204,124
Realized (Gains) Losses, Net	5,798	4,694	10,492	6,079	—	6,079
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(211,611)	(66,464)	(278,075)	(33,157)	139,908	106,751

Balance, End of Period	$7,449,766	$630,236	$8,080,002	$5,877,957	$555,632	$6,433,589

N/A Not applicable.

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the application of consolidation guidance effective January 1, 2010 and as a result of the acquisition of management contracts on April 1, 2010, July 20, 2010 and May 16, 2011.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.     VARIABLE INTEREST ENTITIES

Pursuant to GAAP consolidation guidance, the Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-oriented or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The assets and liabilities of the consolidated VIEs included in the Consolidated Statements of Financial Condition were as follows:

	December 31, 2011			December 31, 2010
	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total
Assets
Cash Held by Blackstone Funds and Other	$562,388	$36,053	$598,441	$662,776	$44,846	$707,622
Investments	8,131,968	829,992	8,961,960	6,522,038	902,291	7,424,329
Accounts Receivable	31,971	1,434	33,405	21,669	711	22,380
Due from Affiliates	—	36,502	36,502	—	30,182	30,182
Other Assets	9,581	2,450	12,031	17,651	2,172	19,823

Total Assets	$8,735,908	$906,431	$9,642,339	$7,224,134	$980,202	$8,204,336

Liabilities
Loans Payable	$7,787,630	$13,506	$7,801,136	$6,144,490	$9,689	$6,154,179
Due to Affiliates	292,372	19,537	311,909	289,099	15,870	304,969
Accounts Payable, Accrued Expenses and Other	241,670	2,818	244,488	311,965	18,710	330,675

Total Liabilities	$8,321,672	$35,861	$8,357,533	$6,745,554	$44,269	$6,789,823

There is no recourse to the Partnership for the consolidated VIEs’ liabilities including the liabilities of the consolidated CLO vehicles. The assets and liabilities of consolidated VIEs comprise primarily investments and notes payable and are included within Investments, Loans Payable and Due to Affiliates, respectively, in the Consolidated Statements of Financial Condition.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities, any amounts due to non-consolidated entities and any clawback obligation relating to previously distributed Carried Interest. The assets and liabilities recognized in the Partnership’s Consolidated Statements of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,
	2011	2010
Investments	$238,503	$89,743
Receivables	94,050	178,719

Total VIE Assets	332,553	268,462
VIE Liabilities	48	168
Potential Clawback Obligation	14,876	4,717

Maximum Exposure to Loss	$347,477	$273,347

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.    REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2011, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $138.8 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $138.8 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $101.3 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.    OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2011	2010
Furniture, Equipment and Leashold Improvements	$286,170	$261,622
Less: Accumulated Depreciation	(136,480)	(116,741)

Furniture, Equipment and Leashold Improvements, Net	149,690	144,881
Prepaid Expenses	81,701	80,878
Other Assets	106,005	67,435

	$337,396	$293,194

Depreciation expense of $31.6 million, $24.0 million and $17.2 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2011, 2010 and 2009, respectively, is included in General, Administrative and Other in the accompanying Consolidated Statements of Operations.

Accounts Payable, Accrued Expenses and Other Liabilities includes $144.1 million and $113.2 million as of December 31, 2011 and 2010, respectively, relating to redemptions that were legally payable to investors as of the balance sheet dates.

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

	December 31,
	2011			2010
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,020,000	$—	—	$1,020,000	$—	—
Blackstone Issued 5.875% Notes Due 3/15/2021 (b)	400,000	400,000	5.88%	400,000	400,000	5.88%
Blackstone Issued 6.625% Notes Due 8/15/2019 (b)	600,000	600,000	6.63%	600,000	600,000	6.63%
Operating Entities Facilities (c)	14,727	14,727	1.29%	33,807	33,807	1.39%

	2,034,727	1,014,727	6.25%	2,053,807	1,033,807	6.16%
Blackstone Fund Facilities (d)	13,506	13,506	2.80%	9,689	9,689	2.25%
CLO Vehicles (e)	9,373,789	9,367,989	1.96%	7,367,633	7,362,094	1.33%

	$11,422,022	$10,396,222	2.38%	$9,431,129	$8,405,590	1.93%

(a)	On March 23, 2010, an indirect subsidiary of Blackstone entered into a new $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. On November 23, 2010, the amount available under the Credit Facility was amended to $1.02 billion. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. On April 8, 2011, indirect subsidiaries of Blackstone entered into an amendment to the $1.02 billion Credit Facility with Citibank, N.A., as Administrative Agent. The amendment extended the maturity date of the Credit Facility from March 23, 2013 to April 8, 2016. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. As of December 31, 2011, there was an outstanding but undrawn letter of credit against the credit facility for $28.
(b)

Represents long term borrowings in the form of senior notes (the “Notes”) issued by Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership. On September 15, 2010, the Issuer issued $400 million of Notes due March 15, 2021. The Notes, which were issued at a discount, have an interest rate of 5.875% per annum, accruing from September 20, 2010. Interest is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

was $23.5 million and $6.6 million for the year ended December 31, 2011 and December 31, 2010, respectively. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of December 31, 2011 and 2010, the carrying value of the Notes was $398.2 million and $398.1 million, respectively. As of December 31, 2011 and 2010, the fair value of the Notes was $404.2 million and $398.1 million, respectively. Fair value is determined using available third party market data, including data received from note underwriters who make markets in the notes.

On August 20, 2009, the Issuer issued $600 million of Notes due August 15, 2019. The Notes, which were issued at a discount, have an interest rate of 6.625% per annum, accruing from August 20, 2009. Interest is paid semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Interest expense on the Notes was $39.8 million and $39.8 million for the years ended December 31, 2011 and December 31, 2010, respectively. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. As of December 31, 2011 and 2010, the carrying value of the Notes issued in August 2009 was $653.5 million and $612.8 million, respectively. As of December 31, 2011 and 2010, the fair value of the Notes issued in August 2009 was $640.4 million and $612.8 million, respectively. Fair value is determined using available third party market data, including data received from note underwriters who make markets in the notes.

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
(e)	Represents borrowings due to the holders of debt securities issued by Blackstone’s consolidated CLO vehicles. These amounts are included within Loans Payable and Due to Affiliates. At December 31, 2011, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	December 31, 2011			December 31, 2010
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes	$8,250,418	1.96%	4.3	$6,466,794	1.33%	5.2
Subordinated Notes	1,117,571	†	7.2	895,300	†	7.7

	$9,367,989			$7,362,094

(†)	The Subordinated Notes do not have contractual interest rates, but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2011 are amounts due to non-consolidated affiliates of $101.8 million and $323.6 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2011 was $7.4 billion and $630.2 million, respectively, of which $86.9 million and $205.4 million represents the amounts due to affiliates.

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2010 are amounts due to non-consolidated affiliates of $99.3 million and $293.4 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2010 was $5.9 billion and $555.6 million, respectively, of which $78.0 million and $211.1 million represents the amounts due to affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2011 and 2010, the fair value of the consolidated CLO assets was $8.7 billion and $7.2 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings at December 31, 2011 are as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2012	$7,779	$13,161	$20,940
2013	1,908	80,439	82,347
2014	5,040	337,101	342,141
2015	—	652,230	652,230
2016	—	—	—
Thereafter	1,000,000	8,298,564	9,298,564

Total	$1,014,727	$9,381,495	$10,396,222

13.    INCOME TAXES

The Provision (Benefit) for Income Taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal Income Tax	$4,509	$(10,805)	$8,027
Foreign Income Tax	22,741	9,378	4,517
State and Local Income Tax	8,997	26,278	41,219

	36,247	24,851	53,763

Deferred
Federal Income Tax	226,153	42,599	30,581
Foreign Income Tax	403	(2,282)	(597)
State and Local Income Tax	82,908	19,501	15,483

	309,464	59,818	45,467

Provision (Benefit) for Taxes	$345,711	$84,669	$99,230

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2011	2010	2009
Income (Loss) Before Provision (Benefit) for Taxes	$77,258	$(522,654)	$(2,291,466)
Total Provision (Benefit) for Taxes	$345,711	$84,669	$99,230
Effective Income Tax Rate	447.5%	-16.2%	-4.3%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Provision (Benefit) for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	76.9%	-26.1%	-33.0%
Interest Expense	-47.0%	7.3%	1.8%
Foreign Income Taxes	10.5%	-1.2%	-0.1%
State and Local Income Taxes	38.7%	-6.6%	-2.0%
Equity-based Compensation	132.4%	-25.3%	-6.4%
Change in Tax Rate	202.9%	—	—
Net Unrecognized Tax Positions	7.8%	—	—
Non Deductible Expenses	2.5%	-0.2%	—
Tax Deductible Compensation	-10.2%	1.2%	—
Other	-2.0%	-0.3%	0.4%

Effective Income Tax Rate (b)	447.5%	-16.2%	-4.3%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision (Benefit) for Taxes.

In 2011, application of the New York City tax law that sources various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income has resulted in a reduction to Blackstone’s rate of tax for the current year and to the rate of tax that Blackstone expects to pay in the future. The reduction in the rate of tax resulted in a reduction in the 2011 current tax provision and an increase in the 2011 deferred tax provision with a corresponding reduction to the net Deferred Tax Assets of $233.7 million, with the net result an increase to the effective income tax rate as reflected in the table above.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2011	2010
Deferred Tax Assets
Fund Management Fees	$12,163	$13,478
Equity Based Compensation	41,620	41,494
Unrealized Loss from Investments	—	17,590
Depreciation and Amortization	1,141,343	1,131,706
Net Operating Loss Carry Forward	57,475	32,159
Other	6,098	5,866

Total Deferred Tax Assets	$1,258,699	$1,242,293

Deferred Tax Liabilities
Depreciation and Amortization	$26,032	$25,823
Unrealized Gains from Investments	25,189	—

Total Deferred Tax Liabilities	$51,221	$25,823

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

The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $62.8 million and $81.4 million for the years ended December 31, 2011 and 2010, respectively, of which $8.8 million will be carried back and utilized against prior year taxable income and $135.4 million will be carried forward. The tax loss carryforwards will expire in tax years 2031 and 2030, respectively. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance. In addition, at this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized including the benefit for the tax loss carryforward from 2011 and 2010. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2011.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2011, Blackstone’s U.S. federal income tax returns for the years 2008 through 2010 are open under the normal three-year statute of limitations and therefore subject to examination. The Internal Revenue Service is examining certain corporate subsidiaries’ 2007 through 2009 U.S. federal income tax returns. State and local tax returns are generally subject to audit from 2007 through 2010. Currently, the State of New York is examining the tax returns filed by Blackstone and certain of its subsidiaries for the years 2007 through 2009 and the City of New York is examining certain other subsidiaries’ tax returns for the years 2003 through 2008. In addition, HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for the years 2006 through 2008. The Income Tax Department of the Government of India is examining the tax returns of the Indian subsidiaries for the years 2007 through 2011. Blackstone believes that during 2012 certain tax audits have a reasonable possibility of being completed and does not expect the results of these audits to have a material impact on the consolidated financial statements.

At December 31, 2011 and 2010, Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	2011	2010
Unrecognized Tax Benefits—January 1	$2,728	$—
Gross Increases—Tax Positions in Prior Period	7,966	2,728
Gross Increases—Tax Positions in Current Period	1,540	—

Unrecognized Tax Benefits—December 31	$12,234	$2,728

If the above tax benefits were recognized, $8.8 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively would reduce the annual effective rate. Blackstone does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

As of and for the year ended December 31, 2009, there were no unrecognized tax benefits.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities.

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expense. During the year ended December 31, 2011, $1.5 million of interest expense was accrued. During the years ended December 31, 2010 and 2009, there was no such interest expense.

14.    NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the years ended December 31, 2011 and December 31, 2010, and basic and diluted net loss per common unit entitled to priority distributions and per common unit not entitled to priority distributions for the year ended December 31, 2009 was calculated as follows:

	Year Ended December 31,
	2011	2010
Net Income (Loss) Attributable to The Blackstone Group L.P.	$(168,303)	$(370,028)

Net Income (Loss) Per Common Unit	$(0.35)	$(1.02)

Total Weighted-Average Common Units Outstanding	475,582,718	364,021,369

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Basic and Diluted
Year Ended December 31,
2009
Total Undistributed Loss
Net Loss Allocable to Common Unitholders	$(715,291)
Less: Distributions to Common Unitholders	(356,958)

Total Undistributed Loss	$(1,072,249)

Allocation of Total Undistributed Loss
Undistributed Loss—Common Unitholders Entitled to Priority Distributions	$(1,058,052)
Undistributed Loss—Common Unitholders Not Entitled to Priority Distributions	(14,197)

Total Undistributed Loss	$(1,072,249)

Net Loss Per Common Unit—Common Units Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(3.71)
Priority Distributions (a)	1.25

Net Loss Per Common Unit—Common Units Entitled to Priority Distributions	$(2.46)

Net Loss Per Common Unit—Common Units Not Entitled to Priority Distributions
Undistributed Loss per Common Unit	$(3.71)
Priority Distributions	—

Net Loss Per Common Unit—Common Units Not Entitled to Priority Distributions	$(3.71)

Weighted-Average Common Units Outstanding
Common Units Entitled to Priority Distributions	285,163,954
Common Units Not Entitled to Priority Distributions	3,826,233

Total Weighted-Average Common Units Outstanding	288,990,187

(a)	Undistributed Loss per Common Unit—Priority Distributions are forecast based upon common units outstanding at the end of the reporting period and differ from actual distributions paid to common unitholders which are based on common units outstanding at the time priority distributions are made.

The following table summarizes the anti-dilutive securities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Weighted-Average Unvested Deferred Restricted Common Units	22,529,309	25,828,413	22,453,412
Weighted-Average Blackstone Holdings Partnership Units	628,115,753	736,772,290	812,377,553

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

During the year ended December 31, 2011, Blackstone repurchased 116,270 vested Blackstone Holdings Partnership Units as part of the unit repurchase program for a total fair value of $2.1 million. As of December 31, 2011, the amount remaining available for repurchases under this program was $335.8 million.

During the year ended December 31, 2010, Blackstone repurchased a combination of 107,420 Blackstone Holdings Partnership Units and Blackstone Common Units as part of the unit repurchase program for a total fair value of $1.5 million.

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

For the years ended December 31, 2011, 2010 and 2009 the Partnership recorded compensation expense of $1.4 billion, $2.4 billion and $3.0 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $22.4 million, $16.1 million and $13.7 million, respectively. As of December 31, 2011, there was $2.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.3 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,129,574,883 as of December 31, 2011. Total outstanding unvested phantom units were 218,583 as of December 31, 2011.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2011 and a summary of changes during the period January 1, 2011 through December 31, 2011 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2010	149,225,318	$30.58	19,118,949	$21.00	225,841	$13.98
Granted	3,740,458	14.36	9,978,100	13.90	532	14.84
Vested	(49,833,717)	30.63	(10,221,460)	18.26	(2,842)	13.98
Forfeited	(13,487,409)	30.59	(1,239,644)	21.75	(4,948)	15.81

Balance, December 31, 2011	89,644,650	$29.88	17,635,945	$18.50	218,583	$13.88

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2011, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	84,289,322	3.3
Deferred Restricted Blackstone Common Units and Options	14,924,759	2.6

Total Equity-Based Awards	99,214,081	3.2

Phantom Units	201,888	3.4

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

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 10 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 13.9% annually by employee class, and a per unit discount, ranging from $0.01 to $15.52 as a majority of these unvested awards do not contain distribution participation rights. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

Subject to an employee’s continued employment with Blackstone, the phantom units vested or will vest in equal installments on each of the first, second and third anniversaries of the grant date or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 3.2% to 13.9% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $0.4 million, $2.2 million and $3.5 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over the five-year period beginning January 2008, relative to a predetermined threshold. In connection with certain equity-based awards with performance conditions, Blackstone has recorded compensation expense of $2.5 million as the likelihood that the relevant performance threshold will be exceeded in future periods has been deemed as probable. Such awards will be granted in 2012 and are accounted for as a liability award subject to re-measurement at the end of each reporting period.

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

In conjunction with the termination of the agreement to pay contingent consideration in connection with the GSO acquisition, as described in Note 3. “Acquisitions, Goodwill and Intangible Assets”, Blackstone recognized additional equity-based compensation expense of $44.5 million to reflect the 2011 outstanding compensatory related payments. Amounts due in 2013 are subject to vesting and will be recognized on a straight-line basis over the requisite service period. For additional performance-based compensation arrangements, the Partnership estimates compensation expense based upon whether it is probable that performance targets will be met, and if so, recognizes the expense over the requisite period.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

16.    RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of December 31, 2011 and 2010, Due from Affiliates and Due to Affiliates comprised the following:

	December 31,
	2011	2010
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$167,415	$180,672
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	223,281	169,413
Amounts Due from Portfolio Companies and Funds	234,254	175,872
Investments Redeemed in Non-Consolidated Funds of Funds	67,608	43,790
Management and Performance Fees Due from Non-Consolidated Funds of Funds	71,162	107,547
Payments Made on Behalf of Non-Consolidated Entities	87,711	81,689
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	9,083	36,412

	$860,514	$795,395

	December 31,
	2011	2010
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,112,330	$1,114,609
Accrual for Potential Repayment of Previously Received Performance Fees	266,300	273,829
Due to Note-Holders of Consolidated CLO Vehicles	292,372	274,020
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	20,526	77,362
Payable to Affiliates for Consolidated Funds in Liquidation	58,793	—
Distributions Received on Behalf of Blackstone Entities	42,620	15,970
Payments Made by Non-Consolidated Entities	18,527	6,497

	$1,811,468	$1,762,287

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of December 31, 2011 and 2010, the founder’s, other senior managing directors’ and employees’ investments aggregated $715.5 million and $832.8 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $109.4 million, $219.7 million and $31.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $317.7 million, $189.0 million and $134.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $3.7 million, $3.1 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2011. See Note 17. “Commitments and Contingencies—Contingencies—Contingent Obligations (Clawback)”.

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

During the fourth quarter of 2011, the effective tax rate of the corporate taxpayers was reduced due to the adoption of New York City tax law for sourcing of revenue for apportionment purposes. This resulted in a reduction of $197.8 million due to pre-IPO owners and the others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1,112.3 million over the next 15 years. The after-tax net present value of these estimated payments totals $324.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2011, payments totaling $10.6 million were made to certain pre-IPO owners in accordance with the tax receivable agreements and related tax benefits the Partnership received for the 2010 taxable year.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

17.    COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2024. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2011, 2010 and 2009, was $72.7 million, $66.4 million and $63.1 million, respectively. At December 31, 2011 and 2010, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $8.4 million and $10.7 million, respectively. As of December 31, 2011, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2012	$60,806
2013	56,338
2014	48,824
2015	47,598
2016	46,155
Thereafter	207,641

Total	$467,362

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of December 31, 2011 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $33.3 million as of December 31, 2011 which includes $11.1 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.0 million as of December 31, 2011.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Performance Fees

There were $89.4 million of segment level Performance Fees related to the hedge funds and certain other investment products in the Real Estate, Hedge Fund Solutions and Credit Businesses segments for the year ended December 31, 2011 attributable to arrangements where the measurement period had not ended. Measurement periods may be greater than the current reporting period. On a consolidated basis, after eliminations, such Performance Fees were $89.4 million for the year ended December 31, 2011.

Litigation

From time to time, Blackstone is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, Blackstone does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial position or cash flows.

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

The following table presents the clawback obligations by segment:

	December 31,
	2011			2010
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$68,044	$128,756	$196,800	$62,534	$118,845	$181,379
Real Estate	30,841	38,659	69,500	30,623	61,827	92,450

Total	$98,885	$167,415	$266,300	$93,157	$180,672	$273,829

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2011, $410.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.    EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain finance and administrative professionals who are participants in the Plan, the Partnership contributes 2% of such professional’s pre-tax annual compensation up to a maximum of one thousand six hundred dollars. In addition, the Partnership will contribute 50% of pre-tax annual compensation contributed by such professional participants with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2011, 2010 and 2009, the Partnership incurred expenses of $1.4 million, $1.3 million and $1.5 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“U.K. Plan”). All United Kingdom employees are eligible to contribute to the U.K. Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2011, 2010 and 2009, the Partnership incurred expenses of $0.3 million, $0.3 million and $0.3 million, respectively, in connection with the U.K. Plan.

19.    REGULATED ENTITIES

The Partnership has certain entities that are registered broker-dealers which are subject to the minimum net capital requirements of the United States Securities and Exchange Commission (“SEC”). These entities have continuously operated in excess of these requirements. The Partnership also has two entities based in London which are subject to the capital requirements of the U.K. Financial Services Authority. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities which are registered as investment advisers with the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2011, $5.3 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

20.    SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

As described in Note 2. “Summary of Significant Accounting Policies—Basis of Presentation”, in January 2011, Blackstone separated its Credit and Marketable Alternatives segment into two new segments: Hedge Fund Solutions and Credit Businesses.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity—Blackstone’s Private Equity segment comprises its management of private equity funds.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Real Estate—Blackstone’s Real Estate segment primarily comprises its management of general opportunistic real estate funds and internationally focused opportunistic real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions—Blackstone’s Hedge Fund Solutions segment is comprised of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies.

•

Credit Businesses—Blackstone’s Credit Businesses segment is comprised principally of GSO and manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies.

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

Blackstone uses Economic Net Income (“ENI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. ENI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. ENI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$331,997	$394,778	$315,863	$238,547	$—	$1,281,185
Advisory Fees	—	—	—	—	382,240	382,240
Transaction and Other Fees, Net	133,004	109,510	2,798	1,880	321	247,513
Management Fee Offsets	(27,073)	(4,950)	(980)	(390)	—	(33,393)

Total Management and Advisory Fees	437,928	499,338	317,681	240,037	382,561	1,877,545

Performance Fees
Realized	37,393	32,473	11,472	146,598	—	227,936
Unrealized	33,490	917,076	774	(4,750)	—	946,590

Total Performance Fees	70,883	949,549	12,246	141,848	—	1,174,526

Investment Income (Loss)
Realized	44,988	27,972	17,722	11,299	594	102,575
Unrealized	9,476	92,648	(19,031)	(708)	304	82,689

Total Investment Income (Loss)	54,464	120,620	(1,309)	10,591	898	185,264
Interest and Dividend Revenue	13,749	12,902	2,025	3,369	6,799	38,844
Other	1,810	(1,061)	7,902	(853)	(383)	7,415

Total Revenues	578,834	1,581,348	338,545	394,992	389,875	3,283,594

Expenses
Compensation and Benefits
Compensation	217,556	236,771	128,959	128,588	248,695	960,569
Performance Fee Compensation
Realized	1,465	14,667	3,498	79,897	—	99,527
Unrealized	(2,229)	224,246	234	(5,066)	—	217,185

Total Compensation and Benefits	216,792	475,684	132,691	203,419	248,695	1,277,281
Other Operating Expenses	120,918	103,859	65,072	49,955	81,538	421,342

Total Expenses	337,710	579,543	197,763	253,374	330,233	1,698,623

Economic Net Income	$241,124	$1,001,805	$140,782	$141,618	$59,642	$1,584,971

Segment Assets	$4,053,480	$4,102,246	$808,030	$1,628,772	$651,502	$11,244,030

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2010 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$263,307	$338,428	$272,773	$194,963	$—	$1,069,471
Advisory Fees	—	—	—	—	426,140	426,140
Transaction and Other Fees, Net	72,243	59,914	3,572	1,657	362	137,748
Management Fee Offsets	(188)	(1,071)	(330)	(724)	—	(2,313)

Total Management and Advisory Fees	335,362	397,271	276,015	195,896	426,502	1,631,046

Performance Fees
Realized	156,869	40,288	56,626	107,880	—	361,663
Unrealized	151,494	256,971	2,982	153,179	—	564,626

Total Performance Fees	308,363	297,259	59,608	261,059	—	926,289

Investment Income
Realized	15,332	11,251	9,818	9,700	814	46,915
Unrealized	153,288	318,979	19,361	9,472	534	501,634

Total Investment Income	168,620	330,230	29,179	19,172	1,348	548,549
Interest and Dividend Revenue	14,044	11,173	1,869	3,038	5,972	36,096
Other	2,021	(336)	97	(488)	(1,912)	(618)

Total Revenues	828,410	1,035,597	366,768	478,677	431,910	3,141,362

Expenses
Compensation and Benefits
Compensation	179,345	183,177	95,386	123,257	277,949	859,114
Performance Fee Compensation
Realized	32,627	15,844	20,633	59,212	—	128,316
Unrealized	21,320	122,864	1,067	83,395	—	228,646

Total Compensation and Benefits	233,292	321,885	117,086	265,864	277,949	1,216,076
Other Operating Expenses	109,589	74,189	51,360	39,106	70,272	344,516

Total Expenses	342,881	396,074	168,446	304,970	348,221	1,560,592

Economic Net Income	$485,529	$639,523	$198,322	$173,707	$83,689	$1,580,770

Segment Assets	$4,191,664	$2,741,280	$1,025,404	$1,735,030	$644,553	$10,337,931

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2009
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees
Base Management Fees	$270,509	$328,447	$227,596	$173,277	$—	$999,829
Advisory Fees	—	—	—	—	390,718	390,718
Transaction and Other Fees, Net	86,336	25,838	2,224	642	—	115,040
Management Fee Offsets	—	(2,467)	(242)	(14,452)	—	(17,161)

Total Management and Advisory Fees	356,845	351,818	229,578	159,467	390,718	1,488,426

Performance Fees
Realized	34,021	(3,039)	30,709	12,573	—	74,264
Unrealized	303,491	(252,180)	1	114,555	—	165,867

Total Performance Fees	337,512	(255,219)	30,710	127,128	—	240,131

Investment Income (Loss)
Realized	36,968	6,164	(113)	(14,918)	1,443	29,544
Unrealized	33,269	(125,624)	51,898	44,118	219	3,880

Total Investment Income (Loss)	70,237	(119,460)	51,785	29,200	1,662	33,424
Interest and Dividend Revenue	7,756	6,030	1,040	2,412	5,254	22,492
Other	2,845	3,261	258	767	(35)	7,096

Total Revenues	775,195	(13,570)	313,371	318,974	397,599	1,791,569

Expenses
Compensation and Benefits
Compensation	181,266	158,115	88,512	109,604	232,359	769,856
Performance Fee Compensation
Realized	741	3,506	11,228	9,626	—	25,101
Unrealized	20,307	(113,981)	(21)	67,515	—	(26,180)

Total Compensation and Benefits	202,314	47,640	99,719	186,745	232,359	768,777
Other Operating Expenses	82,471	56,325	43,166	37,495	79,572	299,029

Total Expenses	284,785	103,965	142,885	224,240	311,931	1,067,806

Economic Net Income (Loss)	$490,410	$(117,535)	$170,486	$94,734	$85,668	$723,763

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,283,594	$(31,018	)(a)	$3,252,576
Expenses	$1,698,623	$1,689,446	(b)	$3,388,069
Other Income	$—	$212,751	(c)	$212,751
Economic Net Income	$1,584,971	$(1,507,713	)(d)	$77,258
Total Assets	$11,244,030	$10,665,099	(e)	$21,909,129

	December 31, 2010 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,141,362	$(22,020	)(a)	$3,119,342
Expenses	$1,560,592	$2,583,398	(b)	$4,143,990
Other Income	$—	$501,994	(c)	$501,994
Economic Net Income (Loss)	$1,580,770	$(2,103,424	)(d)	$(522,654)
Total Assets	$10,337,931	$8,506,674	(e)	$18,844,605

	Year Ended December 31, 2009
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,791,569	$(17,870	)(a)	$1,773,699
Expenses	$1,067,806	$3,174,053	(b)	$4,241,859
Other Income	$—	$176,694	(c)	$176,694
Economic Net Income (Loss)	$723,763	$(3,015,229	)(d)	$(2,291,466)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2011	2010	2009
Fund Management Fees and Performance Fees Eliminated in Consolidation	$21,000	$17,165	$14,870
Fund Expenses Added in Consolidation	30,129	30,776	10,441
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(16,916)	431,149	151,383
Transaction-Related Other Income	178,538	22,904	—

Total Consolidation Adjustments and Reconciling Items	$212,751	$501,994	$176,694

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Benefit for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
Economic Net Income	$1,584,971	$1,580,770	$723,763

Adjustments
Amortization of Intangibles	(220,865)	(165,378)	(158,048)
IPO and Acquisition-Related Charges	(1,269,932)	(2,369,195)	(2,973,950)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	(16,916)	431,149	116,769

Total Consolidation Adjustments and Reconciling Items	(1,507,713)	(2,103,424)	(3,015,229)

Income (Loss) Before Provision (Benefit) for Taxes	$77,258	$(522,654)	$(2,291,466)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

21.    SUBSEQUENT EVENTS

On January 5, 2012, Blackstone acquired the entire share capital of Harbourmaster Capital (Holdings) Limited (“Harbourmaster”), a European secured bank loan manager based in Dublin, Ireland. Harbourmaster manages various credit products including CLO vehicles. Blackstone paid cash of €120.8 million ($154.5 million) for Harbourmaster’s share capital, net of the excess cash held at Harbourmaster at final closing and net of investments owned by Harbourmaster (and its principals) in its managed products. The acquisition is subject to certain closing adjustments.

Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, Blackstone is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including goodwill. Also, because the initial accounting for the transaction is incomplete, Blackstone is unable to provide the supplemental pro forma revenue and earnings of the combined entity. This information will be included in the Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

The results of operations of Harbourmaster will be consolidated with Blackstone’s results from the acquisition date. In addition, certain CLO vehicles managed by Harbourmaster may be subject to consolidation.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

22.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$1,153,269	$1,308,281	$(124,079)	$915,105
Expenses	990,864	984,831	540,934	871,440
Other Income (Loss)	(45,191)	(74,654)	(329,399)	661,995

Income (Loss) Before Provision for Taxes	$117,214	$248,796	$(994,412)	$705,660

Net Income (Loss)	$78,364	$184,597	$(986,775)	$455,361

Income (Loss) Attributable to The Blackstone Group L.P.	$42,704	$86,237	$(274,567)	$(22,677)

Net Loss Per Common Unit—Basic and Diluted
Common Units—Basic	$0.10	$0.18	$(0.56)	$(0.05)

Common Units—Diluted	$0.09	$0.18	$(0.56)	$(0.05)

Distributions Declared (a)	$0.32	$0.10	$0.10	$0.10

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$701,239	$550,088	$784,000	$1,084,015
Expenses	1,100,714	1,127,766	925,769	989,741
Other Income (Loss)	171,804	(59,250)	285,071	104,369

Income (Loss) Before Provision for Taxes	$(227,671)	$(636,928)	$143,302	$198,643

Net Income (Loss)	$(237,306)	$(656,320)	$147,527	$138,776

Income (Loss) Attributable to The Blackstone Group L.P.	$(121,377)	$(193,320)	$(44,358)	$(10,973)

Net Loss Per Common Unit—Basic and Diluted
Common Units	$(0.36)	$(0.55)	$(0.12)	$(0.03)

Distributions Declared (a)	$0.30	$0.10	$0.10	$0.10

(a)	Distributions declared reflects the calendar date of the declaration of each distribution.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2011
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$754,744	$—	$—	$754,744
Cash Held by Blackstone Funds and Other	46,282	678,480	—	724,762
Investments †	5,289,125	10,282,084	(442,910)	15,128,299
Accounts Receivable	347,241	58,899	—	406,140
Reverse Repurchase Agreements	139,485	—	—	139,485
Due from Affiliates	784,095	107,042	(30,623)	860,514
Intangible Assets, Net	595,488	—	—	595,488
Goodwill	1,703,602	—	—	1,703,602
Other Assets	325,269	12,127	—	337,396
Deferred Tax Assets	1,258,699	—	—	1,258,699

Total Assets	$11,244,030	$11,138,632	$(473,533)	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$1,066,432	$7,801,136	$—	$8,867,568
Due to Affiliates	1,425,558	437,520	(51,610)	1,811,468
Accrued Compensation and Benefits	903,260	—	—	903,260
Securities Sold, Not Yet Purchased	143,825	—	—	143,825
Repurchase Agreements	101,849	—	—	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	414,080	414,866	(73)	828,873

Total Liabilities	4,055,004	8,653,522	(51,683)	12,656,843

Redeemable Non-Controlling Interests in Consolidated Entities	—	585,606	—	585,606

Partners’ Capital
Partners’ Capital	4,281,841	421,898	(421,898)	4,281,841
Appropriated Partners’ Capital	—	386,864	—	386,864
Accumulated Other Comprehensive Income	1,272	686	—	1,958
Non-Controlling Interests in Consolidated Entities	445,393	1,090,056	48	1,535,497
Non-Controlling Interests in Blackstone Holdings	2,460,520	—	—	2,460,520

Total Partners’ Capital	7,189,026	1,899,504	(421,850)	8,666,680

Total Liabilities and Partners’ Capital	$11,244,030	$11,138,632	$(473,533)	$21,909,129

†	Included within Investments of the Consolidated Operating Partnerships is $1.9 billion representing Performance Fees due from the Blackstone Funds.

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

GSO Co-Investment Partners LLC**

GSO Legacy Associates II LLC

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.*

The Asia Opportunities Fund L.P.**

Private equity side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Real estate side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Mezzanine side-by-side, general partners’ and affiliated limited partners’ investment vehicles

Collateralized loan obligation vehicles

* Consolidated as of December 31, 2011 only.

** Consolidated as of December 31, 2010 only.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2011 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2011, which is included herein.

ITEM 9B.	OTHER INFORMATION

On February 24, 2012, Jonathan D. Gray, Senior Managing Director and Global Head of Real Estate, was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. For more information, see “Item 10. Directors, Executives and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, And Director Independence—Transactions with Related Persons—Compensation of Jonathan D. Gray”.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	65	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	61	President, Chief Operating Officer and Director
J. Tomilson Hill	63	Vice Chairman and Director
Jonathan D. Gray	42	Global Head of Real Estate and Director
Laurence A. Tosi	44	Chief Financial Officer
John G. Finley	55	Chief Legal Officer
Joan Solotar	47	Senior Managing Director—External Relations and Strategy
Richard H. Jenrette	82	Director
Jay O. Light	70	Director
The Right Honorable Brian Mulroney	72	Director
William G. Parrett	66	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. Mr. Schwarzman is a founder of The Blackstone Group L.P. and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business. Mr. Schwarzman is a member of The Council on Foreign Relations and The Business Council. He is on the board of The New York Public Library and The Asia Society. He serves on The New York City Partnership Board of Directors and The Advisory Board of the School of Economics and Management, Tsinghua University, Beijing. Mr. Schwarzman is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the Board of The John F. Kennedy Center for the Performing Arts. He also was awarded the Légion d’honneur. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.

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

J. Tomilson Hill is President and Chief Executive Officer of Blackstone Alternative Asset Management (“BAAM”), a Vice Chairman of The Blackstone Group L.P. and a member of the board of directors of our general partner. Mr. Hill previously served as Co-Head of the Corporate and Mergers and Acquisitions Advisory group before assuming his role as CEO of BAAM. In his current capacity, Mr. Hill is responsible for overseeing the day-to-day activities of the group, including investment management, client relationships, marketing, operations and administration. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the Co-Founders of its Mergers & Acquisitions Department. After running the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-COO of Shearson Lehman Brothers Holding Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he chairs the Investment Committee and serves on the Council’s Board of Directors, and is a member of the Board of Directors of Lincoln Center Theater, where he is Chairman. Mr. Hill is Chairman of the Board of Trustees of the Smithsonian’s Hirshhorn Museum and Sculpture Garden. He serves on the Board of the Telluride Foundation, the Advantage Testing Foundation, and of Our Lady Queen of Angels School, a parochial school (K-8th grade) in Spanish Harlem. He is a member of the Board of Directors of OpenPeak Inc. and Advantage Testing, Inc.

Jonathan D. Gray is Global Head of Real Estate at Blackstone and a member of the board of directors of our general partner. He also sits on the firm’s Management and Executive Committees. Since joining Blackstone in 1992, Mr. Gray has led the privatization of numerous public real estate companies valued at more than $100 billion including Extended Stay America, Carr America, Equity Office Properties and Hilton Hotels. Mr. Gray previously worked in the Corporate Advisory Services group and the Private Equity group at Blackstone. He currently serves as a board member of the Pension Real Estate Association, Harlem Village Academies and Trinity School. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences of the University of Pennsylvania, where he graduated magna cum laude and was elected to Phi Beta Kappa.

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

Joan Solotar is a Senior Managing Director, Head of the External Relations and Strategy Group of Blackstone and a member of the firm’s Executive Committee. Ms. Solotar has management responsibility for shareholder relations and public affairs and also guides the firm on analyzing strategic development opportunities. Before joining Blackstone in 2007, Ms. Solotar was with Banc of America Securities where she was a Managing Director and Head of Equity Research. She started her career in equity research at The First

Boston Corporation and prior to joining Bank of America was part of the financial services team at Donaldson, Lufkin & Jenrette and later with Credit Suisse First Boston as a Managing Director. Ms. Solotar was ranked each year from 1995 to 2002 in the Brokers and Asset Management category on the Institutional Investor All-America Research Team, and consistently ranked highly in the Greenwich Survey of portfolio managers. She also served as Chairperson of the Research Committee for the Securities Industry Association. Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at New York University. She is currently on the Board of Directors of the East Harlem Tutorial Program.

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

The Right Honorable Brian Mulroney is a member of the board of directors of our general partner. Mr. Mulroney was elected to the board of directors of our general partner effective June 21, 2007. Mr. Mulroney is a senior partner and international business consultant for the Montreal law firm, Norton Rose Canada LLP. Prior to joining Norton Rose Canada, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a member of the Board of Directors of Barrick Gold Corporation, Quebecor Inc., Said Holdings Limited, Quebecor Media Inc., the World Trade Center Memorial Foundation and Wyndham Worldwide Corporation. In prior years until 2009, Mr. Mulroney was a member of the Board of Directors of Archer Daniels Midland Company, Quebecor World Inc. and Independent News and Media, PLL.

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is a member of the board of directors of the United States Council for International Business. He is past Chairman of the Board of Trustees of United Way Worldwide and on the Board of Trustees of Carnegie Hall. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is Chairman of the audit committee of each of these companies as well as the public policy committee of Thermo and, in 2011, the compensation committee of Kodak.

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

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, James, Hill and Gray. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Meetings

During 2011, our board of directors had five regularly scheduled and special meetings, and our audit committee had eleven meetings. None of our directors in 2011 attended fewer than 80% of the aggregate number of meetings of the board of directors and all of our directors were present for every meeting of the committees of the board on which the director served.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2011, such persons complied with all such filing requirements, with the exception of the late filing due to administrative oversight of a Form 4 report on January 17, 2012, by Mr. J. Tomilson Hill, Director, reflecting the exchange by Mr. Hill of 500,000 Blackstone Holdings partnership units for an equal number of common units and the exchange by trusts for the benefit of Mr. Hill’s children of 200,000 Blackstone Holdings partnership units for an equal number of common units, in each case pursuant to an exchange agreement, on July 27, 2011.

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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (comprised of carried interest and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common units, and (d) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash payments related to the performance of those carry fund operations, carried interest or incentive fee interests, and deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are generally a prescribed percentage of their annual cash payments under our Deferred Compensation Plan.

Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in participation in performance interests and deferred equity awards and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (that is, performance interests and deferred equity awards) should increase as an employee’s level of responsibility rises. In general, our named executive officers with the highest level of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.
Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only actually make cash payments related to carried interest to our employees when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. In most cases, these investments represent a significant percentage of employees’ after-tax compensation. Lastly, because our deferred equity awards have significant vesting provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common units.

We believe our current compensation and benefit allocations for senior professionals are best in class and are consistent with companies in the alternative asset management and financial advisory industries. We do not generally rely on compensation surveys or compensation consultants. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program, and such reviews may in the future involve the assistance of independent consultants.

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

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the tables below (“named executive officers”) for 2011 were base compensation, which is composed of salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2011, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

2. Annual Cash Payments / Deferred Equity Awards. Since our initial public offering, Mr. Schwarzman has not received any compensation other than the $350,000 annual salary described above and the actual realized carried interest gain distributions or incentive fees he may receive in respect of his participation in the carried interest or incentive fees earned from our funds through our Performance Plans described below. We believe that having Mr. Schwarzman’s compensation largely based on ownership of a portion of the carried interest or incentive fees earned from our funds aligns his interests with those of the investors in our funds and our common unitholders.

Each of our named executive officers other than Mr. Schwarzman received annual cash payments in 2011 in addition to their base salary. With the exception of Mr. Hill, these cash payments included participation interests in the earnings of the firm’s various investment and advisory businesses. Mr. Hill, who has primary responsibility for Hedge Fund Solutions, our funds of hedge funds operation, received cash payments that were based upon the performance of that business. Indicative participation interests were disclosed to a named executive officer at the beginning of the relevant year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman, in consultation with Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by Mr. Schwarzman or by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year. We make annual cash payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation”.

Certain key personnel participate in our Deferred Compensation Plan. For 2011, Mr. Hill was the only named executive officer to participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for up to three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011—Deferred Compensation Plan”.) Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our unitholders to do the same for our personnel. Mr. Hill received an equity award under the Deferred Compensation Plan of 534,408 deferred restricted common units on January 12, 2012 in respect of his service in 2011, which was approximately equal to (and paid in lieu of) 57% of the annual cash payment that he would have otherwise been paid, as described below. This award will be reflected in next year’s Grants of Plan-Based Awards table.

In 2011, Mr. Tosi received a discretionary equity award of 344,154 deferred restricted Blackstone Holdings Partnership Units under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). Mr. Tosi’s award of 344,154 deferred restricted Blackstone Holdings Partnership Units is reflected in his 2010 stock awards in the Summary Compensation Table and in this year’s Grants of Plan-Based Awards table. In 2011, Ms. Solotar received a discretionary equity award of 206,493 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan.

3. Participation in Performance Fees. During 2011, all of our named executive officers other than Mr. Hill participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as performance payments. Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and cash distributions of carried interest and incentive fees are reflected as “All Other Compensation” in the Summary Compensation Table. The percentage participation of named executive officers in our Performance Plans varies by year, investment fund and, with respect to each carry fund, may vary by investment. The percentage participation for each named executive officer is established in January.

(a) Carried Interest. Carried interest cash distributions to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional 50%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. Each participating named executive officer (other than Mr. Schwarzman) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such executive officer is deemed 100% vested in the proceeds of such realizations). We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.

(b) Incentive Fees. Cash distributions of incentive fees to our named executive officers and other employees who participate in our Performance Plans relating to the funds that pay incentive fees depends on the performance of the investments owned by those funds in which they participate. For our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period and following the calculation of the profit split (if any) between the fund’s general partner or investment advisor and the fund’s investors, which occurs once a year (generally December 31 or June 30 of each year).

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Schwarzman Founding Member Agreement”.) Mr. Schwarzman is provided certain security services, including home security systems and monitoring, personal and related security services. These security services are provided for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the All Other Compensation column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based in large part on recommendations from Mr. James. For 2011, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman, in consultation with Mr. James, relied upon his judgment to determine the ultimate amount of a named executive officer’s annual cash payment and participation in carried interest and incentive fees that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations include: prior and anticipated performance compared to the operational and strategic goals established for the named executive officer; the nature, scope and level of responsibilities; the compensation of individuals with similar responsibilities at comparable firms; and contribution to the firm’s commitment to create and maintain a fiduciary culture in which the interests of the investors in our funds and the objectives of our advisory clients are paramount. For 2011, Mr. Schwarzman, in consultation with Mr. James, also considered each named executive officer’s prior-year annual cash payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2011—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

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

Jonathan D. Gray

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founder Mr. Schwarzman makes all such compensation determinations in consultation with Mr. James. For a description of certain transactions between us and Mr. Schwarzman, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2011, for services rendered to us during 2011, 2010 and 2009. These individuals are referred to as our named executive officers in this annual report:

Name and Principal Position	Year	Salary	Bonus		Stock Awards (a)	All Other Compensation (b)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2011	$350,000	$—		$—	$4,609,445	$4,959,445
	2010	$350,000	$—		$—	$2,475,766	$2,825,766
	2009	$350,000	$—		$—	$424,073	$774,073

Hamilton E. James President Chief Operating Officer	2011	$350,000	$26,193,619		$—	$1,652,811	$28,196,430
	2010	$350,000	$23,544,962		$—	$850,917	$24,745,879
	2009	$350,000	$19,450,000		$—	$111,740	$19,911,740

J. Tomilson Hill Vice Chairman	2011	$350,000	$4,821,378	*	$7,611,454	$3,057	$12,785,889
	2010	$350,000	$7,362,500	**	$8,047,052	$(13,345)	$15,746,207
	2009	$350,000	$6,057,500	***	$4,499,392	$27,663	$10,934,555

Laurence A. Tosi Chief Financial Officer	2011	$350,000	$5,557,426		$—	$314,290	$6,221,716
	2010	$350,000	$4,650,000		$5,441,075	$62,822	$10,503,897
	2009	$350,000	$3,650,000		$608,064	$2,954	$4,611,018

Joan Solotar Head of External Relations and Strategy	2011	$350,000	$3,244,455		$—	$40,077	$3,634,532

*	Amount of bonus after deferral of $6,346,844 pursuant to the Deferred Compensation Plan, which will be reflected in the Grants of Plan-Based Awards table for 2012.
**	Amount of bonus after deferral of $6,287,500 pursuant to the Deferred Compensation Plan.
***	Amount of bonus after deferral of $4,092,500 pursuant to the Deferred Compensation Plan.

(a)	The reference to “stock” in this table refers to Blackstone Holdings Partnership Units or deferred restricted common units. Except as noted for Mr. Hill and Mr. Tosi, amounts for 2011, 2010 and 2009 represent the grant date fair value of stock awards granted in a given year for financial statement reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 15. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.

In 2011 and 2010, Mr. Tosi received a discretionary equity award of, respectively, 344,154 and 50,000 deferred restricted Blackstone Holdings Partnership Units under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). Mr. Tosi’s award of 344,154 deferred restricted Blackstone Holdings Partnership Units is reflected in his 2010 stock awards and in this year’s Grants of Plan-Based Awards table and reflects 2010 performance. Mr. Tosi’s award of 50,000 deferred restricted Blackstone Holdings Partnership Units is reflected in his 2009 stock awards and reflected 2009 performance.

(b)

Amounts included for 2011, 2010 and 2009 represent cash payments in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officers in 2011, 2010 and 2009, respectively. To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash payments) were to be included for 2011, the amounts would be $31,791,540 for Mr. Schwarzman, $10,889,134 for Mr. James, $20,403 for Mr. Hill, $2,807,397 for Mr. Tosi and $403,854 for Ms. Solotar. These amounts do not reflect actual cash carried interest or incentive fee distributions to the named executive officers during such periods relating to our Performance Plans. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period. Compensation expense may also be negative in the event of a reversal of previously allocated carried interest or incentive fees to certain personnel due to negative adjustments in the unrealized amounts of performance fee revenues. The ultimate amount of actual carried interest or incentive fee distributions that may be generated in connection with such investments and subsequently distributed to our named executive officers may be more or less than the amounts indicated and is not knowable at this time.

With the exception of $85,891 and $149,138 of expenses related to security services for Mr. Schwarzman in 2011 and 2010, respectively, perquisites and other personal benefits to the named executive officers were less than $10,000 and information regarding perquisites and other personal benefits has therefore not been included. As noted above under “—Compensation Discussion and Analysis—Compensation Elements for Named Executive Officers—Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and he bears the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above.

During 2011, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $74.0 million to Mr. Schwarzman, $0.1 million to Mr. James and $10.3 million to Mr. Hill. During 2010, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $2.5 million to Mr. Schwarzman, $0.1 million to Mr. James and $0.3 million to Mr. Hill. During 2009, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $7.8 million to Mr. Schwarzman, $0.2 million to Mr. James and $0.8 million to Mr. Hill. During 2011, 2010 and 2009, Mr. Tosi and Ms. Solotar did not receive cash distributions in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization.

Grants of Plan-Based Awards in 2011

The following table provides information concerning unit awards granted in 2011 to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)	Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman		—	$—
Hamilton E. James		—	$—
J. Tomilson Hill (b)	1/26/2011	541,439	$8,047,052
Laurence A. Tosi (c)	1/26/2011	344,154	$5,441,075
Joan Solotar (c)	1/26/2011	206,493	$3,264,654

(a)	The references to “stock” or “shares” in this table refer to deferred Blackstone Holdings Partnership Units or our deferred restricted common units.

(b)	Represents deferred restricted common units granted under Deferred Compensation Plan for 2010 performance and the premium award in respect of his grant. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011—Deferred Compensation Plan.”
(c)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2010 performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011

Terms of Blackstone Holdings Partnership Units

Our pre-IPO owners, including our named executive officers other than Mr. Tosi and Ms. Solotar, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Each of Mr. Tosi and Ms. Solotar received grants of Blackstone Holdings Partnership Units following the commencement of their employment with us under our 2007 Equity Incentive Plan. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for our common units as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement” below.

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Mr. Tosi) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of Messrs. James and Hill in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to the named executive officer’s continued employment, in equal installments on each anniversary of our initial public offering over up to eight years (five years in Ms. Solotar’s case). All of the Blackstone Holdings Partnership Units received by these named executive officers in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan are subject to the following vesting terms: (a) 100% of the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) will vest on the fifth anniversary of the commencement date of his service with the firm and (b) the deferred restricted Blackstone Holdings Partnership Units underlying his make-whole grant (338,381 units) will vest annually in varying increments over a four-year period. The 699,845 and 50,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2009 and 2010, respectively, under the 2007 Equity Incentive Plan will vest in equal installments over five years on each anniversary of the grant date. The 344,154 and 206,493 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Ms. Solotar, respectively, in 2011 under the 2007 Equity Incentive Plan will vest on January 1, 2016.

Each named executive officer other than Mr. Tosi (as described in “—Senior Managing Director Agreement with Mr. Tosi”) will forfeit all unvested partnership units once he is no longer in our employ, subject to our retirement provisions which would generally enable a named executive officer to vest in 50% of the then remaining unvested units in respect of a qualifying retirement. See “—Non-Competition and Non-Solicitation Agreements—Retirement.” A named executive officer who leaves our firm to accept specified types of positions in government service will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units that are unvested will automatically be deemed vested as of immediately prior to such change in control.

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

Transfer Restrictions. None of our named executive officers may transfer subject units at any time prior to December 31, 2012 other than pursuant to transactions or programs approved by our general partner.

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

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founder and Mr. Tosi. Senior managing directors who have joined the firm after our initial public offering (including Mr. Tosi) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “—Non-Competition and Non-Solicitation Agreements” below).

Senior Managing Director Agreement with Mr. Tosi

In connection with the commencement of Mr. Tosi’s employment with us in September 2008, we entered into a senior managing director agreement with him that included specific compensation terms. Those terms included his entitlement to three awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. The first award was a sign-on grant of 155,764 Blackstone Holdings Partnership Units, which was granted soon after the commencement of his employment with us. The second grant was a “make-whole” payment of 338,381 Blackstone Holdings Partnership Units, representing the value of compensation-related items from Merrill Lynch & Co., Inc. that Mr. Tosi forfeited as a result of his departure from that firm, which was granted soon after the commencement of his employment with the firm. The third grant of 699,845 Blackstone Holdings Partnership Units was in respect of a guaranteed equity grant for 2008 that was awarded on January 15, 2009. The unvested portion of Mr. Tosi’s equity-based awards will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Tosi is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Tosi will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Tosi has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors.

Deferred Compensation Plan

In 2007, we established our Deferred Compensation Plan (which we also refer to as our “Bonus Deferral Plan”) for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. In respect of the deferred portion of his or her annual cash payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash payment which is deferred under the plan depends on the total amount of such participant’s annual cash payment and is calculated on the basis set forth in the following table:

Portion of Annual Cash Payment	Marginal Deferral Rate Applicable to Such Portion
$0 – 100,000	0%
$100,001 – 200,000	15%
$200,001 – 500,000	20%
$500,001 – 750,000	30%
$750,001 – 1,250,000	40%
$1,250,001 – 2,000,000	45%
$2,000,001 – 3,000,000	50%
$3,000,001 – 4,000,000	55%
$4,000,001 – 5,000,000	60%
$5,000,000 +	65%

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

On November 5, 2009, we amended the Deferred Compensation Plan to, among other things: (a) provide that deferred compensation payments to participating employees and senior managing directors generally would be satisfied by a delivery of our common units; (b) delay the delivery of our common units (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations; and (c) ensure compliance with deferred compensation taxation rules. Subsequently, we amended the Deferred Compensation Plan on December 14, 2010 and December 7, 2011, in each case to update the applicable marginal deferral rates.

Mr. Hill was our only named executive officer who participated in our Deferred Compensation Plan in 2011, but additional named executive officers may participate in 2012 or subsequent years.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2011:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	16,446,130	$230,410,281
J. Tomilson Hill	6,543,738	$91,677,769
Laurence A. Tosi	1,006,318	$14,098,515
Joan Solotar	239,828	$3,359,990

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units. The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011” above.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units or deferred restricted common units held by the named executive officer by the closing market price of $14.01 per Blackstone common unit on December 30, 2011, the last trading day of 2011.

Option Exercises and Stock Vested in 2011

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2011:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	38,492,460	$637,435,138
Hamilton E. James	4,111,533	$68,086,983
J. Tomilson Hill	1,694,099	$27,256,989
Laurence A. Tosi	225,360	$3,578,646
Joan Solotar	33,333	$551,994

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested Blackstone Holdings Partnership Units or our common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 30, 2011, the last business day of 2011, each of our named executive officers would have vested in the following numbers of Blackstone Holdings Partnership Units or our common units, having the following values based on our closing market price of $14.01 per Blackstone common unit on December 30, 2011: Mr. Schwarzman had no outstanding unvested units at December 31, 2011; Mr. James – 16,446,130 units with a value of $230,410,281; Mr. Hill – 6,543,738 units with a value of $91,677,769; Mr. Tosi – 1,006,318 units with a value of $14,098,515 and Ms. Solotar – 239,828 units with a value of $3,359,990.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds.

In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2011—Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2011, the aggregate present value of these expected costs were $0.7 million, for which $0.1 million, $0.1 million and $0.3 million were expensed for financial statement purposes in each of the years ended December 31, 2011, 2010 and 2009, respectively.

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

Non-Competition. During the term of employment of each Contracting Employee, and during the Restricted Period (as such term is defined below) immediately thereafter, he or she will not, directly or indirectly:

•	engage in any business activity in which we operate, including any competitive business,

•	render any services to any competitive business, or

•	acquire a financial interest in or become actively involved with any competitive business (other than as a passive investor holding minimal percentages of the stock of public companies).

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

Director Compensation in 2011

No additional remuneration is paid to our employees for service as a director of our general partner. In 2011, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $100,000, determined as described in footnote (a) to the first table below. An additional $15,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2011. Grants of deferred restricted common units made to our non-employee directors prior to 2011 are described in footnote (b) to the first table below.

The following table provides the compensation for our non-employee directors for 2011:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
The Right Honorable Brian Mulroney	$150,000	$100,056	$250,056
William G. Parrett	$165,000	$97,171	$262,171
Richard Jenrette	$150,000	$98,956	$248,956
Jay O. Light	$150,000	$100,356	$250,356

(a)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2011 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 15. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.
(b)	Each of our non-employee directors was granted deferred restricted common units upon his appointment as a director. In 2011, on the anniversary of his initial grant, each of the following directors was granted deferred restricted common units: Mr. Light—7,194 units; Mr. Mulroney—6,042 units; and Mr. Parrett—7,257 units. Mr. Jenrette was also granted an additional 6,154 deferred restricted common units in 2011. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2011:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
The Right Honorable Brian Mulroney	6,042	$84,648
William G. Parrett	7,257	$101,671
Richard Jenrette	6,154	$86,218
Jay O. Light	7,194	$100,788

(a)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $14.01 per Blackstone common unit on December 30, 2011, the last trading day of 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 17, 2012 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 17, 2012. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Waddell & Reed Financial, Inc. (b)	29,927,230	8%	—	—
AIG BG Holdings LLC (c)	35,737,235	9%	—	—

Directors and Executive Officers (d)
Stephen A. Schwarzman (e)(f)	—	—	231,924,793	39%
Hamilton E. James (f)	8,750,000	2%	34,080,300	6%
J. Tomilson Hill (f)	2,240,564	1%	14,645,085	3%
Laurence A. Tosi	—	—	347,704	*
Joan Solotar	20,000	*	133,613	*
Jonathan D. Gray (f)	—	—	40,585,300	7%
The Right Honorable Brian Mulroney	120,000	*	—	—
William G. Parrett	46,000	*	—	—
Richard Jenrette	15,000	*	—	—
Jay O. Light	15,000	*	—	—
All executive officers and directors as a group (11 persons)	11,206,564	3%	321,791,795	54%

*	Less than one percent
(a)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(b)	Reflects units beneficially owned by Waddell & Reed Financial, Inc. and its subsidiaries based on the Schedule 13G filed by Waddell & Reed Investment Management Company and Ivy Investment Management Company as joint reporting persons on February 14, 2012. The address of Waddell & Reed Financial, Inc. is 6300 Lamar Avenue, Overland Park, Kansas 66202.
(c)	Reflects units beneficially owned by American International Group, Inc. and its subsidiary AIG BG Holdings LLC based on the Schedule 13G filed by such entities as joint reporting persons on December 17, 2010. The address of American International Group, Inc. is 180 Maiden Lane, New York, New York 10038.
(d)	The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 17, 2012: J. Tomilson Hill – 1,084,478 deferred restricted common units; Laurence A. Tosi – 1,049,427 deferred restricted Blackstone Holdings Partnership Units; Joan Solotar – 284,364 deferred restricted Blackstone Holdings Partnership Units; The Right Honorable Brian Mulroney – 6,042 deferred restricted common units; William G. Parrett – 7,257 deferred restricted common units; Richard Jenrette – 6,154 deferred restricted common units; Jay O. Light – 7,194 deferred restricted common units; and all other executive officers and directors as a group – 425,000 deferred restricted Blackstone Holdings Partnership Units.

(e)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly-owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners. If Blackstone Partners directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(f)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James – 7,723,795 units held in a trust for which Mr. James and his brother are trustees with investment power, Mr. Hill – 6,136,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee, and Mr. Gray – 2,603,487 units held in a trust for which Mr. Gray is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman – 8,783,332 units, and Mr. Hill – 2,307,176 units, and Mr. Gray – 8,066,571 units, (c) the following units held by limited liability companies for which the named executive officer is a member: Mr. Schwarzman – 31,310,110 units, and (d) the following units held by corporations for which the named executive officer is a controlling shareholder: Mr. Schwarzman – 1,874,445 units. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment power.

In addition, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 101,334,234 of our non-voting common units and 7,749,234 of our voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under Blackstone’s 2007 Equity Incentive Plan (the “Equity Plan”) as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	47,358,348	—	148,695,836
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	47,358,348	—	148,695,836

(a)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the Equity Plan as of December 31, 2011.
(b)	The aggregate number of our common units and Blackstone Holdings partnership units covered by the Equity Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the Equity Plan as of such date (unless the administrator of the Equity Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2012, pursuant to this formula, 162,195,378 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2011, were available for issuance under the Equity Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the Equity Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

During the fourth quarter of 2011, the effective tax rate of the corporate taxpayers was reduced due to a New York City tax law for sourcing of revenue for apportionment purposes. This resulted in a reduction of $197.8 million due to pre-IPO owners and the others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1,112.3 million over the next 15 years. The after-tax net present value of these estimated payments totals $324.4 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2011, payments totaling $10.6 million were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2010 taxable year. Those payments included payments of $2,101,288 to Stephen A. Schwarzman and investment vehicles controlled by a relative of Mr. Schwarzman; $181,384 to Hamilton E. James; and $169,302 to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee and $5,291 to Laurence A. Tosi.

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

iLevel Transaction

In November 2011, Swift River Investments, Inc., a private family investment firm which manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James, his brothers, David R. James and Benjamin B. James, and members of their families, invested $1.0 million (in addition to amounts previously invested and approved by the Conflicts Committee of the Board of Directors) in iLevel Solutions LLC, a business that provides private equity software and advanced portfolio monitoring software acquisitions to private equity firms and other institutions (“iLevel”), as part of a $7.75 million round of financing by iLevel. Prior to the November 2011 financing, Blackstone and Swift River Investments each had a 38.6% equity interest in iLevel. Following the November 2011 financing, Blackstone and Swift River Investments remain the largest shareholders with approximately 25.4% and 29.2% equity interests, respectively. While Mr. Hamilton E. James has a majority economic interest in Swift River Investments, the day-to-day business of Swift River Investments is managed by Mr. David R. James and Mr. Benjamin B. James. Mr. Hamilton E. James did not participate in the negotiation or execution of the transaction in any manner for any party.

Compensation of Jonathan D. Gray

On February 24, 2012, Jonathan D. Gray was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Gray joined Blackstone in 1992 and is a Senior Managing Director and Global Head of Real Estate. For 2011, Mr. Gray received a base salary of $350,000 and an annual cash bonus payment of $21,401,280. The cash payment was based upon the performance of the Real Estate segment, including the contribution of all current and past funds within the segment dating back to before the IPO. The ultimate cash payment to Mr. Gray was, however, determined in the discretion of Mr. Schwarzman in consultation with Mr. James.

Mr. Gray also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Gray in respect of carried interest in our carry funds primarily relates to Mr. Gray’s participation in the real estate funds (which were formed both before and after the IPO). The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Gray for 2011 was $2,560,169. See “Executive Compensation – Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

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

See “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2011—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Our Founder’s Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own an airplane and have a partial interest in a helicopter that we use for business purposes in the course of our operations. Mr. Schwarzman paid for the ownership interests in these aircraft himself and bore all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to these entities for such use were based on current market rates for chartering private aircraft. In 2011, we paid to these entities $0.4 million for the use of the airplane and $0.1 million for the use of the helicopter. We also made a non-recurring, below market rate payment of $1.5 million to an entity controlled by Mr. Schwarzman in 2011 for the use of an airplane that was temporarily provided to it by the airplane’s manufacturer.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our funds of hedge funds and credit-oriented funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. None of our directors or executive officers received net distributions from Blackstone-managed investment vehicles during the year ended December 31, 2011, except for Mr. Schwarzman (and certain investment trusts controlled by him or his immediate family members) and Mr. Hill (and an immediate family member and certain investment trusts controlled by Mr. Hill) who received $84,696,057 and $4,312,706, respectively, relating to their personal investments (and the investments of such trusts) in Blackstone-managed investment funds.

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

Under any circumstances, a director is not independent if:

•	the director is, or has been within the preceding three years, employed by our general partner or us,

•	an immediate family member of the director was employed as an executive officer of our general partner or us within the preceding three years,

•

the director, or an immediate family member of that director, received within the preceding three years more than $120,000 in any twelve-month period in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service),

•

the director is a current partner or employee of a firm that is our internal or external auditor; the director has an immediate family member who is a current partner of such a firm; the director has an immediate family member who is a current employee of such a firm and personally works on our audit; or the director or an immediate family member of that director was within the last three years a partner or employee of such a firm and personally worked on our or a predecessor’s audit within that time,

•

the director or an immediate family member is, or has been within the preceding three years, employed as an executive officer of another company where any of our general partner’s present executive officers at the same time serves or served on such other company’s compensation committee, or

•

the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the preceding three fiscal years, exceeds the greater of $1,000,000 or two percent (2%) of the consolidated gross revenues of the other company.

The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence:

•

if the director or an immediate family member of that director serves as an executive officer, director or trustee of a charitable organization, and our annual charitable contributions to that organization (excluding contributions by us under any established matching gift program) are less than the greater of $1,000,000 or two percent (2%) of that organization’s consolidated gross revenues in its most recent fiscal year, and

•

(d) if the director or an immediate family member of that director (or a company for which the director serves as a director or executive officer) invests in or alongside of one or more investment funds or investment companies managed by us or any of our subsidiaries, whether or not fees or other incentive arrangements for us or our subsidiaries are borne by the investing person.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$10,000	(a)	$19,625	(c)	$—
Audit-Related Fees	$—		$95	(c)	$18,168	(d)
Tax Fees	$500	(b)	$26,866	(c)	$9,781	(d)

	Year Ended December 31, 2010
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$10,675	(a)	$17,768	(c)	$—
Audit-Related Fees	$—		$95	(c)	$10,348	(d)
Tax Fees	$550	(b)	$23,847	(c)	$2,876	(d)
Other	$—		$—		$15	(e)

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)	The Deloitte Entities also provide audit and tax services to certain private equity and real estate investment funds and other entities managed by Blackstone in its capacity as the general partner. The tax services provided consist primarily of tax compliance and related services.
(d)	Audit-Related Fees included assurances, merger and acquisition due diligence services provided in connection with acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.
(e)	Consists of certain project management and readiness services provided in connection with the acquisition of portfolio companies for investment purposes.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

Exhibit Number	Exhibit Description
10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6.1	Amended and Restated Exchange Agreement, dated as of November 2, 2010, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.6.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-33551) filed with the SEC on November 5, 2010).

Exhibit Number	Exhibit Description
10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.8.1+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.9+*	The Blackstone Group L.P. Third Amended and Restated Bonus Deferral Plan effective as of December 1, 2011.

10.10+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.11+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.13+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.14+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.15	Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.15.1	First Amendment, dated as of April 8, 2011, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.16	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd, dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

Exhibit Number	Exhibit Description
10.17	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investment Ltd., amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

10.18+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.27	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.28+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.29+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.30+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

Exhibit Number	Exhibit Description
10.31+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.32+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.33+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.37+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.38+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.39+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.40+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

Exhibit Number	Exhibit Description
10.42+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.44*	Amended and Restated Master Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Management Partners IV, L.L.C., dated as of February 27, 2012.

10.45	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.46	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.47	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.48	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.49	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.50	Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates II LLC, dated as of March 31, 2011, by and among GSO Holdings I L.L.C. and certain members of GSO Capital Opportunities Associates II LLC thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.51	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.52	GSO NMERB Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

Exhibit Number	Exhibit Description
10.53	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.53.1*	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
+	Management contract or compensating plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: February 28, 2012

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its General Partner

/s/ Laurence A. Tosi
	Name:	Laurence A. Tosi
	Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February, 2012.

Signature	Title
/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Jonathan D. Gray Jonathan D. Gray	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Hamilton E. James Hamilton E. James	Director

/s/ Richard Jenrette Richard Jenrette	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ William G. Parrett William G. Parrett	Director

/s/ Laurence A. Tosi Laurence A. Tosi	Chief Financial Officer (Principal Financial Officer)

/s/ Kathleen Skero Kathleen Skero	Principal Accounting Officer (Principal Accounting Officer)