Form 10-Q
period 2012-03-31
Blackstone Group L.P.
filed 2012-05-07
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 27, 2012 was 410,249,947. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 27, 2012 was 101,334,234.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, and closed-end mutual funds and management investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, and certain multi-asset class investment funds. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our “BREDS” funds. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-oriented funds (including four publicly registered investment companies), which are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds plus the fair value of co-investments managed by us,

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

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or performance fees. Our fee-earning assets under management equals the sum of:

(a)	for our Private Equity segment funds and carry funds in our Real Estate segment, which include certain real estate debt investment funds, the amount of capital commitments, remaining invested capital or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-oriented carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, certain credit-oriented closed-end registered investment companies, and our closed-end mutual funds,

(e)	the fair value of assets we manage pursuant to separately managed accounts,

(f)	the gross amount of underlying assets of our CLOs at cost, and

(g)	the gross amount of assets (including leverage) for certain of our credit-oriented closed-end registered investment companies.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2012	December 31, 2011
Assets
Cash and Cash Equivalents	$391,304	$754,744
Cash Held by Blackstone Funds and Other	784,086	724,762
Investments (including assets pledged of $187,884 and $101,298 at March 31, 2012 and December 31, 2011, respectively)	19,748,524	15,128,299
Accounts Receivable	576,566	406,140
Reverse Repurchase Agreements	83,761	139,485
Due from Affiliates	822,495	860,514
Intangible Assets, Net	689,565	595,488
Goodwill	1,703,602	1,703,602
Other Assets	455,888	337,396
Deferred Tax Assets	1,290,570	1,258,699

Total Assets	$26,546,361	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$12,693,529	$8,867,568
Due to Affiliates	1,723,993	1,811,468
Accrued Compensation and Benefits	820,683	903,260
Securities Sold, Not Yet Purchased	82,733	143,825
Repurchase Agreements	189,146	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	1,011,428	828,873

Total Liabilities	16,521,512	12,656,843

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	618,417	585,606

Partners’ Capital
Partners’ Capital (common units: 504,801,275 issued and outstanding as of March 31, 2012; 489,430,907 issued and outstanding as of December 31, 2011)	4,380,744	4,281,841
Appropriated Partners’ Capital	764,741	386,864
Accumulated Other Comprehensive Income	3,297	1,958
Non-Controlling Interests in Consolidated Entities	1,738,063	1,535,497
Non-Controlling Interests in Blackstone Holdings	2,519,587	2,460,520

Total Partners’ Capital	9,406,432	8,666,680

Total Liabilities and Partners’ Capital	$26,546,361	$21,909,129

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

	March 31, 2012	December 31, 2011
Assets
Cash Held by Blackstone Funds and Other	$705,575	$598,441
Investments	13,134,899	8,961,960
Accounts Receivable	46,318	33,405
Due from Affiliates	34,214	36,502
Other Assets	129,867	12,031

Total Assets	$14,050,873	$9,642,339

Liabilities
Loans Payable	$11,639,749	$7,801,136
Due to Affiliates	224,782	311,909
Accounts Payable, Accrued Expenses and Other	483,695	244,488

Total Liabilities	$12,348,226	$8,357,533

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2012	2011
Revenues
Management and Advisory Fees, Net	$471,676	$412,738

Performance Fees
Realized	18,839	96,203
Unrealized	365,931	512,401

Total Performance Fees	384,770	608,604

Investment Income
Realized	16,335	12,783
Unrealized	72,826	107,395

Total Investment Income	89,161	120,178

Interest and Dividend Revenue	7,636	9,490
Other	(1,207)	2,259

Total Revenues	952,036	1,153,269

Expenses
Compensation and Benefits
Compensation	495,255	659,483
Performance Fee Compensation
Realized	12,190	14,543
Unrealized	97,322	162,525

Total Compensation and Benefits	604,767	836,551
General, Administrative and Other	142,766	129,386
Interest Expense	14,518	13,803
Fund Expenses	21,742	11,124

Total Expenses	783,793	990,864

Other Income
Net Gains (Losses) from Fund Investment Activities	288,142	(45,191)

Income Before Provision for Taxes	456,385	117,214
Provision for Taxes	38,753	38,850

Net Income	417,632	78,364
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	39,609	22,025
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	212,293	(93,081)
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	107,405	106,716

Net Income Attributable to The Blackstone Group L.P.	$58,325	$42,704

Net Income Per Common Unit, Basic	$0.12	$0.10

Net Income Per Common Unit, Diluted	$0.11	$0.09

Weighted-Average Common Units Outstanding — Basic	506,985,529	447,742,389

Weighted-Average Common Units Outstanding — Diluted	517,389,558	457,652,916

Revenues Earned from Affiliates
Management and Advisory Fees	$47,984	$70,038

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2012	2011
Net Income	$417,632	$78,364
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(2,174)	3,505

Comprehensive Income	415,458	81,869
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	39,609	22,025
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	208,780	(88,375)
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	107,405	106,716

Comprehensive Income Attributable to The Blackstone Group L.P.	$59,664	$41,503

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net Income	$417,632	$78,364
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(259,698)	(20,698)
Net Realized Gains on Investments	(79,174)	(179,148)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(46,967)	(89,106)
Unrealized Depreciation (Appreciation) on Hedge Activities	(794)	561
Non-Cash Performance Fees	(287,776)	(375,102)
Non-Cash Performance Fee Compensation	109,512	177,069
Equity-Based Compensation Expense	222,444	426,280
Amortization of Intangibles	48,142	40,846
Other Non-Cash Amounts Included in Net Income	34,134	14,806
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	241,973	141,787
Cash Relinquished with Deconsolidation and Liquidation of Partnership	19,155	395
Accounts Receivable	(131,943)	130,920
Reverse Repurchase Agreements	55,725	(48,298)
Due from Affiliates	(4,466)	(984)
Other Assets	80,161	32,723
Accrued Compensation and Benefits	(102,276)	(273,284)
Securities Sold, Not Yet Purchased	(52,859)	93,711
Accounts Payable, Accrued Expenses and Other Liabilities	(513,451)	(283,179)
Repurchase Agreements	87,298	9,223
Due to Affiliates	(58,313)	22,307
Treasury Cash Management Strategies:
Investments Purchased	(715,090)	(733,450)
Cash Proceeds from Sale of Investments	842,199	708,437
Blackstone Funds Related:
Investments Purchased	(1,534,651)	(1,953,083)
Cash Proceeds from Sale or Pay Down of Investments	1,763,311	2,520,410

Net Cash Provided by Operating Activities	134,228	441,507

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(13,086)	(5,710)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(156,972)	—
Changes in Restricted Cash	(166)	321

Net Cash Used in Investing Activities	(170,224)	(5,389)

continued…

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(47,338)	$(135,412)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	157,381	118,434
Purchase of Interests from Certain Non-Controlling Interest Holders	(16)	(2,056)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(8,821)	(6,823)
Proceeds from Loans Payable	1,365	2,246
Repayment of Loans Payable	(8,952)	(17,713)
Distributions to Unitholders	(279,224)	(371,994)
Blackstone Funds Related:
Proceeds from Loans Payable	3,839	200
Repayment of Loans Payable	(145,673)	(155,810)

Net Cash Used in Financing Activities	(327,439)	(568,928)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	—

Net Decrease in Cash and Cash Equivalents	(363,440)	(132,810)
Cash and Cash Equivalents, Beginning of Period	754,744	588,621

Cash and Cash Equivalents, End of Period	$391,304	$455,811

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$37,409	$635

Payments for Income Taxes	$6,866	$17,611

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(2,633)	$1,721

Net Assets Related to the Consolidation of CLO Vehicles	$233,541	$—

In-kind Redemption of Capital	$(2,017)	$—

In-kind Contribution of Capital	$2,017	$—

Transfer of Interests to Non-Controlling Interest Holders	$(1,191)	$(1,111)

Change in The Blackstone Group L.P.’s Ownership Interest	$(8,867)	$(5,772)

Net Settlement of Vested Common Units	$6,328	$4,369

Conversion of Blackstone Holdings Units to Common Units	$40,273	$137,961

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(41,029)	$(176,013)

Due to Affiliates	$34,122	$142,212

Partners’ Capital	$6,907	$33,801

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, government and agency securities, less liquid and restricted equity

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain fund of hedge funds and proprietary investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

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

In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, or certain funds of hedge funds and credit-oriented investments.

Such investments are valued on a quarterly basis, taking into consideration any changes in key unobservable inputs and changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the observability of pricing inputs as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.

Credit-Oriented Investments — The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” to the Condensed Consolidated Financial Statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in General, Adminstrative and Other in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings.

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

Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments removed from the assessment of effective control (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (b) the collateral maintenance implementation guidance related to that criterion. The guidance was effective for the first interim or annual period beginning on

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

or after December 15, 2011. Blackstone enters into repurchase agreements that are currently accounted for as collateralized financing transactions. Adoption did not have a material impact on the Partnership’s financial statements.

In May 2011, the FASB issued amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amended guidance specified that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments included requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements was provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarified that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also required enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amended disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

The amended guidance was effective for interim and annual periods beginning after December 15, 2011. As the impact of the guidance is primarily limited to enhanced disclosures, adoption did not have a material impact on the Partnership’s financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provided an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity was required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In addition, an entity was required to present on the face of the financial statements reclassification adjustments for items that were reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income were presented. The guidance was effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and was to be applied on a retrospective basis. As the amendments are limited to presentation only, adoption did not have a material impact on the Partnership’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In December 2011, the FASB issued a deferral of the effective date for certain disclosures relating to the comprehensive income, specifically with respect to the presentation of reclassifications of items out of accumulated other comprehensive income. The deferral was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Acquisition of Harbourmaster

On January 5, 2012, Blackstone completed the acquisition of all of the outstanding share capital of Harbourmaster Capital (Holdings) Limited (“Harbourmaster”), an Island of Jersey entity, in accordance with the sale and purchase agreement entered into on October 6, 2011. The fair value of consideration transferred, comprised entirely of cash, was €181.4 million ($232.0 million). Harbourmaster is a European secured bank loan manager based in Dublin, Ireland. Harbourmaster manages various credit products including CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following is a summary of the estimated fair values of assets acquired and liabilities assumed for the Harbourmaster acquisition:

Purchase Price — Cash	$232,044

Fair Value of Assets Acquired and Liabilities Assumed
Assets
Cash	$75,072
Investments in CLOs	9,305
Accounts Receivable	9,329
Other Assets	17,651
Intangible Assets	142,221

253,578
Liabilities Assumed
Accounts Payable, Accrued Expenses and Other Liabilities	21,534

Net Assets Acquired	$232,044

Harbourmaster’s results from the date of acquisition have been included in the Credit Businesses segment.

The Partnership incurred $2.1 million of acquisition-related costs which were expensed as incurred and are reflected within the General, Administrative and Other in the Condensed Consolidated Statement of Operations.

The Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 includes the results of Harbourmaster since the date of acquisition, January 5, 2012, through March 31, 2012. Supplemental information on an unaudited pro forma basis, as if the Harbourmaster acquisition had been consummated as of January 1, 2011 is as follows:

Three Months Ended
March 31, 2011
(Unaudited)
Total Revenues	$1,171,279

Net Income Attributable to The Blackstone Group L.P.	$50,817

Net Income Per Common Unit — Basic and Diluted	$0.11

The results for the period from January 1, 2012 to the acquisition date of January 5, 2012 are not material and, as a result, pro forma unaudited supplemental information has not been provided for 2012 as the amounts are materially consistent with the amounts recognized in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2012.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Partnership believes are reasonable. These results are not necessarily indicative of the Partnership’s Condensed Consolidated Financial Condition or Statements of Operations in future periods or the results that actually would have been realized had the Partnership and Harbourmaster been a combined entity during the periods presented.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Goodwill and Intangible Assets

Goodwill has been allocated to each of the Partnership’s five segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit Businesses ($346.4 million) and Financial Advisory ($68.9 million).

The carrying value of goodwill was $1.7 billion as of March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	March 31, 2012	December 31, 2011
Finite-Lived Intangible Assets / Contractual Rights	$1,536,244	$1,394,023
Accumulated Amortization	(846,679)	(798,535)

Intangible Assets, Net	$689,565	$595,488

Amortization expense associated with Blackstone’s intangible assets was $48.1 million for the three months ended March 31, 2012 and $40.8 million for the three months ended March 31, 2011. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations.

Amortization of Intangible Assets held at March 31, 2012 is expected to be $139.3 million, $88.2 million, $83.3 million, $77.1 million, and $72.8 million for each of the years ending December 31, 2012, 2013, 2014, 2015, and 2016, respectively. Blackstone’s intangible assets as of March 31, 2012 are expected to amortize over a weighted-average period of 8.85 years.

4.	INVESTMENTS

Investment

Investments consist of the following:

	March 31, 2012	December 31, 2011
Investments of Consolidated Blackstone Funds	$14,628,978	$10,306,795
Equity Method Investments	2,309,689	2,218,103
Blackstone’s Treasury Cash Management Strategies	595,634	685,859
Performance Fees	2,185,896	1,889,152
Other Investments	28,327	28,390

	$19,748,524	$15,128,299

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $541.6 million and $449.6 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At March 31, 2012 and December 31, 2011, no investment exceeded the 5% threshold.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Three Months Ended March 31,
	2012	2011
Realized Gains	$44,350	$70,101
Net Change in Unrealized Gains (Losses)	155,685	(134,890)

	$200,035	$(64,789)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2012	2011
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$200,035	$(64,789)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	88,107	19,598

Other Income — Net Gains (Losses) from Fund Investment Activities	$288,142	$(45,191)

Equity Method Investments

The Partnership recognized net gains related to its equity method investments of $58.1 million and $89.3 million for the three months ended March 31, 2012 and 2011, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2012, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury cash management strategies included in Investments represents the Partnership’s liquid investments in government, other investment and non-investment grade securities and other investments. These strategies are primarily managed by third-party institutions. The following table presents the realized and net change in unrealized gains (losses) on investments held by Blackstone’s Treasury cash management strategies:

	Three Months Ended March 31,
	2012	2011
Realized Losses	$(2,157)	$(301)
Net Change in Unrealized Gains (Losses)	(4,419)	629

	$(6,576)	$328

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
Performance Fees, December 31, 2011	$620,359	$943,859	$1,858	$323,076	$1,889,152
Performance Fees Allocated as a Result of Changes in Fund Fair Values	43,321	235,485	13,783	66,054	358,643
Foreign Exchange Gain	—	1,278	—	—	1,278
Fund Cash Distributions	(3,349)	(2,152)	(1,858)	(55,818)	(63,177)

Performance Fees, March 31, 2012	$660,331	$1,178,470	$13,783	$333,312	$2,185,896

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2012	2011
Realized Gains (Losses)	$255	$—
Net Change in Unrealized Gains (Losses)	2,737	949

	$2,992	$949

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of March 31, 2012 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$158,687	$7,912	(a	)	(a	)
Credit Driven	172,505	1,980	(b	)	(b	)
Event Driven	108,689	—	(c	)	(c	)
Equity	299,992	—	(d	)	(d	)
Commodities	48,335	—	(e	)	(e	)

	$788,208	$9,892

(a)	Diversified Instruments include investments in hedge funds that invest across multiple strategies. Investments representing 40% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 60% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. Of this, the investee fund manager had elected to side-pocket 40% of Blackstone’s investments. The time at which this redemption restriction may lapse cannot be estimated.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 64% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 18% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. Investments representing 1% of the value within this category represents an investment in a fund of hedge funds that is in the process of liquidation. Distributions from this fund will be received as underlying investments are liquidated. The remaining 17% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 85% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 15% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	March 31, 2012				December 31, 2011
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$450,000	$55,813	$—	$—	$450,000	$67,668	$—	$—

Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	160,300	1,172	146,100	157	221,350	768	502,200	1,291
Foreign Currency Contracts	7,395	125	8,407	477	22,698	1,016	7,293	103
Credit Default Swaps	—	—	850	91	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	575,470	38,742	157,646	7,596	177,453	22,016	159,409	7,687
Interest Rate Contracts	182,734	7,948	176,400	5,318	95,482	7,270	191,400	10,867

Freestanding Derivatives	925,899	47,987	489,403	13,639	516,983	31,070	860,302	19,948

Total	$1,375,899	$103,800	$489,403	$13,639	$966,983	$98,738	$860,302	$19,948

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2012	2011
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$(794)	$(567)

Excluded from Assessment of Effectiveness	$(5,888)	$(7,423)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$136	$1,002
Foreign Currency Contracts	1,725	(701)
Other	—	(77)

Total	$1,861	$224

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$6,597	$(1,181)
Foreign Currency Contracts	13,721	(270)
Credit Default Swaps	4	—
Other	—	3

Total	$20,322	$(1,448)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of March 31, 2012 and December 31, 2011, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of March 31, 2012	As of December 31, 2011
Assets
Loans and Receivables	$105,004	$8,555
Assets of Consolidated CLO Vehicles
Corporate Loans	11,904,542	7,901,020
Corporate Bonds	282,768	153,653
Other	84,631	77,295

	$12,376,945	$8,140,523

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$10,984,018	$7,449,766
Subordinated Notes	857,772	630,236

	$11,841,790	$8,080,002

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2012		2011
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$6	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	39,274	289,231	42,232	50,219
Corporate Bonds	407	12,682	2,047	(29)
Other	119	3,481	480	5,375

	$39,800	$305,400	$44,759	$55,565

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(44)	$(93,203)	$(5,395)	$(239,958)
Subordinated Notes	—	(34,483)	—	(24,057)

	$(44)	$(127,686)	$(5,395)	$(264,015)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments on which the fair value option was elected:

	As of March 31, 2012			As of December 31, 2011
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$368	$—	$—	$(162)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(840,081)	140,300	(115,580)	(674,496)	17,574	(29,384)
Corporate Bonds	(6,764)	7,560	(2,656)	(9,360)	7,560	(2,656)

	$(846,477)	$147,860	$(118,236)	$(684,018)	$25,134	$(32,040)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of March 31, 2012 and December 31, 2011, no Loans and Receivables on which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$4,477	$759,143	$763,620
Equity Securities	115,762	17,981	219,985	353,728
Partnership and LLC Interests	—	548	512,951	513,499
Debt Instruments	—	707,094	19,096	726,190
Assets of Consolidated CLO Vehicles
Corporate Loans	—	11,032,922	871,620	11,904,542
Corporate Bonds	—	282,768	—	282,768
Freestanding Derivatives — Foreign Currency Contracts	—	38,742	—	38,742
Freestanding Derivatives — Interest Rate Contracts	—	7,948	—	7,948
Other	258	30,202	7,481	37,941

Total Investments of Consolidated Blackstone Funds	116,020	12,122,682	2,390,276	14,628,978
Blackstone’s Treasury Cash Management Strategies	163,630	431,804	200	595,634
Money Market Funds	101,516	—	—	101,516
Freestanding Derivatives
Interest Rate Contracts	1,133	39	—	1,172
Foreign Currency Contracts	—	125	—	125
Derivative Instruments Used as Fair Value Hedges	—	55,813	—	55,813
Loans and Receivables	—	—	105,004	105,004
Other Investments	6,367	369	21,591	28,327

	$388,666	$12,610,832	$2,517,071	$15,516,569

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$10,984,018	$10,984,018
Subordinated Notes	—	—	857,772	857,772
Freestanding Derivatives — Foreign Currency Contracts	—	7,596	—	7,596
Freestanding Derivatives — Interest Rate Contracts	—	5,318	—	5,318
Freestanding Derivatives
Interest Rate Contracts	95	62	—	157
Foreign Currency Contracts	—	477	—	477
Credit Default Swaps	—	91	—	91
Securities Sold, Not Yet Purchased	—	82,733	—	82,733

	$95	$96,277	$11,841,790	$11,938,162

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2011
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$5,119	$723,951	$729,070
Equity Securities	113,007	608	232,172	345,787
Partnership and LLC Interests	—	—	492,911	492,911
Debt Instruments	—	594,276	12,783	607,059
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,259,204	635,944	7,895,148
Corporate Bonds	—	150,653	3,000	153,653
Freestanding Derivatives — Foreign Currency Contracts	—	22,016	—	22,016
Freestanding Derivatives — Interest Rate Contracts	—	7,270	—	7,270
Other	28,900	21,973	3,008	53,881

Total Investments of Consolidated Blackstone Funds	141,907	8,061,119	2,103,769	10,306,795
Blackstone’s Treasury Cash Management Strategies	176,297	509,362	200	685,859
Money Market Funds	257,423	—	—	257,423
Freestanding Derivatives
Interest Rate Contracts	159	609	—	768
Foreign Currency Contracts	—	1,016	—	1,016
Derivative Instruments Used as Fair Value Hedges	—	67,668	—	67,668
Loans and Receivables	—	—	8,555	8,555
Other Investments	8,066	360	19,964	28,390

	$583,852	$8,640,134	$2,132,488	$11,356,474

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$7,449,766	$7,449,766
Subordinated Notes	—	—	630,236	630,236
Freestanding Derivatives — Foreign Currency Contracts	—	7,687	—	7,687
Freestanding Derivatives — Interest Rate Contracts	—	10,867	—	10,867
Freestanding Derivatives
Interest Rate Contracts	1,105	186	—	1,291
Foreign Currency Contracts	—	103	—	103
Securities Sold, Not Yet Purchased	—	143,825	—	143,825

	$1,105	$162,668	$8,080,002	$8,243,775

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including its investments in CLO vehicles and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II:

Three Months Ended March 31, 2012
Transfers from Level I into Level II (a)	$29,516
Transfers from Level II into Level I (b)	271

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2012. The disclosure below excludes financial instruments for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on prices from prior transactions or third party pricing information without adjustment and financial instruments for which fair value is determined by net asset value.

	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Assets
Equity Securities	$150,756	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple	8.0% - 23.4% 1.9% - 32.5% 6.0x - 17.0x

	5,084	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.9x - 1.2x 3.8x - 6.8x

Partnership and LLC Interests	492,338	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple Exit Capitalization Rate	5.6% - 22.0% -8.2% - 22.1% 4.5x - 13.9x 5.3% - 10.5%

Debt Instruments	11,892	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Reinvestment Price	7.9% - 30.5% -5.6% - 7.0% 10.2x 6.3% - 8.0% 1.5% - 3.0% 65.0% 12 months 15.0% - 25.0% 4.3% - 5.0% 98.5% - 99.0%

	598	Market Comparable Companies	EBITDA Multiple Liquidity Discount	5.0x - 8.5x 25.0% - 30.0%

Assets of Consolidated CLO Vehicles	103,852	Discounted Cash Flows	Discount Rate	6.5% - 18.0%
	66,472	Market Comparable Companies	EBITDA Multiple Liquidity Discount	4.0x - 12.0x 0.5% - 15.0%

Loans and Receivables	46,649	Discounted Cash Flows	Discount Rate	8.5% - 29.8%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Liabilities
CLOs	$11,841,790	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Reinvestment Price Discount Rate	1.5% - 3.0% 65.0% 12 months 15.0% - 25.0% 4.3% - 5.0% 98.5% - 99.0% 1.5% - 30.5%

CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.

The significant unobservable inputs used in the fair value measurement of the assets and obligations of consolidated CLO vehicles are discount rates, default rates, recovery rates, recovery lag, pre-payment rates, reinvestment rates and reinvestment prices. Increases (decreases) in any of the discount rates, default rates, recovery lag and pre-payment rates in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in any of the recovery rates, reinvestment rates and reinvestment prices in isolation would result in a higher (lower) fair value measurement. Generally, a change in the assumption used for default rates may be accompanied by a directionally similar change in the assumption used for recovery lag and a directionally opposite change in the assumption used for recovery rates and pre-payment rates.

The significant unobservable inputs used in the fair value measurement of equity securities, partnership and LLC interests, debt instruments, assets of consolidated CLO vehicles and loans and receivables are discount rates, exit capitalization rates, exit multiples, book value multiples, EBITDA multiples, liquidity discount and revenue compound annual growth rates. Increases (decreases) in any of discount rates and exit capitalization rates in isolation can result in a lower (higher) fair value measurement. Increases (decreases) in any of exit multiples, book value multiples and revenue compound annual growth rates in isolation can result in a higher (lower) fair value measurement.

Since December 31, 2011, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2012
	Investments of Consolidated Funds	Loans and Receviables	Other Investments	Total
Balance, Beginning of Period	$2,103,769	$8,555	$20,164	$2,132,488
Transfer In Due to Consolidation and Acquisition (a)	122,565	—	—	122,565
Transfer In to Level III (b)	135,998	—	—	135,998
Transfer Out of Level III (b)	(94,296)	—	—	(94,296)
Purchases	88,320	103,251	—	191,571
Sales	(60,083)	(7,379)	—	(67,462)
Settlements	—	(46)	—	(46)
Realized Gains (Losses), Net	3,532	—	99	3,631
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	90,471	623	1,528	92,622

Balance, End of Period	$2,390,276	$105,004	$21,791	$2,517,071

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2011
	Investments of Consolidated Funds	Loans and Receviables	Other Investments	Total
Balance, Beginning of Period	$1,602,371	$131,290	$19,672	$1,753,333
Transfer In to Level III (b)	6,555	—	—	6,555
Transfer Out of Level III (b)	(21,732)	—	—	(21,732)
Purchases	128,099	6,228	—	134,327
Sales	(62,965)	(122,180)	—	(185,145)
Settlements	(4,933)	(1,370)	—	(6,303)
Realized Gains (Losses), Net	7,851	—	—	7,851
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	86,446	66	1,298	87,810

Balance, End of Period	$1,741,692	$14,034	$20,970	$1,776,696

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value
	Three Months Ended March 31,
	2012			2011
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$7,449,766	$630,236	$8,080,002	$5,877,957	$555,632	$6,433,589
Transfer In Due to Consolidation and Acquisition (a)	3,419,084	149,225	3,568,309	—	—	—
Issuances	4,393	838	5,231	200	—	200
Settlements	(131,873)	(2,746)	(134,619)	(161,442)	(12,253)	(173,695)
Realized (Gains) Losses, Net	44	—	44	5,395	—	5,395
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	242,604	80,219	322,823	301,782	24,057	325,839

Balance, End of Period	$10,984,018	$857,772	$11,841,790	$6,023,892	$567,436	$6,591,328

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the Harbourmaster acquisition on January 5, 2012.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.	VARIABLE INTEREST ENTITIES

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The assets and liabilities of the consolidated VIEs included in the Condensed Consolidated Statements of Financial Condition were as follows:

	March 31, 2012			December 31, 2011
	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total	Consolidated CLO Vehicles	All Other Consolidated Blackstone Funds	Total
Assets
Cash Held by Blackstone Funds and Other	$677,008	$28,567	$705,575	$562,388	$36,053	$598,441
Investments	12,271,942	862,957	13,134,899	8,131,968	829,992	8,961,960
Accounts Receivable	46,232	86	46,318	31,971	1,434	33,405
Due from Affiliates	—	34,214	34,214	—	36,502	36,502
Other Assets	127,430	2,437	129,867	9,581	2,450	12,031

Total Assets	$13,122,612	$928,261	$14,050,873	$8,735,908	$906,431	$9,642,339

Liabilities
Loans Payable	$11,626,208	$13,541	$11,639,749	$7,787,630	$13,506	$7,801,136
Due to Affiliates	215,582	9,200	224,782	292,372	19,537	311,909
Accounts Payable, Accrued Expenses and Other	477,599	6,096	483,695	241,670	2,818	244,488

Total Liabilities	$12,319,389	$28,837	$12,348,226	$8,321,672	$35,861	$8,357,533

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

	March 31, 2012	December 31, 2011
Investments	$290,638	$238,503
Receivables	76,023	94,050

Total VIE Assets	366,661	332,553
VIE Liabilities	1,309	48
Potential Clawback Obligation	35,017	14,876

Maximum Exposure to Loss	$402,987	$347,477

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2012, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $83.2 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $83.2 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $187.9 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,273	$411,640	$398,237	$404,160
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019	$648,388	$647,520	$653,467	$640,440

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At March 31, 2012 and December 31, 2011, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	March 31, 2012				December 31, 2011
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$12,288,214	1.79%		4.2	$8,250,418	1.96%		4.3
Subordinated Notes	1,447,851	(a	)	7.6	1,117,571	(a	)	7.2

	$13,736,065				$9,367,989

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes as of March 31, 2012 are amounts due to non-consolidated affiliates of $22.0 million and $308.0 million, respectively. The fair value of Senior Secured and Subordinated Notes as of March 31, 2012 was $11.0 billion and $857.8 million, respectively, of which $16.9 million and $198.7 million represents the amounts due to affiliates.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2012 and December 31, 2011, the fair value of the consolidated CLO assets was $13.1 billion and $8.7 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of March 31, 2012.

Scheduled principal payments for borrowings as of March 31, 2012 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2012	$891	$13,541	$14,432
2013	1,188	76,607	77,795
2014	5,040	301,035	306,075
2015	—	652,128	652,128
Thereafter	1,000,000	12,700,602	13,700,602

Total	$1,007,119	$13,743,913	$14,751,032

12.	INCOME TAXES

Blackstone’s effective tax rate was 8.49% and 33.14% for the three months ended March 31, 2012 and 2011, respectively. Blackstone’s income tax provision was an expense of $38.8 million and an expense of $38.9 million for the three months ended March 31, 2012 and 2011, respectively.

Blackstone’s effective tax rate for the three months ended March 31, 2012 and 2011 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

13.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three months ended March 31, 2012 and March 31, 2011 was calculated as follows:

	Three Months Ended March 31,
	2012	2011
Net Income Attributable to The Blackstone Group L.P.	$58,325	$42,704

Basic Net Income Per Common Unit:
Weighted-Average Common Units Outstanding	506,985,529	447,742,389

Basic Net Income Per Common Unit	$0.12	$0.10

Diluted Net Income Per Common Unit:
Weighted-Average Common Units Outstanding	506,985,529	447,742,389
Weighted-Average Unvested Deferred Restricted Common Units	10,404,029	9,910,527

Weighted-Average Diluted Common Units Outstanding	517,389,558	457,652,916

Diluted Net Income Per Common Unit	$0.11	$0.09

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted-Average Blackstone Holdings Partnership Units	602,817,069	658,290,684

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

During the three months ended March 31, 2012, no units were repurchased. As of March 31, 2012, the amount remaining available for repurchases under this program was $335.8 million.

During the three months ended March 31, 2011, Blackstone repurchased 116,270 vested Blackstone Common Units as part of the unit repurchase program for a total fair value of $2.1 million. As of March 31, 2011, the amount remaining available for repurchases was $335.8 million under this program.

14.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisors under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2012, the Partnership had the ability to grant 162,195,378 units under the Equity Plan.

For the three months ended March 31, 2012 and March 31, 2011, the Partnership recorded compensation expense of $222.4 million and $426.3 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $5.5 million and $4.2 million, respectively. As of March 31, 2012, there was $2.3 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,129,335,568 as of March 31, 2012. Total outstanding unvested phantom units were 219,398 as of March 31, 2012.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2012 and a summary of changes during the period January 1, 2012 through March 31, 2012 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
Unvested Units			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2011	89,644,650	$29.88	17,635,945	$18.50	218,583	$13.88
Granted	1,612,611	14.04	1,040,485	12.56	815	12.05
Vested	(848,201)	13.26	(1,187,227)	5.33	—	—
Forfeited	(2,011,653)	31.00	(260,079)	17.07	—	—

Balance, March 31, 2012	88,397,407	$29.72	17,229,124	$19.07	219,398	$15.11

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2012, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	83,361,721	3.0
Deferred Restricted Blackstone Common Units and Options	14,870,659	2.6

Total Equity-Based Awards	98,232,380	3.0

Phantom Units	202,875	3.2

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of March 31, 2012 and December 31, 2011, Due from Affiliates and Due to Affiliates comprised the following:

	March 31, 2012	December 31, 2011
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$170,712	$167,415
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	198,085	223,281
Amounts Due from Portfolio Companies and Funds	261,224	234,254
Investments Redeemed in Non-Consolidated Funds of Funds	3,576	67,608
Management and Performance Fees Due from Non-Consolidated Funds of Funds	83,788	71,162
Payments Made on Behalf of Non-Consolidated Entities	98,176	87,711
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	6,934	9,083

	$822,495	$860,514

	March 31, 2012	December 31, 2011
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,136,816	$1,112,330
Accrual for Potential Repayment of Previously Received Performance Fees	269,702	266,300
Due to Note-Holders of Consolidated CLO Vehicles	215,582	292,372
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	26,293	20,526
Payable to Affiliates for Consolidated Funds in Liquidation	47,721	58,793
Distributions Received on Behalf of Blackstone Entities	21,864	42,620
Payments Made by Non-Consolidated Entities	6,015	18,527

	$1,723,993	$1,811,468

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of March 31, 2012 and December 31, 2011, the founder’s, other senior managing directors’ and employees’ investments aggregated $776.9 million and $715.5 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $33.4 million and $70.8 million for the three months ended March 31, 2012 and 2011, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $48.0 million and $70.0 million for the three months ended March 31, 2012 and 2011, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.3 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2012. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1,136.8 million over the next 15 years. The after-tax net present value of these estimated payments totals $318.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of March 31, 2012 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $34.2 million as of March 31, 2012 which includes $12.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.0 million as of March 31, 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of March 31, 2012 was $27.0 million.

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

The following table presents the clawback obligations by segment:

	March 31, 2012			December 31, 2011
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$68,150	$133,990	$202,140	$68,044	$128,756	$196,800
Real Estate	30,840	36,722	67,562	30,841	38,659	69,500

Total	$98,990	$170,712	$269,702	$98,885	$167,415	$266,300

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2012, $411.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

17.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity — Blackstone’s Private Equity segment comprises its management of private equity funds and certain multi-asset class investment funds.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$85,789	$147,802	$81,821	$80,094	$—	$395,506
Advisory Fees	—	—	—	—	75,846	75,846
Transaction and Other Fees, Net	18,097	14,412	92	5,725	145	38,471
Management Fee Offsets	(3,782)	(8,627)	(335)	(306)	—	(13,050)

Total Management and Advisory Fees, Net	100,104	153,587	81,578	85,513	75,991	496,773

Performance Fees
Realized	3,933	8,616	3,298	2,992	—	18,839
Unrealized	34,051	229,414	23,187	80,265	—	366,917

Total Performance Fees	37,984	238,030	26,485	83,257	—	385,756

Investment Income (Loss)
Realized	13,911	7,812	503	683	583	23,492
Unrealized	16,469	25,912	8,371	9,211	(49)	59,914

Total Investment Income	30,380	33,724	8,874	9,894	534	83,406
Interest and Dividend Revenue	2,420	2,552	386	2,425	1,562	9,345
Other	(215)	(709)	(127)	(238)	82	(1,207)

Total Revenues	170,673	427,184	117,196	180,851	78,169	974,073

Expenses
Compensation and Benefits
Compensation	52,547	68,889	28,233	37,143	67,960	254,772
Performance Fee Compensation
Realized	320	4,079	1,378	6,413	—	12,190
Unrealized	(1,052)	58,043	7,294	33,037	—	97,322

Total Compensation and Benefits	51,815	131,011	36,905	76,593	67,960	364,284
Other Operating Expenses	28,881	28,924	13,934	17,096	20,686	109,521

Total Expenses	80,696	159,935	50,839	93,689	88,646	473,805

Economic Net Income	$89,977	$267,249	$66,357	$87,162	$(10,477)	$500,268

Segment Assets as of March 31, 2012	$3,883,401	$4,356,603	$833,839	$1,793,851	$548,554	$11,416,248

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$79,935	$95,439	$75,612	$54,601	$—	$305,587
Advisory Fees	—	—	—	—	70,252	70,252
Transaction and Other Fees, Net	35,342	21,543	727	745	6	58,363
Management Fee Offsets	(7,889)	(505)	(124)	(18)	—	(8,536)

Total Management and Advisory Fees, Net	107,388	116,477	76,215	55,328	70,258	425,666

Performance Fees
Realized	82,389	2,593	893	9,725	—	95,600
Unrealized	32,537	368,104	19,253	85,303	—	505,197

Total Performance Fees	114,926	370,697	20,146	95,028	—	600,797

Investment Income
Realized	17,907	2,919	1,341	1,235	97	23,499
Unrealized	29,126	61,406	7,120	4,532	393	102,577

Total Investment Income	47,033	64,325	8,461	5,767	490	126,076
Interest and Dividend Revenue	3,505	3,288	516	453	1,686	9,448
Other	811	860	104	98	386	2,259

Total Revenues	273,663	555,647	105,442	156,674	72,820	1,164,246

Expenses
Compensation and Benefits
Compensation	54,924	57,627	28,093	29,549	54,339	224,532
Performance Fee Compensation
Realized	7,718	1,230	300	5,295	—	14,543
Unrealized	5,464	106,501	5,358	45,202	—	162,525

Total Compensation and Benefits	68,106	165,358	33,751	80,046	54,339	401,600
Other Operating Expenses	28,713	28,366	13,008	15,357	17,531	102,975

Total Expenses	96,819	193,724	46,759	95,403	71,870	504,575

Economic Net Income	$176,844	$361,923	$58,683	$61,271	$950	$659,671

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2012 and 2011:

	March 31, 2012 and the Three Months Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$974,073	$(22,037	)(a)	$952,036
Expenses	$473,805	$309,988	(b)	$783,793
Other Income	$—	$288,142	(c)	$288,142
Economic Net Income	$500,268	$(43,883	)(d)	$456,385
Total Assets	$11,416,248	$15,130,113	(e)	$26,546,361

	Three Months Ended March 31, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,164,246	$(10,977	)(a)	$1,153,269
Expenses	$504,575	$486,289	(b)	$990,864
Other Income	$—	$(45,191	)(c)	$(45,191)
Economic Net Income (Loss)	$659,671	$(542,457	)(d)	$117,214

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2012	2011
Fund Management Fees and Performance Fees Eliminated in Consolidation	$20,598	$9,103
Fund Expenses Added in Consolidation	22,707	12,213
Non-Controlling Interests in Income (Loss) of Consolidated Entities	251,902	(71,056)
Transaction-Related Other Income	(7,065)	4,549

Total Consolidation Adjustments and Reconciling Items	$288,142	$(45,191)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Net Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2012	2011
Economic Net Income	$500,268	$659,671

Adjustments
Amortization of Intangibles	(50,888)	(44,174)
IPO and Acquisition-Related Charges	(244,897)	(427,227)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	251,902	(71,056)

Total Consolidation Adjustments and Reconciling Items	(43,883)	(542,457)

Income (Loss) Before Provision (Benefit) for Taxes	$456,385	$117,214

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

18.	SUBSEQUENT EVENTS

There have been no events since March 31, 2012 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2012
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$391,304	$—	$—	$391,304
Cash Held by Blackstone Funds and Other	22,030	762,056	—	784,086
Investments†	5,607,519	14,603,253	(462,248)	19,748,524
Accounts Receivable	488,757	87,809	—	576,566
Reverse Repurchase Agreements	83,761	—	—	83,761
Due from Affiliates	813,163	40,876	(31,544)	822,495
Intangible Assets, Net	689,565	—	—	689,565
Goodwill	1,703,602	—	—	1,703,602
Other Assets	325,976	129,912	—	455,888
Deferred Tax Assets	1,290,570	—	—	1,290,570

Total Assets	$11,416,247	$15,623,906	$(493,792)	$26,546,361

Liabilities and Partners’ Capital
Loans Payable	$1,053,780	$11,639,749	$—	$12,693,529
Due to Affiliates	1,453,164	333,623	(62,794)	1,723,993
Accrued Compensation and Benefits	820,683	—	—	820,683
Securities Sold, Not Yet Purchased	82,733	—	—	82,733
Repurchase Agreements	189,146	—	—	189,146
Accounts Payable, Accrued Expenses and Other Liabilities	396,095	615,333	—	1,011,428

Total Liabilities	3,995,601	12,588,705	(62,794)	16,521,512

Redeemable Non-Controlling Interests in Consolidated Entities	—	618,417	—	618,417

Partners’ Capital
Partners’ Capital	4,380,744	432,150	(432,150)	4,380,744
Appropriated Partners’ Capital	—	764,741	—	764,741
Accumulated Other Comprehensive Income	2,513	784	—	3,297
Non-Controlling Interests in Consolidated Entities	517,802	1,219,109	1,152	1,738,063
Non-Controlling Interests in Blackstone Holdings	2,519,587	—	—	2,519,587

Total Partners’ Capital	7,420,646	2,416,784	(430,998)	9,406,432

Total Liabilities and Partners’ Capital	$11,416,247	$15,623,906	$(493,792)	$26,546,361

†	Included within Investments of the Consolidated Operating Partnerships is $2.2 billion representing Performance Fees due from the Blackstone Funds.

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition—(Continued)

(Dollars in Thousands)

	December 31, 2011
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$754,744	$—	$—	$754,744
Cash Held by Blackstone Funds and Other	46,282	678,480	—	724,762
Investments	5,289,125	10,282,084	(442,910)	15,128,299
Accounts Receivable	347,241	58,899	—	406,140
Reverse Repurchase Agreements	139,485	—	—	139,485
Due from Affiliates	784,095	107,042	(30,623)	860,514
Intangible Assets, Net	595,488	—	—	595,488
Goodwill	1,703,602	—	—	1,703,602
Other Assets	325,269	12,127	—	337,396
Deferred Tax Assets	1,258,699	—	—	1,258,699

Total Assets	$11,244,030	$11,138,632	$(473,533)	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$1,066,432	$7,801,136	$—	$8,867,568
Due to Affiliates	1,425,558	437,520	(51,610)	1,811,468
Accrued Compensation and Benefits	903,260	—	—	903,260
Securities Sold, Not Yet Purchased	143,825	—	—	143,825
Repurchase Agreements	101,849	—	—	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	414,080	414,866	(73)	828,873

Total Liabilities	4,055,004	8,653,522	(51,683)	12,656,843

Redeemable Non-Controlling Interests in Consolidated Entities	—	585,606	—	585,606

Partners’ Capital
Partners’ Capital	4,281,841	421,898	(421,898)	4,281,841
Appropriated Partners’ Capital	—	386,864	—	386,864
Accumulated Other Comprehensive Income	1,272	686	—	1,958
Non-Controlling Interests in Consolidated Entities	445,393	1,090,056	48	1,535,497
Non-Controlling Interests in Blackstone Holdings	2,460,520	—	—	2,460,520

Total Partners’ Capital	7,189,026	1,899,504	(421,850)	8,666,680

Total Liabilities and Partners’ Capital	$11,244,030	$11,138,632	$(473,533)	$21,909,129

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Alliance Fund II L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Secured Trust Ltd

BTD CP Holdings, LP

GSO Legacy Associates II LLC

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds and a regionally focused fund, since we established this business in 1987. We refer to these funds collectively as our Blackstone Capital Partners (“BCP”) funds. We also manage certain multi-asset class investment funds. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing with real estate funds that are diversified geographically and across a variety of sectors. We launched our first real estate fund in 1994 and have managed six opportunistic real estate funds, three European focused real estate funds, and a number of real estate debt investment funds. In addition, in November 2010, we commenced our management of the Bank of America Merrill Lynch Asia real estate platform and during the second half of 2011, we held our initial closing and commenced the investment period on our seventh opportunistic real estate fund. Our real estate funds have made significant investments in lodging, major urban office buildings, shopping centers and a variety of real estate operating companies. In addition, our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our “BREDS” funds.

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”). BAAM was organized in 1990 and has developed into a leading institutional solutions provider utilizing hedge funds across a wide variety of strategies. BAAM is the world’s largest discretionary allocator to hedge funds.

•

Credit Businesses. Our Credit Businesses segment is comprised principally of GSO Capital Partners LP (“GSO”). GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds, general credit-oriented funds and collateralized loan obligation (“CLO”) vehicles. GSO is a world leader in credit-oriented products.

•

Financial Advisory. Our Financial Advisory segment serves a diverse and global group of clients with financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income

(i.e., a “Carried Interest”) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

World equity and credit markets moved sharply higher in the first quarter of 2012. Improving investor sentiment and appetite for risk assets were driven by generally firming economic data as well as an improved outlook regarding the European sovereign debt situation. Stock indices in both developed and developing markets experienced double-digit percentage increases, and volatility declined nearly to a five-year low. In credit, benchmark rates remain near historic lows, and high yield spreads narrowed approximately 100 basis points. Average leveraged loan prices moderately increased to 94% of par. While capital markets activity generally increased, M&A volumes have remained muted.

Monetary policy throughout the world was mixed, but in the U.S., the Federal Reserve has indicated continued commitment to accommodative policy, largely due to the slow recovery in employment. While the unemployment rate has continued to decline, it remains well above its historical norm at this point in an economic recovery. Corporate balance sheets and cash flows remained very healthy, although companies still remain cautious in hiring.

Commercial real estate performance metrics remained healthy with overall demand for commercial space continuing to recover from cyclical lows. The office sector has seen improving leasing velocity, particularly in tech and energy based markets, which has led to an increase in rents. New supply within the retail sector remains severely constrained and as of March 31, 2012 there were virtually no regional U.S. malls under development. The industrial sector reported the eighth consecutive quarter of positive absorption, and new supply has been limited by a continued lack of new construction financing. Trends within the U.S. hotel market remained positive with RevPAR (“Revenue per Available Room”) growing approximately 8% during the first quarter of 2012.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” and “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition” in our 2011 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Other Revenue — Other Revenue consists of foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and other revenues.

Expenses

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees, including senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees, including senior managing directors.

Equity-Based Compensation — Compensation cost relating to the issuance of share-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds and side-by-side entities held by third party investors. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed their share of income (loss) arising from the respective funds and their share of other comprehensive income, if applicable. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. On May 28, 2010, the U.S. House of Representatives passed legislation, or “May 2010 House bill”, that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that was generally similar to the legislation passed by the U.S. House of

Representatives. More recently, Representative Levin and Senator Harkin separately introduced similar legislation, or “2012 bills”, that would tax Carried Interest at ordinary income tax rates (which would be higher than the proposed blended rate under the May 2010 House bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

Each of the May 2010 House bill and the 2012 bills also provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations.

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

On February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework, if enacted, could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our Carried Interest in respect of such companies. The framework would also reduce the top marginal tax rate on corporations from 35% to 28%. Such a change could increase the effective cost of financing such investments, which could again reduce the value of our Carried Interest. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates the President’s support for treatment of Carried Interest as ordinary income, as provided in the President’s revenue proposal for 2013 described above. Because the framework did not include specifics, its effect on us is unclear.

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

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for our discussion of Distributable Earnings.

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

Net Fee Related Earnings from Operations

Blackstone uses Net Fee Related Earnings from Operations as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses Net Fee Related Earnings from Operations as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Net Fee Related Earnings from Operations equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation), (b) other operating expenses and (c) cash taxes due on earnings from operations as calculated using a similar methodology as applied in calculating the current tax provision (benefit) for The Blackstone Group L.P. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for our discussion of Net Fee Related Earnings from Operations.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds plus the capital that we are entitled to call from investors in those funds pursuant to the terms of their capital commitments to those funds plus the fair value of co-investments managed by us,

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and carry funds in our Real Estate segment, which include certain real estate debt investment funds, the amount of capital commitments, remaining invested capital or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-oriented carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, certain credit-oriented closed-end registered investment companies, and our closed-end mutual funds,

(e)	the fair value of assets we manage pursuant to separately managed accounts,

(f)	the gross amount of underlying assets of our CLOs at cost, and

(g)	the gross amount of assets (including leverage) for certain of our credit-oriented closed-end registered investment companies.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2012 and 2011. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
Revenues
Management and Advisory Fees, Net	$471,676	$412,738	$58,938	14%

Performance Fees
Realized	18,839	96,203	(77,364)	-80%
Unrealized	365,931	512,401	(146,470)	-29%

Total Performance Fees	384,770	608,604	(223,834)	-37%

Investment Income
Realized	16,335	12,783	3,552	28%
Unrealized	72,826	107,395	(34,569)	-32%

Total Investment Income	89,161	120,178	(31,017)	-26%

Interest and Dividend Revenue	7,636	9,490	(1,854)	-20%
Other	(1,207)	2,259	(3,466)	N/M

Total Revenues	952,036	1,153,269	(201,233)	-17%

Expenses
Compensation and Benefits
Compensation	495,255	659,483	(164,228)	-25%
Performance Fee Compensation
Realized	12,190	14,543	(2,353)	-16%
Unrealized	97,322	162,525	(65,203)	-40%

Total Compensation and Benefits	604,767	836,551	(231,784)	-28%
General, Administrative and Other	142,766	129,386	13,380	10%
Interest Expense	14,518	13,803	715	5%
Fund Expenses	21,742	11,124	10,618	95%

Total Expenses	783,793	990,864	(207,071)	-21%

Other Income
Net Gains (Losses) from Fund Investment Activities	288,142	(45,191)	333,333	N/M

Income Before Provision for Taxes	456,385	117,214	339,171	N/M
Provision for Taxes	38,753	38,850	(97)	-0%

Net Income	417,632	78,364	339,268	N/M
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	39,609	22,025	17,584	80%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	212,293	(93,081)	305,374	N/M
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	107,405	106,716	689	1%

Net Income Attributable to The Blackstone Group L.P.	$58,325	$42,704	$15,621	37%

N/M	Not meaningful.

Revenues

Total Revenues were $952.0 million for the three months ended March 31, 2012, a decrease of $201.2 million compared to Total Revenues for the three months ended March 31, 2011 of $1.2 billion. The decrease in revenues was primarily attributable to a decrease of $223.8 million in Performance Fees and a decrease of $31.0 million in Investment Income, partially offset by an increase in Management and Advisory Fees of $58.9 million. The decrease in Performance Fees was across the Real Estate, Private Equity and Credit Businesses segments, primarily driven by decreases in the net appreciation of the fair value of our BREP V and BREP VI carry funds’ investments in our Real Estate segment, the lower net return in the BCP IV portfolio in our Private Equity segment, and the weaker performance across the Credit Businesses’ strategies. The increase in Management and Advisory Fees was primarily due to increases in Base Management Fees in our Real Estate segment, driven by fees earned from the commencement of BREP VII and management fees earned from our co-investments, and increases in Base Management Fees in our Credit Businesses, Hedge Fund Solutions and Private Equity segments. The increase in the Credit Businesses segment was driven by higher Fee-Earning Assets Under Management, which was due to the acquisition of Harbourmaster in January 2012 and the acquisition of the Allied Irish Banks CLOs during the second quarter of 2011. The increase in the Hedge Fund Solutions segment was driven by higher Fee-Earning Assets Under Management and the increase in the Private Equity segment was principally a result of fees generated by Blackstone Energy Partners (“BEP”), which commenced its investment period during the third quarter of 2011.

Expenses

Expenses were $783.8 million for the three months ended March 31, 2012, a decrease of $207.1 million, or 21%, compared to $990.9 million for the three months ended March 31, 2011. The decrease was primarily attributable to a decrease of $231.8 million in Compensation and Benefits driven by a decrease in Performance Fee Compensation due to weaker performance in our Real Estate, Private Equity and Credit Businesses segments, and a decrease in Compensation. Compensation decreased $164.2 million from the prior year period to $495.3 million. This decrease was primarily attributed to a decrease in the equity-based amortization charges on our transaction-related awards. General, Administrative and Other expenses were $142.8 million for the current year, an increase of $13.4 million, driven primarily by the levels of business activity, revenue growth and headcount.

Other Income

Other Income - Net Gains (Losses) from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income was $288.1 million for the three months ended March 31, 2012, an increase of $333.3 million compared to $(45.2) million for the three months ended March 31, 2011. The change was principally driven by increases in unrealized gains relating to the consolidated CLO vehicles. This increase was due to a greater demand in the market from the first quarter of 2011 for the underlying investments held by the consolidated CLO vehicles which raised asset values as well as the consolidation of the CLO vehicles from the Harbourmaster and Allied Irish Banks acquisitions.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests and Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income - Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

The Net Income Attributable to Non-Controlling Interests in Blackstone Holdings for the first quarter of 2012 is largely unchanged from the first quarter of 2011.

Operating Metrics

The following tables present certain operating metrics for the three months ended March 31, 2012 and 2011. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

	Fee-Earning Assets Under Management		Assets Under Management
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)
Private Equity	$37,323,635	$35,892,804	$47,624,013	$43,955,392
Real Estate	36,647,462	26,454,012	48,322,760	34,990,590
Hedge Fund Solutions	40,543,772	35,847,002	43,351,275	39,542,086
Credit Businesses	41,746,577	25,838,878	50,776,119	31,475,397

Balance, End of Period (a)	$156,261,446	$124,032,696	$190,074,167	$149,963,465

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$136,756,753	$109,500,222
Inflows, including Commitments (b)	19,555,937	18,038,657
Outflows, including Distributions (c)	(2,491,591)	(4,816,697)
Market Appreciation (d)	2,440,347	1,310,514

Balance, End of Period (a)	$156,261,446	$124,032,696

Increase	$19,504,693	$14,532,474
Increase	14%	13%

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$166,228,504	$128,123,920
Inflows, including Commitments (b)	21,484,309	21,205,724
Outflows, including Distributions (c)	(3,114,052)	(4,272,437)
Market Appreciation (d)	5,475,406	4,906,258

Balance, End of Period (a)	$190,074,167	$149,963,465

Increase	$23,845,663	$21,839,545
Increase	14%	17%

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$2,719,772	$1,658,315	$1,061,457	64%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of March 31, 2012 included $297.8 million from a joint venture in which we are the minority interest holder.

(b)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(c)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs, decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments) and realizations from the disposition of assets by our carry funds. Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $156.3 billion at March 31, 2012, an increase of $19.5 billion, or 14%, compared to $136.8 billion at December 31, 2011. Inflows of $19.6 billion were primarily related to inflows of $11.7 billion in our Credit Businesses segment primarily due to the acquisition of Harbourmaster during the first quarter of 2012 and inflows of $5.9 billion in our Real Estate segment primarily due to additional closings of commitments in BREP VII, and inflows of $1.4 billion in our Hedge Fund Solutions segment primarily due to growth in its customized and commingled investment products. Outflows of $2.5 billion were primarily attributable to outflows of $1.1 billion in our Credit Businesses segment primarily due to realizations in the rescue lending funds, outflows in the hedge funds and deleveraging of certain CLO vehicles post their reinvestment periods, outflows of $616.7 million in our Real Estate segment primarily due to realizations from various investments in the real estate segment’s funds, and outflows of $420.6 million in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital.

Fee-Earning Assets Under Management were $124.0 billion at March 31, 2011, an increase of $14.5 billion, or 13%, compared to $109.5 billion at December 31, 2010. Inflows of $18.0 billion were primarily related to inflows of $14.3 billion in our Private Equity segment primarily due to the start of BCP VI’s investment period and inflows of $2.5 billion in our Hedge Fund Solutions segment primarily due to growth in hedge fund manager seeding platform, long only solutions business and commingled and customized investment products. Outflows of $4.8 billion were primarily attributable to outflows of $2.6 billion in our Private Equity segment primarily as a result of the end of BCP V’s investment period and dispositions in BCP IV which earn fees based on remaining invested capital, and outflows of $927.0 million in our Real Estate segment primarily due to realizations from a BREP co-investment entity and the Bank of America Merrill Lynch Asia real estate platform.

Assets Under Management

Assets Under Management were $190.1 billion at March 31, 2012, an increase of $23.8 million, or 14%, compared to $166.2 billion at December 31, 2011. Inflows of $21.5 billion were primarily related to inflows of $14.2 billion in our Credit Businesses segment driven by the acquisition of Harbourmaster in January 2012, inflows of $4.7 billion in our Real Estate segment driven by additional closings of commitments in BREP VII and inflows of $1.5 billion in our Hedge Fund Solutions segment due to growth in its customized and commingled investment products. Outflows of $3.1 billion were more than offset by market appreciation of $5.5 billion.

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

Limited Partner Capital Invested

For the three months ended March 31, 2012, Limited Partner Capital Invested was $2.7 billion, an increase of $1.1 billion, or 64%, from $1.7 billion for the three months ended March 31, 2011. The change primarily reflected an increase of $773.9 million in our Credit Businesses segment primarily a result of greater capital deployment on behalf of new funds as a result of an accommodating credit investment environment and an increase of $489.1 million in our Real Estate segment due to increased investment activity by our BREP VII, BREP Europe III and BREDS funds.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$85,789	$79,935	$5,854	7%
Transaction and Other Fees, Net	18,097	35,342	(17,245)	-49%
Management Fee Offsets	(3,782)	(7,889)	4,107	52%

Total Management Fees	100,104	107,388	(7,284)	-7%

Performance Fees
Realized	3,933	82,389	(78,456)	-95%
Unrealized	34,051	32,537	1,514	5%

Total Performance Fees	37,984	114,926	(76,942)	-67%

Investment Income
Realized	13,911	17,907	(3,996)	-22%
Unrealized	16,469	29,126	(12,657)	-43%

Total Investment Income	30,380	47,033	(16,653)	-35%
Interest and Dividend Revenue	2,420	3,505	(1,085)	-31%
Other	(215)	811	(1,026)	N/M

Total Revenues	170,673	273,663	(102,990)	-38%

Expenses
Compensation and Benefits
Compensation	52,547	54,924	(2,377)	-4%
Performance Fee Compensation
Realized	320	7,718	(7,398)	-96%
Unrealized	(1,052)	5,464	(6,516)	N/M

Total Compensation and Benefits	51,815	68,106	(16,291)	-24%
Other Operating Expenses	28,881	28,713	168	1%

Total Expenses	80,696	96,819	(16,123)	-17%

Economic Net Income	$89,977	$176,844	$(86,867)	-49%

N/M	Not meaningful.

Revenues

Revenues were $170.7 million for the three months ended March 31, 2012, a decrease of $103.0 million compared to $273.7 million for the three months ended March 31, 2011. The decrease in revenues was attributed to decreases in Performance Fees, Investment Income and Total Management Fees of $76.9 million, $16.7 million and $7.3 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $38.0 million for the three months ended March 31, 2012, due to a net return of 4% in our BCP IV portfolio which was driven by the increased stock prices of TRW and Kosmos, the fund’s two largest public holdings. The Performance Fees, however, represented a decrease of $76.9 million, compared to $114.9 million for the three months ended March 31, 2011 as the 2011 quarterly net return for the BCP IV portfolio was 10%, driven by realizations from holdings in the energy and healthcare sectors. Investment Income was $30.4 million compared to $47.0 million for the three months ended March 31, 2011. Contributed funds, including fee-paying co-investments, appreciated 4.9% during the period driven by investments in the retail/consumer and industrial sectors, as well as market performance driving returns in our public holdings. At March 31, 2012, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.5 times investors’ original investments. On a realized/partially realized basis, this multiple was 2.2 times investors’ original investments for contributed funds.

Total Management Fees were $100.1 million for the three months ended March 31, 2012, a decrease of $7.3 million compared to $107.4 million for the three months ended March 31, 2011, driven by lower Transaction and Other Fees but partially offset by higher Base Management Fees and Management Fee Offsets. Base Management Fees were $85.8 million for the three months ended March 31, 2012, an increase of $5.9 million compared to $79.9 million for the three months ended March 31, 2011, principally as a result of fees generated from BEP, which commenced its investment period during the third quarter of 2011. Transaction and Other Fees were $18.1 million for the three months ended March 31, 2012, a decrease of $17.2 million compared to $35.3 million for the three months ended March 31, 2011. The quarter ended March 31, 2011 included an accelerated monitoring fee associated with the initial public offering of Nielsen as well as fees earned from new investments made from our BCP V fund. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $80.7 million for the three months ended March 31, 2012, a decrease of $16.1 million compared to $96.8 million for the three months ended March 31, 2011. The $16.1 million decrease was primarily attributed to a $13.9 million decrease in Performance Fee Compensation and a $2.4 million decrease in Compensation. Performance Fee Compensation decreased as a result of the decreases in Performance Fees revenue described above. Compensation decreased as a portion of it is related to the segment’s results, exclusive of Performance Fees and Investment Income. Other Operating Expenses of $28.9 million was flat compared to the three months ended March 31, 2011.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,237,791	$24,188,555
Inflows, including Commitments	499,547	14,264,444
Outflows, including Distributions	(420,613)	(2,564,977)
Market Appreciation	6,910	4,782

Balance, End of Period (a)	$37,323,635	$35,892,804

Increase	$85,844	$11,704,249
Increase	0%	48%

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$45,863,673	$29,319,136
Inflows, including Commitments	1,078,133	14,860,798
Outflows, including Distributions	(815,285)	(1,741,437)
Market Appreciation	1,497,492	1,516,895

Balance, End of Period (a)	$47,624,013	$43,955,392

Increase	$1,760,340	$14,636,256
Increase	4%	50%

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$643,383	$652,947	$(9,564)	1%

(a)	Fee-Earning Assets Under Management and Assets Under Management as of March 31, 2012 included $297.8 million from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $37.3 billion at March 31, 2012, an increase of $85.8 million compared with $37.2 billion at December 31, 2011. Inflows of $499.5 million were primarily due to additional capital raised for our energy focused fund, BEP, and the final close for our BCP VI fund. Outflows of $420.6 million were primarily a result of the dispositions of investments in funds which earn fees based on remaining invested capital. After the close of a fund’s investment period, management fees are based on invested capital and binding commitments to new investments. Market appreciation of $6.9 million was due primarily to the impact of foreign exchange rates.

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

Assets Under Management

Assets Under Management were $47.6 billion at March 31, 2012, an increase of $1.8 billion, or 4%, compared with $45.9 billion at December 31, 2011. The increase was primarily due to inflows of $1.1 billion driven by the closing on a multi-asset class investment fund and additional closings on our BEP fund. Additionally, Assets Under Management was driven by market appreciation of $1.5 billion in our existing portfolio and partially offset by outflows of $815.3 million resulting from realizations in various investments.

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

Limited Partner Capital Invested

Limited Partner Capital Invested was $643.4 million for the three months ended March 31, 2012, essentially flat compared to $652.9 million for the three months ended March 31, 2011.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2012 Inception to Date
	2012		2011		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	4%	4%	12%	10%	51%	38%	60%	45%
BCP V	5%	5%	3%	2%	3%	2%	14%	10%
BCP VI (c)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A
BEP (c)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	Returns include partially realized investments. Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Returns for BCP VI and BEP are not meaningful as their initial investments occurred in May 2011 and August 2011, respectively.

The following table presents the investment record of the significant private equity funds from inception through March 31, 2012 for funds with closed investment periods including funds that are fully realized:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total					Total
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Dollars in Millions)					(Dollars in Millions)
BCP I (Oct 1987 / Oct 1993)	$679	$1,742	28%	19%	2.6	$679	$1,742	28%	19%	2.6
BCP II (Oct 1993 / Aug 1997)	1,292	3,256	50%	32%	2.5	1,292	3,256	50%	32%	2.5
BCP III (Aug 1997 / Nov 2002)	4,026	9,191	18%	14%	2.3	4,026	9,191	18%	14%	2.3
BCOM (June 2000 / Jun 2006)	2,145	2,836	13%	6%	1.3	1,449	2,583	25%	17%	1.8
BCP IV (Nov 2002 / Dec 2005)	7,432	19,495	51%	38%	2.6	5,986	16,980	60%	45%	2.8
BCP V (Dec 2005 / Jan 2011)	19,739	21,949	3%	2%	1.1	3,402	4,616	14%	10%	1.4

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $5.3 billion.

The following table presents the investment record of the significant private equity funds from inception through March 31, 2012 for funds with open investment periods:

	Funds in the Investment Period
	Available Capital (b)	Total Investments					Realized / Partially Realized Investments (a)
Fund (Investment Period)		Total		Gross IRR	Net IRR (e)	MOIC (f)	Total		Gross IRR	Net IRR (e)	MOIC (f)
		Invested Capital (c)	Carrying Value (d)				Invested Capital (c)	Carrying Value (d)
	(Dollars in Millions)						(Dollars in Millions)
BCP VI (Jan 2011 / Jan 2017)	$13,016	$1,790	$1,771	N/M	N/M	1.0	$—	$—	N/A	N/A	N/A
BEP (Aug 2011 / Aug 2017)	$774	$338	$347	N/M	N/M	1.0	$—	$—	N/A	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(b)	Available Capital represents total capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.

The Private Equity segment has three significant contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of March 31, 2012, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of March 31, 2012:

	Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$5,388	11%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$147,802	$95,439	$52,363	55%
Transaction and Other Fees, Net	14,412	21,543	(7,131)	-33%
Management Fee Offsets	(8,627)	(505)	(8,122)	N/M

Total Management Fees	153,587	116,477	37,110	32%

Performance Fees
Realized	8,616	2,593	6,023	N/M
Unrealized	229,414	368,104	(138,690)	-38%

Total Performance Fees	238,030	370,697	(132,667)	-36%

Investment Income
Realized	7,812	2,919	4,893	168%
Unrealized	25,912	61,406	(35,494)	-58%

Total Investment Income	33,724	64,325	(30,601)	-48%
Interest and Dividend Revenue	2,552	3,288	(736)	-22%
Other	(709)	860	(1,569)	N/M

Total Revenues	427,184	555,647	(128,463)	-23%

Expenses
Compensation and Benefits
Compensation	68,889	57,627	11,262	20%
Performance Fee Compensation
Realized	4,079	1,230	2,849	N/M
Unrealized	58,043	106,501	(48,458)	-46%

Total Compensation and Benefits	131,011	165,358	(34,347)	-21%
Other Operating Expenses	28,924	28,366	558	2%

Total Expenses	159,935	193,724	(33,789)	-17%

Economic Net Income	$267,249	$361,923	$(94,674)	-26%

N/M	Not meaningful.

Revenues

Revenues were $427.2 million for the three months ended March 31, 2012, a decrease of $128.5 million compared to $555.6 million for the three months ended March 31, 2011. The decrease in revenues was primarily attributed to a decrease of $132.7 million in Performance Fees and a decrease of $30.6 million in Investment Income, partially offset by an increase of $52.4 million in Base Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $238.0 million for the three months ended March 31, 2012, a decrease of $132.7 million compared to $370.7 million for the three months ended March 31, 2011. Investment Income was $33.7 million for the three months ended March 31, 2012, a decrease of $30.6 million compared to $64.3 million for the three months ended March 31, 2011. Performance Fees continued to benefit from the strong performance of our Real Estate carry funds. However, there was a year over year decrease in the net appreciation of our BREP V and BREP VI carry funds’ investments which contributed to the decrease in Performance Fees for the three months ended March 31, 2012. The decrease in Investment Income was primarily driven by the year over year decrease in the net appreciation of investments related to the BREP VI fund, in which Blackstone owns a greater share of such investments. The carrying fair value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 4.0% for the three months ended March 31, 2012. During the three months ended March 31, 2012, the continued improvement in operating fundamentals and historically low levels of new supply, as well as the strong performance of the segment’s publicly traded retail investment, primarily resulted in the appreciation of our office and retail holdings within our contributed Real Estate funds, including fee-paying co-investments. As of March 31, 2012, the unrealized value and cumulative proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds represented 1.4 times investors’ original investments. On a realized/partially realized basis, this multiple was 2.1 times investors’ original investments.

Total Management Fees were $153.6 million for the three months ended March 31, 2012, an increase of $37.1 million compared to $116.5 million for the three months ended March 31, 2011. Base Management Fees were $147.8 million for the three months ended March 31, 2012, an increase of $52.4 million compared to $95.4 million for the three months ended March 31, 2011, which was primarily related to the commencement of BREP VII. Transaction and Other Fees were $14.4 million for the three months ended March 31, 2012, a decrease of $7.1 million compared to $21.5 million for the three months ended March 31, 2011, which was primarily related to a decrease in transaction activity.

Expenses

Expenses were $159.9 million for the three months ended March 31, 2012, a decrease of $33.8 million, compared to $193.7 million for the three months ended March 31, 2011. The decrease was primarily attributed to a $45.6 million decrease in Performance Fee Compensation, a result of a decrease in Performance Fees revenue, partially offset by an increase in Compensation of $11.3 million to $68.9 million. Compensation rose primarily due to the increased profitability of the segment, exclusive of Performance Fees and Investment Income. Other Operating Expenses of $28.9 million was flat compared to the three months ended March 31, 2011.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$31,236,540	$26,814,714
Inflows, including Commitments	5,892,884	287,996
Outflows, including Distributions	(616,731)	(926,978)
Market Appreciation	134,769	278,280

Balance, End of Period	$36,647,462	$26,454,012

Increase (Decrease)	$5,410,922	$(360,702)
Increase (Decrease)	17%	-1%

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$42,852,669	$33,165,124
Inflows, including Commitments	4,744,971	809,531
Outflows, including Distributions	(616,946)	(1,031,251)
Market Appreciation	1,342,066	2,047,186

Balance, End of Period	$48,322,760	$34,990,590

Increase	$5,470,091	$1,825,466
Increase	13%	6%

	Three Months Ended
	March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$1,143,555	$654,428	$489,127	75%

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $36.6 billion at March 31, 2012, an increase of $5.4 billion, or 17%, compared with $31.2 billion at December 31, 2011. Inflows of $5.9 billion were primarily related to additional closings of commitments in BREP VII. Outflows were $616.7 million, primarily due to realizations from various investments within the real estate segment’s funds. Market appreciation of $134.8 million was primarily related to net valuation increases from certain debt investment funds that charge management fees based on net asset value and favorable foreign exchange impact on commitments from our European focused real estate fund.

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

Assets Under Management

At March 31, 2012, Assets Under Management were $48.3 billion, an increase of $5.5 billion, or 13%, compared with $42.9 billion at December 31, 2011. The change was primarily due to inflows of $4.7 billion attributable to additional closings of commitments in BREP VII along with market appreciation of $1.3 billion primarily from our real estate carry funds as a result of increases in the carrying values within the office and retail sectors of our real estate portfolio. These increases were partially offset by outflows of $616.9 million primarily related to realizations generated by our real estate carry funds, debt investment funds and Bank of America Merrill Lynch Asia real estate platform.

At March 31, 2011, Assets Under Management were $35.0 billion, an increase of $1.8 billion, or 6%, compared with $33.2 billion at December 31, 2010. The change was primarily due to inflows of $809.5 million attributable to capital raised by our debt investment funds, market appreciation of $2.0 billion from our real estate carry funds resulting from increases in the carrying values of our real estate portfolio, primarily within the office and hospitality sectors. These inflows were partially offset by outflows of $1.0 billion related to realizations generated by BREP VI co-investments and the managed Bank of America Merrill Lynch Asia real estate platform along with the expiration of the BREP International fund’s term.

Limited Partner Capital Invested

For the three months ended March 31, 2012, Limited Partner Capital Invested was $1.1 billion, an increase of $489.1 million from $654.4 million for the three months ended March 31, 2011. This increase is primarily related to increased investment activity by our BREP VII, BREP Europe III and BREDS funds.

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

The following table presents the Internal Rates of Return of our significant real estate funds:

	Three Months Ended				March 31, 2012
	March 31,				Inception to Date
	2012		2011		Total		Realized (b)
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (c)	—	—	1%	1%	33%	23%	33%	24%
BREP IV	1%	1%	7%	5%	25%	14%	94%	65%
BREP V	4%	3%	10%	7%	12%	9%	86%	63%
BREP International II (c)	-5%	-5%	3%	2%	-2%	-4%	6%	3%
BREP VI	4%	3%	9%	6%	14%	9%	43%	35%
BREP Europe III (c)	2%	1%	1%	-2%	66%	20%	N/A	N/A
BREP VII (d)	25%	14%	N/A	N/A	126%	58%	N/M	N/M
BSSF I	8%	7%	5%	4%	14%	10%	N/A	N/A
CMBS	8%	7%	5%	4%	18%	13%	N/A	N/A
BSSF II	5%	4%	4%	3%	18%	14%	41%	34%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
N/M	Not meaningful.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Returns include partially realized investments. Investments are considered partially realized when distributed proceeds, excluding current income (dividends, interest, etc.), are a material portion of invested capital.
(c)	Euro-based net internal rates of return.
(d)	The BREP VII investment period commenced in August 2011.

The following table presents the investment record of the significant real estate carry funds from inception through March 31, 2012 for funds with closed investment periods:

	Fully Invested Funds
	Total Investments					Realized / Partially Realized Investments (a)
	Total					Total
Fund (Investment Period)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)	Invested Capital (b)	Carrying Value (c) (f)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)					(Amounts in Millions)
Pre-BREP	$141	$345	43%	33%	2.5	$141	$345	43%	33%	2.5
BREP I (Sep 1994 / Oct 1996)	$467	$1,328	51%	40%	2.8	$467	$1,328	51%	40%	2.8
BREP II (Oct 1996 / Mar 1999)	$1,219	$2,525	26%	19%	2.1	$1,219	$2,525	26%	19%	2.1
BREP III (Apr 1999 / Apr 2003)	$1,415	$3,326	27%	21%	2.3	$1,399	$3,323	28%	22%	2.4
BREP Int’l (Jan 2001 / Sep 2005)	€658	€1,321	33%	23%	2.0	€623	€1,244	33%	24%	2.0
BREP IV (Apr 2003 / Dec 2005)	$2,737	$4,130	25%	14%	1.5	$1,130	$2,691	94%	65%	2.4
BREP Int’l II (Sep 2005 / Jun 2008)	€1,336	€1,258	-1%	-3%	0.9	€162	€200	6%	3%	1.2
BREP V (Dec 2005 / Feb 2007)	$5,742	$8,609	12%	9%	1.5	$1,041	$2,531	86%	63%	2.4
BREP VI (Feb 2007 / Aug 2011)	$10,240	$14,676	14%	9%	1.4	$389	$729	43%	35%	1.9
BREP Co-Investment (Various) (g)	$2,939	$4,122	13%	11%	1.4	$114	$213	12%	11%	1.9

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when distributed proceeds, excluding current income (rent, dividends, interest, etc.), are a material portion of invested capital.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The Total Realized / Partially Realized Carrying Value includes remaining unrealized value of $1.2 billion and €150.7 million.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value after management fees, expenses and Carried Interest.

The following table presents the investment record of the significant real estate carry funds, excluding separately managed accounts, from inception through March 31, 2012 for funds with open investment periods:

	Funds in the Investment Period
		Total Investments
		Total
Fund (Investment Period)	Available Capital (a)	Invested Capital (b)	Carrying Value (c)	Gross IRR	Net IRR (d)	MOIC (e)
	(Amounts in Millions)
BREP Europe III (Jun 2008 / Dec 2013)	€2,273	€944	€1,382	65%	20%	1.5
BSSF II (Jul 2009 / Aug 2017)	$654	$1,368	$1,624	18%	14%	1.2
BREP VII (Aug 2011 / Feb 2017) (f)	$8,365	$1,228	$1,429	126%	58%	1.2

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital, and includes $549.7 million committed to deals but not yet invested. Additionally, the segment has $1.6 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Invested Capital includes recalled capital and side-by-side investments made by our employees.
(c)	Carrying value includes realized proceeds and unrealized fair value.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized fair value after management fees, expenses and Carried Interest.
(e)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(f)	The BREP VII investment period commenced in August 2011 and as of May 7, 2012 continues to raise capital.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2012:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€911	19%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of March 31, 2012: BREP Europe III, BREP VII and BSSF II.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$81,821	$75,612	$6,209	8%
Transaction and Other Fees, Net	92	727	(635)	-87%
Management Fee Offsets	(335)	(124)	(211)	-170%

Total Management Fees	81,578	76,215	5,363	7%

Performance Fees
Realized	3,298	893	2,405	N/M
Unrealized	23,187	19,253	3,934	20%

Total Performance Fees	26,485	20,146	6,339	31%

Investment Income
Realized	503	1,341	(838)	-62%
Unrealized	8,371	7,120	1,251	18%

Total Investment Income	8,874	8,461	413	5%
Interest and Dividend Revenue	386	516	(130)	-25%
Other	(127)	104	(231)	N/M

Total Revenues	117,196	105,442	11,754	11%

Expenses
Compensation and Benefits
Compensation	28,233	28,093	140	0%
Performance Fee Compensation
Realized	1,378	300	1,078	N/M
Unrealized	7,294	5,358	1,936	36%

Total Compensation and Benefits	36,905	33,751	3,154	9%
Other Operating Expenses	13,934	13,008	926	7%

Total Expenses	50,839	46,759	4,080	9%

Economic Net Income	$66,357	$58,683	$7,674	13%

N/M	Not meaningful.

Revenues

Revenues were $117.2 million for the three months ended March 31, 2012, an increase of $11.8 million compared to $105.4 million for the three months ended March 31, 2011. The increase in revenues was primarily attributable to an increase of $6.3 million in Performance Fees to $26.5 million and an increase of $5.4 million in Total Management Fees to $81.6 million.

Performance Fees were $26.5 million for the three months ended March 31, 2012, an increase of $6.3 million compared to $20.1 million for the three months ended March 31, 2011, primarily due to higher returns and an increase in Fee-Earning Assets Under Management. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 4.0% during the three months ended March 31, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was a result of the softer performance of the underlying assets of the segment in the latter quarters of 2011.

Total Management Fees were $81.6 million for the three months ended March 31, 2012, an increase of $5.4 million compared to $76.2 million for the three months ended March 31, 2011. Base Management Fees were $81.8 million for the three months ended March 31, 2012, an increase of $6.2 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 13% from the prior year period, which was primarily from net inflows.

Expenses

Expenses were $50.8 million for the three months ended March 31, 2012, an increase of $4.1 million compared to the three months ended March 31, 2011. The $4.1 million increase was primarily attributed to a $3.2 million increase in Total Compensation and Benefits and a $0.9 million increase in Other Operating Expenses. Compensation was $28.2 million for the three months ended March 31, 2012, a decrease of $0.1 million, compared to $28.1 million for the prior year period. Other Operating Expenses increased $0.9 million to $13.9 million for the three months ended March 31, 2012, compared to $13.0 million for the three months ended March 31, 2011, primarily due to an increase in other expenses, partially offset by occupancy and equipment.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,819,636	$33,159,795
Inflows, including Commitments	1,445,958	2,452,420
Outflows, including Distributions	(351,218)	(388,026)
Market Appreciation	1,629,396	622,813

Balance, End of Period	$40,543,772	$35,847,002

Increase	$2,724,136	$2,687,207
Increase	7%	8%

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$40,534,768	$34,587,292
Inflows, including Commitments	1,465,945	4,721,176
Outflows, including Distributions	(377,086)	(408,034)
Market Appreciation	1,727,648	641,652

Balance, End of Period	$43,351,275	$39,542,086

Increase	$2,816,507	$4,954,794
Increase	7%	14%

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$4,661	$196,642	$(191,981)	-98%

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of March 31,		As of March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)
BAAM Managed Funds (b)	$21,647,124	$18,144,730	52%	74%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at March 31, 2012 the incremental appreciation needed for the 48% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $392.3 million, an increase of $66.6 million, or 20.5%, compared to $325.7 million at March 31, 2011. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of March 31, 2012, 77% were within 5% of reaching their respective High Water Mark and / or Hurdle.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $40.5 billion at March 31, 2012, an increase of $2.7 billion, or 7%, compared to $37.8 billion at December 31, 2011. The change was primarily due to market appreciation of $1.6 billion and inflows of $1.4 billion, mainly from BAAM’s customized and commingled investment products, partially offset by outflows of $351.2 million. BAAM had net inflows of $737.8 million from April 1 through May 1, 2012.

Fee-Earning Assets Under Management were $35.8 billion at March 31, 2011, an increase of $2.7 billion, or 8%, compared to $33.2 billion at December 31, 2010. The change was primarily due to inflows of $2.5 billion, mainly from BAAM’s long only solutions business and commingled and customized investment products.

Assets Under Management

Assets Under Management were $43.4 billion at March 31, 2012, an increase of $2.8 billion, or 7%, compared to $40.5 billion at December 31, 2011. The change was primarily due to market appreciation of $1.7 billion and inflows of $1.5 billion, which was mainly from BAAM’s customized and commingled investment products, which was partially offset by outflows of $377.1 million.

Assets Under Management were $39.5 billion at March 31, 2011, an increase of $5.0 billion, or 14%, compared to $34.6 billion at December 31, 2010. The change was primarily due to inflows of $4.7 billion mainly from BAAM’s hedge fund manager seeding platform, long only solutions business and commingled and customized investment products.

Limited Partner Capital Invested

Limited Partner Capital Invested was $4.7 million for the three months ended March 31, 2012, a decrease of $192.0 million compared to $196.6 million for the three months ended March 31, 2011. The decrease was primarily attributable to the relative investment opportunities for our funds that employ a capital commitment structure in the first quarter of 2012.

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

The following table presents the return information of the BAAM Managed Funds, Core Fund Composite:

	Three Months Ended March 31,				Average Annual Net Returns (a)
					Periods Ended March 31, 2012
	2012		2011		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	4%	4%	2%	2%	1%	—	9%	8%	3%	2%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s BAAM managed funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit Businesses

The following table presents our results of operations for our Credit Businesses segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees
Base Management Fees	$80,094	$54,601	$25,493	47%
Transaction and Other Fees, Net	5,725	745	4,980	N/M
Management Fee Offsets	(306)	(18)	(288)	N/M

Total Management Fees	85,513	55,328	30,185	55%

Performance Fees
Realized	2,992	9,725	(6,733)	-69%
Unrealized	80,265	85,303	(5,038)	-6%

Total Performance Fees	83,257	95,028	(11,771)	-12%

Investment Income
Realized	683	1,235	(552)	-45%
Unrealized	9,211	4,532	4,679	103%

Total Investment Income	9,894	5,767	4,127	72%
Interest and Dividend Revenue	2,425	453	1,972	N/M
Other	(238)	98	(336)	N/M

Total Revenues	180,851	156,674	24,177	15%

Expenses
Compensation and Benefits
Compensation	37,143	29,549	7,594	26%
Performance Fee Compensation
Realized	6,413	5,295	1,118	21%
Unrealized	33,037	45,202	(12,165)	-27%

Total Compensation and Benefits	76,593	80,046	(3,453)	-4%
Other Operating Expenses	17,096	15,357	1,739	11%

Total Expenses	93,689	95,403	(1,714)	-2%

Economic Net Income	$87,162	$61,271	$25,891	42%

N/M	Not meaningful.

Revenues

Revenues were $180.9 million for the three months ended March 31, 2012, an increase of $24.2 million compared to the three months ended March 31, 2011. The increase in revenues was primarily attributed to an increase of $30.2 million in Total Management Fees and an increase of $4.1 million in Investment Income, partially offset by a decrease of $11.8 million in Performance Fees.

Performance Fees were $83.3 million for the three months ended March 31, 2012, a decrease of $11.8 million from the prior year period. Despite lower Performance Fees from the prior year, the overall performance across the Credit Businesses’ strategies was strong. The decrease in Performance Fees reflected a slower overall rate of appreciation from the prior year. The returns of the underlying assets for Blackstone’s credit-oriented business were 4.6% for the hedge funds, 6.5% for the mezzanine funds and 7.5% for the rescue lending funds for the three months ended March 31, 2012.

Total Management Fees were $85.5 million for the three months ended March 31, 2012, an increase of $30.2 million from the prior year period. Base Management Fees were $80.1 million for the three months ended March 31, 2012, an increase of $25.5 million compared to the prior year period, primarily due to an increase in Fee-Earning Assets Under Management.

Expenses

Expenses were $93.7 million for the three months ended March 31, 2012, a decrease of $1.7 million, or 2%, compared to the three months ended March 31, 2011. The $1.7 million decrease in expenses was primarily attributed to a decrease of $11.0 million in Performance Fee Compensation, partially offset by an increase in Compensation of $7.6 million and an increase of $1.7 million in Other Operating Expenses. Performance Fee Compensation was $39.5 million for the three months ended March 31, 2012, compared to $50.5 million for the prior year period. The decrease was primarily due to lower Performance Fees in the current quarter compared to the prior year period. Other Operating Expenses increased $1.7 million to $17.1 million for the three months ended March 31, 2012, compared to $15.4 million for the prior year period. The increase was primarily due to an increase in depreciation and amortization expense related to a one-time write-off of leasehold improvements and an increase in business development expenses related to the closing of the Harbourmaster acquisition.

Operating Metrics

The following operating metrics are used in the management of this business segment:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$30,462,786	$25,337,158
Inflows, including Commitments	11,717,548	1,033,797
Outflows, including Distributions	(1,103,029)	(936,716)
Market Appreciation	669,272	404,639

Balance, End of Period	$41,746,577	$25,838,878

Increase	$11,283,791	$501,720
Increase	37%	2%

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$36,977,394	$31,052,368
Inflows, including Commitments	14,195,260	814,219
Outflows, including Distributions	(1,304,735)	(1,091,715)
Market Appreciation	908,200	700,525

Balance, End of Period	$50,776,119	$31,475,397

Increase	$13,798,725	$423,029
Increase	37%	1%

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested	$928,173	$154,298	$773,875	N/M

N/M Not meaningful.

As of March 31, 2012, 97% of the Fee-Earning Assets Under Management of $2.9 billion in the credit-oriented flagship hedge funds were above their respective high water marks compared to 99% of the Fee-Earning Assets Under Management of $2.8 billion as of March 31, 2011.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $41.7 billion at March 31, 2012, an increase of $11.3 billion, or 37%, compared to $30.5 billion at December 31, 2011. The $11.3 billion increase was primarily due to the acquisition of Harbourmaster during the first quarter of 2012. This growth was partially offset by outflows of $1.1 billion since December 31, 2011, principally due to realizations in the rescue lending funds, outflows in the hedge funds and deleveraging of certain CLO vehicles post their reinvestment periods.

Fee-Earning Assets Under Management were $25.8 billion at March 31, 2011, an increase of $501.7 million, or 2%, compared to $25.3 billion at December 31, 2010. The increase was primarily due to market appreciation in our long only and hedge fund businesses compared to the prior year period.

Assets Under Management

Assets Under Management were $50.8 billion at March 31, 2012, an increase of $13.8 billion, or 37%, compared to $37.0 billion at December 31, 2011. The increase was primarily due to inflows of $14.2 billion, principally due to the Harbourmaster acquisition representing $10.2 billion of inflows. This was partially offset by outflows of $1.3 billion due to realizations in the rescue lending funds, outflows in the hedge funds and the deleveraging of certain CLO vehicles post their reinvestment periods.

Assets Under Management were $31.5 billion at March 31, 2011, an increase of $423.0 million, or 1%, compared to $31.1 billion at December 31, 2010. The increase was primarily due to net market appreciation across our funds.

Limited Partner Capital Invested

For the three months ended March 31, 2012, Limited Partner Capital Invested was $928.2 million, an increase of $773.9 million from $154.3 million for the three months ended March 31, 2011. The increase was primarily due to greater capital deployment on behalf of new funds as a result of an accommodating credit investment environment.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended March 31,				Average Annual Net Returns (a)
					Periods Ended March 31, 2012
	2012		2011		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	5%	4%	8%	6%	5%	4%	22%	18%	10%	7%	11%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit Businesses drawdown funds:

	Three Months Ended March 31,				March 31, 2012 Inception to Date
	2012		2011
Fund (a)	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	7%	5%	9%	7%	23%	17%
Rescue Lending Funds (c)	8%	4%	9%	6%	22%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

The following table presents the investment record of the significant Credit Businesses drawdown funds from inception through March 31, 2012:

		Total Investments					Realized / Partially Realized Investments (a)
		Total					Total
Fund	Available Capital (b)	Invested Capital (c)	Carrying Value (d)	Gross IRR	Net IRR (e)	MOIC (f)	Invested Capital (c)	Carrying Value (d) (g)	MOIC (f)
	(Dollars in Millions)						(Dollars in Millions)
Mezzanine Funds	$3,557	$3,694	$4,774	23%	17%	1.3	$1,077	$1,698	1.6
Rescue Lending Funds	1,255	2,934	3,380	22%	14%	1.2	957	1,083	1.1

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Investments are considered partially realized when realized proceeds, excluding current income (dividends, interest, etc.) are a material portion of invested capital.
(b)	Available Capital represents total capital commitments adjusted for certain expenses and expired or recallable capital, less invested capital.
(c)	Invested Capital includes recalled capital.
(d)	Carrying value includes realized proceeds and unrealized fair value.
(e)	Net Internal Rate of Return (“IRR”) represents the annualized inception to date IRR on total invested capital based on realized proceeds and unrealized value after management fees, expenses and Carried Interest.
(f)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by total invested capital.
(g)	The Realized / Partially Realized Carrying Value includes remaining unrealized value of $351.5 million.

As of March 31, 2012, the significant Credit Businesses drawdown funds were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$75,846	$70,252	$5,594	8%
Transaction and Other Fees, Net	145	6	139	N/M

Total Advisory and Transaction Fees	75,991	70,258	5,733	8%

Investment Income
Realized	583	97	486	N/M
Unrealized	(49)	393	(442)	N/M

Total Investment Income	534	490	44	9%
Interest and Dividend Revenue	1,562	1,686	(124)	-7%
Other	82	386	(304)	-79%

Total Revenues	78,169	72,820	5,349	7%

Expenses
Compensation and Benefits
Compensation	67,960	54,339	13,621	25%
Other Operating Expenses	20,686	17,531	3,155	18%

Total Expenses	88,646	71,870	16,776	23%

Economic Net Income	$(10,477)	$950	$(11,427)	N/M

N/M  Not meaningful.

Revenues

Revenues were $78.2 million for the three months ended March 31, 2012, an increase of $5.3 million, or 7%, compared to $72.8 million for the three months ended March 31, 2011. The increase in revenues was driven primarily by increases in Blackstone’s restructuring and reorganization business and in Blackstone Advisory Partners’ business, partially offset by a decrease in Blackstone’s fund placement business. The increase in

Blackstone’s restructuring and reorganization business was driven primarily by a higher amount of transaction fees recorded relative to the prior year period. The increase in Blackstone Advisory Partners’ business was due to an increase in the number of transactions compared to the prior year period. The pipelines for both the restructuring and reorganization business and the Blackstone Advisory Partners’ business remained steady across a diverse group of industries. The decrease in fees earned by Blackstone’s fund placement business was primarily due to the timing of certain transactions; however, market conditions were still moderate compared to the three months ended March 31, 2011.

Expenses

Expenses were $88.6 million for the three months ended March 31, 2012, an increase of $16.8 million, or 23%, compared to $71.9 million for the three months ended March 31, 2011. Compensation and Benefits increased $13.6 million compared to the three months ended March 31, 2011, principally due to an increase in compensation expense across all of our businesses. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $3.2 million over the three months ended March 31, 2011, principally due to increases in all other expenses.

Liquidity and Capital Resources

General

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

Total assets were $26.5 billion as of March 31, 2012, an increase of $4.6 billion from December 31, 2011. The increase in total assets was primarily attributable to a $4.6 billion increase in Investments which was primarily attributable to the Harbourmaster acquisition. Total liabilities were $16.5 billion as of March 31, 2012, an increase of $3.9 billion from December 31, 2011. The increase in total liabilities was primarily due to an increase in Loans Payable of $3.8 billion which was primarily attributable to the Harbourmaster acquisition.

For the three months ended March 31, 2012, we had Total Fee Related Revenues of $511.2 million and related expenses of $373.2 million, generating Net Fee Related Earnings from Operations of $138.0 million and Distributable Earnings of $162.1 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. As of March 31, 2012, Blackstone had $391.3 million in cash, $586.8 million invested in Blackstone’s Treasury cash management strategies, $136.1 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $140.0 million invested in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

The following table calculates Blackstone’s Distributable Earnings. Distributable Earnings is a supplemental measure of performance to assess amounts available for distributions to Blackstone unitholders, including Blackstone personnel:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Fee Related Earnings
Revenues
Total Management and Advisory Fees (a)	$496,773	$425,666
Interest and Dividend Revenue (a)	9,345	9,448
Other (a)	(1,207)	2,259
Investment Income — Blackstone’s Treasury Cash Management Strategies (b)	6,310	1,302

Total Revenues	511,221	438,675

Expenses
Compensation and Benefits — Compensation (a)	254,772	224,532
Other Operating Expenses (a)	109,521	102,975
Cash Taxes (c)	8,903	12,622

Total Expenses	373,196	340,129

Net Fee Related Earnings from Operations	138,025	98,546

Performance Fees, Net of Related Compensation
Performance Fees — Realized (a)	18,839	95,600
Compensation and Benefits — Performance Fee Compensation — Realized (a)	(12,190)	(14,543)

Total Performance Fees, Net of Compensation	6,649	81,057

Investment Income and Other
Investment Income (Loss) — Realized (a)	23,492	23,499
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (d)	(5,897)	(1,010)
Other Payables Including Payable Under Tax Receivable Agreement	(148)	(177)

Total Investment Income and Other	17,447	22,312

Distributable Earnings	$162,121	$201,915

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the provisions for and/or adjustments to income taxes that were calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(d)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Net Fee Related Earnings from Operations.

The following table is a reconciliation of Income Before Provision for Taxes to Total Segments Economic Net Income, of Total Segments, Economic Net Income to Net Fee Related Earnings from Operations, of Net Fee Related Earnings from Operations to Distributable Earnings and of Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations to Net Fee Related Earnings from Operations:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Income Before Provision for Taxes	$456,385	$117,214
IPO and Acquisition-Related Charges (a)	244,897	427,227
Amortization of Intangibles (b)	50,888	44,174
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(251,902)	71,056

Total Segments, Economic Net Income	500,268	659,671
Performance Fees Adjustment (d)	(385,756)	(600,797)
Investment Income (Loss) Adjustment (e)	(83,406)	(126,076)
Investment Income — Blackstone’s Treasury Cash Management Strategies (f)	6,310	1,302
Performance Fee Compensation and Benefits Adjustment (g)	109,512	177,068
Taxes Payable (h)	(8,903)	(12,622)

Net Fee Related Earnings from Operations	138,025	98,546
Realized Performance Fees (i)	6,649	81,057
Realized Investment Income (j)	23,492	23,499
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(5,897)	(1,010)
Other Payables Including Payable Under Tax Receivable Agreement	(148)	(177)

Distributable Earnings	$162,121	$201,915

Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations (l)	$178,596	$137,423

(a)	This adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Vehicles.
(d)	This adjustment removes from ENI the total segment amount of Performance Fees.
(e)	This adjustment removes from ENI the total segment amount of Investment Income (Loss).
(f)	This adjustment represents the realized and unrealized gain (loss) on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Net Fee Related Earnings.
(g)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(h)	Represents an implied payable for income taxes calculated using a similar methodology applied in calculating the current provision for The Blackstone Group L.P.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.

(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Net Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Earnings Before Interest, Taxes and Depreciation and Amortization from Net Fee Related Earnings from Operations represents Net Fee Related Earnings from Operations adding back the implied cash taxes payable component from the Distributable Earnings reconciliation presented above, which is included in (h), and segment interest and segment depreciation and amortization. The cash taxes payable component of (h) was $8.9 million and $12.6 million for the three months ended March 31, 2012 and 2011, respectively. Interest was $13.6 million and $12.7 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization was $10.3 million and $8.2 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of non-cash deferred compensation was $7.8 million and $5.4 million for the three months ended March 31, 2012 and 2011, respectively.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2012 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$635,406
BCP V	629,356	73,717
BCP IV	150,000	6,982
BCOM	50,000	4,766
Blackstone Energy Partners (“BEP”)	29,432	21,405
China Fund (“RMB”)	7,043	6,004
Blackstone Tactical Opportunity Fund	15,000	14,239
Woori Blackstone Korea I	5,388	2,263
Blackstone Clean Technology Partners	4,575	515
Real Estate Funds
BREP VII	300,000	261,356
BREP VI	750,000	86,288
BREP V	52,545	2,458
BREP International II	26,505	2,221
BREP Europe III	100,000	70,235
Blackstone Real Estate Special Situations Fund II	43,016	8,878
Blackstone Real Estate Special Situations Fund G	2,500	618
Blackstone Commercial Real Estate Debt Fund	10,000	2,966
Hedge Fund Solutions
Strategic Alliance II	50,000	30,761
Strategic Alliance	50,000	2,033
Credit Businesses
Capital Opportunities Fund II L.P. (“COF”)	100,000	79,260
Blackstone / GSO Capital Solutions	50,000	19,150
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	23,772	15,939

Total	$3,259,786	$1,356,327

(a)	Represents capital commitments to a number of other Credit Businesses funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI, BREP Europe III, BREP VII and COF II, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million, $100 million, and $96.1 million, respectively, of the aggregate applicable general partner original commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2012, no units were repurchased. As of March 31, 2012, the amount remaining available for repurchases was $335.8 million under this program.

Distributions

Distributable Earnings will only be a starting point for our determination of the amount to be distributed to unitholders because as noted above, in determining the amount to be distributed we will subtract from Distributable Earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and our funds, to comply with applicable law or any of our debt instruments or other agreements, or to provide for future distributions to our unitholders for any ensuing quarter. In most years the aggregate amounts of our distributions to unitholders will typically be less than our Distributable Earnings for that year.

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

Because the subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Blackstone’s 2011 Annual Report on Form 10-K, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders in respect of each fiscal year are expected to be less, on a per unit basis, than the amounts distributed by the Blackstone Holdings partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships in respect of their Blackstone Holdings partnership units.

Leverage

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of March 31, 2012, we had total partners’ capital of $9.4 billion, including $391.3 million in cash, $586.8 million invested in Blackstone’s Treasury cash management strategies, $136.1 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $140.0 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2012	$83.8	$189.1	$82.7
Balance, December 31, 2011	139.5	101.8	143.8
Three Months Ended March 31, 2012
Average Daily Balance	108.9	137.6	108.7
Maximum Daily Balance	147.4	202.4	191.7

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2012 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	April 1, 2012 to December 31, 2012	2013–2014	2015–2016	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$47,358	$108,964	$96,643	$225,112	$478,077
Purchase Obligations	11,031	7,736	1,548	991	21,306
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	63,250	126,500	126,500	139,990	456,240
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	891	6,228	—	—	7,119
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	100	88	—	—	188
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	13,541	377,642	652,128	12,700,602	13,743,913
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	184,306	472,524	417,751	956,036	2,030,617
Blackstone Funds Capital Commitments to Investee Funds (h)	34,186	—	—	—	34,186
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	82,076	121,346	975,138	1,178,560
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,356,327	—	—	—	1,356,327
Unrecognized Tax Benefits, Including Interest (k)	3,678	3,628	—	—	7,306

Consolidated Contractual Obligations	1,714,668	1,185,386	1,415,916	15,997,869	20,313,839
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(13,541)	(377,642)	(652,128)	(12,700,602)	(13,743,913)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(184,306)	(472,524)	(417,751)	(956,036)	(2,030,617)
Blackstone Funds Capital Commitments to Investee Funds (h)	(34,186)	—	—	—	(34,186)

Blackstone Operating Entities Contractual Obligations	$1,482,635	$335,220	$346,037	$2,341,231	$4,505,123

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.

(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of March 31, 2012, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2012, at spreads to market rates pursuant to the financing agreements, and range from 1.08% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2012, at spreads to market rates pursuant to the financing agreements, and range from 0.30% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.
(k)	The total represents gross unrecognized tax benefits of $6.4 million and interest of $0.9 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $8.2 million and interest of $1.2 million; therefore, such amounts are not included in the above contractual obligations table.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 16. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2012.

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

As of March 31, 2012, the clawback obligations were $269.7 million, of which $99.0 million related to Blackstone Holdings and $170.7 million related to current and former Blackstone personnel. (See Note 15. “Related Party Transactions” and Note 16. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Where the VIEs have qualified for the deferral of the consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies” in the “notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our 2011 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

On private equity, real estate, and certain credit-oriented funds:

•	0.30% to 1.75% of committed capital during the commitment period,

•	0.50% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2.00% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.50% to 1.50% of fund assets.

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

Other Revenue — Other Revenue consists of foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and other revenues.

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

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, government and agency securities, less liquid and restricted equity securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain fund of hedge funds and proprietary investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

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

In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, certain funds of hedge funds and credit-oriented investments.

Such investments are valued on a quarterly basis, taking into consideration any changes in key unobservable inputs and changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-oriented funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the observability of pricing inputs as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

The carrying value of goodwill was $1.7 billion as of March 31, 2012 and December 31, 2011. Intangible Assets and Goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of March 31, 2012 and December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2012 and March 31, 2011, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	As of March 31,
	2012	2011
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	26%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2012 and March 31, 2011, we estimate that a 10% decline in fair value of the investments would have the following effects:

	March 31,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$47,926	$1,065,477	$235,080	$44,362	$503,568	$214,424

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$29,446,553	75%
Real Estate	34,423,393	95%
Hedge Fund Solutions	41,863,596	79%
Credit Businesses	16,710,760	47%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2012 and March 31, 2011, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	March 31,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$14,032	$83,612	$32,676	$9,190	$94,647	$30,093

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Additionally, we have swapped a portion of our 6.625% senior notes into a variable rate instrument. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2012 and March 31, 2011, and our outstanding interest rate swaps, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2012	2011
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$4,707	$4,780

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. We estimate that our annualized investment income would decrease by $8.1 million, or 1.4% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $3.1 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $5.1 million, or 0.9% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements.

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

In June 2011, three related suits (Walker, Truesdell, Roth & Assocs. v. The Blackstone Group L.P., et al.) were filed against Blackstone, various Blackstone entities including some of its private equity and real estate funds, and specified Blackstone personnel relating to the sale of Extended Stay Hotels in June 2007 by certain entities in which such Blackstone funds owned significant equity interests (the “2007 Sale”). Other defendants in such suits include the buyer of Extended Stay, financial advisors to both the sellers and the buyer and specified lenders for the purchase of Extended Stay. Extended Stay subsequently filed for bankruptcy in 2009, at which time it was still owned by the buyer pursuant to the 2007 Sale. The suits, which are in the U.S. Bankruptcy Court for the Southern District of New York, were brought by a litigation trust for the benefit of creditors of Extended Stay and allege that Extended Stay was rendered insolvent by the 2007 Sale. One suit includes asserted claims of fraudulent conveyance and seeks to recover $2.1 billion allegedly transferred to the sellers in the 2007 Sale. The other two suits contain the same allegations as the first suit, assert claims for breach of fiduciary duty, unjust enrichment, illegal distributions and other claims, and seek $2.1 billion in compensatory damages and $6.3 billion in punitive damages.

Blackstone believes that all of the foregoing suits are totally without merit and intends to defend them vigorously.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flows and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. No purchases of our common units were made by us or on our behalf during the three months ended March 31, 2012. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012.

10.2	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: May 7, 2012

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)