Form 10-Q
period 2012-06-30
Blackstone Group L.P.
filed 2012-08-07
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 31, 2012 was 417,258,208. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 31, 2012 was 101,334,234.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side investments, plus the capital that we are entitled to call from investors in those funds and side-by-side investments pursuant to the terms of their respective capital commitments, plus the fair value of co-investments managed by us,

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2012	December 31, 2011
Assets
Cash and Cash Equivalents	$412,545	$754,744
Cash Held by Blackstone Funds and Other	858,607	724,762
Investments (including assets pledged of $115,354 and $101,298 at June 30, 2012 and December 31, 2011, respectively)	19,351,458	15,128,299
Accounts Receivable	586,416	406,140
Reverse Repurchase Agreements	88,524	139,485
Due from Affiliates	800,063	860,514
Intangible Assets, Net	652,874	595,488
Goodwill	1,703,602	1,703,602
Other Assets	458,646	337,396
Deferred Tax Assets	1,229,835	1,258,699

Total Assets	$26,142,570	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$12,110,532	$8,867,568
Due to Affiliates	1,763,742	1,811,468
Accrued Compensation and Benefits	977,003	903,260
Securities Sold, Not Yet Purchased	88,153	143,825
Repurchase Agreements	115,987	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	823,413	828,873

Total Liabilities	15,878,830	12,656,843

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,258,295	1,091,833

Partners’ Capital
Partners’ Capital (common units: 519,754,704 issued and outstanding as of June 30, 2012; 489,430,907 issued and outstanding as of December 31, 2011)	4,413,322	4,281,841
Appropriated Partners’ Capital	966,931	386,864
Accumulated Other Comprehensive Income	1,932	1,958
Non-Controlling Interests in Consolidated Entities	1,143,290	1,029,270
Non-Controlling Interests in Blackstone Holdings	2,479,970	2,460,520

Total Partners’ Capital	9,005,445	8,160,453

Total Liabilities and Partners’ Capital	$26,142,570	$21,909,129

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

	June 30,	December 31,
	2012	2011
Assets
Cash Held by Blackstone Funds and Other	$742,387	$598,441
Investments	12,597,840	8,961,960
Accounts Receivable	58,453	33,405
Due from Affiliates	36,289	36,502
Other Assets	55,244	12,031

Total Assets	$13,490,213	$9,642,339

Liabilities
Loans Payable	$11,045,251	$7,801,136
Due to Affiliates	225,103	311,909
Accounts Payable, Accrued Expenses and Other	311,964	244,488

Total Liabilities	$11,582,318	$8,357,533

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Management and Advisory Fees, Net	$488,048	$498,040	$959,724	$910,778

Performance Fees
Realized
Carried Interest	55,929	42,750	69,489	136,153
Incentive Fees	11,631	19,013	16,910	21,813
Unrealized
Carried Interest	84,290	611,158	383,086	1,043,305
Incentive Fees	(16,436)	(670)	50,699	79,584

Total Performance Fees	135,414	672,251	520,184	1,280,855

Investment Income (Loss)
Realized	5,758	19,303	22,093	32,086
Unrealized	(10,519)	108,711	62,307	216,106

Total Investment Income (Loss)	(4,761)	128,014	84,400	248,192

Interest and Dividend Revenue	9,267	8,848	16,903	18,338
Other	(765)	1,128	(1,972)	3,387

Total Revenues	627,203	1,308,281	1,579,239	2,461,550

Expenses
Compensation and Benefits Compensation	533,367	699,432	1,028,622	1,358,915
Performance Fee Compensation
Realized
Carried Interest	7,898	18,676	15,836	32,243
Incentive Fees	5,576	9,036	9,828	10,012
Unrealized
Carried Interest	36,815	123,714	121,359	249,670
Incentive Fees	(9,595)	(5,616)	3,183	30,953

Total Compensation and Benefits	574,061	845,242	1,178,828	1,681,793
General, Administrative and Other	135,737	126,118	278,503	255,504
Interest Expense	13,773	14,185	28,291	27,988
Fund Expenses	16,248	(714)	37,990	10,410

Total Expenses	739,819	984,831	1,523,612	1,975,695

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	248,230	(74,654)	536,372	(119,845)

Income Before Provision for Taxes	135,614	248,796	591,999	366,010
Provision for Taxes	41,337	64,199	80,090	103,049

Net Income	94,277	184,597	511,909	262,961
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(17,666)	205	36,594	22,942
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	239,934	(92,753)	437,576	(186,546)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(53,027)	190,908	54,378	297,624

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(74,964)	$86,237	$(16,639)	$128,941

Net Income (Loss) Per Common Unit — Basic and Diluted	$(0.14)	$0.18	$(0.03)	$0.28

Weighted-Average Common Units Outstanding — Basic	528,778,977	476,289,647	517,882,253	462,094,878

Weighted-Average Common Units Outstanding — Diluted	528,778,977	483,643,646	517,882,253	468,618,734

Revenues Earned from Affiliates
Management and Advisory Fees	$56,133	$118,916	$104,117	$188,954

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$94,277	$184,597	$511,909	$262,961
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(21,255)	16,985	(23,429)	21,588

Comprehensive Income	73,022	201,582	488,480	284,549
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(17,666)	205	36,594	22,942
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	220,044	(75,297)	414,173	(163,286)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(53,027)	190,908	54,378	297,624

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$(76,329)	$85,766	$(16,665)	$127,269

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Comprehensive Income	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Net Income (Loss)	—	(16,639)	—	—	437,576	54,378	475,315	36,594
Allocation of Income of Consolidated CLO Entities		—	370,084	—	(370,084)	—	—	—
Currency Translation Adjustment	—	—	—	(26)	(23,403)	—	(23,429)	—
Allocation of Currency Translation Adjustment of Consolidated Collateralized Loan Obligations		—	(23,403)	—	23,403	—	—	—
Capital Contributions	—	—	—	—	97,832	—	97,832	210,447
Capital Distributions	—	(163,964)	—	—	(47,843)	(226,326)	(438,133)	(100,728)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(3,616)	(943)	(4,559)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(33)	—	—	—	—	(33)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	12,743	—	—	—	—	12,743	—
Equity-Based Compensation	—	234,224	—	—	—	274,730	508,954	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	20,149
Net Delivery of Vested Common Units	8,175,645	(17,032)	—	—	—	(207)	(17,239)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(9,467)	—	—	—	9,467	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	22,148,152	91,649	—	—	—	(91,649)	—	—

Balance at June 30, 2012	519,754,704	$4,413,322	$966,931	$1,932	$1,143,290	$2,479,970	$9,005,445	$1,258,295

continued…

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$812,354	$2,418,517	$7,593,967	$659,390
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	86,016	—	114	—	86,130	—
Net Income (Loss)	—	128,941	—	—	(186,546)	297,624	240,019	22,942
Allocation of Income of Consolidated CLO Entities	—	—	(368,101)	—	368,101	—	—	—
Currency Translation Adjustment	—	—	—	(1,672)	23,260	—	21,588	—
Allocation of Currency Translation Adjustment of Consolidated Collateralized Loan Obligations	—	—	23,260	—	(23,260)	—	—	—
Capital Contributions	—	—	—	—	123,599	—	123,599	363,476
Capital Distributions	—	—	—	—	(94,690)	—	(94,690)	(120,136)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	1,600	(1,600)	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(2,239)	—	—	—	—	(2,239)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	49,555	—	—	—	—	49,555	—
Dividend	—	(196,384)	—	—	—	(285,857)	(482,241)	—
Equity-Based Compensation	—	352,022	—	—	—	498,273	850,295	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	966
Net Delivery of Vested Common Units	6,574,038	(30,920)	—	—	—	—	(30,920)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	—	—	—	—	—	(469)	(469)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(6,045)	—	—	—	6,045	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	55,683,133	208,257	—	—	—	(208,257)	—	—

Balance at June 30, 2011	478,349,193	$4,391,398	$211,758	$2,630	$1,024,532	$2,724,276	$8,354,594	$926,638

continued…

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net Income	$511,909	$262,961
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(520,599)	7,598
Net Realized Gains on Investments	(97,353)	(296,433)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(31,230)	(206,735)
Unrealized Depreciation (Appreciation) on Hedge Activities	22,599	(7,278)
Non-Cash Performance Fees	(332,432)	(857,921)
Non-Cash Performance Fee Compensation	150,206	322,878
Equity-Based Compensation Expense	467,005	834,923
Amortization of Intangibles	84,835	82,425
Other Non-Cash Amounts Included in Net Income	24,379	39,807
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	152,335	166,464
Cash Relinquished with Deconsolidation and Liquidation of Partnership	20,148	966
Accounts Receivable	(130,775)	3,059
Reverse Repurchase Agreements	50,961	87,450
Due from Affiliates	(20,202)	60,662
Other Assets	(8,051)	68,269
Accrued Compensation and Benefits	31,071	(132,816)
Securities Sold, Not Yet Purchased	(50,143)	(43,302)
Accounts Payable, Accrued Expenses and Other Liabilities	(425,377)	(235,626)
Repurchase Agreements	14,138	14,527
Due to Affiliates	(27,892)	(111,175)
Treasury Cash Management Strategies:
Investments Purchased	(1,382,392)	(1,755,013)
Cash Proceeds from Sale of Investments	1,356,654	1,733,108
Blackstone Funds Related:
Investments Purchased	(3,593,721)	(4,378,272)
Cash Proceeds from Sale or Pay Down of Investments	4,080,259	4,712,168

Net Cash Provided by Operating Activities	346,332	372,694

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(20,948)	(17,170)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(156,972)	(23,247)
Changes in Restricted Cash	(176)	332

Net Cash Used in Investing Activities	(178,096)	(40,085)

continued…

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(141,769)	$(214,952)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	297,528	488,094
Purchase of Interests from Certain Non-Controlling Interest Holders	(32)	(2,239)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(17,239)	(31,390)
Proceeds from Loans Payable	4,899	3,111
Repayment of Loans Payable	(10,115)	(22,445)
Distributions to Unitholders	(390,290)	(482,241)
Blackstone Funds Related:
Proceeds from Loans Payable	3,981	404
Repayment of Loans Payable	(257,283)	(224,777)

Net Cash Used in Financing Activities	(510,320)	(486,435)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(115)	8

Net Decrease in Cash and Cash Equivalents	(342,199)	(153,818)
Cash and Cash Equivalents, Beginning of Period	754,744	588,621

Cash and Cash Equivalents, End of Period	$412,545	$434,803

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$42,853	$1,970

Payments for Income Taxes	$14,752	$26,698

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(4,377)	$5,153

Net Assets Related to the Consolidation of CLO Vehicles	$233,541	$86,130

In-kind Redemption of Capital	$(2,017)	$—

In-kind Contribution of Capital	$2,017	$—

Transfer of Interests to Non-Controlling Interest Holders	$(3,615)	$1,600

Change in The Blackstone Group L.P.’s Ownership Interest	$(9,467)	$(6,045)

Net Settlement of Vested Common Units	$91,690	$102,894

Conversion of Blackstone Holdings Units to Common Units	$91,649	$208,257

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(76,569)	$(271,000)

Due to Affiliates	$63,826	$221,445

Partners’ Capital	$12,743	$49,555

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

The December 31, 2011 Condensed Consolidated Statement of Financial Condition reflects an increase of $506.2 million to reflect the cumulative effect of a reclassification to Redeemable Non-Controlling Interests in Consolidated Entities. This amount had previously been classified within Non-Controlling Interests in Consolidated Entities but should properly be, and now has been, classified within Redeemable Non-Controlling Interests in Consolidated Entities. In addition, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 reflect an increase to Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities of $0.3 million and $1.1 million, respectively, with a corresponding decrease to Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities to correctly classify the portion of Net Gains (Losses) from Fund Investment Activities attributable to Redeemable Non-Controlling Interests in Consolidated Entities. These immaterial restatements had no impact on Net Income (Loss) Attributable to The Blackstone Group L.P., Net Income (Loss) per Common Unit-Basic or Diluted, or the Condensed Consolidated Statements of Cash Flows.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation as follows:

•

As of June 30, 2012, Blackstone elected to separately present Carried Interest and Incentive Fees in each of the Realized and Unrealized components of Performance Fee Revenue and Performance Fee Compensation in the Condensed Consolidated Statements of Operations. Previously, these amounts were not separately reported. This presentation had no impact on the respective financial statement captions.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Income (Loss) attributable to Blackstone Holdings, excluding certain costs and expenses borne directly by Blackstone Holdings, is calculated based on the average number of Blackstone Holdings partnership units held by the Founder, other senior managing directors and employees.

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

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, distressed debt and non-investment grade residual interests in securitizations, corporate bonds and loans held within CLO vehicles, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles may also be classified within Level III of the fair value hierarchy.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Level II Valuation Techniques

Financial instruments classified within Level II of the fair value hierarchy comprise debt instruments, including corporate loans and bonds held by Blackstone’s consolidated CLO vehicles, those held within Blackstone’s Treasury Cash Management Strategies and debt securities sold, not yet purchased and interests in investment funds. Certain equity securities and derivative instruments valued using observable inputs are also classified as Level II.

The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:

•

Debt Instruments and Equity Securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction.

•

Investment Funds held by the consolidated Blackstone Funds are valued using net asset value per share as described in Level III Valuation Techniques – Funds of Hedge Funds. Certain investments in investment funds are classified within Level II of the fair value hierarchy as the investment can be redeemed at, or within three months of, the reporting date.

•

Freestanding Derivatives and Derivative Instruments Designated as Fair Value Hedges are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

Level III Valuation Techniques

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

Credit-Oriented Liabilities — Credit-oriented liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow methodology.

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-oriented investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in General, Administrative and Other in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings.

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

Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments removed from the assessment of effective control (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (b) the collateral maintenance implementation guidance related to that criterion. The guidance was effective for the first interim or annual period beginning on or after December 15, 2011. Blackstone enters into repurchase agreements that are currently accounted for as collateralized financing transactions. Adoption did not have a material impact on the Partnership’s financial statements.

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

The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 includes the results of Harbourmaster since the date of acquisition, January 5, 2012, through June 30, 2012. Supplemental information on an unaudited pro forma basis, as if the Harbourmaster acquisition had been consummated as of January 1, 2011 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)
Total Revenues	$1,315,307	$2,486,586

Net Income Attributable to The Blackstone Group L.P.	$92,904	$143,721

Net Income Per Common Unit — Basic	$0.20	$0.31

Net Income Per Common Unit — Diluted	$0.19	$0.31

The results for the period from January 1, 2012 to the acquisition date of January 5, 2012 are not material and, as a result, pro forma unaudited supplemental information has not been provided for the 2012 periods as the amounts are materially consistent with the amounts recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2012	2011
Finite-Lived Intangible Assets / Contractual Rights	$1,536,244	$1,394,023
Accumulated Amortization	(883,370)	(798,535)

Intangible Assets, Net	$652,874	$595,488

Amortization expense associated with Blackstone’s intangible assets was $36.7 million and $84.8 million for the three and six month periods ended June 30, 2012, respectively, and $41.6 million and $82.4 million for the three and six month periods ended June 30, 2011, respectively.

Amortization of Intangible Assets held at June 30, 2012 is expected to be $139.3 million, $88.2 million, $83.3 million, $77.1 million, and $72.8 million for each of the years ending December 31, 2012, 2013, 2014, 2015, and 2016, respectively. Blackstone’s intangible assets as of June 30, 2012 are expected to amortize over a weighted-average period of 8.8 years.

4.	INVESTMENTS

Investment

Investments consist of the following:

	June 30,	December 31,
	2012	2011
Investments of Consolidated Blackstone Funds	$14,057,705	$10,306,795
Equity Method Investments	2,253,086	2,218,103
Blackstone’s Treasury Cash Management Strategies	738,886	685,859
Performance Fees	2,271,290	1,889,152
Other Investments	30,491	28,390

	$19,351,458	$15,128,299

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $486.1 million and $449.6 million at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At June 30, 2012 and December 31, 2011, no investment exceeded the 5% threshold.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized Gains (Losses)	$(54,791)	$36,654	$(10,441)	$106,755
Net Change in Unrealized Gains (Losses)	232,484	(142,941)	388,169	(277,831)

	$177,693	$(106,287)	$377,728	$(171,076)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$177,693	$(106,287)	$377,728	$(171,076)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	70,537	31,633	158,644	51,231

Other Income — Net Gains (Losses) from Fund Investment Activities	$248,230	$(74,654)	$536,372	$(119,845)

Equity Method Investments

The Partnership recognized net gains related to its equity method investments of $44.0 million and $183.6 million for the six months ended June 30, 2012 and 2011, respectively.

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-oriented funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended June 30, 2012, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized Gains	$2,167	$1,321	$10	$1,020
Net Change in Unrealized Gains (Losses)	5,245	1,592	826	2,221

	$7,412	$2,913	$836	$3,241

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private	Real	Hedge Fund	Credit
	Equity	Estate	Solutions	Businesses	Total
Performance Fees, December 31, 2011	$620,359	$943,859	$1,858	$323,076	$1,889,152
Performance Fees Allocated as a Result of Changes in Fund Fair Values	(14,305)	388,089	10,375	104,978	489,137
Foreign Exchange Loss	—	(3,094)	—	—	(3,094)
Fund Cash Distributions	(3,349)	(19,110)	(3,843)	(77,603)	(103,905)

Performance Fees, June 30, 2012	$602,705	$1,309,744	$8,390	$350,451	$2,271,290

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized Gains	$541	$399	$796	$399
Net Change in Unrealized Gains (Losses)	(2,547)	343	190	1,292

	$(2,006)	$742	$986	$1,691

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of June 30, 2012 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$145,694	$7,724	(a	)	(a	)
Credit Driven	163,176	1,980	(b	)	(b	)
Event Driven	99,340	—	(c	)	(c	)
Equity	287,075	—	(d	)	(d	)
Commodities	46,116	—	(e	)	(e	)

	$741,401	$9,704

(a)	Diversified Instruments include investments in hedge funds that invest across multiple strategies. Investments representing 43% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 57% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 65% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 18% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. The remaining 17% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 85% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 15% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.
(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Hedges

In June 2012, Blackstone removed the fair value designation of its interest rate swaps that were used to hedge a portion of the interest rate risk on the Partnership’s fixed rate borrowings. The impact to the Condensed Consolidated Statements of Operations for the period up through the date of de-designation is reflected within “Fair Value Hedges” in the table below. Changes in the fair value of the interest rate swaps subsequent to the date of de-designation are reflected within Freestanding Derivatives within Interest Rate Contracts in the table below.

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

	June 30, 2012				December 31, 2011
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$—	$—	$—	$—	$450,000	$67,668	$—	$—

Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	905,450	52,009	770,950	2,565	221,350	768	502,200	1,291
Foreign Currency Contracts	4,167	173	7,275	125	22,698	1,016	7,293	103
Credit Default Swaps	—	—	600	110	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	310,558	38,247	362,534	31,133	177,453	22,016	159,409	7,687
Interest Rate Contracts	176,495	8,203	176,400	4,103	95,482	7,270	191,400	10,867

Freestanding Derivatives	1,396,670	98,632	1,317,759	38,036	516,983	31,070	860,302	19,948

Total	$1,396,670	$98,632	$1,317,759	$38,036	$966,983	$98,738	$860,302	$19,948

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$1,342	$1,164	$548	$597

Excluded from Assessment of Effectiveness	$4,950	$7,049	$(938)	$(374)

Realized Gain	22,941	—	22,941	—
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,687)	$(1,538)	$(2,551)	$(536)
Foreign Currency Contracts	1,070	(591)	2,795	(1,291)
Other	7	56	7	(22)

Total	$(1,610)	$(2,073)	$251	$(1,849)

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$1,022	$3,087	$7,619	$1,907
Foreign Currency Contracts	(14,386)	4,536	(665)	4,266
Credit Default Swaps	(45)	—	(41)	—
Other	—	(21)	—	(19)

Total	$(13,409)	$7,602	$6,913	$6,154

Since the inception of the above mentioned hedge designation, Blackstone recognized a $64.2 million increase in the fair value of the hedged borrowing. This basis adjustment will be accreted using the effective interest method through August 15, 2019, the remaining term of the hedged borrowing.

As of June 30, 2012 and December 31, 2011, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of June 30, 2012	As of December 31, 2011

Assets
Loans and Receivables	$104,207	$8,555
Assets of Consolidated CLO Vehicles
Corporate Loans	11,427,207	7,901,020
Corporate Bonds	228,741	153,653
Other	70,564	77,295

	$11,830,719	$8,140,523

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$10,534,253	$7,449,766
Subordinated Notes	701,648	630,236

	$11,235,901	$8,080,002

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2012		2011
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)

Assets
Loans and Receivables	$—	$(402)	$—	$(287)
Assets of Consolidated CLO Vehicles
Corporate Loans	(63,992)	12,481	22,880	(83,940)
Corporate Bonds	311	(3,386)	102	(1,293)
Other	1,419	6,626	—	(1,247)

	$(62,262)	$15,319	$22,982	$(86,767)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$1	$(21,509)	$(2,319)	$(92,519)
Subordinated Notes	—	42,247	—	(43,647)

	$1	$20,738	$(2,319)	$(136,166)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30,
	2012		2011
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)

Assets
Loans and Receivables	$—	$(396)	$—	$(287)
Assets of Consolidated CLO Vehicles
Corporate Loans	(24,718)	301,712	65,112	(33,721)
Corporate Bonds	718	9,295	2,149	(1,322)
Other	1,539	10,107	480	4,128

	$(22,461)	$320,718	$67,741	$(31,202)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(43)	$(114,712)	$(7,714)	$(332,477)
Subordinated Notes	—	7,764	—	(67,704)

	$(43)	$(106,948)	$(7,714)	$(400,181)

The following table presents information for those financial instruments for which the fair value option was elected:

	As of June 30, 2012			As of December 31, 2011
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal

Loans and Receivables	$1,738	$—	$—	$(162)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(837,123)	61,771	(71,836)	(674,496)	17,574	(29,384)
Corporate Bonds	(7,505)	—	—	(9,360)	7,560	(2,656)

	$(842,890)	$61,771	$(71,836)	$(684,018)	$25,134	$(32,040)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of June 30, 2012 and December 31, 2011, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$3,590	$713,287	$716,877
Equity Securities	83,439	28,506	212,309	324,254
Partnership and LLC Interests	183	490	547,915	548,588
Debt Instruments	—	720,111	21,363	741,474
Assets of Consolidated CLO Vehicles
Corporate Loans	—	10,426,445	1,000,762	11,427,207
Corporate Bonds	—	191,512	37,229	228,741
Freestanding Derivatives — Foreign Currency Contracts	—	38,247	—	38,247
Freestanding Derivatives — Interest Rate Contracts	—	8,203	—	8,203
Other	328	16,495	7,291	24,114

Total Investments of Consolidated Blackstone Funds	83,950	11,433,599	2,540,156	14,057,705
Blackstone’s Treasury Cash Management Strategies	281,089	457,597	200	738,886
Money Market Funds	135,663	—	—	135,663
Freestanding Derivatives
Interest Rate Contracts	609	51,400	—	52,009
Foreign Currency Contracts	—	173	—	173
Loans and Receivables	—	—	104,207	104,207
Other Investments	2,977	6,352	21,162	30,491

	$504,288	$11,949,121	$2,665,725	$15,119,134

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$10,534,253	$10,534,253
Subordinated Notes	—	—	701,648	701,648
Freestanding Derivatives — Foreign Currency Contracts	—	31,133	—	31,133
Freestanding Derivatives — Interest Rate Contracts	—	4,103	—	4,103
Freestanding Derivatives
Interest Rate Contracts	235	2,330	—	2,565
Foreign Currency Contracts	—	125	—	125
Credit Default Swaps	—	110	—	110
Securities Sold, Not Yet Purchased	—	88,153	—	88,153

	$235	$125,954	$11,235,901	$11,362,090

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Transfers from Level I into Level II (a)	$15,924	$45,440
Transfers from Level II into Level I (b)	$529	$801

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2012. The disclosure below excludes financial instruments for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on prices from prior transactions or third party pricing information without adjustment and financial instruments for which fair value is determined by net asset value.

	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Assets
Equity Securities	$124,105	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple	8.1% - 25.0% 1.6% - 83.4% 5.8x - 17.0x

	1,931	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.8x 6.5x - 8.3x

Partnership and LLC Interests	533,520	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple Exit Capitalization Rate	3.1% - 22.5% -5.6% - 62.0% 4.5x - 14.8x 1.0% - 9.5%

Debt Instruments	8,499	Discounted Cash Flows	Discount Rate Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	10.7% - 48.0% 7.5% 2.0% 70.0% 12 months 20.0% 3.2%

	772	Market Comparable Companies	EBITDA Multiple	3.5x - 8.3x

Assets of Consolidated CLO Vehicles	128,694	Discounted Cash Flows	Discount Rate	6.0% - 18.0%

	86,555	Market Comparable Companies	EBITDA Multiple Liquidity Discount	2.0x - 10.6x 1.0% - 25.0%

Loans and Receivables	104,207	Discounted Cash Flows	Discount Rate	6.8% - 23.3%

Financial Liabilities

CLOs	$11,235,901	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Discount Rate	2.0% - 5.0% 30.0% - 70.0% 12 months 5.0% - 20.0% 3.2% 1.1% - 80.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.

The significant unobservable inputs used in the fair value measurement of the assets and obligations of consolidated CLO vehicles are discount rates, default rates, recovery rates, recovery lag, pre-payment rates and reinvestment rates. Increases (decreases) in any of the discount rates, default rates, recovery lag and pre-payment rates in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in any of the recovery rates and reinvestment rates in isolation would result in a higher (lower) fair value measurement. Generally, a change in the assumption used for default rates may be accompanied by a directionally similar change in the assumption used for recovery lag and a directionally opposite change in the assumption used for recovery rates and pre-payment rates.

The significant unobservable inputs used in the fair value measurement of equity securities, partnership and LLC interests, debt instruments, assets of consolidated CLO vehicles and loans and receivables are discount rates, exit capitalization rates, exit multiples, book value multiples, EBITDA multiples, liquidity discount and revenue compound annual growth rates. Increases (decreases) in any of discount rates and exit capitalization rates in isolation can result in a lower (higher) fair value measurement. Increases (decreases) in any of exit multiples, book value mulitples and revenue compound annual growth rates in isolation can result in a higher (lower) fair value measurement.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2012				2011
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$2,390,276	$105,004	$21,791	$2,517,071	$1,741,692	$14,034	$20,970	$1,776,696
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	—	9,570	—	—	9,570
Transfer Out Due to Deconsolidation	(1,599)			(1,599)
Transfer In to Level III (b)	171,916	—	—	171,916	4,607	—	—	4,607
Transfer Out of Level III (b)	(59,315)	—	—	(59,315)	(112,780)	—	—	(112,780)
Purchases	232,684	39,657	100	272,441	308,430	119,861	117,200	545,491
Sales	(173,516)	(41,872)	(541)	(215,929)	(154,861)	(7,719)	(531)	(163,111)
Settlements	—	(186)	—	(186)	4,933	(71)	—	4,862
Realized Gains (Losses), Net	(12,264)	—	541	(11,723)	(3,764)	—	531	(3,233)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(8,026)	1,604	(529)	(6,951)	40,026	1,003	543	41,572

Balance, End of Period	$2,540,156	$104,207	$21,362	$2,665,725	$1,837,853	$127,108	$138,713	$2,103,674

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2012				2011
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$2,103,769	$8,555	$20,164	$2,132,488	$1,602,371	$131,290	$19,672	$1,753,333
Transfer In Due to Consolidation and Acquisition (a)	122,565	—	—	122,565	9,570	—	—	9,570
Transfer Out Due to Deconsolidation	(1,599)	—	—	(1,599)
Transfer In to Level III (b)	253,608	—	—	253,608	11,162	—	—	11,162
Transfer Out of Level III (b)	(103,280)	—	—	(103,280)	(134,243)	—	—	(134,243)
Purchases	320,312	142,908	100	463,320	436,529	126,090	117,200	679,819
Sales	(229,623)	(49,251)	(541)	(279,415)	(217,826)	(129,900)	(531)	(348,257)
Settlements	—	(46)	—	(46)	—	(1,441)	—	(1,441)
Realized Gains (Losses), Net	(9,093)	—	639	(8,454)	4,087	—	531	4,618
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	83,497	2,041	1,000	86,538	126,203	1,069	1,841	129,113

Balance, End of Period	$2,540,156	$104,207	$21,362	$2,665,725	$1,837,853	$127,108	$138,713	$2,103,674

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2012			2011
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$10,984,018	$857,772	$11,841,790	$6,023,892	$567,436	$6,591,328
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	1,829,899	95,567	1,925,466
Issuances	227	—	227	204	—	204
Settlements	(140,736)	(238)	(140,974)	(73,830)	(228)	(74,058)
Realized Gains (Losses), Net	(1)	—	(1)	2,319	—	2,319
Changes in Unrealized Gains (Losses) Included in Earnings Related to Liabilities Still Held at the Reporting Date	(309,255)	(155,886)	(465,141)	77,043	43,874	120,917

Balance, End of Period	$10,534,253	$701,648	$11,235,901	$7,859,527	$706,649	$8,566,176

	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2012			2011
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$7,449,766	$630,236	$8,080,002	$5,877,957	$555,632	$6,433,589
Transfer In Due to Consolidation and Acquisition (a)	3,419,084	149,225	3,568,309	1,829,899	95,567	1,925,466
Issuances	4,620	838	5,458	404	—	404
Settlements	(272,609)	(2,984)	(275,593)	(235,273)	(12,481)	(247,754)
Realized Gains (Losses), Net	43	—	43	7,715	—	7,715
Changes in Unrealized Gains (Losses) Included in Earnings Related to Liabilities Still Held at the Reporting Date	(66,651)	(75,667)	(142,318)	378,825	67,931	446,756

Balance, End of Period	$10,534,253	$701,648	$11,235,901	$7,859,527	$706,649	$8,566,176

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the acquisition of management contracts on May 16, 2011 and the Harbourmaster acquisition on January 5, 2012.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.	VARIABLE INTEREST ENTITIES

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

The assets of consolidated variable interest entities may only be used to settle obligations of these consolidated Blackstone Funds. In addition, there is no recourse to the Partnership for the consolidated VIEs’ liabilities including the liabilities of the consolidated CLO vehicles.

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

	June 30, 2012	December 31, 2011
Investments	$296,796	$238,503
Receivables	80,148	94,050

Total VIE Assets	376,944	332,553
VIE Liabilities	1,142	48
Potential Clawback Obligation	30,803	14,876

Maximum Exposure to Loss	$408,889	$347,477

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2012, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $88.1 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of $88.1 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $115.4 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	BORROWINGS

On July 13, 2012, an indirect subsidiary of Blackstone entered into an amendment to the $1.02 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment increased the borrowing capacity from $1.02 billion to $1.1 billion and extended the maturity date of the Credit Facility from April 8, 2016 to July 13, 2017. As of June 30, 2012, Blackstone had no outstanding borrowings under the Credit Facility.

The carrying value and fair value of the Blackstone issued notes as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,310	$418,480	$398,237	$404,160
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019	$660,149	$655,260	$653,467	$640,440

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At June 30, 2012 and December 31, 2011, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	June 30, 2012			December 31, 2011
	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes	$11,927,078	1.66%	4.7	$8,250,418	1.96%	4.3
Subordinated Notes	1,424,900	(a)	5.5	1,117,571	(a)	7.2

	$13,351,978			$9,367,989

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes as of June 30, 2012 are amounts due to non-consolidated affiliates of $22.0 million and $317.2 million, respectively. The fair value of Senior Secured and Subordinated Notes as of June 30, 2012 was $10.5 billion and $701.6 million, respectively, of which $15.7 million and $191.1 million represents the amounts due to affiliates.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2012 and December 31, 2011, the fair value of the consolidated CLO assets was $12.5 billion and $8.7 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of June 30, 2012 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2012	$594	$7,606	$8,200
2013	1,188	85,192	86,380
2014	5,040	289,770	294,810
2015	—	624,007	624,007
Thereafter	1,000,000	12,362,341	13,362,341

Total	$1,006,822	$13,368,916	$14,375,738

12.	INCOME TAXES

Blackstone’s effective tax rate was 30.5% and 25.8% for the three months ended June 30, 2012 and 2011, respectively, and 13.5% and 28.2% for the six months ended June 30, 2012 and 2011, respectively. Blackstone’s income tax provision was an expense of $41.3 million and an expense of $64.2 million for the three months ended June 30, 2012 and 2011, respectively, and an expense of $80.1 million and an expense of $103.0 million for the six months ended June 30, 2012 and 2011, respectively.

Blackstone’s effective tax rate for the three and six months ended June 30, 2012 and 2011 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

13.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and six months ended June 30, 2012 and June 30, 2011 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss) Attributable to The Blackstone Group L.P.	$(74,964)	$86,237	$(16,639)	$128,941

Basic Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	528,778,977	476,289,647	517,882,253	462,094,878

Net Income (Loss) Per Common Unit	$(0.14)	$0.18	$(0.03)	$0.28

Diluted Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	528,778,977	476,289,647	517,882,253	462,094,878
Weighted-Average Unvested Deferred Restricted Common Units	—	7,353,999	—	6,523,856

Weighted-Average Diluted Common Units Outstanding	528,778,977	483,643,646	517,882,253	468,618,734

Diluted Net Income (Loss) Per Common Unit	$(0.14)	$0.18	$(0.03)	$0.28

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-Average Blackstone Holdings Partnership Units	591,155,160	625,526,089	596,986,114	641,817,877

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

During the six months ended June 30, 2012, no units were repurchased. As of June 30, 2012, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and six months ended June 30, 2012, the Partnership recorded compensation expense of $244.6 million and $467.0 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $7.2 million and $12.7 million, respectively. For the three and six months ended June 30, 2011, the Partnership recorded compensation expense of $408.6 million and $834.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $4.5 million and $8.7 million, respectively. As of June 30, 2012, there was $2.2 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,128,718,375 as of June 30, 2012. Total outstanding unvested phantom units were 221,356 as of June 30, 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2012 and a summary of changes during the period January 1, 2012 through June 30, 2012 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value

Balance, December 31, 2011	89,644,650	$29.88	17,635,945	$18.50	218,583	$13.88
Granted	1,612,611	14.04	1,550,478	13.25	6,736	12.82
Vested	(23,409,788)	30.36	(4,598,271)	19.94	(3,963)	13.33
Forfeited	(2,063,277)	30.58	(619,522)	19.79	—	—

Balance, June 30, 2012	65,784,196	$29.30	13,968,630	$17.20	221,356	$12.22

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2012, are expected to vest:

	Units	Weighted-Average Service Period in Years

Blackstone Holdings Partnership Units	61,474,866	2.9
Deferred Restricted Blackstone Common Units and Options	11,895,121	2.6

Total Equity-Based Awards	73,369,987	2.8

Phantom Units	206,333	2.9

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of June 30, 2012 and December 31, 2011, Due from Affiliates and Due to Affiliates comprised the following:

	June 30,	December 31,
	2012	2011
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$160,755	$167,415
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	150,482	223,281
Amounts Due from Portfolio Companies and Funds	278,602	234,254
Investments Redeemed in Non-Consolidated Funds of Funds	1,522	67,608
Management and Performance Fees Due from Non-Consolidated Funds of Funds	79,647	71,162
Payments Made on Behalf of Non-Consolidated Entities	120,510	87,711
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	8,545	9,083

	$800,063	$860,514

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2012	December 31, 2011

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,167,547	$1,112,330
Accrual for Potential Repayment of Previously Received Performance Fees	261,007	266,300
Due to Note-Holders of Consolidated CLO Vehicles	206,842	292,372
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	32,055	20,526
Payable to Affiliates for Consolidated Funds in Liquidation	51,760	58,793
Distributions Received on Behalf of Blackstone Entities	35,286	42,620
Payments Made by Non-Consolidated Entities	9,245	18,527

	$1,763,742	$1,811,468

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of June 30, 2012 and December 31, 2011, the founder’s, other senior managing directors’ and employees’ investments aggregated $782.3 million and $715.5 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $9.9 million and $61.1 million for the three months ended June 30, 2012 and 2011, respectively, and $43.3 million and $131.9 million for the six months ended June 30, 2012 and 2011, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $56.1 million and $118.9 million for the three months ended June 30, 2012 and 2011, respectively. Management and Advisory Fees earned from affiliates totaled $104.1 million and $189.0 million for the six months ended June 30, 2012 and 2011, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2012. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $357.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.3 billion of investment commitments as of June 30, 2012 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $53.2 million as of June 30, 2012 which includes $30.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $4.9 million as of June 30, 2012.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of June 30, 2012 was $41.6 million.

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

The following table presents the clawback obligations by segment:

	June 30, 2012			December 31, 2011
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$69,412	$134,336	$203,748	$68,044	$128,756	$196,800
Real Estate	30,840	26,411	57,251	30,841	38,659	69,500
Credit Businesses	—	8	8	—	—	—

Total	$100,252	$160,755	$261,007	$98,885	$167,415	$266,300

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2012, $412.1 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Prior to June 30, 2012, EI had been called Economic Net Income. The renaming of this measure did not change any of the previously reported amounts. Economic Net Income (“ENI”) now represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$87,475	$127,817	$84,278	$81,774	$—	$381,344
Advisory Fees	—	—	—	—	93,372	93,372
Transaction and Other Fees, Net	14,951	25,151	65	9,184	102	49,453
Management Fee Offsets	(672)	(5,357)	(375)	(1,569)	—	(7,973)

Total Management and Advisory Fees, Net	101,754	147,611	83,968	89,389	93,474	516,196

Performance Fees
Realized
Carried Interest	28,781	13,539	—	13,609	—	55,929
Incentive Fees	—	7,766	1,175	2,751	—	11,692
Unrealized
Carried Interest	(87,893)	144,510	—	27,673	—	84,290
Incentive Fees	—	(1,526)	(10,981)	(4,567)	—	(17,074)

Total Performance Fees	(59,112)	164,289	(9,806)	39,466	—	134,837

Investment Income (Loss)
Realized	(6,195)	9,067	929	5,638	(79)	9,360
Unrealized	(28,337)	14,944	(3,636)	(9,156)	561	(25,624)

Total Investment Income	(34,532)	24,011	(2,707)	(3,518)	482	(16,264)
Interest and Dividend Revenue	3,114	3,277	495	1,752	1,753	10,391
Other	562	(590)	27	(787)	(40)	(828)

Total Revenues	11,786	338,598	71,977	126,302	95,669	644,332

Expenses
Compensation and Benefits
Compensation	53,775	76,576	34,559	42,845	61,129	268,884
Performance Fee Compensation
Realized
Carried Interest	804	3,401	—	3,694	—	7,899
Incentive Fees	—	3,871	(345)	2,049	—	5,575
Unrealized
Carried Interest	(8,259)	31,677	—	13,397	—	36,815
Incentive Fees	—	(629)	(2,820)	(6,147)	—	(9,596)

Total Compensation and Benefits	46,320	114,896	31,394	55,838	61,129	309,577
Other Operating Expenses	30,521	26,560	14,506	15,749	25,702	113,038

Total Expenses	76,841	141,456	45,900	71,587	86,831	422,615

Economic Income (Loss)	$(65,055)	$197,142	$26,077	$54,715	$8,838	$221,717

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$82,297	$97,467	$79,290	$57,420	$—	$316,474
Advisory Fees	—	—	—	—	102,243	102,243
Transaction and Other Fees, Net	52,353	49,288	861	849	210	103,561
Management Fee Offsets	(7,629)	(745)	(196)	(105)	—	(8,675)

Total Management and Advisory Fees, Net	127,021	146,010	79,955	58,164	102,453	513,603

Performance Fees
Realized
Carried Interest	1,362	11,798	—	29,592	—	42,752
Incentive Fees	—	9,034	667	7,762	—	17,463
Unrealized
Carried Interest	187,190	433,280	—	(9,313)	—	611,157
Incentive Fees	—	(3,822)	3,441	2,067	—	1,686

Total Performance Fees	188,552	450,290	4,108	30,108	—	673,058

Investment Income (Loss)
Realized	3,021	11,394	12,855	3,236	226	30,732
Unrealized	76,947	37,332	(12,864)	5,437	(15)	106,837

Total Investment Income (Loss)	79,968	48,726	(9)	8,673	211	137,569
Interest and Dividend Revenue	3,197	2,989	472	902	1,723	9,283
Other	665	515	(38)	(47)	33	1,128

Total Revenues	399,403	648,530	84,488	97,800	104,420	1,334,641

Expenses
Compensation and Benefits
Compensation	64,633	70,651	31,674	33,071	72,363	272,392
Performance Fee Compensation
Realized
Carried Interest	49	5,095	—	13,531	—	18,675
Incentive Fees	—	4,287	253	4,496	—	9,036
Unrealized
Carried Interest	29,309	92,392	—	2,012	—	123,713
Incentive Fees	—	(1,371)	2,955	(7,200)	—	(5,616)

Total Compensation and Benefits	93,991	171,054	34,882	45,910	72,363	418,200
Other Operating Expenses	30,124	22,971	16,075	10,226	19,967	99,363

Total Expenses	124,115	194,025	50,957	56,136	92,330	517,563

Economic Income	$275,288	$454,505	$33,531	$41,664	$12,090	$817,078

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$644,332	$(17,129	)(a)	$627,203	$1,334,641	$(26,360	)(a)	$1,308,281
Expenses	$422,615	$317,204	(b)	$739,819	$517,563	$467,268	(b)	$984,831
Other Income	$—	$248,230	(c)	$248,230	$—	$(74,654	)(c)	$(74,654)
Economic Income	$221,717	$(86,103	)(d)	$135,614	$817,078	$(568,282	)(d)	$248,796

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2012	2011
Fund Management Fees and Performance Fees Eliminated in Consolidation	$15,892	$24,416
Fund Expenses Added in Consolidation	17,170	403
Non-Controlling Interests in Income (Loss) of Consolidated Entities	222,268	(92,548)
Transaction-Related Other Income	(7,100)	(6,925)

Total Consolidation Adjustments and Reconciling Items	$248,230	$(74,654)

(d)	The reconciliation of Economic Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2012	2011
Economic Income	$221,717	$817,078

Adjustments
Amortization of Intangibles	(39,435)	(44,905)
IPO and Acquisition-Related Charges	(268,936)	(430,829)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	222,268	(92,548)

Total Consolidation Adjustments and Reconciling Items	(86,103)	(568,282)

Income Before Provision (Benefit) for Taxes	$135,614	$248,796

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s five segments for the six months ended June 30, 2012 and 2011:

	June 30, 2012 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$173,264	$275,619	$166,099	$161,868	$—	$776,850
Advisory Fees	—	—	—	—	169,218	169,218
Transaction and Other Fees, Net	33,048	39,563	157	14,909	247	87,924
Management Fee Offsets	(4,454)	(13,984)	(710)	(1,875)	—	(21,023)

Total Management and Advisory Fees	201,858	301,198	165,546	174,902	169,465	1,012,969

Performance Fees
Realized
Carried Interest	32,714	22,156	—	14,619	—	69,489
Incentive Fees	—	7,765	4,473	4,733	—	16,971
Unrealized
Carried Interest	(53,842)	366,010	—	70,918	—	383,086
Incentive Fees	—	6,388	12,206	32,453	—	51,047

Total Performance Fees	(21,128)	402,319	16,679	122,723	—	520,593

Investment Income (Loss)
Realized	7,716	16,879	1,432	6,321	504	32,852
Unrealized	(11,868)	40,856	4,735	55	512	34,290

Total Investment Income (Loss)	(4,152)	57,735	6,167	6,376	1,016	67,142
Interest and Dividend Revenue	5,534	5,829	881	4,177	3,315	19,736
Other	347	(1,299)	(100)	(1,025)	42	(2,035)

Total Revenues	182,459	765,782	189,173	307,153	173,838	1,618,405

Expenses
Compensation and Benefits
Compensation	106,322	145,465	62,792	79,988	129,089	523,656
Performance Fee Compensation
Realized
Carried Interest	1,124	7,478	—	7,235	—	15,837
Incentive Fees	—	3,873	1,033	4,921	—	9,827
Unrealized
Carried Interest	(9,311)	85,952	—	44,717	—	121,358
Incentive Fees	—	3,139	4,474	(4,430)	—	3,183

Total Compensation and Benefits	98,135	245,907	68,299	132,431	129,089	673,861
Other Operating Expenses	59,402	55,484	28,440	32,845	46,388	222,559

Total Expenses	157,537	301,391	96,739	165,276	175,477	896,420

Economic Income	$24,922	$464,391	$92,434	$141,877	$(1,639)	$721,985

Segment Assets as of June 30, 2012	$3,736,660	$4,495,602	$794,310	$1,881,416	$575,373	$11,483,361

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$162,232	$192,906	$154,902	$112,021	$—	$622,061
Advisory Fees	—	—	—	—	172,495	172,495
Transaction and Other Fees, Net	87,695	70,831	1,588	1,594	216	161,924
Management Fee Offsets	(15,518)	(1,250)	(320)	(123)	—	(17,211)

Total Management and Advisory Fees	234,409	262,487	156,170	113,492	172,711	939,269

Performance Fees
Realized
Carried Interest	83,751	14,169	—	38,233	—	136,153
Incentive Fees	—	9,256	1,560	8,846	—	19,662
Unrealized
Carried Interest	219,727	794,726	—	28,852	—	1,043,305
Incentive Fees	—	2,836	22,694	49,205	—	74,735

Total Performance Fees	303,478	820,987	24,254	125,136	—	1,273,855

Investment Income
Realized	20,928	14,313	14,196	4,471	323	54,231
Unrealized	106,073	98,738	(5,744)	9,969	378	209,414

Total Investment Income	127,001	113,051	8,452	14,440	701	263,645
Interest and Dividend Revenue	6,702	6,277	988	1,355	3,409	18,731
Other	1,476	1,375	66	51	419	3,387

Total Revenues	673,066	1,204,177	189,930	254,474	177,240	2,498,887

Expenses
Compensation and Benefits
Compensation	119,557	128,278	59,767	62,620	126,702	496,924
Performance Fee Compensation
Realized
Carried Interest	7,767	6,221	—	18,256	—	32,244
Incentive Fees	—	4,391	553	5,066	—	10,010
Unrealized
Carried Interest	34,773	193,350	—	21,545	—	249,668
Incentive Fees	—	4,172	8,313	18,469	—	30,954

Total Compensation and Benefits	162,097	336,412	68,633	125,956	126,702	819,800
Other Operating Expenses	58,837	51,337	29,083	25,583	37,498	202,338

Total Expenses	220,934	387,749	97,716	151,539	164,200	1,022,138

Economic Income	$452,132	$816,428	$92,214	$102,935	$13,040	$1,476,749

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2012 and 2011:

	June 30, 2012 and the Six Months Then Ended				Six Months Ended June 30, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,618,405	$(39,166	)(a)	$1,579,239	$2,498,887	$(37,337	)(a)	$2,461,550
Expenses	$896,420	$627,192	(b)	$1,523,612	$1,022,138	$953,557	(b)	$1,975,695
Other Income	$—	$536,372	(c)	$536,372	$—	$(119,845	)(c)	$(119,845)
Economic Income	$721,985	$(129,986	)(d)	$591,999	$1,476,749	$(1,110,739	)(d)	$366,010
Total Assets	$11,483,361	$14,659,209	(e)	$26,142,570

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2012	2011
Fund Management Fees and Performance Fees Eliminated in Consolidation	$36,490	$33,519
Fund Expenses Added in Consolidation	39,877	12,616
Non-Controlling Interests in Income (Loss) of Consolidated Entities	474,170	(163,604)
Transactional Other Income	(14,165)	(2,376)

Total Consolidation Adjustments and Reconciling Items	$536,372	$(119,845)

(d)	The reconciliation of Economic Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2012	2011
Economic Income	$721,985	$1,476,749

Adjustments
Amortization of Intangibles	(90,323)	(89,079)
IPO and Acquisition-Related Charges	(513,833)	(858,056)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	474,170	(163,604)

Total Consolidation Adjustments and Reconciling Items	(129,986)	(1,110,739)

Income (Loss) Before Provision for Taxes	$591,999	$366,010

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

18.	SUBSEQUENT EVENTS

On July 13, 2012, an indirect subsidiary of Blackstone amended its revolving credit facility. The amendment is described in Note 11. “Borrowings.”

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2012
	Consolidated Operating Partnerships †	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$412,545	$—	$—	$412,545
Cash Held by Blackstone Funds and Other	48,699	809,908	—	858,607
Investments	5,740,450	14,033,943	(422,935)	19,351,458
Accounts Receivable	489,664	96,752	—	586,416
Reverse Repurchase Agreements	88,524	—	—	88,524
Due from Affiliates	790,211	41,211	(31,359)	800,063
Intangible Assets, Net	652,874	—	—	652,874
Goodwill	1,703,602	—	—	1,703,602
Other Assets	326,957	136,089	(4,400)	458,646
Deferred Tax Assets	1,229,835	—	—	1,229,835

Total Assets	$11,483,361	$15,117,903	$(458,694)	$26,142,570

Liabilities and Partners’ Capital
Loans Payable	$1,065,281	$11,045,251	$—	$12,110,532
Due to Affiliates	1,489,401	328,808	(54,467)	1,763,742
Accrued Compensation and Benefits	977,003	—	—	977,003
Securities Sold, Not Yet Purchased	88,153	—	—	88,153
Repurchase Agreements	115,987	—	—	115,987
Accounts Payable, Accrued Expenses and Other Liabilities	332,152	495,661	(4,400)	823,413

Total Liabilities	4,067,977	11,869,720	(58,867)	15,878,830

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,258,295	—	1,258,295

Partners’ Capital
Partners’ Capital	4,413,322	400,958	(400,958)	4,413,322
Appropriated Partners’ Capital	—	966,931	—	966,931
Accumulated Other Comprehensive Income	1,452	480	—	1,932
Non-Controlling Interests in Consolidated Entities	520,640	621,519	1,131	1,143,290
Non-Controlling Interests in Blackstone Holdings	2,479,970	—	—	2,479,970

Total Partners’ Capital	7,415,384	1,989,888	(399,827)	9,005,445

Total Liabilities and Partners’ Capital	$11,483,361	$15,117,903	$(458,694)	$26,142,570

†	Included within the assets and liabilities of the Consolidated Operating Partnerships is $1.8 billion representing net accrued performance fees due from the Blackstone Funds. Additional detail on this amount is presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations — Net Accrued Performance Fees” of this filing.

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition-(Continued)

(Dollars in Thousands)

	December 31, 2011
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$754,744	$—	$—	$754,744
Cash Held by Blackstone Funds and Other	46,282	678,480	—	724,762
Investments	5,289,125	10,282,084	(442,910)	15,128,299
Accounts Receivable	347,241	58,899	—	406,140
Reverse Repurchase Agreements	139,485	—	—	139,485
Due from Affiliates	784,095	107,042	(30,623)	860,514
Intangible Assets, Net	595,488	—	—	595,488
Goodwill	1,703,602	—	—	1,703,602
Other Assets	325,269	12,127	—	337,396
Deferred Tax Assets	1,258,699	—	—	1,258,699

Total Assets	$11,244,030	$11,138,632	$(473,533)	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$1,066,432	$7,801,136	$—	$8,867,568
Due to Affiliates	1,425,558	437,520	(51,610)	1,811,468
Accrued Compensation and Benefits	903,260	—	—	903,260
Securities Sold, Not Yet Purchased	143,825	—	—	143,825
Repurchase Agreements	101,849	—	—	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	414,080	414,866	(73)	828,873

Total Liabilities	4,055,004	8,653,522	(51,683)	12,656,843

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,091,833	—	1,091,833

Partners’ Capital
Partners’ Capital	4,281,841	421,898	(421,898)	4,281,841
Appropriated Partners’ Capital	—	386,864	—	386,864
Accumulated Other Comprehensive Income	1,272	686	—	1,958
Non-Controlling Interests in Consolidated Entities	445,393	583,829	48	1,029,270
Non-Controlling Interests in Blackstone Holdings	2,460,520	—	—	2,460,520

Total Partners’ Capital	7,189,026	1,393,277	(421,850)	8,160,453

Total Liabilities and Partners’ Capital	$11,244,030	$11,138,632	$(473,533)	$21,909,129

(a)	The Consolidated Blackstone Funds consisted of the following:

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

•

Real Estate. We are a world leader in real estate investing since launching our first real estate fund in 1994. We have managed or continue to manage seven global opportunistic real estate funds, three European focused opportunistic real estate funds, a number of real estate debt investment funds and a Bank of America Merrill Lynch Asia real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our “BREDS” funds.

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

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income

(i.e., a carried interest) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

Following a generally positive first quarter for global markets, equity indices declined and volatility increased, driven by increased caution around economic growth and the European sovereign debt situation. The MSCI World index declined 6% and the S&P 500 was down 3%. Credit indices were more mixed, with high grade prices up, and high yield flat-to-down. High yield spreads widened modestly by 40 basis points during the quarter. The Euro weakened against virtually all major currencies. Capital markets activity was mixed, although capital flows into equity mutual funds remain highly challenged, with fourteen straight months of outflows from domestic funds. M&A activity also declined.

Monetary policy remained accommodative throughout much of the world, and several central banks further eased policy late in the quarter as output slowed. In the U.S., unemployment remains persistently high despite record low interest rate levels. Investors are becoming increasingly concerned about policy risks in the second half of the year, and the upcoming U.S. “fiscal cliff.”

Despite intensified concerns around Europe starting in the month of May, financing conditions for U.S. leveraged buyouts remained generally favorable, particularly for moderately sized deals by seasoned issuers. Defaults remain at historic lows while spreads continue to be above mid-cycle norms, creating an attractive cost of financing for LBO-related issuance.

During the quarter, commercial real estate performance metrics remained healthy. The office sector continues to see improvements in leasing velocity, led primarily by demand from tech and energy tenants. National vacancy levels have declined 30 basis points to 15.7%, falling below 16% for the first time since 2009. The retail sector continues to benefit from favorable trends in tenant sales, combined with severely constrained new supply (particularly for regional malls). Overall vacancy for the retail sector fell to 13.0% during the second quarter. The industrial sector reported an eighth consecutive quarter of positive absorption, and availability currently stands at 13.2%. Trends within the U.S. hotel market continue to improve with RevPAR (“Revenue per Available Room”) growing 7.9% during the second quarter of 2012.

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

Performance Fees — Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Incentive fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

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

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Incentive fees earned on hedge fund structures are realized at the end of each fund’s measurement period.

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the terms of the fund.

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

Expenses

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation and Benefits consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds and side-by-side entities held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Non-Controlling Interests in Blackstone Holdings

Non-Controlling Interests in Blackstone Holdings represent the component of Partners’ Capital in the consolidated Blackstone Holdings Partnerships held by the Founder, other senior managing directors and Blackstone employees.

Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to Non-Controlling Interests in Blackstone Holdings. This residual attribution is based on the year to date average percentage of Holdings Partnership units held by the Founder, other senior managing directors and Blackstone employees.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. On May 28, 2010, the U.S. House of Representatives passed legislation, or “May 2010 House bill”, that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that was generally similar to the legislation passed by the U.S. House of Representatives. More recently, Representative Levin and Senator Harkin (and other representatives) separately introduced similar legislation, or “2012 bills”, that would tax Carried Interest at ordinary income tax rates (which would be higher than the proposed blended rate under the May 2010 House bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

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

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds we manage. Prior to June 30, 2012, EI had been called Economic Net Income. The renaming of this measure did not change any of the previously reported amounts. Economic Net Income (“ENI”) now represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Taxes and Payables Under the Tax Receivable Agreement. It is Blackstone’s current intention that on an annual basis it will distribute to unitholders all of its Distributable Earnings, less realized investment gains and returns of capital from investments and acquisitions, in excess of amounts determined by its general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future distributions to its unitholders for any ensuing quarter.

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”) as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our discussion of Fee Related Earnings.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side investments, plus the capital that we are entitled to call from investors in those funds and side-by-side investments pursuant to the terms of their respective capital commitments, plus the fair value of co-investments managed by us,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2012 and 2011. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended				Six Months Ended
	June 30,		2012 vs. 2011		June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$488,048	$498,040	$(9,992)	-2%	$959,724	$910,778	$48,946	5%

Performance Fees
Realized
Carried Interest	55,929	42,750	13,179	31%	69,489	136,153	(66,664)	-49%
Incentive Fees	11,631	19,013	(7,382)	-39%	16,910	21,813	(4,903)	-22%
Unrealized
Carried Interest	84,290	611,158	(526,868)	-86%	383,086	1,043,305	(660,219)	-63%
Incentive Fees	(16,436)	(670)	(15,766)	N/M	50,699	79,584	(28,885)	-36%

Total Performance Fees	135,414	672,251	(536,837)	-80%	520,184	1,280,855	(760,671)	-59%

Investment Income (Loss)
Realized	5,758	19,303	(13,545)	-70%	22,093	32,086	(9,993)	-31%
Unrealized	(10,519)	108,711	(119,230)	N/M	62,307	216,106	(153,799)	-71%

Total Investment Income (Loss)	(4,761)	128,014	(132,775)	N/M	84,400	248,192	(163,792)	-66%

Interest and Dividend Revenue	9,267	8,848	419	5%	16,903	18,338	(1,435)	-8%
Other	(765)	1,128	(1,893)	N/M	(1,972)	3,387	(5,359)	N/M

Total Revenues	627,203	1,308,281	(681,078)	-52%	1,579,239	2,461,550	(882,311)	-36%

Expenses
Compensation and Benefits
Compensation	533,367	699,432	(166,065)	-24%	1,028,622	1,358,915	(330,293)	-24%
Performance Fee Compensation
Realized
Carried Interest	7,898	18,676	(10,778)	-58%	15,836	32,243	(16,407)	-51%
Incentive Fees	5,576	9,036	(3,460)	-38%	9,828	10,012	(184)	-2%
Unrealized
Carried Interest	36,815	123,714	(86,899)	-70%	121,359	249,670	(128,311)	-51%
Incentive Fees	(9,595)	(5,616)	(3,979)	-71%	3,183	30,953	(27,770)	-90%

Total Compensation and Benefits	574,061	845,242	(271,181)	-32%	1,178,828	1,681,793	(502,965)	-30%
General, Administrative and Other	135,737	126,118	9,619	8%	278,503	255,504	22,999	9%
Interest Expense	13,773	14,185	(412)	-3%	28,291	27,988	303	1%
Fund Expenses	16,248	(714)	16,962	N/M	37,990	10,410	27,580	N/M

Total Expenses	739,819	984,831	(245,012)	-25%	1,523,612	1,975,695	(452,083)	-23%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	248,230	(74,654)	322,884	N/M	536,372	(119,845)	656,217	N/M

Income Before Provision for Taxes	135,614	248,796	(113,182)	-45%	591,999	366,010	225,989	62%
Provision for Taxes	41,337	64,199	(22,862)	-36%	80,090	103,049	(22,959)	-22%

Net Income	94,277	184,597	(90,320)	-49%	511,909	262,961	248,948	95%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(17,666)	205	(17,871)	N/M	36,594	22,942	13,652	60%
Net Income (Loss) Attributable to Non- Controlling Interests in Consolidated Entities	239,934	(92,753)	332,687	N/M	437,576	(186,546)	624,122	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(53,027)	190,908	(243,935)	N/M	54,378	297,624	(243,246)	-82%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(74,964)	$86,237	$(161,201)	N/M	$(16,639)	$128,941	$(145,580)	N/M

N/M	Not meaningful.

Revenues

Total Revenues were $627.2 million for the three months ended June 30, 2012, a decrease of $681.1 million compared to Total Revenues for the three months ended June 30, 2011 of $1.3 billion. This decrease in revenues was primarily driven by a decrease of $536.8 million in Performance Fees and a decrease of $132.8 million in Investment Income (Loss). These decreases were largely driven by the volatility in the public markets as a result of global economic uncertainty.

Total Revenues were $1.6 billion for the six months ended June 30, 2012, a decrease of $882.3 million compared to Total Revenues for the six months ended June 30, 2011 of $2.5 billion. The decrease in revenues was primarily attributable to a decrease of $760.7 million in Performance Fees and a $163.8 million decrease in Investment Income (Loss), partially offset by a $48.9 million increase in Management and Advisory Fees. The decreases were largely driven by the volatility in the public markets as a result of global economic uncertainty.

Expenses

Expenses were $739.8 million for the three months ended June 30, 2012, a decrease of $245.0 million, or 25%, compared to $984.8 million for the three months ended June 30, 2011. The decrease was primarily attributable to a decrease of $271.2 million in Compensation and Benefits. Performance Fee Compensation decreased $105.1 million from the prior year period due to the reversals of Performance Fee accruals related to the decline in Performance Fees. Compensation decreased $166.1 million from the prior year period to $533.4 million primarily due to a decline in equity compensation resulting from the vesting of certain IPO awards in 2011. General, Administrative and Other expenses were $135.7 million for the current quarter, an increase of $9.6 million, driven primarily by the levels of business activity and headcount.

Expenses were $1.5 billion for the six months ended June 30, 2012, a decrease of $452.1 million, or 23%, compared to $2.0 billion for the six months ended June 30, 2011. The decrease was primarily attributable to a decrease of $503.0 million in Compensation and Benefits across the segments. Compensation decreased $330.3 million from the prior year period to $1.0 billion principally due to the absence of equity-based compensation expense discussed above. General, Administrative and Other expenses were $278.5 million for the current year period, an increase of $23.0 million driven by the same factors as for the quarterly period noted above.

Other Income

Other Income (Loss) is comprised of Net Gains (Losses) from Fund Investment Activities. Net Gains (Losses) from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income (Loss) was $248.2 million for the three months ended June 30, 2012, an increase of $322.9 million compared to $(74.7) million for the three months ended June 30, 2011. The change was principally driven by increases in unrealized gains relating to the consolidated CLO vehicles. This increase was due to a greater demand in the market from the first quarter of 2011 for the underlying investments held by the consolidated CLO vehicles which raised asset values as well as the consolidation of the CLO vehicles from the Harbourmaster and Allied Irish Banks acquisitions.

Other Income (Loss) was $536.4 million for the six months ended June 30, 2012, an increase of $656.2 million compared to $(119.8) million for the six months ended June 30, 2011. The change was principally driven by the same factors discussed above for the three month period.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended June 30, 2012 and 2011 was $41.3 million and $64.2 million, respectively. This results in an effective tax rate of 30.5% and 25.8%, respectively, based on our Income Before Provision for Taxes of $135.6 million and $248.8 million, respectively. The 4.7% increase in the effective tax rate resulted mainly due to the impact of the portion of equity-based compensation that is not deductible for tax purposes and the foreign tax provision.

Blackstone’s Provision for Taxes for the six months ended June 30, 2012 and 2011 was $80.1 million and $103.0 million, respectively. This results in an effective tax rate of 13.5% and 28.2%, respectively, based on our Income Before Provision for Taxes of $592.0 million and $366.0 million, respectively.

Two principal factors contributed to the 14.7% decrease in the effective tax rate for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. First, the GAAP equity-based compensation expense exceeds the tax deductible equity-based compensation expense. The tax expense attributable to equity-based compensation was $37.5 million for the six months ended June 30, 2012 compared to $57.8 million for the six months ended June 30, 2011. This decrease reduced our effective tax rate by 9.5% for the six months ended June 30, 2012 compared to the corresponding prior year period. Second, state and local taxes, net of federal benefit where applicable, were $19.8 million for the six months ended June 30, 2012 compared to $33.9 million for the six months ended June 30, 2011. This decrease in state and local taxes reduced our effective tax rate by 5.9% for the six months ended June 30, 2012 compared to the corresponding prior year period. The reduction was due to less income subject to New York State and New York City taxes in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income—Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

Net income (Loss) Attributed to Non-Controlling Interests in Blackstone Holdings is derived from the Income (Loss) before Provision (Benefits) for Taxes, excluding the Net Gains (Losses) from Fund Investment Activities and the percentage allocation of the income between Blackstone Holdings and the Blackstone Group L.P.

For the quarter ended June 30, 2012, the Net Loss Attributed to the Non-Controlling Interests in Blackstone Holdings was primarily driven by the reduction in revenues resulting from the variance in Performance Fees.

Operating Metrics

The following tables present certain operating metrics for the three and six months ended June 30, 2012 and 2011. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

	Three Months Ended
	June 30, 2012					June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,323,635	$36,647,462	$40,543,772	$41,746,577	$156,261,446	$35,892,804	$26,454,012	$35,847,002	$25,838,878	$124,032,696
Inflows, including Commitments (a)	298,933	2,499,061	1,218,854	1,760,420	5,777,268	24,867	1,477,485	2,201,583	3,468,704	7,172,639
Outflows, including Distributions (b)	—	(61,337)	(774,950)	(825,462)	(1,661,749)	(65,161)	(72,376)	(585,403)	(839,624)	(1,562,564)
Realizations (c)	(455,862)	(447,054)	—	(133,487)	(1,036,403)	(98,616)	(78,799)	—	(481,040)	(658,455)

Net Inflows (Outflows)	(156,929)	1,990,670	443,904	801,471	3,079,116	(138,910)	1,326,310	1,616,180	2,148,040	4,951,620
Market Appreciation (Depreciation) (d)	(7,254)	(162,009)	(826,497)	(698,281)	(1,694,041)	24,346	138,678	(218,673)	72,539	16,890

Balance, End of Period (e)	$37,159,452	$38,476,123	$40,161,179	$41,849,767	$157,646,521	$35,778,240	$27,919,000	$37,244,509	$28,059,457	$129,001,206

Increase (Decrease)	$(164,183)	$1,828,661	$(382,593)	$103,190	$1,385,075	$(114,564)	$1,464,988	$1,397,507	$2,220,579	$4,968,510
Increase (Decrease)	0%	5%	-1%	0%	1%	0%	6%	4%	9%	4%

	Six Months Ended
	June 30, 2012					June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753	$24,188,555	$26,814,714	$33,159,795	$25,337,158	$109,500,222
Inflows, including Commitments (a)	798,480	8,391,945	2,664,813	13,477,969	25,333,207	14,289,311	1,765,481	4,654,003	4,502,501	25,211,296
Outflows, including Distributions (b)	—	(67,482)	(1,126,168)	(1,329,829)	(2,523,479)	(2,173,599)	(199,962)	(973,429)	(1,544,048)	(4,891,038)
Realizations (c)	(876,475)	(1,057,641)	—	(732,150)	(2,666,266)	(555,155)	(878,191)	—	(713,332)	(2,146,678)

Net Inflows (Outflows)	(77,995)	7,266,822	1,538,645	11,415,990	20,143,462	11,560,557	687,328	3,680,574	2,245,121	18,173,580
Market Appreciation (Depreciation) (d)	(344)	(27,239)	802,898	(29,009)	746,306	29,128	416,958	404,140	477,178	1,327,404

Balance, End of Period (e)	$37,159,452	$38,476,123	$40,161,179	$41,849,767	$157,646,521	$35,778,240	$27,919,000	$37,244,509	$28,059,457	$129,001,206

Increase (Decrease)	$(78,339)	$7,239,583	$2,341,543	$11,386,981	$20,889,768	$11,589,685	$1,104,286	$4,084,714	$2,722,299	$19,500,984
Increase (Decrease)	0%	23%	6%	37%	15%	48%	4%	12%	11%	18%

	Three Months Ended
	June 30, 2012					June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$47,624,013	$48,322,760	$43,351,275	$50,776,119	$190,074,167	$43,955,392	$34,990,590	$39,542,086	$31,475,397	$149,963,465
Inflows, including Commitments (a)	859,801	1,946,272	1,230,645	1,620,906	5,657,624	240,871	1,523,362	1,919,856	3,686,847	7,370,936
Outflows, including Distributions (b)	(1,660)	(69,354)	(823,325)	(1,169,518)	(2,063,857)	(55,703)	(73,024)	(695,179)	(746,773)	(1,570,679)
Realizations (c)	(403,199)	(860,679)	—	(187,884)	(1,451,762)	(91,605)	(526,701)	—	(812,214)	(1,430,520)

Net Inflows	454,942	1,016,239	407,320	263,504	2,142,005	93,563	923,637	1,224,677	2,127,860	4,369,737
Market Appreciation (Depreciation) (d)	(1,445,403)	886,951	(869,649)	(520,240)	(1,948,341)	2,679,346	1,691,333	(188,544)	187,836	4,369,971

Balance, End of Period (e)	$46,633,552	$50,225,950	$42,888,946	$50,519,383	$190,267,831	$46,728,301	$37,605,560	$40,578,219	$33,791,093	$158,703,173

Increase (Decrease)	$(990,461)	$1,903,190	$(462,329)	$(256,736)	$193,664	$2,772,909	$2,614,970	$1,036,133	$2,315,696	$8,739,708
Increase (Decrease)	-2%	4%	-1%	-1%	0%	6%	7%	3%	7%	6%

	Six Months Ended
	June 30, 2012					June 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit Businesses	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504	$29,319,136	$33,165,124	$34,587,292	$31,052,368	$128,123,920
Inflows, including Commitments (a)	1,937,934	6,691,244	2,696,590	15,816,166	27,141,934	15,101,669	2,332,893	6,641,032	4,501,066	28,576,660
Outflows, including Distributions (b)	(2,736)	(85,756)	(1,200,411)	(1,871,043)	(3,159,946)	(64,682)	(249,487)	(1,103,213)	(1,533,205)	(2,950,587)
Realizations (c)	(1,217,408)	(1,461,224)	—	(791,094)	(3,469,726)	(1,824,063)	(1,381,489)	—	(1,117,497)	(4,323,049)

Net Inflows	717,790	5,144,264	1,496,179	13,154,029	20,512,262	13,212,924	701,917	5,537,819	1,850,364	21,303,024
Market Appreciation (d)	52,089	2,229,017	857,999	387,960	3,527,065	4,196,241	3,738,519	453,108	888,361	9,276,229

Balance, End of Period (e)	$46,633,552	$50,225,950	$42,888,946	$50,519,383	$190,267,831	$46,728,301	$37,605,560	$40,578,219	$33,791,093	$158,703,173

Increase	$769,879	$7,373,281	$2,354,178	$13,541,989	$24,039,327	$17,409,165	$4,440,436	$5,990,927	$2,738,725	$30,579,253
Increase	2%	17%	6%	37%	14%	59%	13%	17%	9%	24%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of June 30, 2012 included $292.7 million and $529.5 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $157.6 billion at June 30, 2012, an increase of $1.4 billion, or 1%, compared to $156.3 billion at March 31, 2012. Inflows of $5.8 billion were primarily related to (a) inflows of $298.9 million in our Private Equity segment primarily related to additional capital raised for our energy focused fund, Blackstone Energy Partners (“BEP”), (b) inflows of $2.5 billion in our Real Estate segment primarily related to additional closings of commitments in BREP VII, (c) inflows of $1.2 billion in our Hedge Fund Solutions segment primarily related to growth in its commingled and customized investment products and long only solutions business, and (d) inflows of $1.8 billion in our Credit Businesses segment principally due to limited partner capital invested in our carry funds and inflows across our long only platform. Outflows of $1.7 billion were primarily attributable to (a) outflows of $825.5 million in our Credit Businesses segment, due primarily to the returns of capital to investors of certain CLO vehicles post their reinvestment periods, and (b) outflows of $775.0 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners. Realizations of $1.0 billion were driven by (a) realizations of $455.9 million in our Private Equity segment that were primarily a result of the dispositions of investments in funds which earn fees based on remaining invested capital, and (b) realizations of $447.1 million in our Real Estate segment primarily due to realizations from various investments within the real estate segment’s funds. Net market depreciation of $1.7 billion was principally due to declines and increased volatility in the global markets during the second quarter of 2012.

BAAM had net inflows of $1.3 billion from July 1 through August 1, 2012.

Fee-Earning Assets Under Management were $157.6 billion at June 30, 2012, an increase of $20.9 billion, or 15%, compared to $136.8 billion at December 31, 2011. Inflows of $25.3 billion were primarily related to (a) inflows of $798.5 million in our Private Equity segment primarily due to additional capital raised for our energy focused fund, BEP, and the final close for our BCP VI fund, (b) inflows of $8.4 billion in our Real Estate segment primarily due to additional closings of commitments in BREP VII, (c) inflows of $2.7 billion in our Hedge Fund Solutions segment mainly from BAAM’s customized and commingled investment products, and (d) inflows of $13.5 billion in our Credit Businesses segment primarily due to the $9.4 billion acquisition of Harbourmaster on January 5, 2012. Outflows of $2.5 billion were primarily attributable to (a) outflows of $1.3 billion in our Credit Businesses segment principally due to returns of capital to investors of certain CLO vehicles post their reinvestment periods, and (b) outflows of $1.1 billion in our Hedge Fund Solutions segment primarily due to liquidity needs of limited partners. Realizations of $2.7 billion were driven by (a) realizations of $1.1 billion in our Real Estate segment primarily due to realizations from various investments within the BREP and BREDS’ funds, (b) realizations of $876.5 million in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital, and (c) realizations of $732.1 million in our Credit Businesses segment principally due to returns of capital due to realizations in the carry funds.

Assets Under Management

Assets Under Management were $190.3 billion at June 30, 2012, an increase of $193.7 million, compared to $190.1 billion at March 31, 2012. Inflows of $5.7 billion were primarily related to (a) inflows of $859.8 million in our Private Equity segment due to the closing on a multi-asset class investment fund and additional closings on our BEP fund, (b) inflows of $1.9 billion in our Real Estate segment primarily related to additional closings of commitments in BREP VII, (c) inflows of $1.2 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products, and (d) inflows of $1.6 billion in our Credit Businesses segment driven by inflows across our long only platform. Net market depreciation of $1.9 billion was principally due to declines and increased volatility in the global markets during the second quarter of 2012. Outflows of $2.1 billion and realizations of $1.5 billion across the segments were due to the same reasons noted in Fee-Earning Assets Under Management above.

Assets Under Management were $190.3 billion at June 30, 2012, an increase of $24.0 billion, or 14%, compared to $166.2 billion at December 31, 2011. Inflows of $27.1 billion were primarily related to (a) inflows of $1.9 billion in our Private Equity segment driven by the closing on a multi-asset class investment fund and additional closings on our BEP fund, (b) inflows of $6.7 billion in our Real Estate segment primarily due to additional closings of commitments in BREP VII, (c) inflows of $2.7 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products, and (d) inflows of $15.8 billion in our Credit Businesses segment primarily due to the $9.6 billion acquisition of Harbourmaster on January 5, 2012. Outflows of $3.2 billion and realizations of $3.5 billion across the segments were due to the same reasons noted in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following table presents the limited partner capital deployed during the respective periods:

	Three Months Ended				Six Months Ended
	June 30,		2012 vs. 2011		June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested
Private Equity	$102,899	$667,341	$(564,422)	-85%	$745,943	$1,320,623	$(574,680)	-44%
Real Estate	1,855,108	2,785,188	(930,080)	-33%	2,998,663	3,439,616	(440,953)	-13%
Hedge Fund Solutions	—	49,409	(49,409)	-100%	4,661	246,051	(241,390)	-98%
Credit Businesses	445,616	152,882	292,734	191%	1,373,789	307,180	1,066,609	N/M

Total	$2,403,623	$3,654,820	$(1,251,197)	-34%	$5,123,056	$5,313,470	$(190,414)	-4%

Limited Partner Capital Invested was $2.4 billion for the three months ended June 30, 2012, a decrease of $1.3 billion, or 34%, from $3.7 billion for the three months ended June 30, 2011. Limited Partner Capital Invested was $5.1 billion for the six months ended June 30, 2012, a decrease of $0.2 billion, or 4%, compared to $5.3 billion for the six months ended June 30, 2011. The change for the six month period primarily reflected an increase of $1.1 billion in our Credit Businesses segment due to limited partner capital invested in our mezzanine and rescue lending funds, partially offset by decreases of $574.7 million in our Private Equity segment due to timing of transactions being closed and $441.0 million in our Real Estate segment due to the acquisition of the U.S. assets of Brixmor (formerly known as Centro) during the second quarter of 2011.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of compensation, of the Blackstone Funds as of June 30, 2012 and 2011:

	June 30,
	2012	2011
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$532	$684
Other Carried Interest	1	—

Total Private Equity	533	684

Real Estate
BREP V Carried Interest	377	271
BREP VI Carried Interest	530	326
BREP VII Carried Interest	22	—
BREP Int’l I Carried Interest	7	8
BREP EU III Carried Interest	53	7
BREDS Carried Interest	15	11
BREDS Incentive Fees	4	6
Asia Platform Incentive Fees	27	21

Total Real Estate	1,035	650

Hedge Fund Solutions
Incentive Fees	12	15

Total Hedge Fund Solutions	12	15

Credit Businesses
Carried Interest	106	86
Incentive Fees	70	104

Total Credit Businesses	176	190

Total Blackstone
Carried Interest	1,643	1,393
Incentive Fees	113	146

Net Accrued Performance Fees	$1,756	$1,539

(a)	Net accrued performance fees are presented net of compensation and does not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Private Equity and Real Estate include Co-Investments.

Investment Record

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

The following table presents the investment record of our significant draw down funds from inception through June 30, 2012:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,351	2.5x	3,256,351	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,973,378	167,776	20,150	0.5x	100%	9,160,904	2.3x	9,181,054	2.3x	14%	14%

Non-Contributed Funds	6,193,559	167,776	20,150	0.5x	100%	14,158,993	2.4x	14,179,143	2.4x	19%	19%

BCOM (June 2000 / Jun 2006)	2,137,330	202,433	420,861	0.5x	49%	2,407,519	1.8x	2,828,380	1.3x	18%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	293,165	4,966,740	1.7x	62%	14,253,335	3.1x	19,220,075	2.6x	60%	37%
BCP V (Dec 2005 / Jan 2011)	20,995,132	1,249,114	17,791,758	1.0x	16%	3,481,145	1.7x	21,272,904	1.1x	31%	1%
BCP VI (Jan 2011 / Jan 2016) (d)	15,219,872	12,273,206	1,738,542	1.0x	2%	N/A	N/A	1,738,542	1.0x	N/A	N/M
BEP (Aug 2011 / Aug 2017) (d)	1,493,971	595,115	349,006	1.0x	—	N/A	N/A	349,006	1.0x	N/A	N/M

Contributed Funds	46,619,443	14,613,033	25,266,907	1.1x	24%	20,141,999	2.5x	45,408,907	1.4x	44%	10%

Total Private Equity	$52,813,002	$14,780,809	$25,287,057	1.1x	24%	$34,300,992	2.5x	$59,588,050	1.6x	23%	14%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/M	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/M	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/M	—	2,524,866	2.1x	2,524,866	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,323,362	2.4x	3,325,523	2.3x	22%	21%

Non-Contributed Funds	3,242,469	—	2,161	0.1x	—	7,521,126	2.3x	7,523,287	2.3x	25%	25%

BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,336,058	0.8x	6%	2,856,053	2.5x	4,192,111	1.5x	82%	14%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,769	6,967,522	1.5x	—	2,013,265	1.8x	8,980,787	1.6x	90%	9%
BREP VI (Feb 2007 / Aug 2011)	11,055,826	863,812	14,483,754	1.4x	5%	839,657	2.0x	15,323,411	1.4x	42%	9%
BREP VII (Aug 2011 / Feb 2017) (e)	11,095,933	9,024,471	2,510,074	1.1x	—	122,580	1.2x	2,632,654	1.1x	81%	33%
BREDS Drawdown (Various)	2,707,949	736,212	2,220,735	1.1x	—	807,258	1.3x	3,027,993	1.2x	23%	13%
BREP Co-Investment (Various) (f)	—	—	3,782,359	1.4x	1%	424,343	1.3x	4,206,702	1.4x	10%	11%

Contributed Funds	32,596,981	10,868,264	31,300,502	1.3x	2%	7,063,156	1.9x	38,363,658	1.4x	34%	10%

Total Dollar	$35,839,450	$10,868,264	$31,302,663	1.3x	2%	$14,584,282	2.1x	$45,886,945	1.5x	27%	15%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€106,093	1.1x	—	€1,223,776	2.2x	€1,329,869	2.0x	26%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,626,942	82,162	1,150,816	0.9x	—	172,038	1.5x	1,322,854	1.0x	16%	-3%
BREP Europe III (Jun 2008 / Dec 2013)	3,194,504	2,165,390	1,620,362	1.5x	—	15,712	2.8x	1,636,074	1.5x	49%	22%

Total Euro	€5,645,618	€2,247,552	€2,877,271	1.2x	—	€1,411,526	2.1x	€4,288,797	1.4x	25%	8%

Total Real Estate	$42,958,303	$13,720,124	$34,924,920	1.3x	2%	$16,325,236	2.1x	$51,250,156	1.5x	27%	14%

Credit Businesses
Mezzanine (Jul 2007 / Jul 2012)	$6,120,000	$3,264,616	$3,759,438	1.2x	—	$1,433,168	1.6x	$5,192,605	1.3x	N/A	17%
Rescue Lending (May 2009 / May 2013)	3,253,143	1,325,640	2,519,227	1.2x	—	1,079,902	1.1x	3,599,129	1.2x	N/A	13%

Total Credit Businesses	$9,373,143	$4,590,256	$6,278,665	1.2x	—	$2,513,070	1.4x	$8,791,734	1.2x	N/A	N/A

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments. Additionally, the Real Estate segment has $1.2 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2012 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for BCP VI and BEP are not meaningful as a material portion of the funds capital has yet to be invested.
(e)	BREP VII commenced its investment period in August 2011 and as of August 6, 2012 continues to raise capital.
(f)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.

The Private Equity June 30, 2012 inception to date net IRR on a realized / partially realized basis for the following funds were BCP I, 19%; BCP II, 32%; BCP III, 14%; BCOM, 17%; BCP IV, 44%; and BCP V, 6%.

The Real Estate June 30, 2012 inception to date net IRR on a realized / partially realized basis for the following funds were Pre-BREP, 33%; BREP I, 40%; BREP II, 19%; BREP III, 22%; BREP Int’l, 26%; BREP IV, 65%; BREP Int’l II, 8%; BREP V, 60%; BREP VI, 39% and BREP Co-Investment, 11%.

Segment Analysis

Discussed below is our EI for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2012 vs. 2011		June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$87,475	$82,297	$5,178	6%	$173,264	$162,232	$11,032	7%
Transaction and Other Fees, Net	14,951	52,353	(37,402)	-71%	33,048	87,695	(54,647)	-62%
Management Fee Offsets	(672)	(7,629)	6,957	91%	(4,454)	(15,518)	11,064	71%

Total Management Fees, Net	101,754	127,021	(25,267)	-20%	201,858	234,409	(32,551)	-14%

Performance Fees
Realized
Carried Interest	28,781	1,362	27,419	N/M	32,714	83,751	(51,037)	-61%
Unrealized
Carried Interest	(87,893)	187,190	(275,083)	N/M	(53,842)	219,727	(273,569)	N/M

Total Performance Fees	(59,112)	188,552	(247,664)	N/M	(21,128)	303,478	(324,606)	N/M

Investment Income (Loss)
Realized	(6,195)	3,021	(9,216)	N/M	7,716	20,928	(13,212)	-63%
Unrealized	(28,337)	76,947	(105,284)	N/M	(11,868)	106,073	(117,941)	N/M

Total Investment Income (Loss)	(34,532)	79,968	(114,500)	N/M	(4,152)	127,001	(131,153)	N/M
Interest and Dividend Revenue	3,114	3,197	(83)	-3%	5,534	6,702	(1,168)	-17%
Other	562	665	(103)	-15%	347	1,476	(1,129)	-76%

Total Revenues	11,786	399,403	(387,617)	-97%	182,459	673,066	(490,607)	-73%

Expenses
Compensation and Benefits
Compensation	53,775	64,633	(10,858)	-17%	106,322	119,557	(13,235)	-11%
Performance Fee Compensation
Realized
Carried Interest	804	49	755	N/M	1,124	7,767	(6,643)	-86%
Unrealized
Carried Interest	(8,259)	29,309	(37,568)	N/M	(9,311)	34,773	(44,084)	N/M

Total Compensation and Benefits	46,320	93,991	(47,671)	-51%	98,135	162,097	(63,962)	-39%
Other Operating Expenses	30,521	30,124	397	1%	59,402	58,837	565	1%

Total Expenses	76,841	124,115	(47,274)	-38%	157,537	220,934	(63,397)	-29%

Economic Income (Loss)	$(65,055)	$275,288	$(340,343)	N/M	$24,922	$452,132	$(427,210)	-94%

N/M	Not meaningful.

Revenues

Revenues were $11.8 million for the three months ended June 30, 2012, a decrease of $387.6 million compared to $399.4 million for the three months ended June 30, 2011. The decrease in revenues was attributed to decreases in Performance Fees, Investment Income and Total Management Fees of $247.7 million, $114.5 million and $25.3 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $(59.1) million for the three months ended June 30, 2012, principally due to a net loss in our BCP IV portfolio. While the current year quarter returns were unfavorably impacted by the public share prices of Kosmos Energy and TRW Automotive Holdings consistent with declines in the broader public markets, the previous year returns were driven by our publicly traded portfolio companies. On a realized basis, Performance Fees were $27.4 million greater than the second quarter of 2011 as BCP IV was able to execute the sale of a portion of its holdings in Team Health Holdings, generating a 3.1 times multiple of invested capital.

Investment Income (Loss) was $(34.5) million compared to $80.0 million for the three months ended June 30, 2011. Volatile markets unfavorably impacted our public holdings during the current year period while public holdings and our energy investments drove returns during the three months ended June 30, 2011. At June 30, 2012, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.4 times investors’ original investments. On a realized basis, this multiple was 2.5 times investors’ original investments for contributed funds.

Total Management Fees were $101.8 million for the three months ended June 30, 2012, a decrease of $25.3 million compared to $127.0 million for the three months ended June 30, 2011, driven by lower Transaction and Other Fees, partially offset by higher Base Management Fees and lower Management Fee Offsets. Base Management Fees were $87.5 million for the three months ended June 30, 2012, an increase of $5.2 million compared to $82.3 million for the three months ended June 30, 2011, principally as a result of fees generated from our BEP fund, which commenced its investment period during the third quarter of 2011. Transaction and Other Fees were $15.0 million for the three months ended June 30, 2012, a decrease of $37.4 million compared to $52.4 million for the three months ended June 30, 2011. The quarter ended June 30, 2011 included an accelerated monitoring fee received in connection with the initial public offering of Freescale Semiconductor as well as fees earned from new investments made during the period. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Revenues were $182.5 million for the six months ended June 30, 2012, a decrease of $490.6 million compared to $673.1 million for the six months ended June 30, 2011. The decrease in revenues was attributed to decreases in Performance Fees, Investment Income and Total Management Fees of $324.6 million, $131.2 million, and $32.6 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $(21.1) million for the six months ended June 30, 2012, a decrease of $324.6 million, compared to $303.5 million for the six months ended June 30, 2011, principally due to lower performance in the BCP IV portfolio driven by the decline in share prices of Kosmos Energy and Vanguard Health Systems, partially offset by increases in the values of Team Health Holdings and TRW Automotive Holdings, two additional public holdings. The comparative 2011 quarter returns were driven by investments in the energy sector and our public holdings.

Investment Income (Loss) was $(4.2) million, a decrease of $131.2 million, compared to $127.0 million for the six months ended June 30, 2011, driven by BCOM, BCP IV and BCP V, which had significant appreciation during the six months ended June 30, 2011 outpacing the returns during the current year period.

Total Management Fees were $201.9 million for the six months ended June 30, 2012, a decrease of $32.6 million compared to $234.4 million for the six months ended June 30, 2011, driven by a decrease in Transaction and Other Fees, and partially offset by an increase in Base Management Fees and reduced Management Fee Offsets. Base Management Fees were $173.3 million for the six months ended June 30, 2012, an increase of $11.0 million compared to $162.2 million for the six months ended June 30, 2011, principally as a result of fees generated from BEP, which commenced its investment period during the third quarter of 2011. Transaction and Other Fees were $33.0 million for the six months ended June 30, 2012, a decrease of $54.6 million compared to $87.7 million for the six months ended June 30, 2011. Transaction and Other Fees for the six months ended June 30, 2011 included one time fees earned from the accelerated termination of management advisory service agreements related to Nielsen Holdings and Freescale Semiconductor, two portfolio companies that completed initial public offerings, as well as fees generated from new investment activity. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $76.8 million for the three months ended June 30, 2012, a decrease of $47.3 million compared to $124.1 million for the three months ended June 30, 2011. The $47.3 million decrease was primarily attributed to a $36.8 million decrease in Performance Fee Compensation and a $10.9 million decrease in Compensation. Performance Fee Compensation decreased as a result of the decreases in Performance Fees revenue described above. Compensation decreased as a portion of it is related to the segment’s results, exclusive of Performance Fees and Investment Income. Other Operating Expenses were relatively flat over the same prior year period.

Expenses were $157.5 million for the six months ended June 30, 2012, a decrease of $63.4 million, compared to $220.9 million for the six months ended June 30, 2011. The $63.4 million decrease was primarily attributed to a $50.7 million decrease in Performance Fee Compensation and a $13.2 million decrease in Compensation. Performance Fee Compensation decreased as a result of the decrease in Performance Fees revenue. Compensation decreased as a result of the decreased Management Fees revenue described above. Other Operating Expenses were relatively flat over the same prior year period.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2012 Inception to Date

	2012		2011		2012		2011		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-6%	-4%	17%	15%	-1%	-1%	30%	27%	78%	60%	51%	37%
BCP V	-4%	-4%	7%	7%	1%	1%	10%	10%	49%	31%	2%	1%
BCP VI (b)	N/M	N/M	N/M	N/M	N/M	N/M	N/M	N/M	N/A	N/A	N/M	N/M
BEP (b)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	Returns for BCP VI and BEP are not meaningful as a material portion of the funds’ capital has yet to be invested.

The Private Equity segment has three active contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of June 30, 2012, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of June 30, 2012:

	Gain to Cross Carried Interest Threshold (a)

Funds out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$6,421	13%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended				Six Months Ended
	June 30,		2012 vs. 2011		June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$127,817	$97,467	$30,350	31%	$275,619	$192,906	$82,713	43%
Transaction and Other Fees, Net	25,151	49,288	(24,137)	-49%	39,563	70,831	(31,268)	-44%
Management Fee Offsets	(5,357)	(745)	(4,612)	N/M	(13,984)	(1,250)	(12,734)	N/M

Total Management Fees, Net	147,611	146,010	1,601	1%	301,198	262,487	38,711	15%

Performance Fees
Realized
Carried Interest	13,539	11,798	1,741	15%	22,156	14,169	7,987	56%
Incentive Fees	7,766	9,034	(1,268)	-14%	7,765	9,256	(1,491)	-16%
Unrealized
Carried Interest	144,510	433,280	(288,770)	-67%	366,010	794,726	(428,716)	-54%
Incentive Fees	(1,526)	(3,822)	2,296	60%	6,388	2,836	3,552	125%

Total Performance Fees	164,289	450,290	(286,001)	-64%	402,319	820,987	(418,668)	-51%

Investment Income (Loss)
Realized	9,067	11,394	(2,327)	-20%	16,879	14,313	2,566	18%
Unrealized	14,944	37,332	(22,388)	-60%	40,856	98,738	(57,882)	-59%

Total Investment Income (Loss)	24,011	48,726	(24,715)	-51%	57,735	113,051	(55,316)	-49%
Interest and Dividend Revenue	3,277	2,989	288	10%	5,829	6,277	(448)	-7%
Other	(590)	515	(1,105)	N/M	(1,299)	1,375	(2,674)	N/M

Total Revenues	338,598	648,530	(309,932)	-48%	765,782	1,204,177	(438,395)	-36%

Expenses
Compensation and Benefits
Compensation	76,576	70,651	5,925	8%	145,465	128,278	17,187	13%
Performance Fee Compensation Realized
Carried Interest	3,401	5,095	(1,694)	-33%	7,478	6,221	1,257	20%
Incentive Fees	3,871	4,287	(416)	-10%	3,873	4,391	(518)	-12%
Unrealized
Carried Interest	31,677	92,392	(60,715)	-66%	85,952	193,350	(107,398)	-56%
Incentive Fees	(629)	(1,371)	742	54%	3,139	4,172	(1,033)	-25%

Total Compensation and Benefits	114,896	171,054	(56,158)	-33%	245,907	336,412	(90,505)	-27%
Other Operating Expenses	26,560	22,971	3,589	16%	55,484	51,337	4,147	8%

Total Expenses	141,456	194,025	(52,569)	-27%	301,391	387,749	(86,358)	-22%

Economic Income	$197,142	$454,505	$(257,363)	-57%	$464,391	$816,428	$(352,037)	-43%

N/M	Not meaningful.

Revenues

Revenues were $338.6 million for the three months ended June 30, 2012, a decrease of $309.9 million compared to $648.5 million for the three months ended June 30, 2011. The decrease in revenues was primarily attributable to a decrease of $286.0 million in Performance Fees and a decrease of $24.7 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $164.3 million for the three months ended June 30, 2012, a decrease of $286.0 million compared to $450.3 million for the three months ended June 30, 2011. Performance Fees continued to benefit from the strong performance of our Real Estate carry funds. However, year over year comparison were negatively impacted by a decrease in the net appreciation of our BREP V and BREP VI carry funds’ investments and the “catch-up” provision of the Real Estate funds’ profit allocations in the prior year period. For the three months ended June 30, 2012, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 2.9% driven by the continued strengthening of operating fundamentals, particularly in our hospitality, office and retail holdings where occupancy rose during the quarter. As of June 30, 2012, the unrealized value and cumulative proceeds, before carried interest, fees and expenses, of our contributed Real Estate carry funds represented 1.4 times investors’ original investments. On a realized basis, this multiple was 1.9 times investors’ original investments.

Investment Income was $24.0 million for the three months ended June 30, 2012, a decrease of $24.7 million compared to $48.7 million for the three months ended June 30, 2011. The decrease in Investment Income was primarily driven by the year over year decrease in the net appreciation of investments related to the BREP VI fund, in which Blackstone owns a greater share of such investments.

Total Management Fees were $147.6 million for the three months ended June 30, 2012, an increase of $1.6 million compared to $146.0 million for the three months ended June 30, 2011. Base Management Fees were $127.8 million for the three months ended June 30, 2012, an increase of $30.4 million compared to $97.5 million for the three months ended June 30, 2011, which was primarily related to fees generated from the commencement of BREP VII. Transaction and Other Fees were $25.2 million for the three months ended June 30, 2012, a decrease of $24.1 million compared to $49.3 million for the three months ended June 30, 2011, which was primarily related to a decrease in the size of completed transactions.

Revenues were $765.8 million for the six months ended June 30, 2012, a decrease of $438.4 million compared to $1.2 billion for the six months ended June 30, 2011. The decrease in revenues was primarily attributed to a decrease of $418.7 million in Performance Fees and a decrease of $55.3 million in Investment Income, partially offset by an increase of $38.7 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $402.3 million for the six months ended June 30, 2012, a decrease of $418.7 million compared to $821.0 million for the six months ended June 30, 2011. Performance Fees continued to benefit from the strong performance of our Real Estate carry funds. However, year over year comparison were negatively impacted by a decrease in the net appreciation of our BREP V and BREP VI carry funds’ investments and the “catch-up” provision of the Real Estate funds’ profit allocations in the prior year period. For the six months ended June 30, 2012, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 6.7% driven by the continued strengthening of operating fundamentals, particularly in our hospitality, office and retail holdings where occupancy rose during the first half of the year.

Investment Income was $57.7 million for the six months ended June 30, 2012, a decrease of $55.3 million compared to $113.1 million for the six months ended June 30, 2011. The decrease in Investment Income was primarily driven by the year over year decrease in the net appreciation of investments related to the BREP VI fund, in which Blackstone owns a greater share of such investments.

Total Management Fees were $301.2 million for the six months ended June 30, 2012, an increase of $38.7 million compared to $262.5 million for the six months ended June 30, 2011. Base Management Fees were

$275.6 million for the six months ended June 30, 2012, an increase of $82.7 million compared to $192.9 million for the six months ended June 30, 2011, which was primarily related to fees generated from the commencement of BREP VII. Transaction and Other Fees were $39.6 million for the six months ended June 30, 2012, a decrease of $31.3 million compared to $70.8 million for the six months ended June 30, 2011, which was primarily related to a decrease in the size of completed transactions.

Expenses

Expenses were $141.5 million for the three months ended June 30, 2012, a decrease of $52.6 million, compared to $194.0 million for the three months ended June 30, 2011. The decrease was primarily attributed to a $62.1 million decrease in Performance Fee Compensation, a result of a decrease in Performance Fees revenue, partially offset by an increase in Compensation of $5.9 million to $76.6 million. Compensation rose primarily due to an increase in headcount. Other Operating Expenses increased $3.6 million for the three months ended June 30, 2012, principally due to depreciation, professional expense and other expenses.

Expenses were $301.4 million for the six months ended June 30, 2012, a decrease of $86.4 million, compared to $387.7 million for the six months ended June 30, 2011. The decrease was primarily attributed to a $107.7 million decrease in Performance Fee Compensation, a result of a decrease in Performance Fees revenue, partially offset by an increase in Compensation of $17.2 million to $145.5 million. Compensation rose primarily due to an increase in headcount. Other Operating Expenses increased $4.1 million for the six months ended June 30, 2012, principally due to depreciation, professional expense and other expenses.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2012
	June 30,				June 30,				Inception to Date
	2012		2011		2012		2011		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	11%	7%	28%	21%	10%	7%	28%	21%	35%	26%	33%	23%
BREP IV	5%	3%	8%	6%	7%	4%	15%	11%	118%	82%	25%	14%
BREP V	6%	4%	10%	7%	10%	7%	21%	14%	132%	90%	13%	9%
BREP International II (b)	3%	2%	1%	—	-2%	-3%	3%	2%	27%	16%	-1%	-3%
BREP VI	2%	1%	7%	4%	6%	4%	17%	10%	51%	42%	13%	9%
BREP Europe III (b)	9%	6%	5%	1%	11%	7%	7%	—	60%	49%	59%	22%
BREP VII (c)	8%	4%	N/A	N/A	31%	17%	N/A	N/A	N/M	81%	69%	33%
BREDS	4%	3%	2%	2%	9%	7%	7%	6%	31%	23%	17%	13%
BSSF I	1%	—	-2%	-2%	9%	7%	7%	4%	N/A	N/A	14%	10%
CMBS	—	-1%	-2%	-2%	8%	6%	7%	4%	N/A	N/A	17%	12%
BREP Co-Invest	2%	2%	3%	2%	5%	4%	9%	9%	12%	10%	13%	11%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
N/M	Not meaningful.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	The BREP VII investment period commenced in August 2011.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2012:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€890	21%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of June 30, 2012: BREP Europe III, BREP VII and BREDS.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Six Months Ended
	June 30,		2012 vs. 2011		June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$84,278	$79,290	$4,988	6%	$166,099	$154,902	$11,197	7%
Transaction and Other Fees, Net	65	861	(796)	-92%	157	1,588	(1,431)	-90%
Management Fee Offsets	(375)	(196)	(179)	-91%	(710)	(320)	(390)	-122%

Total Management Fees, Net	83,968	79,955	4,013	5%	165,546	156,170	9,376	6%

Performance Fees
Realized
Incentive Fees	1,175	667	508	76%	4,473	1,560	2,913	187%
Unrealized
Incentive Fees	(10,981)	3,441	(14,422)	N/M	12,206	22,694	(10,488)	-46%

Total Performance Fees	(9,806)	4,108	(13,914)	N/M	16,679	24,254	(7,575)	-31%

Investment Income (Loss)
Realized	929	12,855	(11,926)	-93%	1,432	14,196	(12,764)	-90%
Unrealized	(3,636)	(12,864)	9,228	72%	4,735	(5,744)	10,479	N/M

Total Investment Income (Loss)	(2,707)	(9)	(2,698)	N/M	6,167	8,452	(2,285)	-27%
Interest and Dividend Revenue	495	472	23	5%	881	988	(107)	-11%
Other	27	(38)	65	N/M	(100)	66	(166)	N/M

Total Revenues	71,977	84,488	(12,511)	-15%	189,173	189,930	(757)	-0%

Expenses
Compensation and Benefits
Compensation	34,559	31,674	2,885	9%	62,792	59,767	3,025	5%
Performance Fee Compensation
Realized
Incentive Fees	(345)	253	(598)	N/M	1,033	553	480	87%
Unrealized
Incentive Fees	(2,820)	2,955	(5,775)	N/M	4,474	8,313	(3,839)	-46%

Total Compensation and Benefits	31,394	34,882	(3,488)	-10%	68,299	68,633	(334)	-0%
Other Operating Expenses	14,506	16,075	(1,569)	-10%	28,440	29,083	(643)	-2%

Total Expenses	45,900	50,957	(5,057)	-10%	96,739	97,716	(977)	-1%

Economic Income	$26,077	$33,531	$(7,454)	-22%	$92,434	$92,214	$220	0%

N/M	Not meaningful.

Revenues

Revenues were $72.0 million for the three months ended June 30, 2012, a decrease of $12.5 million compared to $84.5 million for the three months ended June 30, 2011. The decrease in revenues was primarily attributable to a decrease of $13.9 million in Performance Fees to $(9.8) million, partially offset by an increase of $4.0 million in Total Management Fees to $84.0 million.

Performance Fees were $(9.8) million for the three months ended June 30, 2012, a decrease of $13.9 million compared to $4.1 million for the three months ended June 30, 2011, primarily due to lower returns. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions funds were down 1.2% during the three months ended June 30, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, decreased during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease was a result of the softer performance of the underlying assets of the segment.

Total Management Fees were $84.0 million for the three months ended June 30, 2012, an increase of $4.0 million compared to $80.0 million for the three months ended June 30, 2011. Base Management Fees were $84.3 million for the three months ended June 30, 2012, an increase of $5.0 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 8% from the prior year period, which was primarily from net inflows.

Revenues were $189.2 million for the six months ended June 30, 2012, relatively flat compared to the six months ended June 30, 2011. A decrease of $7.6 million in Performance Fees to $16.7 million and a decrease of $2.3 million in Investment Income (Loss) to $6.2 million was mostly offset by an increase of $9.4 million in Total Management Fees to $165.5 million.

Performance Fees were $16.7 million for the six months ended June 30, 2012, a decrease of $7.6 million compared to $24.3 million for the six months ended June 30, 2011, primarily due to lower returns. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 2.7% during the six months ended June 30, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, decreased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease was a result of the softer performance of the underlying assets of the segment.

Total Management Fees were $165.5 million for the six months ended June 30, 2012, an increase of $9.4 million compared to $156.2 million for the six months ended June 30, 2011. Base Management Fees were $166.1 million for the six months ended June 30, 2012, an increase of $11.2 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 8% from the prior year period, which was primarily from net inflows.

Expenses

Expenses were $45.9 million for the three months ended June 30, 2012, a decrease of $5.1 million compared to the three months ended June 30, 2011. The $5.1 million decrease was primarily attributed to a $2.9 million increase in Compensation, a $6.4 million decrease in Performance Fee Compensation and a $1.6 million decrease in Other Operating Expenses. Compensation was $34.6 million for the three months ended June 30, 2012, an increase of $2.9 million, compared to $31.7 million for the prior year period. Other Operating Expenses decreased $1.6 million to $14.5 million for the three months ended June 30, 2012, compared to $16.1 million for the three months ended June 30, 2011, primarily due to the divestiture of Asia Advisors as well as a decrease in placement fees.

Expenses were $96.7 million for the six months ended June 30, 2012, a decrease of $1.0 million compared to the six months ended June 30, 2011. The $1.0 million decrease was primarily attributed to a $3.0 million increase in Compensation, offset by a $3.4 million decrease in Performance Fee Compensation and a $0.6 million decrease in Other Operating Expenses. Compensation was $62.8 million for the six months ended June 30, 2012, an increase of $3.0 million, compared to $59.8 million for the prior year period. Performance Fee Compensation was $5.5 million for the six months ended June 30, 2012, a decrease of $3.4 million, compared to $8.9 million for the prior year period. Other Operating Expenses decreased $0.6 million to $28.4 million for the six months ended June 30, 2012, compared to $29.1 million for the six months ended June 30, 2011, primarily due to the divestiture of Asia Advisors as well as a decrease in placement fees and all other expenses.

Operating Metrics

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of June 30,		As of June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
BAAM Managed Funds (b)	$21,764,296	$19,240,439	41%	69%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at June 30, 2012 the incremental appreciation needed for the 60% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $525.5 million, an increase of $193.9 million, or 58.5%, compared to $331.6 million at June 30, 2011. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of June 30, 2012, 76% were within 5% of reaching their respective High Water Mark and / or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, Core Fund Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Net Returns (a)
									Periods Ended June 30, 2012

	2012		2011		2012		2011		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	-1%	-1%	—	—	3%	3%	2%	1%	—	-1%	7%	6%	2%	1%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Core Funds Composite excludes Blackstone’s BAAM managed funds that employ a long-biased commodity strategy, funds whose primary objective is to provide capital to hedge fund start-up firms and funds managed under non-discretionary advisory arrangements. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit Businesses

The following table presents our results of operations for our Credit Businesses segment:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$81,774	$57,420	$24,354	42%	$161,868	$112,021	$49,847	44%
Transaction and Other Fees, Net	9,184	849	8,335	N/M	14,909	1,594	13,315	N/M
Management Fee Offsets	(1,569)	(105)	(1,464)	N/M	(1,875)	(123)	(1,752)	N/M

Total Management Fees, Net	89,389	58,164	31,225	54%	174,902	113,492	61,410	54%

Performance Fees
Realized
Carried Interest	13,609	29,592	(15,983)	-54%	14,619	38,233	(23,614)	-62%
Incentive Fees	2,751	7,762	(5,011)	-65%	4,733	8,846	(4,113)	-46%
Unrealized
Carried Interest	27,673	(9,313)	36,986	N/M	70,918	28,852	42,067	146%
Incentive Fees	(4,567)	2,067	(6,634)	N/M	32,453	49,205	(16,753)	-34%

Total Performance Fees	39,466	30,108	9,358	31%	122,723	125,136	(2,413)	-2%

Investment Income (Loss)
Realized	5,638	3,236	2,402	74%	6,321	4,471	1,850	41%
Unrealized	(9,156)	5,437	(14,593)	N/M	55	9,969	(9,914)	-99%

Total Investment Income (Loss)	(3,518)	8,673	(12,191)	N/M	6,376	14,440	(8,064)	-56%
Interest and Dividend Revenue	1,752	902	850	94%	4,177	1,355	2,822	N/M
Other	(787)	(47)	(740)	N/M	(1,025)	51	(1,076)	N/M

Total Revenues	126,302	97,800	28,502	29%	307,153	254,474	52,679	21%

Expenses
Compensation and Benefits
Compensation	42,845	33,071	9,774	30%	79,988	62,620	17,368	28%
Performance Fee Compensation
Realized
Carried Interest	3,694	13,531	(9,837)	-73%	7,235	18,256	(11,021)	-60%
Incentive Fees	2,049	4,496	(2,447)	-54%	4,921	5,066	(145)	-3%
Unrealized
Carried Interest	13,397	2,012	11,385	N/M	44,717	21,545	23,172	108%
Incentive Fees	(6,147)	(7,200)	1,053	15%	(4,430)	18,469	(22,899)	N/M

Total Compensation and Benefits	55,838	45,910	9,928	22%	132,431	125,956	6,475	5%
Other Operating Expenses	15,749	10,226	5,523	54%	32,845	25,583	7,262	28%

Total Expenses	71,587	56,136	15,451	28%	165,276	151,539	13,737	9%

Economic Income	$54,715	$41,664	$13,051	31%	$141,877	$102,935	$38,942	38%

N/M	Not meaningful.

Revenues

Revenues were $126.3 million for the three months ended June 30, 2012, an increase of $28.5 million compared to the three months ended June 30, 2011. The increase in revenues was primarily attributed to an increase of $31.2 million in Total Management Fees and $9.4 million in Performance Fees, partially offset by a decrease of $12.2 million in Investment Income (Loss).

Performance Fees were $39.5 million for the three months ended June 30, 2012, an increase of $9.4 million from the prior year period. The increase reflected steady returns in our carry funds driven by underlying investment performance. The returns of the underlying assets for Blackstone’s credit-oriented business were (0.8)% for the hedge funds, 4.2% for the mezzanine funds and 2.3% for the rescue lending funds for the three months ended June 30, 2012.

Total Management Fees were $89.4 million for the three months ended June 30, 2012, an increase of $31.2 million from the prior year period. Base Management Fees were $81.8 million for the three months ended June 30, 2012, an increase of $24.4 million compared to the prior year period due to greater Fee-Earning Assets Under Management, partially due to the acquisition of Harbourmaster in January 2012.

Revenues were $307.2 million for the six months ended June 30, 2012, an increase of $52.7 million compared to the six months ended June 30, 2011. The increase in revenues was primarily attributed to an increase of $61.4 million in Total Management Fees, partially offset by decreases of $2.4 million in Performance Fees and $8.1 million in Investment Income (Loss).

Performance Fees were $122.7 million for the six months ended June 30, 2012, a decrease of $2.4 million from the prior year period. The decrease in Performance Fees reflected a slower overall rate of appreciation from the prior year period. The returns of the underlying assets for Blackstone’s credit-oriented business were 2.8% for the hedge funds, 9.5% for the mezzanine funds and 7.3 % for the rescue lending funds for the six months ended June 30, 2012.

Total Management Fees were $174.9 million for the six months ended June 30, 2012, an increase of $61.4 million from the prior year period. Base Management Fees were $161.9 million for the six months ended June 30, 2012, an increase of $49.8 million compared to the prior year period due to greater Fee-Earning Assets Under Management primarily as a result of the $9.4 billion acquisition of Harbourmaster in January 2012.

Expenses

Expenses were $71.6 million for the three months ended June 30, 2012, an increase of $15.5 million, or 28%, compared to the three months ended June 30, 2011. The $15.5 million increase in expenses was primarily attributed to an increase of $9.8 million in Compensation and an increase of $5.5 million in Other Operating Expenses. The increase in Other Operating Expenses was primarily due to greater professional and business development fees.

Expenses were $165.3 million for the six months ended June 30, 2012, an increase of $13.7 million, or 9%, compared to the six months ended June 30, 2011. The $13.7 million increase in expenses was primarily attributed to an increase of $17.4 million in Compensation and an increase of $7.3 million in Other Operating Expenses, partially offset by a decrease of $10.9 million in Performance Fee Compensation. Performance Fee Compensation was $52.4 million for the six months ended June 30, 2012, compared to $63.3 million for the prior year period. Other Operating Expenses increased $7.3 million to $32.8 million for the six months ended June 30, 2012, compared to $25.6 million for the prior year period. The increase was primarily due to an increase in depreciation and amortization expense related to a one-time write-off of leasehold improvements and an increase in business development expenses related to the closing of the Harbourmaster acquisition.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

									Average Annual Returns (a)
	Three Months Ended June 30,				Six Months Ended June 30,				Periods Ended June 30, 2012
	2012		2011		2012		2011		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	-1%	-1%	2%	1%	4%	3%	10%	8%	3%	2%	18%	14%	9%	6%	11%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit Businesses drawdown funds:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011		Inception to Date
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	6%	4%	4%	4%	13%	9%	14%	11%	23%	17%
Rescue Lending Funds (c)	3%	2%	2%	—	11%	7%	11%	7%	21%	13%
The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of June 30, 2012, the significant Credit Businesses drawdown funds were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended				Six Months Ended
	June 30,		2012 vs. 2011		June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$93,372	$102,243	$(8,871)	-9%	$169,218	$172,495	$(3,277)	-2%
Transaction and Other Fees, Net	102	210	(108)	-51%	247	216	31	14%

Total Advisory and Transaction Fees	93,474	102,453	(8,979)	-9%	169,465	172,711	(3,246)	-2%

Investment Income
Realized	(79)	226	(305)	N/M	504	323	181	56%
Unrealized	561	(15)	576	N/M	512	378	134	35%

Total Investment Income	482	211	271	128%	1,016	701	315	45%
Interest and Dividend Revenue	1,753	1,723	30	2%	3,315	3,409	(94)	-3%
Other	(40)	33	(73)	N/M	42	419	(377)	-90%

Total Revenues	95,669	104,420	(8,751)	-8%	173,838	177,240	(3,402)	-2%

Expenses
Compensation and Benefits
Compensation	61,129	72,363	(11,234)	-16%	129,089	126,702	2,387	2%
Other Operating Expenses	25,702	19,967	5,735	29%	46,388	37,498	8,890	24%

Total Expenses	86,831	92,330	(5,499)	-6%	175,477	164,200	11,277	7%

Economic Income (Loss)	$8,838	$12,090	$(3,252)	-27%	$(1,639)	$13,040	$(14,679)	N/M

N/M	Not meaningful.

Revenues

Revenues were $95.7 million for the three months ended June 30, 2012, a decrease of $8.8 million, or 8%, compared to $104.4 million for the three months ended June 30, 2011. The decrease in revenues was driven primarily by decreases in Blackstone’s fund placement business and in Blackstone Advisory Partners’ business, partially offset by an increase in Blackstone’s restructuring and reorganization business. The increase in Blackstone’s restructuring and reorganization business was driven primarily by a higher amount of advisory fees recorded relative to the prior year period due to several significant transactions completed during the three months ended June 30, 2012. The decrease in Blackstone Advisory Partners’ business was due to a decrease in the number of transactions compared to the prior year period. The decrease in fees earned by Blackstone’s fund placement business was primarily due to the timing of several transactions.

Revenues were $173.8 million for the six months ended June 30, 2012, a decrease of $3.4 million, or 2%, compared to $177.2 million for the six months ended June 30, 2011. The decrease in revenues was driven primarily by decreases in Blackstone’s fund placement business, partially offset by an increase in Blackstone’s restructuring and reorganization business. The increase in Blackstone’s restructuring and reorganization business was driven primarily by an increase in revenues due to several significant transactions completed in the current year period, as well as an increase in the number of transactions completed during the six months ended June 30, 2012. Blackstone Advisory Partners’ revenue was roughly flat compared to the prior year period. The decrease in fees earned by Blackstone’s fund placement business was primarily due to the timing of several transactions.

Expenses

Expenses were $86.8 million for the three months ended June 30, 2012, a decrease of $5.5 million, or 6%, compared to $92.3 million for the three months ended June 30, 2011. Compensation and Benefits decreased $11.2 million compared to the three months ended June 30, 2011, principally due to an overall decrease in total fee revenue across the segment. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $5.7 million over the three months ended June 30, 2011, principally due to an increase in all other expenses.

Expenses were $175.5 million for the six months ended June 30, 2012, an increase of $11.3 million, or 7%, compared to $164.2 million for the six months ended June 30, 2011. Compensation and Benefits increased $2.4 million compared to the six months ended June 30, 2011, principally due to an increase in compensation expense across all of our businesses. Other Operating Expenses increased $8.9 million over the six months ended June 30, 2011, principally due to increases in all other expenses.

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

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our Condensed Consolidated Statements of Financial Condition also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total assets were $26.1 billion as of June 30, 2012, an increase of $4.2 billion from December 31, 2011. The increase in total assets was primarily attributable to a $4.2 billion increase in Investments. Total liabilities were $15.9 billion as of June 30, 2012, an increase of $3.2 billion from December 31, 2011. The increase in total liabilities was primarily due to an increase in Loans Payable of $3.2 billion.

For the three months ended June 30, 2012, we had Total Fee Related Revenues of $527.7 million and related expenses of $381.9 million, generating Fee Related Earnings of $145.7 million and Distributable Earnings of $188.4 million. For the six months ended June 30, 2012, we had Total Fee Related Revenues of $1.0 billion and related expenses of $746.2 million, generating Fee Related Earnings of $292.7 million and Distributable Earnings of $350.5 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.02 billion committed revolving credit facility and the proceeds from our 2009 and 2010 issuances of senior notes. On July 13, 2012, an indirect subsidiary of Blackstone amended its revolving credit facility. The amendment is described in Note 11. “Borrowings.” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements. As of June 30, 2012, Blackstone had $412.5 million in cash, $806.9 million invested in Blackstone’s Treasury cash management strategies, $131.6 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $142.1 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Taxes and Related Payables including the Payable Under the Tax Receivable Agreement.

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Base Management Fees (a)	$381,344	$316,474	$776,850	$622,061
Transaction and Other Fees, Net (a)	49,453	103,561	87,924	161,924
Advisory Fees (a)	93,372	102,243	169,218	172,495
Management Fee Offsets (a)	(7,973)	(8,675)	(21,023)	(17,211)
Interest Income and Other Revenue (b)	11,455	14,449	25,903	27,458
Compensation (a)	(268,884)	(272,392)	(523,656)	(496,924)
Other Operating Expenses (a)	(113,038)	(99,363)	(222,559)	(202,338)

Fee Related Earnings	145,729	156,297	292,657	267,465
Net Realized Incentive Fees (b)	6,117	8,427	7,144	9,652
Net Realized Carried Interest (b)	48,030	24,077	53,652	103,909
Realized Investment Income (b)	8,080	28,389	25,675	50,878
Taxes and Related Payables (c)	(19,552)	(26,312)	(28,603)	(39,111)

Distributable Earnings	188,404	190,878	350,525	392,793
Net Unrealized Incentive Fees (b)	(7,478)	7,302	47,864	43,781
Net Unrealized Carried Interest (b)	47,475	487,444	261,728	793,637
Unrealized Investment Income (b)	(26,236)	105,142	33,265	207,427
Add Back: Related Payables (d)	10,184	13,415	10,184	13,415

Economic Net Income	$212,349	$804,181	$703,566	$1,451,053

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the payable under the Tax Receivable Agreement.
(d)	Represents tax related payables including the payable under the tax receivable agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$10,391	$9,283	$19,736	$18,731
Other Revenue (a)	(828)	1,128	(2,035)	3,387
Interest Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	1,892	4,038	8,202	5,340

Interest Income and Other Revenue	$11,455	$14,449	$25,903	$27,458

Realized Incentive Fees (a)	11,692	17,463	16,971	19,662
Less: Realized Incentive Fee Compensation (a)	(5,575)	(9,036)	(9,827)	(10,010)

Net Realized Incentive Fees	$6,117	$8,427	$7,144	$9,652

Realized Carried Interest (a)	$55,929	$42,752	$69,489	$136,153
Less: Realized Carried Interest Compensation (a)	(7,899)	(18,675)	(15,837)	(32,244)

Net Realized Carried Interest	$48,030	$24,077	$53,652	$103,909

Realized Investment Income (a)	$9,360	$30,732	$32,852	$54,231
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	(1,280)	(2,343)	(7,177)	(3,353)

Realized Investment Income	$8,080	$28,389	$25,675	$50,878

Unrealized Incentive Fees (a)	$(17,074)	$1,686	$51,047	$74,735
Less: Unrealized Incentive Fee Compensation (a)	9,596	5,616	(3,183)	(30,954)

Net Unrealized Incentive Fees	$(7,478)	$7,302	$47,864	$43,781

Unrealized Carried Interest (a)	$84,290	$611,157	$383,086	$1,043,305
Less: Unrealized Carried Interest Compensation (a)	(36,815)	(123,713)	(121,358)	(249,668)

Net Unrealized Carried Interest	$47,475	$487,444	$261,728	$793,637

Unrealized Investment Income (a)	$(25,624)	$106,837	$34,290	$209,414
Less: Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	(1,892)	(4,038)	(8,202)	(5,340)
Less: Adjustment Related to Realized Investment Income —Blackstone’s Treasury Cash Management Strategies (c)	1,280	2,343	7,177	3,353

Unrealized Investment Income (Loss)	$(26,236)	$105,142	$33,265	$207,427

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the adjustment related to the Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Distributable Earnings.

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group L.P.	$(74,964)	$86,237	$(16,639)	$128,941
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(53,027)	190,908	54,378	297,624
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	239,934	(92,753)	437,576	(186,546)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(17,666)	205	36,594	22,942

Net Income	94,277	184,597	511,909	262,961
Provision for Taxes	41,337	64,199	80,090	103,049

Income Before Provision for Taxes	135,614	248,796	591,999	366,010
IPO and Acquisition-Related Charges (a)	268,936	430,829	513,833	858,056
Amortization of Intangibles (b)	39,435	44,905	90,323	89,079
Income (Loss) Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(222,268)	92,548	(474,170)	163,604

Economic Income	221,717	817,078	721,985	1,476,749
Taxes (d)	(9,368)	(12,897)	(18,419)	(25,696)

Economic Net Income	212,349	804,181	703,566	1,451,053
Taxes (d)	9,368	12,897	18,419	25,696
Performance Fee Adjustment (e)	(134,837)	(673,058)	(520,593)	(1,273,855)
Investment Income (Loss) Adjustment (f)	16,264	(137,569)	(67,142)	(263,645)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	1,892	4,038	8,202	5,340
Performance Fee Compensation and Benefits Adjustment (h)	40,693	145,808	150,205	322,876

Fee Related Earnings	145,729	156,297	292,657	267,465
Realized Performance Fees (i)	54,147	32,504	60,796	113,561
Realized Investment Income (j)	9,360	30,732	32,852	54,231
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(1,280)	(2,343)	(7,177)	(3,353)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(19,552)	(26,312)	(28,603)	(39,111)

Distributable Earnings	188,404	190,878	350,525	392,793
Interest	12,850	13,068	26,404	25,781
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	19,552	26,312	28,603	39,111
Depreciation and Amortization	10,391	7,837	20,659	15,988

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	$231,197	$238,095	$426,191	$473,673

(a)	The adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the payable under the Tax Receivable Agreement.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2012 consisted of the following:

	Original	Remaining
Fund	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$635,400
BCP V	629,356	73,753
BCP IV	150,000	6,240
BCOM	50,000	4,762
Blackstone Energy Partners (“BEP”)	35,829	27,613
China Fund (“RMB”)	6,976	5,946
Blackstone Tactical Opportunity Fund	25,000	24,336
Woori Blackstone Korea I	5,296	2,224
Blackstone Clean Technology Partners	4,575	515
Real Estate Funds
BREP VII	300,000	234,339
BREP VI	750,000	58,154
BREP V	52,545	2,313
BREP International II	25,403	1,586
BREP Europe III	100,000	66,135
Blackstone Real Estate Special Situations Fund II	43,016	20,913
Blackstone Real Estate Special Situations Fund G	2,500	576
Blackstone Commercial Real Estate Debt Fund	10,000	2,344
Hedge Fund Solutions
Strategic Alliance II	50,000	30,761
Strategic Alliance	50,000	2,033
Credit Businesses
Capital Opportunities Fund II L.P. (“COF”)	120,000	98,268
Blackstone / GSO Capital Solutions	50,000	20,301
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	26,297	13,759

Total	$3,297,447	$1,341,138

(a)	Represents capital commitments to a number of other Credit Businesses funds.

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

On March 23, 2010, indirect subsidiaries of Blackstone entered into an unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. On November 23, 2010, the Credit Facility was amended to set the facility aggregate borrowing limit at $1.02 billion. On April 8, 2011, the Credit Facility was amended to extend the maturity date from March 23, 2013 to April 8, 2016. On July 13, 2012, the Credit Facility was further amended to increase the borrowing capacity from $1.02 billion to $1.1 billion and to extend the maturity date from April 8, 2016 to July 13, 2017. Borrowings may also be made in U.K. Sterling or Euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2012, no units were repurchased. As of June 30, 2012, the amount remaining available for repurchases was $335.8 million under this program.

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

Leverage

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of June 30, 2012, we had total partners’ capital of $9.0 billion, including $412.5 million in cash, $806.9 million invested in Blackstone’s Treasury cash management strategies, $131.6 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $142.1 million in other investments, against $1.0 billion in borrowings from our 2009 and 2010 bond issuances.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased

	(Dollars in Millions)
Balance, June 30, 2012	$88.5	$116.0	$88.2
Balance, December 31, 2011	139.5	101.8	143.8
Six Months Ended June 30, 2012
Average Daily Balance	109.3	143.5	110.0
Maximum Daily Balance	169.8	206.1	191.7

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2012 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	July 1, 2012 to December 31, 2012	2013–2014	2015–2016	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$31,305	$112,444	$99,989	$218,378	$462,116
Purchase Obligations	11,884	14,611	2,443	—	28,938
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,000,000	1,000,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	31,625	126,500	126,500	139,990	424,615
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	594	6,228	—	—	6,822
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	97	87	—	—	184
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	7,606	374,962	624,007	12,362,341	13,368,916
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	110,588	424,885	372,065	839,257	1,746,795
Blackstone Funds Capital Commitments to Investee Funds (h)	53,170	—	—	—	53,170
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	73,063	221,225	913,976	1,208,264
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,341,138	—	—	—	1,341,138
Unrecognized Tax Benefits, Including Interest (k)	3,688	3,678	—	—	7,366

Consolidated Contractual Obligations	1,591,695	1,136,458	1,446,229	15,473,942	19,648,324
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(7,606)	(374,962)	(624,007)	(12,362,341)	(13,368,916)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(110,588)	(424,885)	(372,065)	(839,257)	(1,746,795)
Blackstone Funds Capital Commitments to Investee Funds (h)	(53,170)	—	—	—	(53,170)

Blackstone Operating Entities Contractual Obligations	$1,420,331	$336,611	$450,157	$2,272,344	$4,479,443

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
(b)	Represents the principal amount due on the 6.625% and 5.875% senior notes we issued. As of June 30, 2012, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our 6.625% and 5.875% senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for employee term facilities program and a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2012, at spreads to market rates pursuant to the financing agreements, and range from 1.07% to 1.50%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2012, at spreads to market rates pursuant to the financing agreements, and range from 0.30% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.
(k)	The total represents gross unrecognized tax benefits of $6.4 million and interest of $0.9 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $11.4 million and interest of $1.7 million; therefore, such amounts are not included in the above contractual obligations table.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 16. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2012.

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

As of June 30, 2012, the clawback obligations were $261.0 million, of which $100.2 million related to Blackstone Holdings and $160.8 million relate to current and former Blackstone personnel. (See Note 15. “Related Party Transactions” and Note 16. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in the Blackstone Holdings partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings. Income (Loss) attributable to Blackstone Holdings, excluding certain costs and expenses borne directly by Blackstone Holdings, is calculated based on the weighted average number of Blackstone Holdings partnership units held by the Founder, other senior managing directors and employees.

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

Please refer to “Part I. Item 1. Business – Incentive Arrangements / Fee Structure” in our 2011 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

On private equity, real estate, and certain credit-oriented funds:

•	0.30% to 1.75% of committed capital or invested capital during the commitment period,

•	0.50% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	0.75% to 2.00% of net asset value.

On credit-oriented funds separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of assets under management.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.50% to 1.50% of fund assets.

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

Performance Fees — Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Incentive fees arising on Blackstone’s onshore hedge funds are allocated to the general partner. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

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

Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received performance fees, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the terms of the fund.

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

Other Revenue – Other Revenue consists of foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars and other revenues.

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation and Benefits consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

•

Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, distressed debt and non-investment grade residual interests in securitizations, corporate bonds and loans held within CLO vehicles, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles may also be classified within Level III of the fair value hierarchy.

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

Level II Valuation Techniques

Financial instruments classified within Level II of the fair value hierarchy comprise debt instruments, including corporate loans and bonds held by Blackstone’s consolidated CLO vehicles, those held within Blackstone’s Treasury Cash Management Strategies and debt securities sold, not yet purchased and interests in investment funds. Certain equity securities and derivative instruments valued using observable inputs are also classified as Level II.

The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:

•

Debt Instruments and Equity Securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction.

•

Investment Funds held by the consolidated Blackstone Funds are valued using net asset value per share as described in Level III Valuation Techniques – Funds of Hedge Funds. Certain investments in investment funds are classified within Level II of the fair value hierarchy as the investment can be redeemed at, or within three months of, the reporting date.

•

Freestanding Derivatives and Derivative Instruments Used in Fair Value Hedging Strategies are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

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

Level III Valuation Techniques

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

Credit-Oriented Liabilities — Credit-oriented liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow methodology.

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2012 and December 31, 2011. Intangible Assets and Goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of June 30, 2012 and December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2012 and June 30, 2011, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	As of June 30,
	2012	2011
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	27%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2012 and June 30, 2011, we estimate that a 10% decline in fair value of the investments would have the following effects:

	June 30,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$47,038	$1,143,240	$234,850	$44,862	$519,217	$229,113

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$27,685,468	77%
Real Estate	36,281,988	96%
Hedge Fund Solutions	41,401,266	76%
Credit Businesses	20,151,954	43%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2012 and June 30, 2011, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	June 30,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,970	$110,722	$31,974	$9,381	$58,318	$33,769

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2012 and June 30, 2011, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2012	2011
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$230	$4,742

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. We estimate that our annualized investment income would decrease by $4.9 million, or 0.4% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $2.6 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $5.9 million, or 0.5% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. After the conclusion of discovery, the plaintiffs filed an amended complaint in June 2012, in which the plaintiffs seek damages on behalf of public shareholders that tendered their shares in connection with 17 leveraged buyouts. The court has dismissed claims against Blackstone with respect to four of these transactions because Blackstone was released from any and all claims by the same shareholders in prior litigation. Defendants have filed motions for summary judgment. The court has not yet established a schedule for determining whether to certify the shareholder class proposed by plaintiffs.

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

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flows and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. No purchases of our common units were made by us or on our behalf during the three months ended June 30, 2012. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

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

In June 2011, the Financial Accounting Standards Board issued amended guidance on the presentation of comprehensive income in financial statements. This accounting standard update requires entities to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Blackstone adopted this standard as of January 1, 2012, and will present net income and other comprehensive income as a separate statement in our annual and interim financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011. The retrospective application did not have a material impact on the consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2011	2010	2009
Net Income	$(268,453)	$(607,323)	$(2,390,696)
Other Comprehensive Income (Loss), Net of Tax—Currency Translation Adjustment	7,056	(13,613)	2,711

Comprehensive Income	(261,397)	(620,936)	(2,387,985)
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(24,869)	87,651	131,097
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	17,353	328,003	(14,328)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(83,234)	(668,444)	(1,792,174)

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$(170,647)	$(368,146)	$(712,580)

The following tables present the financial data for Blackstone’s five segments for the indicated periods:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Economic Income, Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$305,587	$316,474	$322,371	$336,753	$395,506	$381,344
Advisory Fees	70,252	102,243	86,178	123,567	75,846	93,372
Transaction and Other Fees, Net	58,363	103,561	41,793	43,796	38,471	49,453
Management Fee Offsets	(8,536)	(8,675)	(7,703)	(8,479)	(13,050)	(7,973)

Total Management and Advisory Fees, Net	425,666	513,603	442,639	495,637	496,773	516,196

Performance Fees
Realized
Carried Interest	93,401	42,752	(9,633)	12,387	13,560	55,929
Incentive Fees	2,199	17,463	17,530	51,837	5,279	11,692
Unrealized
Carried Interest	432,148	611,157	(382,949)	311,162	298,796	84,290
Incentive Fees	73,049	1,686	(82,227)	(17,436)	68,121	(17,074)

Total Performance Fees	600,797	673,058	(457,279)	357,950	385,756	134,837

Investment Income (Loss)
Realized	23,499	30,732	31,647	16,697	23,492	9,360
Unrealized	102,577	106,837	(165,753)	39,028	59,914	(25,624)

Total Investment Income (Loss)	126,076	137,569	(134,106)	55,725	83,406	(16,264)
Interest Income and Dividend Revenue	9,448	9,283	10,110	10,003	9,345	10,391
Other	2,259	1,128	(1,667)	5,695	(1,207)	(828)

Total Revenues	1,164,246	1,334,641	(140,303)	925,010	974,073	644,332

Expenses
Compensation and Benefits
Compensation	224,532	272,392	238,207	225,438	254,772	268,884
Performance Fee Compensation
Realized
Carried Interest	13,569	18,675	(1,835)	13,206	7,938	7,899
Incentive Fees	974	9,036	12,378	33,524	4,252	5,575
Unrealized
Carried Interest	125,955	123,713	(74,123)	62,399	84,543	36,815
Incentive Fees	36,570	(5,616)	(37,312)	(14,401)	12,779	(9,596)

Total Compensation and Benefits	401,600	418,200	137,315	320,166	364,284	309,577
Other Operating Expenses	102,975	99,363	96,932	122,072	109,521	113,038

Total Expenses	504,575	517,563	234,247	442,238	473,805	422,615

Economic Income (Loss)	$659,671	$817,078	$(374,550)	$482,772	$500,268	$221,717

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Private Equity
Revenues
Management Fees, Net
Base Management Fees	$79,935	$82,297	$85,534	$84,231	$85,789	$87,475
Transaction and Other Fees, Net	35,342	52,353	21,430	23,879	18,097	14,951
Management Fee Offsets	(7,889)	(7,629)	(6,498)	(5,057)	(3,782)	(672)

Total Management Fees, Net	107,388	127,021	100,466	103,053	100,104	101,754

Performance Fees
Realized
Carried Interest	82,389	1,362	(17,966)	(28,392)	3,933	28,781
Unrealized
Carried Interest	32,537	187,190	(270,014)	83,777	34,051	(87,893)

Total Performance Fees	114,926	188,552	(287,980)	55,385	37,984	(59,112)

Investment Income (Loss)
Realized	17,907	3,021	20,548	3,512	13,911	(6,195)
Unrealized	29,126	76,947	(121,688)	25,091	16,469	(28,337)

Total Investment Income (Loss)	47,033	79,968	(101,140)	28,603	30,380	(34,532)
Interest Income and Dividend Revenue	3,505	3,197	3,396	3,651	2,420	3,114
Other	811	665	141	193	(215)	562

Total Revenues	273,663	399,403	(285,117)	190,885	170,673	11,786

Expenses
Compensation and Benefits
Compensation	54,924	64,633	52,388	45,611	52,547	53,775
Performance Fee Compensation
Realized
Carried Interest	7,718	49	(2,443)	(3,859)	320	804
Unrealized
Carried Interest	5,464	29,309	(44,955)	7,953	(1,052)	(8,259)

Total Compensation and Benefits	68,106	93,991	4,990	49,705	51,815	46,320
Other Operating Expenses	28,713	30,124	27,588	34,493	28,881	30,521

Total Expenses	96,819	124,115	32,578	84,198	80,696	76,841

Economic Income (Loss)	$176,844	$275,288	$(317,695)	$106,687	$89,977	$(65,055)

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Real Estate
Revenues
Management Fees, Net
Base Management Fees	$95,439	$97,467	$97,925	$103,947	$147,802	$127,817
Transaction and Other Fees, Net	21,543	49,288	19,551	19,128	14,412	25,151
Management Fee Offsets	(505)	(745)	(880)	(2,820)	(8,627)	(5,357)

Total Management Fees, Net	116,477	146,010	116,596	120,255	153,587	147,611

Performance Fees
Realized
Carried Interest	2,371	11,798	5,137	3,538	8,617	13,539
Incentive Fees	222	9,034	171	202	(1)	7,766
Unrealized
Carried Interest	361,446	433,280	(119,192)	237,884	221,500	144,510
Incentive Fees	6,658	(3,822)	(984)	1,806	7,914	(1,526)

Total Performance Fees	370,697	450,290	(114,868)	243,430	238,030	164,289

Investment Income (Loss)
Realized	2,919	11,394	7,313	6,346	7,812	9,067
Unrealized	61,406	37,332	(26,060)	19,970	25,912	14,944

Total Investment Income (Loss)	64,325	48,726	(18,747)	26,316	33,724	24,011
Interest Income and Dividend Revenue	3,288	2,989	3,195	3,430	2,552	3,277
Other	860	515	(1,390)	(1,046)	(709)	(590)

Total Revenues	555,647	648,530	(15,214)	392,385	427,184	338,598

Expenses
Compensation and Benefits
Compensation	57,627	70,651	54,986	53,507	68,889	76,576
Performance Fee Compensation
Realized
Carried Interest	1,126	5,095	2,169	1,713	4,077	3,401
Incentive Fees	104	4,287	82	91	2	3,871
Unrealized
Carried Interest	100,958	92,392	(30,076)	57,866	54,275	31,677
Incentive Fees	5,543	(1,371)	(434)	(632)	3,768	(629)

Total Compensation and Benefits	165,358	171,054	26,727	112,545	131,011	114,896
Other Operating Expenses	28,366	22,971	23,495	29,027	28,924	26,560

Total Expenses	193,724	194,025	50,222	141,572	159,935	141,456

Economic Income (Loss)	$361,923	$454,505	$(65,436)	$250,813	$267,249	$197,142

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Hedge Fund Solutions
Revenues
Management Fees, Net
Base Management Fees	$75,612	$79,290	$79,355	$81,606	$81,821	$84,278
Transaction and Other Fees, Net	727	861	740	470	92	65
Management Fee Offsets	(124)	(196)	(258)	(402)	(335)	(375)

Total Management Fees, Net	76,215	79,955	79,837	81,674	81,578	83,968

Performance Fees
Realized
Incentive Fees	893	667	5,764	4,148	3,298	1,175
Unrealized
Incentive Fees	19,253	3,441	(19,861)	(2,059)	23,187	(10,981)

Total Performance Fees	20,146	4,108	(14,097)	2,089	26,485	(9,806)

Investment Income (Loss)
Realized	1,341	12,855	1,023	2,503	503	929
Unrealized	7,120	(12,864)	(10,034)	(3,253)	8,371	(3,636)

Total Investment Income (Loss)	8,461	(9)	(9,011)	(750)	8,874	(2,707)
Interest Income and Dividend Revenue	516	472	500	537	386	495
Other	104	(38)	18	7,818	(127)	27

Total Revenues	105,442	84,488	57,247	91,368	117,196	71,977

Expenses
Compensation and Benefits
Compensation	28,093	31,674	30,667	38,525	28,233	34,559
Performance Fee Compensation
Realized
Incentive Fees	300	253	2,257	688	1,378	(345)
Unrealized
Incentive Fees	5,358	2,955	(7,214)	(865)	7,294	(2,820)

Total Compensation and Benefits	33,751	34,882	25,710	38,348	36,905	31,394
Other Operating Expenses	13,008	16,075	14,421	21,568	13,934	14,506

Total Expenses	46,759	50,957	40,131	59,916	50,839	45,900

Economic Income	$58,683	$33,531	$17,116	$31,452	$66,357	$26,077

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Credit Businesses
Revenues
Management Fees, Net
Base Management Fees	$54,601	$57,420	$59,557	$66,969	$80,094	$81,774
Transaction and Other Fees, Net	745	849	(26)	312	5,725	9,184
Management Fee Offsets	(18)	(105)	(67)	(200)	(306)	(1,569)

Total Management Fees, Net	55,328	58,164	59,464	67,081	85,513	89,389

Performance Fees
Realized
Carried Interest	8,641	29,592	3,196	37,241	1,010	13,609
Incentive Fees	1,084	7,762	11,595	47,487	1,982	2,751
Unrealized
Carried Interest	38,165	(9,313)	6,257	(10,499)	43,245	27,673
Incentive Fees	47,138	2,067	(61,382)	(17,183)	37,020	(4,567)

Total Performance Fees	95,028	30,108	(40,334)	57,046	83,257	39,466
Investment Income (Loss)
Realized	1,235	3,236	2,807	4,021	683	5,638
Unrealized	4,532	5,437	(7,800)	(2,877)	9,211	(9,156)

Total Investment Income (Loss)	5,767	8,673	(4,993)	1,144	9,894	(3,518)
Interest Income and Dividend Revenue	453	902	1,404	610	2,425	1,752
Other	98	(47)	(132)	(772)	(238)	(787)

Total Revenues	156,674	97,800	15,409	125,109	180,851	126,302

Expenses
Compensation and Benefits
Compensation	29,549	33,071	40,533	25,435	37,143	42,845
Performance Fee Compensation
Realized
Carried Interest	4,725	13,531	(1,561)	15,352	3,541	3,694
Incentive Fees	570	4,496	10,039	32,745	2,872	2,049
Unrealized
Carried Interest	19,533	2,012	908	(3,420)	31,320	13,397
Incentive Fees	25,669	(7,200)	(29,664)	(12,904)	1,717	(6,147)

Total Compensation and Benefits	80,046	45,910	20,255	57,208	76,593	55,838
Other Operating Expenses	15,357	10,226	11,210	13,162	17,096	15,749

Total Expenses	95,403	56,136	31,465	70,370	93,689	71,587

Economic Income (Loss)	$61,271	$41,664	$(16,056)	$54,739	$87,162	$54,715

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Financial Advisory
Revenues
Advisory Fees	$70,252	$102,243	$86,178	$123,567	$75,846	$93,372
Transaction and Other Fees, Net	6	210	98	7	145	102

Total Advisory and Transaction Fees	70,258	102,453	86,276	123,574	75,991	93,474

Investment Income (Loss)
Realized	97	226	(44)	315	583	(79)
Unrealized	393	(15)	(171)	97	(49)	561

Total Investment Income (Loss)	490	211	(215)	412	534	482
Interest Income and Dividend Revenue	1,686	1,723	1,615	1,775	1,562	1,753
Other	386	33	(304)	(498)	82	(40)

Total Revenues	72,820	104,420	87,372	125,263	78,169	95,669

Expenses
Compensation and Benefits
Compensation	54,339	72,363	59,633	62,360	67,960	61,129

Total Compensation and Benefits	54,339	72,363	59,633	62,360	67,960	61,129
Other Operating Expenses	17,531	19,967	20,218	23,822	20,686	25,702

Total Expenses	71,870	92,330	79,851	86,182	88,646	86,831

Economic Income (Loss)	$950	$12,090	$7,521	$39,081	$(10,477)	$8,838

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Economic Income, Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$1,041,718	$999,829	$1,069,471	$1,281,185
Advisory Fees	397,519	390,718	426,140	382,240
Transaction and Other Fees, Net	96,358	115,040	137,748	247,513
Management Fee Offsets	(16,437)	(17,161)	(2,313)	(33,393)

Total Management and Advisory Fees, Net	1,519,158	1,488,426	1,631,046	1,877,545

Performance Fees
Realized
Carried Interest	26,953	29,452	244,963	138,907
Incentive Fees	12,060	44,812	116,700	89,029
Unrealized
Carried Interest	(1,274,327)	100,304	457,002	971,518
Incentive Fees	(11,935)	65,563	107,624	(24,928)

Total Performance Fees	(1,247,249)	240,131	926,289	1,174,526

Investment Income (Loss)
Realized	(64,677)	29,544	46,915	102,575
Unrealized	(691,934)	3,880	501,634	82,689

Total Investment Income (Loss)	(756,611)	33,424	548,549	185,264
Interest Income and Dividend Revenue	29,014	22,492	36,096	38,844
Other	13,595	7,096	(618)	7,415

Total Revenues	(442,093)	1,791,569	3,141,362	3,283,594

Expenses
Compensation and Benefits
Compensation	771,426	769,856	859,114	960,569
Performance Fee Compensation
Realized
Carried Interest	(1,421)	2,844	70,716	43,615
Incentive Fees	6,418	22,260	57,600	55,912
Unrealized
Carried Interest	(204,262)	(69,824)	165,340	237,944
Incentive Fees	(3,452)	43,641	63,306	(20,759)

Total Compensation and Benefits	568,709	768,777	1,216,076	1,277,281
Other Operating Expenses	319,216	299,029	344,516	421,342

Total Expenses	887,925	1,067,806	1,560,592	1,698,623

Economic Income (Loss)	$(1,330,018)	$723,763	$1,580,770	$1,584,971

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Private Equity
Revenues
Management Fees, Net
Base Management Fees	$268,961	$270,509	$263,307	$331,997
Transaction and Other Fees, Net	51,796	86,336	72,243	133,004
Management Fee Offsets	(4,862)	—	(188)	(27,073)

Total Management Fees, Net	315,895	356,845	335,362	437,928

Performance Fees
Realized
Carried Interest	(749)	34,021	156,869	37,393
Unrealized
Carried Interest	(429,736)	303,491	151,494	33,490

Total Performance Fees	(430,485)	337,512	308,363	70,883

Investment Income (Loss)
Realized	13,687	36,968	15,332	44,988
Unrealized	(196,200)	33,269	153,288	9,476

Total Investment Income (Loss)	(182,513)	70,237	168,620	54,464
Interest Income and Dividend Revenue	6,459	7,756	14,044	13,749
Other	4,474	2,845	2,021	1,810

Total Revenues	(286,170)	775,195	828,410	578,834

Expenses
Compensation and Benefits
Compensation	146,551	181,266	179,345	217,556
Performance Fee Compensation
Realized
Carried Interest	(4,255)	741	32,627	1,465
Unrealized
Carried Interest	(126,090)	20,307	21,320	(2,229)

Total Compensation and Benefits	16,206	202,314	233,292	216,792
Other Operating Expenses	90,130	82,471	109,589	120,918

Total Expenses	106,336	284,785	342,881	337,710

Economic Income (Loss)	$(392,506)	$490,410	$485,529	$241,124

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Real Estate
Revenues
Management Fees, Net
Base Management Fees	$295,921	$328,447	$338,428	$394,778
Transaction and Other Fees, Net	36,046	25,838	59,914	109,510
Management Fee Offsets	(4,969)	(2,467)	(1,071)	(4,950)

Total Management Fees, Net	326,998	351,818	397,271	499,338

Performance Fees
Realized
Carried Interest	24,681	(9,597)	16,113	22,844
Incentive Fees	—	6,558	24,175	9,629
Unrealized
Carried Interest	(843,704)	(259,583)	218,706	913,418
Incentive Fees	—	7,403	38,265	3,658

Total Performance Fees	(819,023)	(255,219)	297,259	949,549

Investment Income (Loss)
Realized	3,778	6,164	11,251	27,972
Unrealized	(238,650)	(125,624)	318,979	92,648

Total Investment Income (Loss)	(234,872)	(119,460)	330,230	120,620
Interest Income and Dividend Revenue	5,880	6,030	11,173	12,902
Other	3,008	3,261	(336)	(1,061)

Total Revenues	(718,009)	(13,570)	1,035,597	1,581,348

Expenses
Compensation and Benefits
Compensation	150,684	158,115	183,177	236,771
Performance Fee Compensation
Realized
Carried Interest	1,090	489	4,545	10,103
Incentive Fees	—	3,020	11,299	4,564
Unrealized
Carried Interest	(74,981)	(117,394)	103,406	221,140
Incentive Fees	—	3,410	19,458	3,106

Total Compensation and Benefits	76,793	47,640	321,885	475,684
Other Operating Expenses	55,782	56,325	74,189	103,859

Total Expenses	132,575	103,965	396,074	579,543

Economic Income (Loss)	$(850,584)	$(117,535)	$639,523	$1,001,805

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Hedge Fund Solutions
Revenues
Management Fees, Net
Base Management Fees	$293,497	$227,596	$272,773	$315,863
Transaction and Other Fees, Net	3,428	2,224	3,572	2,798
Management Fee Offsets	(100)	(242)	(330)	(980)

Total Management Fees, Net	296,825	229,578	276,015	317,681

Performance Fees
Realized
Incentive Fees	7,185	30,709	56,626	11,472
Unrealized
Incentive Fees	—	1	2,982	774

Total Performance Fees	7,185	30,710	59,608	12,246

Investment Income (Loss)
Realized	(77,302)	(113)	9,818	17,722
Unrealized	(201,462)	51,898	19,361	(19,031)

Total Investment Income (Loss)	(278,764)	51,785	29,179	(1,309)
Interest Income and Dividend Revenue	2,777	1,040	1,869	2,025
Other	738	258	97	7,902

Total Revenues	28,761	313,371	366,768	338,545

Expenses
Compensation and Benefits
Compensation	131,992	88,512	95,386	128,959
Performance Fee Compensation
Realized
Incentive Fees	4,569	11,228	20,633	3,498
Unrealized
Incentive Fees	—	(21)	1,067	234

Total Compensation and Benefits	136,561	99,719	117,086	132,691
Other Operating Expenses	60,989	43,166	51,360	65,072

Total Expenses	197,550	142,885	168,446	197,763

Economic Income (Loss)	$(168,789)	$170,486	$198,322	$140,782

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Credit Businesses
Revenues
Management Fees, Net
Base Management Fees	$183,339	$173,277	$194,963	$238,547
Transaction and Other Fees, Net	5,088	642	1,657	1,880
Management Fee Offsets	(6,506)	(14,452)	(724)	(390)

Total Management Fees, Net	181,921	159,467	195,896	240,037

Performance Fees
Realized
Carried Interest	3,021	5,028	71,981	78,670
Incentive Fees	4,875	7,545	35,899	67,928
Unrealized
Carried Interest	(887)	56,396	86,802	24,610
Incentive Fees	(11,935)	58,159	66,377	(29,360)

Total Performance Fees	(4,926)	127,128	261,059	141,848

Investment Income (Loss)
Realized	(4,840)	(14,918)	9,700	11,299
Unrealized	(55,622)	44,118	9,472	(708)

Total Investment Income (Loss)	(60,462)	29,200	19,172	10,591
Interest Income and Dividend Revenue	5,750	2,412	3,038	3,369
Other	476	767	(488)	(853)

Total Revenues	122,759	318,974	478,677	394,992

Expenses
Compensation and Benefits
Compensation	107,444	109,604	123,257	128,588
Performance Fee Compensation
Realized
Carried Interest	1,744	1,614	33,544	32,047
Incentive Fees	1,849	8,012	25,668	47,850
Unrealized
Carried Interest	(3,191)	27,263	40,614	19,033
Incentive Fees	(3,452)	40,252	42,781	(24,099)

Total Compensation and Benefits	104,394	186,745	265,864	203,419
Other Operating Expenses	45,038	37,495	39,106	49,955

Total Expenses	149,432	224,240	304,970	253,374

Economic Income (Loss)	$(26,673)	$94,734	$173,707	$141,618

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Financial Advisory
Revenues
Advisory Fees	397,519	390,718	426,140	382,240
Transaction and Other Fees, Net	—	—	362	321

Total Advisory and Transaction Fees	397,519	390,718	426,502	382,561

Investment Income
Realized	—	1,443	814	594
Unrealized	—	219	534	304

Total Investment Income	—	1,662	1,348	898
Interest and Dividend Revenue	8,148	5,254	5,972	6,799
Other	4,899	(35)	(1,912)	(383)

Total Revenues	410,566	397,599	431,910	389,875

Expenses
Compensation and Benefits
Compensation	234,755	232,359	277,949	248,695
Other Operating Expenses	67,277	79,572	70,272	81,538

Total Expenses	302,032	311,931	348,221	330,233

Economic Income	$108,534	$85,668	$83,689	$59,642

The following tables present reconciliations of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income (Loss), of Economic Income (Loss) to Economic Net Income (Loss), of Economic Net Income (Loss) to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for the indicated periods:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group L.P.	$42,704	$86,237	$(274,567)	$(22,677)	$58,325	$(74,964)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	106,716	190,908	(402,079)	21,221	107,405	(53,027)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(93,793)	(92,753)	(262,207)	456,706	197,643	239,934
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,737	205	(47,922)	111	54,259	(17,666)

Net Income (Loss)	78,364	184,597	(986,775)	455,361	417,632	94,277
Provision (Benefit) for Taxes	38,850	64,199	(7,637)	250,299	38,753	41,337

Income (Loss) Before Provision (Benefit) for Taxes	117,214	248,796	(994,412)	705,660	456,385	135,614
IPO and Acquisition-Related Charges (a)	427,227	430,829	264,068	147,808	244,897	268,936
Amortization of Intangibles (b)	44,174	44,905	45,665	86,121	50,888	39,435
Income (Loss) Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	71,056	92,548	310,129	(456,817)	(251,902)	(222,268)

Economic Income (Loss)	659,671	817,078	(374,550)	482,772	500,268	221,717
Taxes (d)	(12,799)	(12,897)	(5,449)	(14,618)	(9,051)	(9,368)

Economic Net Income (Loss)	646,872	804,181	(379,999)	468,154	491,217	212,349
Taxes (d)	12,799	12,897	5,449	14,618	9,051	9,368
Performance Fee Adjustment (e)	(600,797)	(673,058)	457,279	(357,950)	(385,756)	(134,837)
Investment Income (Loss) Adjustment (f)	(126,076)	(137,569)	134,106	(55,725)	(83,406)	16,264
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	1,302	4,038	(3,011)	2,271	6,310	1,892
Performance Fee Compensation and Benefits Adjustment (h)	177,068	145,808	(100,892)	94,728	109,512	40,693

Fee Related Earnings	111,168	156,297	112,932	166,096	146,928	145,729
Realized Performance Fees (i)	81,057	32,504	(2,646)	17,494	6,649	54,147
Realized Investment Income (Loss) (j)	23,499	30,732	31,647	16,697	23,492	9,360
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(1,010)	(2,343)	(309)	(2,395)	(5,897)	(1,280)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(12,799)	(26,312)	(15,879)	(19,706)	(9,051)	(19,552)

Distributable Earnings	201,915	190,878	125,745	178,186	162,121	188,404
Interest	12,713	13,068	12,577	14,843	13,554	12,850
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	12,799	26,312	15,879	19,706	9,051	19,552
Depreciation and Amortization	8,151	7,837	8,325	8,451	10,268	10,391

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	$235,578	$238,095	$162,526	$221,186	$194,994	$231,197

	Year Ended December 31,
	2008	2009	2010	2011
		(Dollars in Thousands)
Net Loss Attributable to The Blackstone Group L.P.	$(1,163,032)	$(715,291)	$(370,028)	$(168,303)
Net Loss Attributable to Non-Controlling Interests in Blackstone Holdings	(3,638,799)	(1,792,174)	(668,444)	(83,234)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(159,828)	(14,328)	343,498	7,953
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(632,495)	131,097	87,651	(24,869)

Net Loss	(5,594,154)	(2,390,696)	(607,323)	(268,453)
Provision (Benefit) for Taxes	(14,145)	99,230	84,669	345,711

Income (Loss) Before Provision (Benefit) for Taxes	(5,608,299)	(2,291,466)	(522,654)	77,258
IPO and Acquisition-Related Charges (a)	3,331,722	2,973,950	2,369,195	1,269,932
Amortization of Intangibles (b)	153,237	158,048	165,378	220,865
Other Adjustments	999	—	—	—
Income (Loss) Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	792,323	(116,769)	(431,149)	16,916

Economic Income (Loss)	(1,330,018)	723,763	1,580,770	1,584,971
Taxes (d)	(43,457)	(51,086)	(28,932)	(45,763)

Economic Net Income (Loss)	(1,373,475)	672,677	1,551,838	1,539,208
Taxes (d)	43,457	51,086	28,932	45,763
Performance Fee Adjustment (e)	1,247,249	(240,131)	(926,289)	(1,174,526)
Investment Income (Loss) Adjustment (f)	756,611	(33,424)	(548,549)	(185,264)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	—	12,367	15,277	4,600
Performance Fee Compensation and Benefits Adjustment (h)	(202,717)	(1,079)	356,962	316,712

Fee Related Earnings	471,125	461,496	478,171	546,493
Realized Performance Fees (i)	34,016	49,160	233,347	128,409
Realized Investment Income (Loss) (j)	(64,677)	29,544	46,915	102,575
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	—	(10,142)	(7,782)	(6,057)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(43,457)	(51,086)	(48,867)	(74,696)

Distributable Earnings	397,007	478,972	701,784	696,724
Interest	19,992	10,238	36,666	53,201
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	43,457	51,086	48,867	74,696
Depreciation and Amortization	19,639	23,750	26,629	32,764

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	$480,095	$564,046	$813,946	$857,385

(a)	The adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the payable under the Tax Receivable Agreement.

Amortization of non-cash deferred compensation included in Economic Income was $5.4 million, $6.6 million, $6.4 million, $66.3 million, $7.8 million and $6.8 million for the three months ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012, respectively. Amortization of non-cash deferred compensation included in Economic Income was $84.6 million, $68.9 million, $66.8 million and $64.3 million for the years ended December 31, 2011, 2010, 2009 and 2008, respectively.

The following tables calculate Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income (Loss) for the indicated periods:

	Three Months Ended
	Mar 31, 2011	June 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Base Management Fees (a)	$305,587	$316,474	$322,371	$336,753	$395,506	$381,344
Transaction and Other Fees, Net (a)	58,363	103,561	41,793	43,796	38,471	49,453
Advisory Fees (a)	70,252	102,243	86,178	123,567	75,846	93,372
Management Fee Offsets (a)	(8,536)	(8,675)	(7,703)	(8,479)	(13,050)	(7,973)
Interest Income and Other Revenue (b)	13,009	14,449	5,432	17,969	14,448	11,455
Compensation (a)	(224,532)	(272,392)	(238,207)	(225,438)	(254,772)	(268,884)
Other Operating Expenses (a)	(102,975)	(99,363)	(96,932)	(122,072)	(109,521)	(113,038)

Fee Related Earnings	111,168	156,297	112,932	166,096	146,928	145,729
Net Realized Incentive Fees (b)	1,225	8,427	5,152	18,313	1,027	6,117
Net Realized Carried Interest (b)	79,832	24,077	(7,798)	(819)	5,622	48,030
Realized Investment Income (b)	22,489	28,389	31,338	14,302	17,595	8,080
Taxes and Related Payables (c)	(12,799)	(26,312)	(15,879)	(19,706)	(9,051)	(19,552)

Distributable Earnings	201,915	190,878	125,745	178,186	162,121	188,404
Net Unrealized Incentive Fees (b)	36,479	7,302	(44,915)	(3,035)	55,342	(7,478)
Net Unrealized Carried Interest (b)	306,193	487,444	(308,826)	248,763	214,253	47,475
Unrealized Investment Income (Loss) (b)	102,285	105,142	(162,433)	39,152	59,501	(26,236)
Add Back: Related Payables (d)	—	13,415	10,430	5,088	—	10,184

Economic Net Income (Loss)	$646,872	$804,181	$(379,999)	$468,154	$491,217	$212,349

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Base Management Fees (a)	$1,041,718	$999,829	$1,069,471	$1,281,185
Transaction and Other Fees, Net (a)	96,358	115,040	137,748	247,513
Advisory Fees (a)	397,519	390,718	426,140	382,240
Management Fee Offsets (a)	(16,437)	(17,161)	(2,313)	(33,393)
Interest Income and Other Revenue (b)	42,609	41,955	50,755	50,859
Compensation (a)	(771,426)	(769,856)	(859,114)	(960,569)
Other Operating Expenses (a)	(319,216)	(299,029)	(344,516)	(421,342)

Fee Related Earnings	471,125	461,496	478,171	546,493
Net Realized Incentive Fees (b)	5,642	22,552	59,100	33,117
Net Realized Carried Interest (b)	28,374	26,608	174,247	95,292
Realized Investment Income (Loss) (b)	(64,677)	19,402	39,133	96,518
Taxes and Related Payables (c)	(43,457)	(51,086)	(48,867)	(74,696)

Distributable Earnings	397,007	478,972	701,784	696,724
Net Unrealized Incentive Fees (b)	(8,483)	21,922	44,318	(4,169)
Net Unrealized Carried Interest (b)	(1,070,065)	170,128	291,662	733,574
Unrealized Investment Income (Loss) (b)	(691,934)	1,655	494,139	84,146
Add Back: Related Payables (d)	—	—	19,935	28,933

Economic Net Income (Loss)	$(1,373,475)	$672,677	$1,551,838	$1,539,208

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the payable under the Tax Receivable Agreement.
(d)	Represents tax related payables including the payable under the tax receivable agreement.

The following tables calculate the components of Fee Related Earnings, Distributable Earnings and Economic Net Income (Loss) in the above tables identified by note (b) for the indicated periods:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$9,448	$9,283	$10,110	$10,003	$9,345	$10,391
Other Revenue (a)	2,259	1,128	(1,667)	5,695	(1,207)	(828)
Interest Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	1,302	4,038	(3,011)	2,271	6,310	1,892

Interest Income and Other Revenue	$13,009	$14,449	$5,432	$17,969	$14,448	$11,455

Realized Incentive Fees (a)	2,199	17,463	17,530	51,837	5,279	11,692
Less: Realized Incentive Fee Compensation (a)	(974)	(9,036)	(12,378)	(33,524)	(4,252)	(5,575)

Net Realized Incentive Fees	$1,225	$8,427	$5,152	$18,313	$1,027	$6,117

Realized Carried Interest (a)	$93,401	$42,752	$(9,633)	$12,387	$13,560	$55,929
Less: Realized Carried Interest Compensation (a)	(13,569)	(18,675)	1,835	(13,206)	(7,938)	(7,899)

Net Realized Carried Interest	$79,832	$24,077	$(7,798)	$(819)	$5,622	$48,030

Realized Investment Income (a)	$23,499	$30,732	$31,647	$16,697	$23,492	$9,360
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	(1,010)	(2,343)	(309)	(2,395)	(5,897)	(1,280)

Realized Investment Income	$22,489	$28,389	$31,338	$14,302	$17,595	$8,080

Unrealized Incentive Fees (a)	$73,049	$1,686	$(82,227)	$(17,436)	$68,121	$(17,074)
Less: Unrealized Incentive Fee Compensation (a)	(36,570)	5,616	37,312	14,401	(12,779)	9,596

Net Unrealized Incentive Fees	$36,479	$7,302	$(44,915)	$(3,035)	$55,342	$(7,478)

Unrealized Carried Interest (a)	$432,148	$611,157	$(382,949)	$311,162	$298,796	$84,290
Less: Unrealized Carried Interest Compensation (a)	(125,955)	(123,713)	74,123	(62,399)	(84,543)	(36,815)

Net Unrealized Carried Interest	$306,193	$487,444	$(308,826)	$248,763	$214,253	$47,475

Unrealized Investment Income (Loss) (a)	$102,577	$106,837	$(165,753)	$39,028	$59,914	$(25,624)
Less: Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	(1,302)	(4,038)	3,011	(2,271)	(6,310)	(1,892)
Less: Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	1,010	2,343	309	2,395	5,897	1,280

Unrealized Investment Income (Loss)	$102,285	$105,142	$(162,433)	$39,152	$59,501	$(26,236)

	Year Ended December 31,
	2008	2009	2010	2011
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$29,014	$22,492	$36,096	$38,844
Other Revenue (a)	13,595	7,096	(618)	7,415
Interest Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	—	12,367	15,277	4,600

Interest Income and Other Revenue	$42,609	$41,955	$50,755	$50,859

Realized Incentive Fees (a)	12,060	44,812	116,700	89,029
Less: Realized Incentive Fee Compensation (a)	(6,418)	(22,260)	(57,600)	(55,912)

Net Realized Incentive Fees	$5,642	$22,552	$59,100	$33,117

Realized Carried Interest (Loss) (a)	$26,953	$29,452	$244,963	$138,907
Less: Realized Carried Interest Compensation (a)	1,421	(2,844)	(70,716)	(43,615)

Net Realized Carried Interest	$28,374	$26,608	$174,247	$95,292

Realized Investment Income (Loss) (a)	$(64,677)	$29,544	$46,915	$102,575
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	—	(10,142)	(7,782)	(6,057)

Realized Investment Income (Loss)	$(64,677)	$19,402	$39,133	$96,518

Unrealized Incentive Fees (a)	$(11,935)	$65,563	$107,624	$(24,928)
Less: Unrealized Incentive Fee Compensation (a)	3,452	(43,641)	(63,306)	20,759

Net Unrealized Incentive Fees	$(8,483)	$21,922	$44,318	$(4,169)

Unrealized Carried Interest (a)	$(1,274,327)	$100,304	$457,002	$971,518
Less: Unrealized Carried Interest Compensation (a)	204,262	69,824	(165,340)	(237,944)

Net Unrealized Carried Interest	$(1,070,065)	$170,128	$291,662	$733,574

Unrealized Investment Income (Loss) (a)	$(691,934)	$3,880	$501,634	$82,689
Less: Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	—	(12,367)	(15,277)	(4,600)
Less: Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	—	10,142	7,782	6,057

Unrealized Investment Income (Loss)	$(691,934)	$1,655	$494,139	$84,146

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the adjustment related to the Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Distributable Earnings.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Second Amendment, dated as of July 13, 2012, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 19, 2012.

10.2	Form of Deferred Holdings Unit Agreement for Senior Managing Directors +.

Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 +.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
+	Management contract or compensating plan or arrangement in which director or executive officers are eligible to participate.

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

Date: August 7, 2012

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)