Form 10-Q
period 2012-09-30
Blackstone Group L.P.
filed 2012-11-02
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 26, 2012 was 423,776,109. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 26, 2012 was 101,334,234.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, and closed-end mutual funds and management investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-oriented funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, and certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”). We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our “BREDS” funds. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-oriented funds (including four publicly registered investment companies), which are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments,

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2012	December 31, 2011
Assets
Cash and Cash Equivalents	$833,515	$754,744
Cash Held by Blackstone Funds and Other	802,415	724,762
Investments (including assets pledged of $69,158 and $101,298 at September 30, 2012 and December 31, 2011, respectively)	20,766,700	15,128,299
Accounts Receivable	498,543	406,140
Reverse Repurchase Agreements	105,581	139,485
Due from Affiliates	877,131	860,514
Intangible Assets, Net	622,280	595,488
Goodwill	1,703,602	1,703,602
Other Assets	375,418	337,396
Deferred Tax Assets	1,215,254	1,258,699

Total Assets	$27,800,439	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$12,875,686	$8,867,568
Due to Affiliates	1,787,656	1,811,468
Accrued Compensation and Benefits	1,295,598	903,260
Securities Sold, Not Yet Purchased	105,164	143,825
Repurchase Agreements	69,452	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	825,153	828,873

Total Liabilities	16,958,709	12,656,843

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,450,970	1,091,833

Partners’ Capital
Partners’ Capital (common units: 525,030,937 issued and outstanding as of September 30, 2012; 489,430,907 issued and outstanding as of December 31, 2011)	4,628,105	4,281,841
Appropriated Partners’ Capital	737,079	386,864
Accumulated Other Comprehensive Income	1,403	1,958
Non-Controlling Interests in Consolidated Entities	1,321,964	1,029,270
Non-Controlling Interests in Blackstone Holdings	2,702,209	2,460,520

Total Partners’ Capital	9,390,760	8,160,453

Total Liabilities and Partners’ Capital	$27,800,439	$21,909,129

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

	September 30, 2012	December 31, 2011
Assets
Cash Held by Blackstone Funds and Other	$697,086	$598,441
Investments	12,639,441	8,961,960
Accounts Receivable	67,060	33,405
Due from Affiliates	30,827	36,502
Other Assets	39,640	12,031

Total Assets	$13,474,054	$9,642,339

Liabilities
Loans Payable	$11,196,721	$7,801,136
Due to Affiliates	258,901	311,909
Accounts Payable, Accrued Expenses and Other	308,476	244,488

Total Liabilities	$11,764,098	$8,357,533

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Management and Advisory Fees, Net	$469,109	$425,193	$1,428,833	$1,335,971

Performance Fees
Realized
Carried Interest	83,765	(9,633)	153,254	126,520
Incentive Fees	11,588	16,238	28,497	38,051
Unrealized
Carried Interest	403,465	(382,949)	786,551	660,356
Incentive Fees	104,312	(79,953)	155,011	(369)

Total Performance Fees	603,130	(456,297)	1,123,313	824,558

Investment Income (Loss)
Realized	18,559	45,596	40,652	77,682
Unrealized	119,599	(145,990)	181,906	70,116

Total Investment Income (Loss)	138,158	(100,394)	222,558	147,798

Interest and Dividend Revenue	10,278	9,085	27,181	27,423
Other	2,415	(1,666)	443	1,721

Total Revenues	1,223,090	(124,079)	2,802,328	2,337,471

Expenses
Compensation and Benefits
Compensation	503,295	494,478	1,531,917	1,853,393
Performance Fee Compensation
Realized
Carried Interest	22,023	(1,836)	37,860	30,409
Incentive Fees	4,457	12,378	14,284	22,388
Unrealized
Carried Interest	128,863	(74,123)	250,221	175,546
Incentive Fees	44,254	(37,312)	47,437	(6,358)

Total Compensation and Benefits	702,892	393,585	1,881,719	2,075,378
General, Administrative and Other	139,172	124,929	417,675	380,433
Interest Expense	19,074	13,785	47,365	41,773
Fund Expenses	(9,747)	8,635	28,243	19,045

Total Expenses	851,391	540,934	2,375,002	2,516,629

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(135,960)	(329,399)	400,412	(449,244)

Income (Loss) Before Provision (Benefit) for Taxes	235,739	(994,412)	827,738	(628,402)
Provision (Benefit) for Taxes	39,237	(7,637)	119,327	95,412

Net Income (Loss)	196,502	(986,775)	708,411	(723,814)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	41,854	(47,922)	78,447	(24,980)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(157,607)	(262,207)	279,970	(448,753)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	183,431	(402,079)	237,809	(104,455)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$128,824	$(274,567)	$112,185	$(145,626)

Net Income (Loss) Per Common Unit — Basic and Diluted	$0.24	$(0.56)	$0.21	$(0.31)

Weighted-Average Common Units Outstanding — Basic	544,716,399	487,189,657	526,892,258	470,551,727

Weighted-Average Common Units Outstanding — Diluted	546,923,603	487,189,657	532,702,872	470,551,727

Revenues Earned from Affiliates
Management and Advisory Fees	$48,972	$56,900	$153,089	$245,854

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$196,502	$(986,775)	$708,411	$(723,814)
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	14,637	(6,322)	(8,792)	15,266

Comprehensive Income (Loss)	211,139	(993,097)	699,619	(708,548)
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	41,854	(47,922)	78,447	(24,980)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(142,440)	(267,744)	271,733	(431,030)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	183,431	(402,079)	237,809	(104,455)

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$128,294	$(275,352)	$111,630	$(148,083)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Net Income	—	112,185	—	—	279,970	237,809	629,964	78,447
Allocation of Income of Consolidated CLO Entities	—	—	125,066	—	(125,066)	—	—	—
Currency Translation Adjustment	—	—	—	(555)	(8,237)	—	(8,792)	—

Allocation of Currency Translation Adjustment of Consolidated CLOs	—	—	(8,237)	—	8,237	—	—	—
Capital Contributions	—	—	—	—	222,314	22	222,336	374,820
Capital Distributions	—	(217,603)	—	—	(80,235)	(284,796)	(582,634)	(94,041)

Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(4,444)	3,553	(891)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(48)	—	—	—	—	(48)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	16,413	—	—	—	—	16,413	—
Equity-Based Compensation	—	344,039	—	—	—	397,141	741,180	—

Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(89)
Net Delivery of Vested Common Units	8,477,448	(19,973)	—	—	—	(789)	(20,762)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(1,475)	—	—	—	1,475	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	27,122,582	112,726	—	—	—	(112,726)	—	—

Balance at September 30, 2012	525,030,937	$4,628,105	$737,079	$1,403	$1,321,964	$2,702,209	$9,390,760	$1,450,970

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$812,354	$2,418,517	$7,593,967	$659,390
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	74,969	—	114	—	75,083	—
Net Loss	—	(145,626)	—	—	(448,753)	(104,455)	(698,834)	(24,980)

Allocation of Income of Consolidated CLO Entities	—	—	(613,386)	—	613,386	—	—	—
Currency Translation Adjustment	—	—	—	(2,457)	17,723	—	15,266	—

Allocation of Currency Translation Adjustment of Consolidated CLOs	—	—	17,723	—	(17,723)	—	—	—
Capital Contributions	—	—	—	—	207,802	—	207,802	535,312
Capital Distributions	—	(245,157)	—	—	(129,475)	(347,379)	(722,011)	(165,280)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	1,924	(1,924)	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(2,099)	—	—	—	—	(2,099)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	53,864	—	—	—	—	53,864	—
Equity-Based Compensation	—	454,490	—	—	—	624,769	1,079,259	—

Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(666)
Net Delivery of Vested Common Units	6,825,182	(33,345)	—	—	—	—	(33,345)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	—	—	—	—	—	(469)	(469)	—

Change in The Blackstone Group L.P.’s Ownership Interest	—	(6,245)	—	—	—	6,245	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	59,094,154	217,275	—	—	—	(217,275)	—	—

Balance at September 30, 2011	482,011,358	$4,181,368	$(50,111)	$1,845	$1,057,352	$2,378,029	$7,568,483	$1,003,776

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net Income (Loss)	$708,411	$(723,814)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(546,221)	603,613
Net Realized Gains on Investments	(215,711)	(468,588)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(107,763)	(66,607)
Unrealized Depreciation (Appreciation) on Hedge Activities	22,599	(1,544)
Non-Cash Performance Fees	(704,852)	(492,930)
Non-Cash Performance Fee Compensation	349,802	221,985
Equity-Based Compensation Expense	690,617	1,075,012
Amortization of Intangibles	115,432	124,764
Other Non-Cash Amounts Included in Net Income (Loss)	91,612	(4,559)
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	212,350	215,051
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(46,330)	(666)
Accounts Receivable	2,286	87,655
Reverse Repurchase Agreements	33,904	(13,506)
Due from Affiliates	(86,496)	24,359
Other Assets	62,117	53,585
Accrued Compensation and Benefits	167,451	(15,460)
Securities Sold, Not Yet Purchased	(33,413)	75,907
Accounts Payable, Accrued Expenses and Other Liabilities	(465,817)	(233,579)
Repurchase Agreements	(32,397)	147,920
Due to Affiliates	(13,665)	(111,613)
Treasury Cash Management Strategies:
Investments Purchased	(2,306,256)	(2,428,326)
Cash Proceeds from Sale of Investments	1,767,080	2,256,425
Blackstone Funds Related:
Investments Purchased	(4,894,341)	(4,639,948)
Cash Proceeds from Sale or Pay Down of Investments	5,585,951	5,073,303

Net Cash Provided by Operating Activities	356,350	758,439

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(26,973)	(25,963)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(156,972)	(23,744)
Changes in Restricted Cash	2,341	331

Net Cash Used in Investing Activities	(181,604)	(49,376)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(167,473)	(294,755)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	586,073	742,940

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2012	2011
Purchase of Interests from Certain Non-Controlling Interest Holders	$(48)	$(2,099)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(20,762)	(33,814)
Proceeds from Loans Payable	632,710	16,977
Repayment and Repurchase of Loans Payable	(27,347)	(27,981)
Distributions to Unitholders	(502,399)	(592,536)
Blackstone Funds Related:
Proceeds from Loans Payable	16,284	342,183
Repayment of Loans Payable	(613,000)	(855,601)

Net Cash Used in Financing Activities	(95,962)	(704,686)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	(16)

Net Increase in Cash and Cash Equivalents	78,771	4,361
Cash and Cash Equivalents, Beginning of Period	754,744	588,621

Cash and Cash Equivalents, End of Period	$833,515	$592,982

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$78,750	$2,399

Payments for Income Taxes	$23,105	$40,147

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$6,803	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(6,803)	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(5,370)	$(2,817)

Net Assets Related to the Consolidation of CLO Vehicles	$233,541	$73,984

In-kind Redemption of Capital	$(2,017)	$(2,433)

In-kind Contribution of Capital	$2,017	$2,433

Notes Issuance Costs	$4,788	$—

Transfer of Interests to Non-Controlling Interest Holders	$(4,444)	$1,924

Change in The Blackstone Group L.P.’s Ownership Interest	$(1,475)	$(6,245)

Net Settlement of Vested Common Units	$100,041	$107,365

Conversion of Blackstone Holdings Units to Common Units	$112,726	$217,275

Exchange of Founders’ and Non-Controlling Interest Holders’ Interests in Blackstone Holdings:
Deferred Tax Asset	$(89,464)	$(288,229)

Due to Affiliates	$73,051	$234,365

Partners’ Capital	$16,413	$53,864

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts, and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

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

The December 31, 2011 Condensed Consolidated Statement of Financial Condition reflects an increase of $506.2 million to reflect the cumulative effect of a reclassification to Redeemable Non-Controlling Interests in Consolidated Entities. This amount had previously been classified within Non-Controlling Interests in Consolidated Entities but should properly be, and now has been, classified within Redeemable Non-Controlling Interests in Consolidated Entities. In addition, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 reflect a decrease to Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities of $3.1 million and $2.1 million, respectively, with a corresponding increase to Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities to correctly classify the portion of Net Gains (Losses) from Fund Investment Activities attributable to Redeemable Non-Controlling Interests in Consolidated Entities. These immaterial restatements had no impact on Net Income (Loss) Attributable to The Blackstone Group L.P., Net Income (Loss) per Common Unit — Basic or Diluted, or the Condensed Consolidated Statements of Cash Flows.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. As of June 30, 2012, Blackstone elected to separately present Carried Interest and Incentive Fees in each of the Realized and Unrealized components of Performance Fee Revenue and Performance Fee Compensation in the Condensed Consolidated Statements of Operations. Previously, these amounts were not separately reported. This presentation had no impact on the respective financial statement captions.

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

•

Investment Funds held by the consolidated Blackstone Funds are valued using net asset value per share as described in Level III Valuation Techniques — Funds of Hedge Funds. Certain investments in investment funds are classified within Level II of the fair value hierarchy as the investment can be redeemed at, or within three months of, the reporting date.

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

Harbourmaster’s results from the date of acquisition have been included in the Credit segment.

The Partnership incurred $2.1 million of acquisition-related costs which were expensed as incurred and are reflected within the General, Administrative and Other in the Condensed Consolidated Statement of Operations.

The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 includes the results of Harbourmaster since the date of acquisition, January 5, 2012, through September 30, 2012. Supplemental information on an unaudited pro forma basis, as if the Harbourmaster acquisition had been consummated as of January 1, 2011 is as follows:

	Three Months Ended September 30, 2011 (Unaudited)	Nine Months Ended September 30, 2011 (Unaudited)
Total Revenues	$(130,078)	$2,356,508

Net Loss Attributable to The Blackstone Group L.P.	$(273,019)	$(129,298)

Net Loss Per Common Unit — Basic and Diluted	$(0.56)	$(0.27)

The results for the period from January 1, 2012 to the acquisition date of January 5, 2012 are not material and, as a result, pro forma unaudited supplemental information has not been provided for the 2012 periods as the amounts are materially consistent with the amounts recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Goodwill and Intangible Assets

Goodwill has been allocated to each of the Partnership’s five segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit ($346.4 million) and Financial Advisory ($68.9 million).

The carrying value of goodwill was $1.7 billion as of September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	September 30, 2012	December 31, 2011
Finite-Lived Intangible Assets / Contractual Rights	$1,536,247	$1,394,023
Accumulated Amortization	(913,967)	(798,535)

Intangible Assets, Net	$622,280	$595,488

Amortization expense associated with Blackstone’s intangible assets was $30.6 million and $115.4 million for the three and nine month periods ended September 30, 2012, respectively, and $42.4 million and $124.8 million for the three and nine month periods ended September 30, 2011, respectively.

Amortization of Intangible Assets held at September 30, 2012 is expected to be $139.2 million, $88.2 million, $83.4 million, $77.1 million, and $72.8 million for each of the years ending December 31, 2012, 2013, 2014, 2015, and 2016, respectively. Blackstone’s intangible assets as of September 30, 2012 are expected to amortize over a weighted-average period of 8.8 years.

4.	INVESTMENTS

Investments

Investments consist of the following:

	September 30, 2012	December 31, 2011
Investments of Consolidated Blackstone Funds	$14,323,698	$10,306,795
Equity Method Investments	2,430,452	2,218,103
Blackstone’s Treasury Cash Management Strategies	1,290,512	685,859
Performance Fees	2,689,680	1,889,152
Other Investments	32,358	28,390

	$20,766,700	$15,128,299

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $497.7 million and $449.6 million at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At September 30, 2012 and December 31, 2011, no investment exceeded the 5% threshold.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized Gains (Losses)	$6,162	$121,297	$(4,279)	$228,052
Net Change in Unrealized Gains (Losses)	(152,801)	(496,696)	235,368	(774,527)

	$(146,639)	$(375,399)	$231,089	$(546,475)

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$(146,639)	$(375,399)	$231,089	$(546,475)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	10,679	46,000	169,323	97,231

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$(135,960)	$(329,399)	$400,412	$(449,244)

Equity Method Investments

The Partnership recognized net gains related to its equity method investments of $125.4 million and $97.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2012, no individual equity method investment held by Blackstone met the significance criteria. As of and for the nine months ended September 30, 2011, one individual equity method investment held by Blackstone met the significance criteria. The summarized financial information for this investment is shown below for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Statements of Income
Interest Income	$—	$251
Other Income	21,860	34,401
Interest Expense	(112)	(315)
Other Expenses	(1,812)	(1,410)
Net Realized and Unrealized Gain from Investments	440,531	537,432

Net Income	$460,467	$570,359

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized Gains	$3,228	$6,002	$3,238	$7,022
Net Change in Unrealized Gains (Losses)	6,525	(746)	7,351	1,475

	$9,753	$5,256	$10,589	$8,497

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-oriented funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2011	$620,359	$943,859	$1,858	$323,076	$1,889,152
Performance Fees Allocated as a Result of Changes in Fund Fair Values	141,008	651,294	20,793	216,838	1,029,933
Foreign Exchange Gain	—	1,219	—	—	1,219
Fund Cash Distributions	(63,132)	(85,718)	(3,843)	(77,931)	(230,624)

Performance Fees, September 30, 2012	$698,235	$1,510,654	$18,808	$461,983	$2,689,680

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of investment securities held by Blackstone for its own account. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized Gains	$111	$421	$907	$820
Net Change in Unrealized Gains (Losses)	(912)	(22,292)	(722)	(21,000)

	$(801)	$(21,871)	$185	$(20,180)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the consolidated funds of hedge funds’ remaining unfunded commitments and ability to redeem such investments as of September 30, 2012 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$140,500	$7,746	(a	)	(a	)
Credit Driven	201,607	1,980	(b	)	(b	)
Event Driven	99,767	—	(c	)	(c	)
Equity	337,015	—	(d	)	(d	)
Commodities	50,487	—	(e	)	(e	)

	$829,376	$9,726

(a)	Diversified Instruments include investments in hedge funds that invest across multiple strategies. Investments representing 47% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 53% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 73% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 13% of the value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. The remaining 14% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 87% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 13% are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket Blackstone’s investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Commodities category includes investments in commodities-focused hedge funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Blackstone and the Blackstone Funds enter into derivative contracts in the normal course of business to achieve certain risk management objectives and for general investment purposes. Additionally, Blackstone may enter into derivative contracts in order to hedge its interest rate risk exposure against the effects of interest rate changes. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

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

	September 30, 2012				December 31, 2011
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$—	$—	$—	$—	$450,000	$67,668	$—	$—

Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	580,100	51,075	758,170	6,780	221,350	768	502,200	1,291
Foreign Currency Contracts	7,453	95	11,453	572	22,698	1,016	7,293	103
Credit Default Swaps	—	—	600	114	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	325,308	36,137	355,176	26,439	177,453	22,016	159,409	7,687
Interest Rate Contracts	162,414	6,744	107,500	1,473	95,482	7,270	191,400	10,867

Freestanding Derivatives	1,075,275	94,051	1,232,899	35,378	516,983	31,070	860,302	19,948

Total	$1,075,275	$94,051	$1,232,899	$35,378	$966,983	$98,738	$860,302	$19,948

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$—	$4,191	$548	$4,788

Excluded from Assessment of Effectiveness	$—	$(10,490)	$(938)	$(10,864)

Realized Gain	$—	$—	$22,941	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(189)	$(2,558)	$(2,740)	$(3,578)
Foreign Currency Contracts	(1,438)	944	1,357	137
Other	8	(43)	15	(65)

Total	$(1,619)	$(1,657)	$(1,368)	$(3,506)

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$1,946	$3,822	$9,565	$6,007
Foreign Currency Contracts	(11,027)	(19,075)	(11,692)	(15,087)
Credit Default Swaps	(5)	42	(46)	42
Other	—	(83)	—	(101)

Total	$(9,086)	$(15,294)	$(2,173)	$(9,139)

Since the inception of the above mentioned hedge designation, Blackstone recognized a $64.2 million increase in the fair value of the hedged borrowing. This basis adjustment will be accreted using the effective interest method through August 15, 2019, the remaining term of the hedged borrowing.

As of September 30, 2012 and December 31, 2011, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of September 30, 2012	As of December 31, 2011
Assets
Loans and Receivables	$7,295	$8,555
Assets of Consolidated CLO Vehicles
Corporate Loans	11,463,170	7,901,020
Corporate Bonds	195,047	153,653
Other	18,895	77,295

	$11,684,407	$8,140,523

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$10,612,502	$7,449,766
Subordinated Notes	811,324	630,236

	$11,423,826	$8,080,002

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2012		2011
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(308)	$30	$—	$50
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,522)	163,390	16,928	(453,095)
Corporate Bonds	(268)	708	65	(11,129)
Other	886	1,382	10,996	(16,205)

	$(2,212)	$165,510	$27,989	$(480,379)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$60	$(289,500)	$1,915	$222,379
Subordinated Notes	—	(104,325)	(4,694)	(32,581)

	$60	$(393,825)	$(2,779)	$189,798

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30,
	2012		2011
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(308)	$(366)	$—	$(237)
Assets of Consolidated CLO Vehicles
Corporate Loans	(27,240)	465,102	82,040	(486,816)
Corporate Bonds	450	10,003	2,214	(12,452)
Other	2,425	11,489	11,476	(12,077)

	$(24,673)	$486,228	$95,730	$(511,582)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$17	$(335,598)	$(5,798)	$(110,097)
Subordinated Notes	—	(38,920)	(4,694)	(100,285)

	$17	$(374,518)	$(10,492)	$(210,382)

The following table presents information for those financial instruments for which the fair value option was elected:

	As of September 30, 2012			As of December 31, 2011
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(145)	$—	$—	$(162)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(692,464)	20,240	(124,427)	(674,496)	17,574	(29,384)
Corporate Bonds	(4,880)	—	—	(9,360)	7,560	(2,656)

	$(697,489)	$20,240	$(124,427)	$(684,018)	$25,134	$(32,040)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of September 30, 2012 and December 31, 2011, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$1,645	$801,956	$803,601
Equity Securities	90,711	35,576	219,322	345,609
Partnership and LLC Interests	212	418	582,970	583,600
Debt Instruments	—	853,587	17,308	870,895
Assets of Consolidated CLO Vehicles
Corporate Loans	—	10,185,224	1,277,946	11,463,170
Corporate Bonds	—	175,047	20,000	195,047
Freestanding Derivatives — Foreign Currency Contracts	—	36,137	—	36,137
Freestanding Derivatives — Interest Rate Contracts	—	6,744	—	6,744
Other	—	2,241	16,654	18,895

Total Investments of Consolidated Blackstone Funds	90,923	11,296,619	2,936,156	14,323,698
Blackstone’s Treasury Cash Management Strategies	670,137	619,175	1,200	1,290,512
Money Market Funds	155,062	—	—	155,062
Freestanding Derivatives
Interest Rate Contracts	391	50,684	—	51,075
Foreign Currency Contracts	—	95	—	95
Loans and Receivables	—	—	7,295	7,295
Other Investments	2,483	6,662	23,213	32,358

	$918,996	$11,973,235	$2,967,864	$15,860,095

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$10,612,502	$10,612,502
Subordinated Notes	—	—	811,324	811,324
Freestanding Derivatives — Foreign Currency Contracts	—	26,439	—	26,439
Freestanding Derivatives — Interest Rate Contracts	—	1,473	—	1,473
Freestanding Derivatives
Interest Rate Contracts	1,066	5,714	—	6,780
Foreign Currency Contracts	—	572	—	572
Credit Default Swaps	—	114	—	114
Securities Sold, Not Yet Purchased	—	105,164	—	105,164

	$1,066	$139,476	$11,423,826	$11,564,368

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Transfers from Level I into Level II (a)	$288	$45,440
Transfers from Level II into Level I (b)	$45	$846

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2012. The disclosure below excludes financial instruments for which fair value is based on unobservable but non-quantitative inputs. Such items include financial instruments for which the determination of fair value is based on prices from prior transactions or third party pricing information without adjustment and financial instruments for which fair value is determined by net asset value.

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges
Financial Assets
Equity Securities	$134,254	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple	6.8% - 25.0% 1.6% - 83.4% 5.8x - 17.0x

	1,904	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.8x 4.8x - 9.8x

Partnership and LLC Interests	558,757	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple Exit Capitalization Rate	3.1% - 22.5% -0.2% - 62.0% 4.5x - 15.4x 5.3% - 11.0%

Debt Instruments	11,719	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	8.0% - 45.0% 3.2% 6.4% - 7.5% 2.0% 70.0% 12 months 20.0% 3.5%

	836	Market Comparable Companies	EBITDA Multiple	3.8x - 8.3x

Assets of Consolidated CLO Vehicles	135,462	Discounted Cash Flows	Discount Rate	6.0% - 18.0%

	67,435	Market Comparable Companies	EBITDA Multiple Liquidity Discount	4.0x - 11.0x 1.0% - 25.0%

Loans and Receivables	7,295	Discounted Cash Flows	Discount Rate	6.8% - 26.0%

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Inputs	Ranges

Financial Liabilities
CLOs	$11,423,826	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Discount Rate	2.0% - 5.0% 30.0% - 70.0% 12 months 5.0% - 20.0% 3.5% 1.3% - 55.0%

CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2012				2011
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$2,540,156	$104,207	$21,362	$2,665,725	$1,837,853	$127,108	$138,713	$2,103,674
Transfer In Due to Consolidation and Acquisition (a)	1,036	—	2,180	3,216	13,506	—	—	13,506
Transfer In to Level III (b)	436,233	—	—	436,233	120,184	—	—	120,184
Transfer Out of Level III (b)	(159,482)	—	—	(159,482)	(13,153)	—	—	(13,153)
Purchases	209,642	5,956	1,350	216,948	135,916	58,153	—	194,069
Sales	(181,324)	(100,728)	(99)	(282,151)	(178,082)	(120,315)	(118,175)	(416,572)
Settlements	—	(79)	—	(79)	—	(92)	—	(92)
Realized Gains (Losses), Net	13,671	(308)	99	13,462	39,601	—	947	40,548
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	76,224	(1,753)	(479)	73,992	(137,420)	332	(2,170)	(139,258)

Balance, End of Period	$2,936,156	$7,295	$24,413	$2,967,864	$1,818,405	$65,186	$19,315	$1,902,906

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2012				2011
	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments	Total
Balance, Beginning of Period	$2,103,769	$8,555	$20,164	$2,132,488	$1,602,371	$131,290	$19,672	$1,753,333
Transfer In Due to Consolidation and Acquisition (a)	123,601	—	2,180	125,781	23,076	—	—	23,076
Transfer Out Due to Deconsolidation	(1,599)	—	—	(1,599)	—	—	—	—
Transfer In to Level III (b)	575,238	—	—	575,238	126,398	—	—	126,398
Transfer Out of Level III (b)	(135,729)	—	—	(135,729)	(129,330)	—	—	(129,330)
Purchases	564,076	148,864	1,450	714,390	526,796	184,243	117,200	828,239
Sales	(464,193)	(149,979)	(639)	(614,811)	(350,261)	(250,214)	(118,706)	(719,181)
Settlements	—	(46)	—	(46)	—	(1,391)	—	(1,391)
Realized Gains (Losses), Net	(5,772)	(308)	738	(5,342)	43,598	—	1,706	45,304
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	176,765	209	520	177,494	(24,243)	1,258	(557)	(23,542)

Balance, End of Period	$2,936,156	$7,295	$24,413	$2,967,864	$1,818,405	$65,186	$19,315	$1,902,906

	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2012			2011
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$10,534,253	$701,648	$11,235,901	$7,859,527	$706,649	$8,566,176
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	625,480	57,170	682,650
Issuances	10,844	1,459	12,303	360,007	42,026	402,033
Settlements	(338,222)	(572)	(338,794)	(640,049)	(31,033)	(671,082)
Realized (Gains) Losses, Net	(60)	—	(60)	(1,915)	4,694	2,779
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	405,687	108,789	514,476	(333,798)	11,456	(322,342)

Balance, End of Period	$10,612,502	$811,324	$11,423,826	$7,869,252	$790,962	$8,660,214

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2012			2011
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$7,449,766	$630,236	$8,080,002	$5,877,957	$555,632	$6,433,589
Transfer In Due to Consolidation and Acquisition (a)	3,419,084	149,225	3,568,309	2,455,379	152,736	2,608,115
Issuances	14,073	2,211	16,284	360,411	42,026	402,437
Settlements	(609,440)	(3,470)	(612,910)	(875,322)	(43,513)	(918,835)
Realized (Gains) Losses, Net	(17)	—	(17)	5,798	4,694	10,492
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	339,036	33,122	372,158	45,029	79,387	124,416

Balance, End of Period	$10,612,502	$811,324	$11,423,826	$7,869,252	$790,962	$8,660,214

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the acquisition of management contracts on May 16, 2011 and the Harbourmaster acquisition on January 5, 2012.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

9.	VARIABLE INTEREST ENTITIES

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

	September 30, 2012	December 31, 2011
Investments	$374,846	$238,503
Receivables	76,303	94,050

Total VIE Assets	451,149	332,553
VIE Liabilities	1,208	48
Potential Clawback Obligation	31,399	14,876

Maximum Exposure to Loss	$483,756	$347,477

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2012, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $105.1 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $105.1 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $69.2 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	BORROWINGS

On July 13, 2012, an indirect subsidiary of Blackstone entered into an amendment to the $1.02 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment increased the borrowing capacity from $1.02 billion to $1.1 billion and extended the maturity date of the Credit Facility from April 8, 2016 to July 13, 2017. As of September 30, 2012, Blackstone had no outstanding borrowings under the Credit Facility.

On August 17, 2012, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $400 million aggregate principal amount of Senior Notes maturing February 15, 2023 (the “2023 Notes”) and $250 million aggregate principal amount of Senior Notes maturing August 15, 2042 (the “2042 Notes”). The 2023 Notes have an interest rate of 4.75% per annum and the 2042 Notes have an interest rate of 6.25% per annum, each accruing from August 17, 2012. Interest is payable semiannually in arrears on February 15 and August 15 of each year, commencing February 15, 2013. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The carrying value and fair value of the Blackstone issued notes as of September 30, 2012 and December 31, 2011 were:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019	$642,017	$678,893	$653,467	$640,440
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,347	$449,240	$398,237	$404,160
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$392,487	$417,160	$—	$—
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,590	$263,800	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At September 30, 2012 and December 31, 2011, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	September 30, 2012				December 31, 2011
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$11,688,440	1.44%		4.7	$8,250,418	1.96%		4.3
Subordinated Notes	1,437,035	(a	)	3.7	1,117,571	(a	)	7.2

	$13,125,475				$9,367,989

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Included within Senior Secured Notes and Subordinated Notes as of September 30, 2012 are amounts due to non-consolidated affiliates of $22.0 million and $317.6 million, respectively. The fair value of Senior Secured and Subordinated Notes as of September 30, 2012 was $10.6 billion and $811.3 million, respectively, of which $17.1 million and $226.7 million represents the amounts due to affiliates.

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2011 are amounts due to non-consolidated affiliates of $101.8 million and $323.6 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2011 was $7.4 billion and $630.2 million, respectively, of which $86.9 million and $205.4 million represents the amounts due to affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2012 and December 31, 2011, the fair value of the consolidated CLO assets was $12.5 billion and $8.7 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings as of September 30, 2012 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2012	$297	$7,904	$8,201
2013	1,188	87,041	88,229
2014	5,040	254,173	259,213
2015	—	538,672	538,672
Thereafter	1,635,000	12,254,361	13,889,361

Total	$1,641,525	$13,142,151	$14,783,676

12.	INCOME TAXES

Blackstone’s effective tax rate was 16.6% and 0.8% for the three months ended September 30, 2012 and 2011, respectively, and 14.4% and -15.2% for the nine months ended September 30, 2012 and 2011, respectively. Blackstone’s income tax provision was an expense of $39.2 million and a benefit of $7.6 million for the three months ended September 30, 2012 and 2011, respectively, and an expense of $119.3 million and an expense of $95.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Blackstone’s effective tax rate for the three and nine months ended September 30, 2012 and 2011 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

13.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2012 and September 30, 2011 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss) Attributable to The Blackstone Group L.P.	$128,824	$(274,567)	$112,185	$(145,626)

Basic Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	544,716,399	487,189,657	526,892,258	470,551,727

Net Income (Loss) Per Common Unit	$0.24	$(0.56)	$0.21	$(0.31)

Diluted Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	544,716,399	487,189,657	526,892,258	470,551,727
Weighted-Average Unvested Deferred Restricted Common Units	2,207,204	—	5,810,614	—

Weighted-Average Diluted Common Units Outstanding	546,923,603	487,189,657	532,702,872	470,551,727

Diluted Net Income (Loss) Per Common Unit	$0.24	$(0.56)	$0.21	$(0.31)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-Average Unvested Deferred Restricted Common Units	—	20,767,022	—	23,121,018
Weighted-Average Blackstone Holdings Partnership Units	586,762,611	616,168,175	593,555,609	633,174,021

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

During the nine months ended September 30, 2012, no units were repurchased. As of September 30, 2012, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and nine months ended September 30, 2012, the Partnership recorded compensation expense of $223.6 million and $690.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $2.3 million and $15.0 million, respectively. For the three and nine months ended September 30, 2011, the Partnership recorded compensation expense of $240.1 million and $1.1 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $5.1 million and $13.8 million, respectively. As of September 30, 2012, there was $2.0 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,139,785,399 as of September 30, 2012. Total outstanding unvested phantom units were 221,356 as of September 30, 2012.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2012 and a summary of changes during the period January 1, 2012 through September 30, 2012 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2011	89,644,650	$29.88	17,635,945	$18.50	218,583	$13.88
Granted	6,014,151	13.33	8,858,682	13.06	6,736	12.82
Vested	(24,749,910)	30.26	(5,135,554)	19.48	(3,963)	13.33
Forfeited	(2,069,835)	30.53	(1,040,852)	18.74	—	—

Balance, September 30, 2012	68,839,056	$28.28	20,318,221	$15.74	221,356	$13.85

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2012, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	64,520,021	2.8
Deferred Restricted Blackstone Common Units and Options	16,003,110	3.1

Total Equity-Based Awards	80,523,131	2.8

Phantom Units	208,271	2.7

15.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of September 30, 2012 and December 31, 2011, Due from Affiliates and Due to Affiliates comprised the following:

	September 30, 2012	December 31, 2011
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$154,339	$167,415
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	169,964	223,281
Amounts Due from Portfolio Companies and Funds	282,722	234,254
Investments Redeemed in Non-Consolidated Funds of Funds	3,584	67,608
Management and Performance Fees Due from Non-Consolidated Funds of Funds	109,916	71,162
Payments Made on Behalf of Non-Consolidated Entities	145,526	87,711
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	11,080	9,083

	$877,131	$860,514

	September 30, 2012	December 31, 2011
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,177,800	$1,112,330
Accrual for Potential Repayment of Previously Received Performance Fees	255,823	266,300
Due to Note-Holders of Consolidated CLO Vehicles	243,780	292,372
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	26,851	20,526
Payable to Affiliates for Consolidated Funds in Liquidation	45,348	58,793
Distributions Received on Behalf of Blackstone Entities	30,908	42,620
Payments Made by Non-Consolidated Entities	7,146	18,527

	$1,787,656	$1,811,468

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of September 30, 2012 and December 31, 2011, the founder’s, other senior managing directors’ and employees’ investments aggregated $877.6 million and $715.5 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $46.8 million and $(36.2) million for the three months ended September 30, 2012 and 2011, respectively, and $90.2 million and $95.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $49.0 million and $56.9 million for the three months ended September 30, 2012 and 2011, respectively. Management and Advisory Fees earned from affiliates totaled $153.1 million and $245.9 million for the nine months ended September 30, 2012 and 2011, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.1 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $3.3 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2012. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $354.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

16.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.3 billion of investment commitments as of September 30, 2012 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $50.5 million as of September 30, 2012 which includes $18.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.0 million as of September 30, 2012.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of September 30, 2012 was $47.8 million.

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

The following table presents the clawback obligations by segment:

	September 30, 2012			December 31, 2011
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$69,282	$129,440	$198,722	$68,044	$128,756	$196,800
Real Estate	32,152	24,863	57,015	30,841	38,659	69,500
Credit	50	36	86	—	—	—

Total	$101,484	$154,339	$255,823	$98,885	$167,415	$266,300

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2012, $415.3 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Hedge Fund Solutions — Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies.

•

Credit — Blackstone’s Credit segment is comprised principally of GSO and manages credit-oriented funds, CLOs, credit-focused separately managed accounts and publicly registered debt-focused investment companies. Prior to September 30, 2012, this segment had been called Credit Businesses.

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises its financial advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

These business segments are differentiated by their various sources of income. The Private Equity, Real Estate, Hedge Fund Solutions and Credit segments primarily earn their income from management fees and investment returns on assets under management, while the Financial Advisory segment primarily earns its income from fees related to investment banking services and advice and fund placement services.

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

The following table presents the financial data for Blackstone’s five segments as of and for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$86,136	$135,659	$87,334	$88,959	$—	$398,088
Advisory Fees	—	—	—	—	59,951	59,951
Transaction and Other Fees, Net	25,693	14,937	4	4,486	6	45,126
Management Fee Offsets	(767)	(6,034)	(382)	(1,271)	—	(8,454)

Total Management and Advisory Fees, Net	111,062	144,562	86,956	92,174	59,957	494,711

Performance Fees
Realized
Carried Interest	31,592	51,845	—	328	—	83,765
Incentive Fees	—	4,879	2,637	4,104	—	11,620
Unrealized
Carried Interest	128,746	207,695	—	67,024	—	403,465
Incentive Fees	—	6,150	36,635	61,364	—	104,149

Total Performance Fees	160,338	270,569	39,272	132,820	—	602,999

Investment Income (Loss)
Realized	7,189	10,324	637	6,697	251	25,098
Unrealized	43,267	33,676	5,199	(736)	928	82,334

Total Investment Income	50,456	44,000	5,836	5,961	1,179	107,432
Interest and Dividend Revenue	3,413	3,581	540	2,673	1,797	12,004
Other	1,650	1,941	315	(678)	(751)	2,477

Total Revenues	326,919	464,653	132,919	232,950	62,182	1,219,623

Expenses
Compensation and Benefits
Compensation	62,424	71,456	28,826	50,236	46,619	259,561
Performance Fee Compensation
Realized
Carried Interest	1,048	19,822	—	1,153	—	22,023
Incentive Fees	—	2,570	1,062	825	—	4,457
Unrealized
Carried Interest	43,228	47,940	—	37,695	—	128,863
Incentive Fees	—	2,876	8,062	33,316	—	44,254

Total Compensation and Benefits	106,700	144,664	37,950	123,225	46,619	459,158
Other Operating Expenses	30,944	31,284	12,878	33,527	18,823	127,456

Total Expenses	137,644	175,948	50,828	156,752	65,442	586,614

Economic Income (Loss)	$189,275	$288,705	$82,091	$76,198	$(3,260)	$633,009

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$85,534	$97,925	$79,355	$59,557	$—	$322,371
Advisory Fees	—	—	—	—	86,178	86,178
Transaction and Other Fees, Net	21,430	19,551	740	(26)	98	41,793
Management Fee Offsets	(6,498)	(880)	(258)	(67)	—	(7,703)

Total Management and Advisory Fees, Net	100,466	116,596	79,837	59,464	86,276	442,639

Performance Fees
Realized
Carried Interest	(17,966)	5,137	—	3,196	—	(9,633)
Incentive Fees	—	171	5,764	11,595	—	17,530
Unrealized
Carried Interest	(270,014)	(119,192)	—	6,257	—	(382,949)
Incentive Fees	—	(984)	(19,861)	(61,382)	—	(82,227)

Total Performance Fees	(287,980)	(114,868)	(14,097)	(40,334)	—	(457,279)

Investment Income (Loss)
Realized	20,548	7,313	1,023	2,807	(44)	31,647
Unrealized	(121,688)	(26,060)	(10,034)	(7,800)	(171)	(165,753)

Total Investment Loss	(101,140)	(18,747)	(9,011)	(4,993)	(215)	(134,106)
Interest and Dividend Revenue	3,396	3,195	500	1,404	1,615	10,110
Other	141	(1,390)	18	(132)	(304)	(1,667)

Total Revenues	(285,117)	(15,214)	57,247	15,409	87,372	(140,303)

Expenses
Compensation and Benefits
Compensation	52,388	54,986	30,667	40,533	59,633	238,207
Performance Fee Compensation
Realized
Carried Interest	(2,443)	2,169	—	(1,561)	—	(1,835)
Incentive Fees	—	82	2,257	10,039	—	12,378
Unrealized
Carried Interest	(44,955)	(30,076)	—	908	—	(74,123)
Incentive Fees	—	(434)	(7,214)	(29,664)	—	(37,312)

Total Compensation and Benefits	4,990	26,727	25,710	20,255	59,633	137,315
Other Operating Expenses	27,588	23,495	14,421	11,210	20,218	96,932

Total Expenses	32,578	50,222	40,131	31,465	79,851	234,247

Economic Income (Loss)	$(317,695)	$(65,436)	$17,116	$(16,056)	$7,521	$(374,550)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,219,623	$3,467	(a)	$1,223,090	$(140,303)	$16,224	(a)	$(124,079)
Expenses	$586,614	$264,777	(b)	$851,391	$234,247	$306,687	(b)	$540,934
Other Income	$—	$(135,960	)(c)	$(135,960)	$—	$(329,399	)(c)	$(329,399)
Economic Income (Loss)	$633,009	$(397,270	)(d)	$235,739	$(374,550)	$(619,862	)(d)	$(994,412)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30,
	2012	2011
Fund Management Fees and Performance Fees Eliminated in Consolidation	$(4,273)	$(18,164)
Fund Expenses Added in Consolidation	(8,837)	9,843
Non-Controlling Interests in Loss of Consolidated Entities	(115,753)	(310,129)
Transaction-Related Other Income	(7,097)	(10,949)

Total Consolidation Adjustments and Reconciling Items	$(135,960)	$(329,399)

(d)	The reconciliation of Economic Income (Loss) to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2012	2011
Economic Income (Loss)	$633,009	$(374,550)

Adjustments
Amortization of Intangibles	(33,338)	(45,665)
IPO and Acquisition-Related Charges	(248,179)	(264,068)
Non-Controlling Interests in Loss of Consolidated Entities	(115,753)	(310,129)

Total Consolidation Adjustments and Reconciling Items	(397,270)	(619,862)

Income (Loss) Before Provision (Benefit) for Taxes	$235,739	$(994,412)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents financial data for Blackstone’s five segments for the nine months ended September 30, 2012 and 2011:

	September 30, 2012 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$259,400	$411,278	$253,433	$250,827	$—	$1,174,938
Advisory Fees	—	—	—	—	229,169	229,169
Transaction and Other Fees, Net	58,741	54,500	161	19,395	253	133,050
Management Fee Offsets	(5,221)	(20,018)	(1,092)	(3,146)	—	(29,477)

Total Management and Advisory Fees	312,920	445,760	252,502	267,076	229,422	1,507,680

Performance Fees
Realized
Carried Interest	64,306	74,001	—	14,947	—	153,254
Incentive Fees	—	12,644	7,110	8,837	—	28,591
Unrealized
Carried Interest	74,904	573,705	—	137,942	—	786,551
Incentive Fees	—	12,538	48,841	93,817	—	155,196

Total Performance Fees	139,210	672,888	55,951	255,543	—	1,123,592

Investment Income (Loss)
Realized	14,905	27,203	2,069	13,018	755	57,950
Unrealized	31,399	74,532	9,934	(681)	1,440	116,624

Total Investment Income	46,304	101,735	12,003	12,337	2,195	174,574
Interest and Dividend Revenue	8,947	9,410	1,421	6,850	5,112	31,740
Other	1,997	642	215	(1,703)	(709)	442

Total Revenues	509,378	1,230,435	322,092	540,103	236,020	2,838,028

Expenses
Compensation and Benefits
Compensation	168,746	216,921	91,618	130,224	175,708	783,217
Performance Fee Compensation
Realized
Carried Interest	2,172	27,300	—	8,388	—	37,860
Incentive Fees	—	6,443	2,095	5,746	—	14,284
Unrealized
Carried Interest	33,917	133,892	—	82,412	—	250,221
Incentive Fees	—	6,015	12,536	28,886	—	47,437

Total Compensation and Benefits	204,835	390,571	106,249	255,656	175,708	1,133,019
Other Operating Expenses	90,346	86,768	41,318	66,372	65,211	350,015

Total Expenses	295,181	477,339	147,567	322,028	240,919	1,483,034

Economic Income (Loss)	$214,197	$753,096	$174,525	$218,075	$(4,899)	$1,354,994

Segment Assets as of September 30, 2012	$4,257,647	$5,175,273	$931,656	$1,973,765	$675,710	$13,014,051

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$247,766	$290,831	$234,257	$171,578	$—	$944,432
Advisory Fees	—	—	—	—	258,673	258,673
Transaction and Other Fees, Net	109,125	90,382	2,328	1,568	314	203,717
Management Fee Offsets	(22,016)	(2,130)	(578)	(190)	—	(24,914)

Total Management and Advisory Fees	334,875	379,083	236,007	172,956	258,987	1,381,908

Performance Fees
Realized
Carried Interest	65,785	19,306	—	41,429	—	126,520
Incentive Fees	—	9,427	7,324	20,441	—	37,192
Unrealized
Carried Interest	(50,287)	675,534	—	35,109	—	660,356
Incentive Fees	—	1,852	2,833	(12,177)	—	(7,492)

Total Performance Fees	15,498	706,119	10,157	84,802	—	816,576

Investment Income (Loss)
Realized	41,476	21,626	15,219	7,278	279	85,878
Unrealized	(15,615)	72,678	(15,778)	2,169	207	43,661

Total Investment Income (Loss)	25,861	94,304	(559)	9,447	486	129,539
Interest and Dividend Revenue	10,098	9,472	1,488	2,759	5,024	28,841
Other	1,617	(15)	84	(81)	115	1,720

Total Revenues	387,949	1,188,963	247,177	269,883	264,612	2,358,584

Expenses
Compensation and Benefits
Compensation	171,945	183,264	90,434	103,153	186,335	735,131
Performance Fee Compensation
Realized
Carried Interest	5,324	8,390	—	16,695	—	30,409
Incentive Fees	—	4,473	2,810	15,105	—	22,388
Unrealized
Carried Interest	(10,182)	163,274	—	22,453	—	175,545
Incentive Fees	—	3,738	1,099	(11,195)	—	(6,358)

Total Compensation and Benefits	167,087	363,139	94,343	146,211	186,335	957,115
Other Operating Expenses	86,425	74,832	43,504	36,793	57,716	299,270

Total Expenses	253,512	437,971	137,847	183,004	244,051	1,256,385

Economic Income	$134,437	$750,992	$109,330	$86,879	$20,561	$1,102,199

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes and Total Assets as of and for the nine months ended September 30, 2012 and 2011:

	September 30, 2012 and the Nine Months Then Ended				Nine Months Ended September 30, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,838,028	$(35,700	)(a)	$2,802,328	$2,358,584	$(21,113	)(a)	$2,337,471
Expenses	$1,483,034	$891,968	(b)	$2,375,002	$1,256,385	$1,260,244	(b)	$2,516,629
Other Income	$—	$400,412	(c)	$400,412	$—	$(449,244	)(c)	$(449,244)
Economic Income	$1,354,994	$(527,256	)(d)	$827,738	$1,102,199	$(1,730,601	)(d)	$(628,402)
Total Assets	$13,014,051	$14,786,388	(e)	$27,800,439

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2012	2011
Fund Management Fees and Performance Fees Eliminated in Consolidation	$32,217	$15,355
Fund Expenses Added in Consolidation	31,040	22,459
Non-Controlling Interests in Income (Loss) of Consolidated Entities	358,417	(473,733)
Transactional Other Income	(21,262)	(13,325)

Total Consolidation Adjustments and Reconciling Items	$400,412	$(449,244)

(d)	The reconciliation of Economic Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2012	2011
Economic Income	$1,354,994	$1,102,199

Adjustments
Amortization of Intangibles	(123,661)	(134,744)
IPO and Acquisition-Related Charges	(762,012)	(1,122,124)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	358,417	(473,733)

Total Consolidation Adjustments and Reconciling Items	(527,256)	(1,730,601)

Income (Loss) Before Provision (Benefit) for Taxes	$827,738	$(628,402)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

18.	SUBSEQUENT EVENTS

There have been no events since September 30, 2012 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2012
	Consolidated Operating Partnerships †	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$833,515	$—	$—	$833,515
Cash Held by Blackstone Funds and Other	51,782	750,633	—	802,415
Investments	6,905,811	14,300,725	(439,836)	20,766,700
Accounts Receivable	387,517	111,026	—	498,543
Reverse Repurchase Agreements	105,581	—	—	105,581
Due from Affiliates	859,323	45,886	(28,078)	877,131
Intangible Assets, Net	622,280	—	—	622,280
Goodwill	1,703,602	—	—	1,703,602
Other Assets	329,386	46,032	—	375,418
Deferred Tax Assets	1,215,254	—	—	1,215,254

Total Assets	$13,014,051	$15,254,302	$(467,914)	$27,800,439

Liabilities and Partners’ Capital
Loans Payable	$1,678,965	$11,196,721	$—	$12,875,686
Due to Affiliates	1,478,761	362,644	(53,749)	1,787,656
Accrued Compensation and Benefits	1,295,598	—	—	1,295,598
Securities Sold, Not Yet Purchased	105,164	—	—	105,164
Repurchase Agreements	69,452	—	—	69,452
Accounts Payable, Accrued Expenses and Other Liabilities	388,923	436,230	—	825,153

Total Liabilities	5,016,863	11,995,595	(53,749)	16,958,709

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,450,970	—	1,450,970

Partners’ Capital
Partners’ Capital	4,628,105	415,940	(415,940)	4,628,105
Appropriated Partners’ Capital	—	737,079	—	737,079
Accumulated Other Comprehensive Income	637	766	—	1,403
Non-Controlling Interests in Consolidated Entities	666,237	653,952	1,775	1,321,964
Non-Controlling Interests in Blackstone Holdings	2,702,209	—	—	2,702,209

Total Partners’ Capital	7,997,188	1,807,737	(414,165)	9,390,760

Total Liabilities and Partners’ Capital	$13,014,051	$15,254,302	$(467,914)	$27,800,439

continued…

†	Included within the assets and liabilities of the Consolidated Operating Partnerships is $2.0 billion representing net accrued performance fees due from the Blackstone Funds. Additional detail on this amount is presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations — Net Accrued Performance Fees” of this filing.

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds and a regionally focused fund, since we established this business in 1987. We refer to these funds collectively as our Blackstone Capital Partners (“BCP”) funds. We also manage certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”). Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

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

•

Credit. Our Credit segment is comprised principally of GSO Capital Partners LP (“GSO”). GSO manages a variety of credit-oriented funds including senior credit-oriented funds, distressed debt funds, mezzanine funds, general credit-oriented funds and collateralized loan obligation (“CLO”) vehicles. GSO is a world leader in credit-oriented products. Prior to September 30, 2012, this segment had been called Credit Businesses.

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

Business Environment

In the third quarter, pricing for risk assets broadly rallied, largely driven by increased liquidity from central banks around the world. Equity indices rose in most regions, with the MSCI World Index gaining 6.1% and the S&P 500 Index up 5.8%, bringing year-to-date gains to 10.9% and 14.6%, respectively. Fixed income prices rose as well, and high yield credit spreads contracted 70 basis points in the quarter. Capital markets activity generally increased, with sharply higher equity and debt issuance, although M&A activity remained subdued.

In the U.S., the macroeconomic outlook remains uncertain, and investors remain cautious. While there has been some increased confidence regarding the European sovereign debt situation, investors remain concerned about the upcoming fiscal cliff in the U.S. as well as slowing growth in emerging markets. In addition, unemployment remains persistently high in the U.S. despite record low interest rate levels.

Financing conditions for U.S. leveraged buyouts remain highly attractive, with record levels of new issuance in U.S. high yield and leveraged loans, although the market remains constrained in Europe. New issuance is a mix of funding for new LBOs, dividend recaps and repricings. Some of this new issuance is the repricing of loans issued in May-June 2012, where borrowers are paying to lock in even more attractive terms than what was negotiated just a few months ago.

During the quarter, commercial real estate performance metrics remained healthy. The office sector continues to see modestly improving leasing velocity, led primarily by demand from technology and energy tenants. National vacancy levels have declined 20 basis points to 15.5%. The retail sector continues to benefit from favorable trends in tenant sales, combined with severely constrained new supply (particularly for regional malls). Overall vacancy for the retail sector fell to 12.9% during the third quarter. The industrial sector has experienced more than two years of consecutive quarterly positive net absorption and availability currently stands at 13.1%. Trends within the U.S. hotel market continue to improve with RevPAR (“Revenue per Available Room”) growing 5.1% during the third quarter of 2012.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds and side-by-side entities held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-oriented funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P. Non-controlling interests related to funds of hedge funds and certain other credit-oriented funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-oriented funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”) as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “— Liquidity and Capital Resources — Liquidity and Capital Resources” below for our discussion of Fee Related Earnings.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$469,109	$425,193	$43,916	10%	$1,428,833	$1,335,971	$92,862	7%

Performance Fees
Realized
Carried Interest	83,765	(9,633)	93,398	N/M	153,254	126,520	26,734	21%
Incentive Fees	11,588	16,238	(4,650)	-29%	28,497	38,051	(9,554)	-25%
Unrealized
Carried Interest	403,465	(382,949)	786,414	N/M	786,551	660,356	126,195	19%
Incentive Fees	104,312	(79,953)	184,265	N/M	155,011	(369)	155,380	N/M

Total Performance Fees	603,130	(456,297)	1,059,427	N/M	1,123,313	824,558	298,755	36%

Investment Income (Loss)
Realized	18,559	45,596	(27,037)	-59%	40,652	77,682	(37,030)	-48%
Unrealized	119,599	(145,990)	265,589	N/M	181,906	70,116	111,790	159%

Total Investment Income (Loss)	138,158	(100,394)	238,552	N/M	222,558	147,798	74,760	51%

Interest and Dividend Revenue	10,278	9,085	1,193	13%	27,181	27,423	(242)	-1%
Other	2,415	(1,666)	4,081	N/M	443	1,721	(1,278)	-74%

Total Revenues	1,223,090	(124,079)	1,347,169	N/M	2,802,328	2,337,471	464,857	20%

Expenses
Compensation and Benefits
Compensation	503,295	494,478	8,817	2%	1,531,917	1,853,393	(321,476)	-17%
Performance Fee Compensation
Realized
Carried Interest	22,023	(1,836)	23,859	N/M	37,860	30,409	7,451	25%
Incentive Fees	4,457	12,378	(7,921)	-64%	14,284	22,388	(8,104)	-36%
Unrealized
Carried Interest	128,863	(74,123)	202,986	N/M	250,221	175,546	74,675	43%
Incentive Fees	44,254	(37,312)	81,566	N/M	47,437	(6,358)	53,795	N/M

Total Compensation and Benefits	702,892	393,585	309,307	79%	1,881,719	2,075,378	(193,659)	-9%
General, Administrative and Other	139,172	124,929	14,243	11%	417,675	380,433	37,242	10%
Interest Expense	19,074	13,785	5,289	38%	47,365	41,773	5,592	13%
Fund Expenses	(9,747)	8,635	(18,382)	N/M	28,243	19,045	9,198	48%

Total Expenses	851,391	540,934	310,457	57%	2,375,002	2,516,629	(141,627)	-6%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(135,960)	(329,399)	193,439	59%	400,412	(449,244)	849,656	N/M

Income (Loss) Before Provision (Benefit) for Taxes	235,739	(994,412)	1,230,151	N/M	827,738	(628,402)	1,456,140	N/M
Provision (Benefit) for Taxes	39,237	(7,637)	46,874	N/M	119,327	95,412	23,915	25%

Net Income (Loss)	196,502	(986,775)	1,183,277	N/M	708,411	(723,814)	1,432,225	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	41,854	(47,922)	89,776	N/M	78,447	(24,980)	103,427	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(157,607)	(262,207)	104,600	40%	279,970	(448,753)	728,723	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	183,431	(402,079)	585,510	N/M	237,809	(104,455)	342,264	N/M

Net Income (Loss) Attributable to The Blackstone Group L.P.	$128,824	$(274,567)	$403,391	N/M	$112,185	$(145,626)	$257,811	N/M

N/M	Not meaningful.

Revenues

Total Revenues were $1.2 billion for the three months ended September 30, 2012, an increase of $1.3 billion compared to Total Revenues for the three months ended September 30, 2011 of $(124.1) million. This increase in revenues was primarily driven by an increase of $1.1 billion in Performance Fees and an increase of $238.6 million in Investment Income (Loss). These increases were largely driven by stronger appreciation of investments during the third quarter.

Total Revenues were $2.8 billion for the nine months ended September 30, 2012, an increase of $464.9 million compared to Total Revenues for the nine months ended September 30, 2011 of $2.3 billion. The increase in revenues was primarily attributable to an increase of $298.8 million in Performance Fees, a $92.9 million increase in Management and Advisory Fees and a $74.8 million increase in Investment Income (Loss). These increases were largely driven by stronger appreciation of investments during the current year period compared to the prior year period.

Expenses

Expenses were $851.4 million for the three months ended September 30, 2012, an increase of $310.5 million, or 57%, compared to $540.9 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase of $300.5 million of Performance Fee Compensation due to the increases in Performance Fee revenue mentioned above. General, Administrative and Other expenses were $139.2 million for the current quarter, an increase of $14.2 million, driven primarily by the levels of business activity and headcount.

Expenses were $2.4 billion for the nine months ended September 30, 2012, a decrease of $141.6 million, or 6%, compared to $2.5 billion for the nine months ended September 30, 2011. The decrease was primarily attributable to a decrease of $193.7 million in Compensation and Benefits across the segments. Compensation decreased $321.5 million from the prior year period to $1.5 billion principally due to the absence of equity-based compensation expense resulting from the vesting of certain IPO awards in 2011. General, Administrative and Other expenses were $417.7 million for the current year period, an increase of $37.2 million driven by the same factors as for the quarterly period noted above.

Other Income

Other Income (Loss) is comprised of Net Gains (Losses) from Fund Investment Activities. Net Gains (Losses) from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income (Loss) is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income (Loss) was $(136.0) million for the three months ended September 30, 2012, an increase of $193.4 million compared to $(329.4) million for the three months ended September 30, 2011. The change was principally driven by increases in unrealized gains relating to the consolidated CLO vehicles and greater demand in the market from the third quarter of 2011 for the underlying investments held by the consolidated CLO vehicles.

Other Income (Loss) was $400.4 million for the nine months ended September 30, 2012, an increase of $849.7 million compared to $(449.2) million for the nine months ended September 30, 2011. The change was principally driven by the same factors discussed above for the three month period.

Provision for Taxes

Blackstone’s Provision (Benefit) for Taxes for the three months ended September 30, 2012 and 2011 was $39.2 million and $(7.6) million, respectively. This resulted in an effective tax rate of 16.6% and 0.8%, respectively, based on our Income (Loss) Before Provision (Benefit) for Taxes of $235.7 million and $(994.4) million, respectively. The 15.8% increase in the effective tax rate resulted mainly due to the impact of the portion of equity-based compensation that is not deductible for tax purposes and the amount of income or (loss) not subject to tax that is passed through to common unit holders and non-controlling interests.

Blackstone’s Provision for Taxes for the nine months ended September 30, 2012 and 2011 was $119.3 million and $95.4 million, respectively. This resulted in an effective tax rate of 14.4% and -15.2%, respectively, based on our Income (Loss) Before Provision for Taxes of $827.7 million and $(628.4) million, respectively.

Two principal factors contributed to the 29.6% increase in the effective tax rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. First, the GAAP equity-based compensation expense exceeds the tax deductible equity-based compensation expense. The tax expense attributable to equity-based compensation was $60.6 million for the nine months ended September 30, 2012 compared to $75.5 million for the nine months ended September 30, 2011. This decrease increased our effective tax rate by 19.3% for the nine months ended September 30, 2012 compared to the corresponding prior year period. Second, the tax expense on the amount of income (loss) not subject to tax that is passed through to common unit holders and non-controlling interests increased from a loss of $247.4 million for the nine months ended September 30, 2011 to income of $219.4 million for the nine months ended September 30, 2012. The increase in income (loss) not subject to tax that is passed through to common unit holders and non-controlling interests increased our effective tax rate by 12.9%.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income — Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

Net income (Loss) Attributed to Non-Controlling Interests in Blackstone Holdings is derived from the Income (Loss) before Provision (Benefits) for Taxes, excluding the Net Gains (Losses) from Fund Investment Activities and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the quarter ended September 30, 2012, the Net Income Attributed to the Non-Controlling Interests in Blackstone Holdings was primarily driven by the increase in revenues resulting from the variance in Performance Fees.

Operating Metrics

The following tables present certain operating metrics for the three and nine months ended September 30, 2012 and 2011. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

	Three Months Ended
	September 30, 2012					September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,159,452	$38,476,123	$40,161,179	$41,849,767	$157,646,521	$35,778,240	$27,919,000	$37,244,509	$28,059,457	$129,001,206
Inflows, including Commitments (a)	1,397,242	2,394,593	1,929,379	4,372,127	10,093,341	1,449,593	4,262,469	2,787,777	2,341,829	10,841,668
Outflows, including Distributions (b)	—	(46,506)	(221,349)	(374,734)	(642,589)	(16,488)	(1,737,631)	(375,235)	(297,022)	(2,426,376)
Realizations (c)	(62,458)	(379,663)	—	(717,535)	(1,159,656)	(160,412)	(269,164)	—	(783,291)	(1,212,867)

Net Inflows (Outflows)	1,334,784	1,968,424	1,708,030	3,279,858	8,291,096	1,272,693	2,255,674	2,412,542	1,261,516	7,202,425
Market Appreciation (Depreciation) (d)	11,261	164,739	1,732,332	784,133	2,692,465	(44,909)	(192,754)	(2,426,038)	(605,553)	(3,269,254)

Balance, End of Period (e)	$38,505,497	$40,609,286	$43,601,541	$45,913,758	$168,630,082	$37,006,024	$29,981,920	$37,231,013	$28,715,420	$132,934,377

Increase (Decrease)	$1,346,045	$2,133,163	$3,440,362	$4,063,991	$10,983,561	$1,227,784	$2,062,920	$(13,496)	$655,963	$3,933,171
Increase (Decrease)	4%	6%	9%	10%	7%	3%	7%	-0%	2%	3%

	Nine Months Ended
	September 30, 2012					September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753	$24,188,555	$26,814,714	$33,159,795	$25,337,158	$109,500,222
Inflows, including Commitments (a)	2,195,722	10,786,538	4,594,192	17,850,096	35,426,548	15,738,904	6,027,950	7,441,780	6,844,330	36,052,964
Outflows, including Distributions (b)	—	(113,988)	(1,347,517)	(872,010)	(2,333,515)	(2,190,087)	(1,937,593)	(1,348,664)	(941,985)	(6,418,329)
Realizations (c)	(938,933)	(1,437,304)	—	(2,282,238)	(4,658,475)	(715,567)	(1,147,355)	—	(2,395,708)	(4,258,630)

Net Inflows (Outflows)	1,256,789	9,235,246	3,246,675	14,695,848	28,434,558	12,833,250	2,943,002	6,093,116	3,506,637	25,376,005
Market Appreciation (Depreciation) (d)	10,917	137,500	2,535,230	755,124	3,438,771	(15,781)	224,204	(2,021,898)	(128,375)	(1,941,850)

Balance, End of Period (e)	$38,505,497	$40,609,286	$43,601,541	$45,913,758	$168,630,082	$37,006,024	$29,981,920	$37,231,013	$28,715,420	$132,934,377

Increase	$1,267,706	$9,372,746	$5,781,905	$15,450,972	$31,873,329	$12,817,469	$3,167,206	$4,071,218	$3,378,262	$23,434,155
Increase	3%	30%	15%	51%	23%	53%	12%	12%	13%	21%

	Three Months Ended
	September 30, 2012					September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$46,633,552	$50,225,950	$42,888,946	$50,519,383	$190,267,831	$46,728,301	$37,605,560	$40,578,219	$33,791,093	$158,703,173
Inflows, including Commitments (a)	1,653,995	2,312,991	1,766,927	4,103,430	9,837,343	1,316,046	4,163,960	2,711,747	1,803,439	9,995,192
Outflows, including Distributions (b)	(42,478)	(136,707)	(242,582)	(388,485)	(810,252)	(10,702)	(75,252)	(410,253)	(535,000)	(1,031,207)
Realizations (c)	(286,248)	(676,071)	—	(810,472)	(1,772,791)	(2,212,579)	(863,316)	—	(620,274)	(3,696,169)

Net Inflows	1,325,269	1,500,213	1,524,345	2,904,473	7,254,300	(907,235)	3,225,392	2,301,494	648,165	5,267,816
Market Appreciation (Depreciation) (d)	2,263,491	1,819,860	1,805,327	1,140,763	7,029,441	(2,853,907)	(121,452)	(2,506,621)	(790,561)	(6,272,541)

Balance, End of Period (e)	$50,222,312	$53,546,023	$46,218,618	$54,564,619	$204,551,572	$42,967,159	$40,709,500	$40,373,092	$33,648,697	$157,698,448

Increase (Decrease)	$3,588,760	$3,320,073	$3,329,672	$4,045,236	$14,283,741	$(3,761,142)	$3,103,940	$(205,127)	$(142,396)	$(1,004,725)
Increase (Decrease)	8%	7%	8%	8%	8%	-8%	8%	-1%	-0%	-1%

	Nine Months Ended
	September 30, 2012					September 30, 2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504	$29,319,136	$33,165,124	$34,587,292	$31,052,368	$128,123,920
Inflows, including Commitments (a)	3,591,929	9,004,235	4,463,517	19,919,596	36,979,277	16,417,715	6,496,853	9,352,779	6,304,505	38,571,852
Outflows, including Distributions (b)	(45,214)	(222,463)	(1,442,993)	(1,457,131)	(3,167,801)	(75,384)	(324,739)	(1,513,466)	(1,087,043)	(3,000,632)
Realizations (c)	(1,503,656)	(2,137,295)	—	(2,403,963)	(6,044,914)	(4,036,642)	(2,244,805)	—	(2,718,933)	(9,000,380)

Net Inflows	2,043,059	6,644,477	3,020,524	16,058,502	27,766,562	12,305,689	3,927,309	7,839,313	2,498,529	26,570,840
Market Appreciation (Depreciation) (d)	2,315,580	4,048,877	2,663,326	1,528,723	10,556,506	1,342,334	3,617,067	(2,053,513)	97,800	3,003,688

Balance, End of Period (e)	$50,222,312	$53,546,023	$46,218,618	$54,564,619	$204,551,572	$42,967,159	$40,709,500	$40,373,092	$33,648,697	$157,698,448

Increase	$4,358,639	$10,693,354	$5,683,850	$17,587,225	$38,323,068	$13,648,023	$7,544,376	$5,785,800	$2,596,329	$29,574,528
Increase	10%	25%	14%	48%	23%	47%	23%	17%	8%	23%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets and capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of September 30, 2012 included $295.4 million and $551.8 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $168.6 billion at September 30, 2012, an increase of $11.0 billion, or 7%, compared to $157.6 billion at June 30, 2012. Inflows of $10.1 billion were primarily related to (a) inflows of $1.4 billion in our Private Equity segment primarily due to additional capital raised for our energy focused fund, Blackstone Energy Partners (“BEP”), (b) inflows of $2.4 billion in our Real Estate segment primarily related to additional closings of commitments in BREP VII, (c) inflows of $1.9 billion in our Hedge Fund Solutions segment mainly related to growth in its commingled and customized investment products, and (d) inflows of $4.4 billion in our Credit segment principally from the launch of our third closed-end fund, the pricing of two new CLOs, deploying limited partner capital in our carry funds and inflows across our long only platform. Outflows of $642.6 million were primarily attributable to (a) outflows of $374.7 million in our Credit segment primarily from our long only platform and hedge funds, (b) outflows of $221.3 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners and (c) outflows of $46.5 million in our Real Estate segment due to redemptions from our debt investment funds. Realizations of $1.2 billion were driven by (a) realizations of $62.5 million in our Private Equity segment that were primarily a result of the dispositions of investments in funds which earn fees based on remaining invested capital, (b) realizations of $379.7 million in our Real Estate segment attributable to the sale of various investments across the real estate segment’s funds which earn fees on invested capital and (c) realizations of $717.5 million in our Credit segment primarily due to realizations in our mezzanine funds and capital returned to CLO investors from CLOs that are post their investment periods. Market appreciation of $2.7 billion was principally due to increases in the global markets during the third quarter of 2012.

BAAM had net inflows of $588.5 million from October 1 through November 1, 2012.

Fee-Earning Assets Under Management were $168.6 billion at September 30, 2012, an increase of $31.9 billion, or 23%, compared to $136.8 billion at December 31, 2011. Inflows of $35.4 billion were primarily related to (a) inflows of $2.2 billion in our Private Equity segment primarily due to additional capital raised for our energy focused fund, BEP, and investments made from BCP V, (b) inflows of $10.8 billion in our Real Estate segment primarily due to additional closings of commitments in BREP VII, (c) inflows of $4.6 billion in our Hedge Fund Solutions segment mainly from BAAM’s customized and commingled investment products, and (d) inflows of $17.9 billion in our Credit segment primarily from the launch of our third closed-end fund, the pricing of two new CLOs, deploying limited partner capital in our carry funds and inflows across our long only platform and the $9.4 billion acquisition of Harbourmaster on January 5, 2012. Outflows of $2.3 billion were primarily attributable to (a) outflows of $872.0 million in our Credit segment principally from our long only platform and hedge funds, (b) outflows of $1.3 billion in our Hedge Fund Solutions segment primarily due to liquidity needs of limited partners and (c) outflows of $114.0 million in our Real Estate segment primarily due to redemptions from our debt investment funds. Realizations of $4.7 billion were driven by (a) realizations of $1.4 billion in our Real Estate segment attributable to the sale of various investments across the Real Estate segment’s funds which earn fees on invested capital, (b) realizations of $938.9 million in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital, and (c) realizations of $2.3 billion in our Credit segment principally due to capital returned to CLO investors from CLOs that are post their investment periods. Market appreciation of $3.4 billion was principally due to increases in the global markets during the first nine months of 2012.

Assets Under Management

Assets Under Management were $204.6 billion at September 30, 2012, an increase of $14.3 billion, or 8%, compared to $190.3 billion at June 30, 2012. Inflows of $9.8 billion were primarily related to (a) inflows of $1.7 billion in our Private Equity segment due to additional closings on our BEP fund, (b) inflows of $2.3 billion in our Real Estate segment primarily related to additional closings of commitments in BREP VII, (c) inflows of $1.8 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products, and (d) inflows of $4.1 billion in our Credit segment driven by inflows in our hedge funds and across our long only platform. Market appreciation of $7.0 billion, outflows of $810.3 million and realizations of $1.8 billion across the segments were due to the same reasons noted in Fee-Earning Assets Under Management above.

Assets Under Management were $204.6 billion at September 30, 2012, an increase of $38.3 billion, or 23%, compared to $166.2 billion at December 31, 2011. Inflows of $37.0 billion were primarily related to (a) inflows of $3.6 billion in our Private Equity segment driven by the closing on our multi asset class Blackstone Tactical Opportunities funds and additional closings on our BEP fund, (b) inflows of $9.0 billion in our Real Estate segment primarily due to additional closings of commitments in BREP VII, (c) inflows of $4.5 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products and (d) inflows of $19.9 billion in our Credit segment primarily due to inflows in our hedge funds, the closing of a mezzanine fund, inflows across our long only platform and the $9.6 billion acquisition of Harbourmaster on January 5, 2012. Outflows of $3.2 billion, realizations of $6.0 billion and market appreciation of $10.6 billion across the segments were due to the same reasons noted in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following table presents the limited partner capital deployed during the respective periods:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Capital Deployed
Limited Partner Capital Invested
Private Equity	$1,015,605	$1,377,715	$(362,110)	-26%	$1,761,548	$2,698,338	$(936,790)	-35%
Real Estate	1,342,811	1,706,157	(363,346)	-21%	4,341,474	5,145,773	(804,299)	-16%
Hedge Fund Solutions	196,180	354,971	(158,791)	-45%	200,841	601,022	(400,181)	-67%
Credit	530,845	1,314,318	(783,473)	-60%	1,904,634	1,621,498	283,136	17%

Total	$3,085,441	$4,753,161	$(1,667,720)	-35%	$8,208,497	$10,066,631	$(1,858,134)	-18%

Limited Partner Capital Invested was $3.1 billion for the three months ended September 30, 2012, a decrease of $1.7 billion, or 35%, from $4.8 billion for the three months ended September 30, 2011. Limited Partner Capital Invested was $8.2 billion for the nine months ended September 30, 2012, a decrease of $1.9 billion, or 18%, compared to $10.1 billion for the nine months ended September 30, 2011. The change for the nine month period reflected decreases in our Private Equity segment of $936.8 million due to the timing of new investment activity, Real Estate segment of $804.3 million primarily due to the acquisition of the U.S. assets of Brixmor (formerly known as Centro) during the second quarter of 2011 and Hedge Fund Solutions segment of $400.2 million due to the relative investment opportunities for our funds that employ a capital commitment structure. This was partially offset by an increase of $283.1 million in our Credit segment due to limited partner capital invested in mezzanine and rescue lending funds.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of compensation, of the Blackstone Funds as of September 30, 2012 and 2011:

	September 30,
	2012	2011
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$551	$459
BCP VI Carried Interest	8	—
BEP Carried Interest	30	—
Tactical Opportunities Carried Interest	2	—

Total Private Equity	591	459

Real Estate
BREP V Carried Interest	434	244
BREP VI Carried Interest	590	258
BREP VII Carried Interest	44	—
BREP Int’l I Carried Interest	3	7
BREP EU III Carried Interest	66	18
BREDS Carried Interest	19	11
BREDS Incentive Fees	5	1
Asia Platform Incentive Fees	28	21

Total Real Estate	1,189	560

Hedge Fund Solutions
Incentive Fees	42	5

Total Hedge Fund Solutions	42	5

Credit
Carried Interest	142	89
Incentive Fees	85	76

Total Credit	227	165

Total Blackstone
Carried Interest	1,889	1,086
Incentive Fees	160	103

Net Accrued Performance Fees	$2,049	$1,189

(a)	Net accrued performance fees are presented net of compensation and does not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant draw down funds from inception through September 30, 2012:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,351	2.5x	3,256,351	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,973,378	167,776	22,507	0.6x	100%	9,160,904	2.3x	9,183,411	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	202,433	439,754	0.6x	52%	2,418,537	1.8x	2,858,291	1.3x	18%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	266,490	5,216,902	1.8x	60%	14,496,044	3.2x	19,712,946	2.6x	59%	37%
BCP V (Dec 2005 / Jan 2011)	21,592,318	1,990,259	18,437,391	1.0x	17%	3,502,372	1.7x	21,939,763	1.1x	31%	1%
BCP VI (Jan 2011 / Jan 2016) (d)	15,220,118	12,843,121	2,817,359	1.2x	28%	3,330	1.5x	2,820,689	1.2x	N/M	8%
BEP (Aug 2011 / Aug 2017) (d)	2,415,509	1,929,546	765,116	1.6x	43%	—	N/A	765,116	1.6x	N/A	101%

Total Core Private Equity	54,331,972	17,399,625	27,699,029	1.1x	28%	34,579,276	2.5x	62,278,305	1.6x	23%	14%

Tactical Opportunities (d)	1,374,734	1,204,273	189,843	1.1x	—	8,948	1.7x	198,791	1.1x	N/M	N/M
Other Funds (d)	397,493	262,946	65,161	0.9x	—	—	N/A	65,161	0.9x	N/A	-18%

Total Private Equity	$56,104,199	$18,866,844	$27,954,033	1.1x	28%	$34,588,224	2.5x	$62,542,257	1.6x	23%	14%

continued…

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,524,866	2.1x	2,524,866	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,323,362	2.4x	3,325,523	2.3x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,335,973	0.9x	5%	2,862,147	2.4x	4,198,120	1.5x	80%	14%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,769	7,216,141	1.6x	—	2,085,100	1.7x	9,301,241	1.6x	81%	9%
BREP VI (Feb 2007 / Aug 2011)	11,055,826	863,921	14,696,610	1.5x	6%	1,237,507	1.9x	15,934,117	1.5x	31%	9%
BREP VII (Aug 2011 / Feb 2017)	13,300,149	10,452,873	3,499,225	1.2x	—	135,831	1.2x	3,635,056	1.2x	75%	33%

Total Global Real Estate Funds	35,335,717	11,560,563	26,750,110	1.4x	3%	13,841,711	2.2x	40,591,821	1.6x	28%	16%

BREP Co-Investment (e)	2,944,738	—	3,936,619	1.5x	1%	437,583	1.4x	4,374,202	1.5x	10%	11%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€100,438	1.1x	—	€1,230,290	2.2x	€1,330,728	2.0x	26%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	81,441	1,131,982	0.9x	—	177,238	1.5x	1,309,220	1.0x	14%	-3%
BREP Europe III (Jun 2008 / Dec 2013)	3,196,712	1,793,012	2,064,912	1.4x	—	15,712	2.8x	2,080,624	1.4x	49%	20%

Total Euro Funds	€5,648,838	€1,874,453	€3,297,332	1.2x	—	€1,423,240	2.1x	€4,720,572	1.4x	25%	8%

Total Real Estate	$45,403,329	$14,006,034	$34,996,439	1.4x	3%	$16,028,251	2.1x	$51,024,690	1.5x	27%	14%

Debt Strategies Drawdown	$2,822,818	$738,815	$2,406,779	1.2x	—	$897,237	1.3x	$3,304,016	1.2x	17%	14%

Credit
Mezzanine	$6,120,000	$3,025,830	$4,256,967	1.3x	—	$1,435,871	1.6x	$5,692,838	1.4x	N/A	18%
Rescue Lending	3,253,143	930,246	2,877,253	1.2x	—	1,084,354	1.1x	3,961,607	1.2x	N/A	14%

Total Credit	$9,373,143	$3,956,076	$7,134,220	1.3x	—	$2,520,225	1.4x	$9,654,445	1.3x	—	—

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments. Additionally, the Real Estate segment has $1.2 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2012 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for BCP VI, BEP, Tactical Opportunities and Other Funds are not applicable or not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net Base Management Fees	$86,136	$85,534	$602	1%	$259,400	$247,766	$11,634	5%
Transaction and Other Fees, Net	25,693	21,430	4,263	20%	58,741	109,125	(50,384)	-46%
Management Fee Offsets	(767)	(6,498)	5,731	88%	(5,221)	(22,016)	16,795	76%

Total Management Fees, Net	111,062	100,466	10,596	11%	312,920	334,875	(21,955)	-7%

Performance Fees
Realized
Carried Interest	31,592	(17,966)	49,558	N/M	64,306	65,785	(1,479)	-2%
Unrealized
Carried Interest	128,746	(270,014)	398,760	N/M	74,904	(50,287)	125,191	N/M

Total Performance Fees	160,338	(287,980)	448,318	N/M	139,210	15,498	123,712	N/M

Investment Income (Loss)
Realized	7,189	20,548	(13,359)	-65%	14,905	41,476	(26,571)	-64%
Unrealized	43,267	(121,688)	164,955	N/M	31,399	(15,615)	47,014	N/M

Total Investment Income (Loss)	50,456	(101,140)	151,596	N/M	46,304	25,861	20,443	79%
Interest and Dividend Revenue	3,413	3,396	17	1%	8,947	10,098	(1,151)	-11%
Other	1,650	141	1,509	N/M	1,997	1,617	380	24%

Total Revenues	326,919	(285,117)	612,036	N/M	509,378	387,949	121,429	31%

Expenses
Compensation and Benefits
Compensation	62,424	52,388	10,036	19%	168,746	171,945	(3,199)	-2%
Performance Fee Compensation
Realized
Carried Interest	1,048	(2,443)	3,491	N/M	2,172	5,324	(3,152)	-59%
Unrealized
Carried Interest	43,228	(44,955)	88,183	N/M	33,917	(10,182)	44,099	N/M

Total Compensation and Benefits	106,700	4,990	101,710	N/M	204,835	167,087	37,748	23%
Other Operating Expenses	30,944	27,588	3,356	12%	90,346	86,425	3,921	5%

Total Expenses	137,644	32,578	105,066	N/M	295,181	253,512	41,669	16%

Economic Income (Loss)	$189,275	$(317,695)	$506,970	N/M	$214,197	$134,437	$79,760	59%

N/M	Not meaningful.

Revenues

Revenues were $326.9 million for the three months ended September 30, 2012, an increase of $612.0 million compared to $(285.1) million for the three months ended September 30, 2011. The increase in revenues was attributed to increases in Performance Fees, Investment Income and Total Management Fees of $448.3 million, $151.6 million and $10.6 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $160.3 million for the three months ended September 30, 2012 compared to $(288.0) million for the three months ended September 30, 2011, principally due to positive net returns in our BEP, BCP VI and BCP IV funds. These returns were largely driven by publicly traded holdings and portfolio companies in the energy sector. Both of the BEP and BCP VI funds crossed their hurdle rates for the first time during the quarter. On a realized basis, Performance Fees were $49.6 million greater than the third quarter of 2011 as BCP IV was able to execute the sale of a portion of its holdings in Team Health Holdings, generating a 3.7 times gross multiple of invested capital.

Investment Income (Loss) was $50.5 million compared to $(101.1) million for the three months ended September 30, 2011. The 15.1% appreciation in our public holdings was driven by our new investments in Cheniere and Knight Capital as well as our holdings in Nielsen, Team Health, Vanguard and TRW. At September 30, 2012, the unrealized value and cumulative realized proceeds, before Carried Interest, fees and expenses, of our contributed private equity funds represented 1.5 times investors’ original investments. On a realized basis, this multiple was 2.6 times investors’ original investments.

Total Management Fees were $111.1 million for the three months ended September 30, 2012, an increase of $10.6 million compared to $100.5 million for the three months ended September 30, 2011, driven by higher Transaction and Other Fees, higher Base Management Fees and lower Management Fee Offsets. Transaction and Other Fees were $25.7 million for the three months ended September 30, 2012, an increase of $4.3 million compared to $21.4 million for the three months ended September 30, 2011. The increase in Transaction and Other Fees was driven by increased investment activity during the quarter. Management Fee Offsets represent reductions of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Revenues were $509.4 million for the nine months ended September 30, 2012, an increase of $121.4 million compared to $387.9 million for the nine months ended September 30, 2011. The increase in revenues was attributed to increases in Performance Fees and Investment Income of $123.7 million and $20.4 million, respectively, and partially offset by a decrease in Total Management Fees of $22.0 million.

Performance Fees, which are determined on a fund by fund basis, were $139.2 million for the nine months ended September 30, 2012, an increase of $123.7 million, compared to $15.5 million for the nine months ended September 30, 2011, principally due to the returns generated from investments in the retail/consumer and energy sectors as well as from our publicly traded investments, particularly TRW and Team Health.

Investment Income (Loss) was $46.3 million, an increase of $20.4 million, compared to $25.9 million for the nine months ended September 30, 2011, driven by the net returns in the BEP, BCP VI and BCP IV funds of 76%, 22% and 7%, respectively.

Total Management Fees were $312.9 million for the nine months ended September 30, 2012, a decrease of $22.0 million compared to $334.9 million for the nine months ended September 30, 2011, driven by a decrease in Transaction and Other Fees, and partially offset by an increase in Base Management Fees and reduced Management Fee Offsets. Base Management Fees were $259.4 million for the nine months ended September 30, 2012, an increase of $11.6 million compared to $247.8 million for the nine months ended September 30, 2011, principally as a result of fees generated from BEP, which commenced its investment period during the third quarter of 2011. Transaction and Other Fees were $58.7 million for the nine months ended September 30, 2012, a decrease of $50.4 million compared to $109.1 million for the nine months ended September 30, 2011. Transaction and Other Fees for the nine months ended September 30, 2011 included one time fees earned from the accelerated termination of management advisory service agreements related to Nielsen Holdings and Freescale Semiconductor, two portfolio companies that completed initial public offerings, as well as fees generated from new investment activity. Management Fee Offsets represent reductions of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $137.6 million for the three months ended September 30, 2012, an increase of $105.1 million compared to $32.6 million for the three months ended September 30, 2011. The $105.1 million increase was primarily attributed to a $91.7 million increase in Performance Fee Compensation and a $10.0 million increase in Compensation. Performance Fee Compensation increased as a result of the increases in Performance Fees revenue described above. Compensation increased as a portion of it is related to the segment’s results, exclusive of Performance Fees and Investment Income as well as compensation related to business growth. Other Operating Expenses increased $3.4 million over the same prior year period primarily due to increases in miscellaneous and interest expenses allocated to the segment.

Expenses were $295.2 million for the nine months ended September 30, 2012, an increase of $41.7 million, compared to $253.5 million for the nine months ended September 30, 2011. The $41.7 million increase was primarily attributed to a $40.9 million increase in Performance Fee Compensation as a result of the increase in Performance Fees revenue. Increases in Other Operating Expenses were substantially offset by a decrease in Compensation.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2012 Inception to Date
	2012		2011		2012		2011		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	9%	8%	-21%	-20%	7%	7%	3%	2%	77%	59%	51%	37%
BCP V	3%	3%	-7%	-7%	4%	4%	2%	2%	49%	31%	2%	1%
BCP VI (b)	28%	28%	N/M	N/M	30%	22%	N/M	N/M	N/M	N/M	27%	8%
BEP (b)	67%	64%	N/M	N/M	86%	76%	N/M	N/M	N/A	N/A	110%	101%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	2011 returns for BCP VI and BEP are not meaningful as a material portion of the funds’ capital had not been invested. Realized returns for BCP VI are not meaningful as the fund has had an immaterial amount of realizations. BEP realized returns are not applicable as the fund has not had any realizations through September 30, 2012.

The Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of September 30, 2012, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of September 30, 2012:

	Gain to Cross Carried Interest Threshold (a)
Funds Out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$6,412	13%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$135,659	$97,925	$37,734	39%	$411,278	$290,831	$120,447	41%
Transaction and Other Fees, Net	14,937	19,551	(4,614)	-24%	54,500	90,382	(35,882)	-40%
Management Fee Offsets	(6,034)	(880)	(5,154)	N/M	(20,018)	(2,130)	(17,888)	N/M

Total Management Fees, Net	144,562	116,596	27,966	24%	445,760	379,083	66,677	18%

Performance Fees
Realized
Carried Interest	51,845	5,137	46,708	N/M	74,001	19,306	54,695	N/M
Incentive Fees	4,879	171	4,708	N/M	12,644	9,427	3,217	34%
Unrealized
Carried Interest	207,695	(119,192)	326,887	N/M	573,705	675,534	(101,829)	-15%
Incentive Fees	6,150	(984)	7,134	N/M	12,538	1,852	10,686	N/M

Total Performance Fees	270,569	(114,868)	385,437	N/M	672,888	706,119	(33,231)	-5%

Investment Income (Loss)
Realized	10,324	7,313	3,011	41%	27,203	21,626	5,577	26%
Unrealized	33,676	(26,060)	59,736	N/M	74,532	72,678	1,854	3%

Total Investment Income (Loss)	44,000	(18,747)	62,747	N/M	101,735	94,304	7,431	8%
Interest and Dividend Revenue	3,581	3,195	386	12%	9,410	9,472	(62)	-1%
Other	1,941	(1,390)	3,331	N/M	642	(15)	657	N/M

Total Revenues	464,653	(15,214)	479,867	N/M	1,230,435	1,188,963	41,472	3%

Expenses
Compensation and Benefits
Compensation	71,456	54,986	16,470	30%	216,921	183,264	33,657	18%
Performance Fee Compensation
Realized
Carried Interest	19,822	2,169	17,653	N/M	27,300	8,390	18,910	N/M
Incentive Fees	2,570	82	2,488	N/M	6,443	4,473	1,970	44%
Unrealized
Carried Interest	47,940	(30,076)	78,016	N/M	133,892	163,274	(29,382)	-18%
Incentive Fees	2,876	(434)	3,310	N/M	6,015	3,738	2,277	61%

Total Compensation and Benefits	144,664	26,727	117,937	N/M	390,571	363,139	27,432	8%
Other Operating Expenses	31,284	23,495	7,789	33%	86,768	74,832	11,936	16%

Total Expenses	175,948	50,222	125,726	N/M	477,339	437,971	39,368	9%

Economic Income (Loss)	$288,705	$(65,436)	$354,141	N/M	$753,096	$750,992	$2,104	0%

N/M Not	meaningful.

Revenues

Revenues were $464.7 million for the three months ended September 30, 2012, an increase of $479.9 million compared to $(15.2) million for the three months ended September 30, 2011. The increase in revenues was primarily attributable to an increase of $385.4 million in Performance Fees, an increase of $28.0 million in Total Management Fees and an increase of $62.7 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $270.6 million for the three months ended September 30, 2012, an increase of $385.4 million compared to $(114.9) million for the three months ended September 30, 2011. Performance Fees continued to benefit from the strong performance of our Real Estate carry funds. For the three months ended September 30, 2012, the carrying value of assets for Blackstone’s contributed BREP funds, including fee-paying co-investments, increased 4.9% driven by the continued strengthening of operating fundamentals, particularly in our hospitality, office and retail holdings. Our BREDS and real estate hedge funds increased 5.1% and 6.2%, respectively. As of September 30, 2012, the unrealized value and cumulative proceeds, before carried interest, fees and expenses, of our contributed BREP carry funds represented 1.5 times investors’ original investments. On a realized basis, this multiple was 2.0 times investors’ original investments.

Investment Income (Loss) was $44.0 million for the three months ended September 30, 2012, an increase of $62.7 million compared to $(18.7) million for the three months ended September 30, 2011. The increase in Investment Income was primarily driven by the year over year increase in the net appreciation of investments across our global Real Estate funds.

Total Management Fees were $144.6 million for the three months ended September 30, 2012, an increase of $28.0 million compared to $116.6 million for the three months ended September 30, 2011. Base Management Fees were $135.7 million for the three months ended September 30, 2012, an increase of $37.7 million compared to $97.9 million for the three months ended September 30, 2011, which was primarily related to fees generated from the commencement of BREP VII. Transaction and Other Fees were $14.9 million for the three months ended September 30, 2012, a decrease of $4.6 million compared to $19.6 million for the three months ended September 30, 2011, which was primarily related to a decrease in the size of completed transactions.

Revenues were $1.2 billion for the nine months ended September 30, 2012, an increase of $41.5 million compared to $1.2 billion for the nine months ended September 30, 2011. The increase in revenues was primarily attributed to an increase of $66.7 million in Total Management Fees and a $7.4 million increase in Investment Income (Loss), partially offset by a decrease of $33.2 million in Performance Fees.

Total Management Fees were $445.8 million for the nine months ended September 30, 2012, an increase of $66.7 million compared to $379.1 million for the nine months ended September 30, 2011. Base Management Fees were $411.3 million for the nine months ended September 30, 2012, an increase of $120.4 million compared to $290.8 million for the nine months ended September 30, 2011, which was primarily related to fees generated from the commencement of BREP VII. Transaction and Other Fees were $54.5 million for the nine months ended September 30, 2012, a decrease of $35.9 million compared to $90.4 million for the nine months ended September 30, 2011, which was primarily related to a decrease in the size of completed transactions.

Investment Income (Loss) was $101.7 million for the nine months ended September 30, 2012, an increase of $7.4 million compared to $94.3 million for the nine months ended September 30, 2011. The increase in Investment Income was primarily driven by the year over year increase in the net appreciation of investments across our global Real Estate funds.

Performance Fees, which are determined on a fund by fund basis, were $672.9 million for the nine months ended September 30, 2012, a decrease of $33.2 million compared to $706.1 million for the nine months ended September 30, 2011. Performance Fees continued to benefit from the strong performance of our BREP carry funds. However, the year over year comparison was impacted by a decrease in the net appreciation of our BREP V and BREP VI carry funds’ investments and the effect of the “catch-up” provision in the prior year period. For the nine months ended September 30, 2012, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 11.6% driven by the continued strengthening of operating fundamentals, particularly in our hospitality, office and retail holdings. Our BREDS and real estate hedge funds increased 11.6% and 14.6%, respectively.

Expenses

Expenses were $175.9 million for the three months ended September 30, 2012, an increase of $125.7 million, compared to $50.2 million for the three months ended September 30, 2011. The increase was primarily attributed to a $101.5 million increase in Performance Fee Compensation, a result of an increase in Performance Fees revenue, and a $16.5 million increase in Compensation. Compensation rose, as a portion of compensation is related to the segment’s results, excluding Performance Fees and Investment Income. Other Operating Expenses increased $7.8 million for the three months ended September 30, 2012, principally due to fundraising costs and interest expense allocated to the segment.

Expenses were $477.3 million for the nine months ended September 30, 2012, an increase of $39.4 million, compared to $438.0 million for the nine months ended September 30, 2011. The increase was primarily attributed to increases of $33.7 million in Compensation and $11.9 million in Other Operating Expenses and was partially offset by a $6.2 million decrease in Performance Fee Compensation. Compensation rose, as a portion of compensation is related to the segment’s results, excluding Performance Fees and Investment Income. Performance Fee Compensation decreased as a result of the decrease in Performance Fees revenue. Other Operating Expenses increased $11.9 million for the nine months ended September 30, 2012, principally due to increases in miscellaneous expense and interest expense allocated to the segment.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2012 Inception to Date
	2012		2011		2012		2011		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	2%	1%	-1%	—	14%	10%	28%	21%	35%	26%	33%	23%
BREP IV	0%	—	-5%	-4%	7%	4%	10%	6%	116%	80%	25%	14%
BREP V	5%	4%	-2%	-2%	15%	12%	19%	12%	121%	81%	13%	9%
BREP International II (b)	-1%	-1%	-1%	-1%	-3%	-4%	2%	1%	28%	14%	-1%	-3%
BREP VI	4%	3%	—	1%	11%	8%	16%	11%	40%	31%	13%	9%
BREP Europe III (b)	5%	3%	8%	5%	16%	11%	18%	7%	60%	49%	50%	20%
BREP VII (c)	10%	7%	N/A	N/A	42%	25%	N/A	N/A	526%	75%	59%	33%
BREDS	5%	4%	1%	—	15%	12%	7%	6%	21%	17%	18%	14%
BSSF I	7%	5%	-4%	-4%	17%	13%	1%	-1%	N/A	N/A	15%	11%
CMBS	6%	5%	-6%	-6%	15%	11%	-2%	-3%	N/A	N/A	18%	12%
BREP Co-Investment (d)	4%	4%	10%	8%	10%	8%	22%	19%	9%	7%	13%	11%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not	applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	The BREP VII investment period commenced in August 2011.
(d)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2012:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€952	22%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of September 30, 2012: BREP Europe III, BREP VII and BREDS.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$87,334	$79,355	$7,979	10%	$253,433	$234,257	$19,176	8%
Transaction and Other Fees, Net	4	740	(736)	-99%	161	2,328	(2,167)	-93%
Management Fee Offsets	(382)	(258)	(124)	-48%	(1,092)	(578)	(514)	-89%

Total Management Fees, Net	86,956	79,837	7,119	9%	252,502	236,007	16,495	7%

Performance Fees
Realized
Incentive Fees	2,637	5,764	(3,127)	-54%	7,110	7,324	(214)	-3%
Unrealized
Incentive Fees	36,635	(19,861)	56,496	N/M	48,841	2,833	46,008	N/M

Total Performance Fees	39,272	(14,097)	53,369	N/M	55,951	10,157	45,794	N/M

Investment Income (Loss)
Realized	637	1,023	(386)	-38%	2,069	15,219	(13,150)	-86%
Unrealized	5,199	(10,034)	15,233	N/M	9,934	(15,778)	25,712	N/M

Total Investment Income (Loss)	5,836	(9,011)	14,847	N/M	12,003	(559)	12,562	N/M
Interest and Dividend Revenue	540	500	40	8%	1,421	1,488	(67)	-5%
Other	315	18	297	N/M	215	84	131	156%

Total Revenues	132,919	57,247	75,672	132%	322,092	247,177	74,915	30%

Expenses
Compensation and Benefits
Compensation	28,826	30,667	(1,841)	-6%	91,618	90,434	1,184	1%
Performance Fee Compensation
Realized
Incentive Fees	1,062	2,257	(1,195)	-53%	2,095	2,810	(715)	-25%
Unrealized
Incentive Fees	8,062	(7,214)	15,276	N/M	12,536	1,099	11,437	N/M

Total Compensation and Benefits	37,950	25,710	12,240	48%	106,249	94,343	11,906	13%
Other Operating Expenses	12,878	14,421	(1,543)	-11%	41,318	43,504	(2,186)	-5%

Total Expenses	50,828	40,131	10,697	27%	147,567	137,847	9,720	7%

Economic Income	$82,091	$17,116	$64,975	N/M	$174,525	$109,330	$65,195	60%

N/M Not	meaningful.

Revenues

Revenues were $132.9 million for the three months ended September 30, 2012, an increase of $75.7 million compared to $57.2 million for the three months ended September 30, 2011. The increase in revenues was primarily attributable to an increase of $53.4 million in Performance Fees to $39.3 million, an increase of $14.8 million of Investment Income (Loss) to $5.8 million and an increase of $7.1 million of Total Management Fees to $87.0 million.

Performance Fees were $39.3 million for the three months ended September 30, 2012, an increase of $53.4 million compared to $(14.1) million for the three months ended September 30, 2011, primarily due to higher returns. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions funds were up 3.3% during the three months ended September 30, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was a result of the better performance of the underlying assets of the segment.

Total Management Fees were $87.0 million for the three months ended September 30, 2012, an increase of $7.1 million compared to $79.8 million for the three months ended September 30, 2011. Base Management Fees were $87.3 million for the three months ended September 30, 2012, an increase of $8.0 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was primarily from net inflows.

Investment Income (Loss) was $5.8 million for the three months ended September 30, 2012, an increase of $14.8 million compared to $(9.0) million for the three months ended September 30, 2011. The increase in Investment Income (Loss) was primarily driven by the year over year increase in the net appreciation of investments of which Blackstone owns a share of such investments.

Revenues were $322.1 million for the nine months ended September 30, 2012, an increase of $74.9 million compared to $247.2 million for the nine months ended September 30, 2011. The increase in revenues was primarily attributable to an increase of $45.8 million in Performance Fees to $56.0 million, an increase of $16.5 million of Total Management Fees to $252.5 million and an increase of $12.6 million of Investment Income (Loss) to $12.0 million.

Performance Fees were $56.0 million for the nine months ended September 30, 2012, an increase of $45.8 million compared to $10.2 million for the nine months ended September 30, 2011, primarily due to higher returns. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 6.2% during the nine months ended September 30, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase was a result of the better performance of the underlying assets of the segment.

Total Management Fees were $252.5 million for the nine months ended September 30, 2012, an increase of $16.5 million compared to $236.0 million for the nine months ended September 30, 2011. Base Management Fees were $253.4 million for the nine months ended September 30, 2012, an increase of $19.2 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was primarily from net inflows.

Investment Income (Loss) was $12.0 million for the nine months ended September 30, 2012, an increase of $12.6 million compared to $(0.6) million for the nine months ended September 30, 2011. The increase in Investment Income (Loss) was primarily driven by the year over year increase in the net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $50.8 million for the three months ended September 30, 2012, an increase of $10.7 million compared to the three months ended September 30, 2011. The $10.7 million increase was primarily attributed to a $14.1 million increase in Performance Fee Compensation and partially offset by decreases of $1.8 million in Compensation and $1.5 million in Other Operating Expenses. Performance Fee Compensation was $9.1 million for the three months ended September 30, 2012, an increase of $14.1 million, compared to $(5.0) million for the prior year period, primarily due to the increase in Performance Fees revenue described above. Compensation was

$28.8 million for the three months ended September 30, 2012, a decrease of $1.8 million, compared to $30.7 million for the prior year period. Other Operating Expenses decreased $1.5 million to $12.9 million for the three months ended September 30, 2012, compared to $14.4 million for the three months ended September 30, 2011, primarily resulting from a decrease in professional fees due to a decrease in placement fees.

Expenses were $147.6 million for the nine months ended September 30, 2012, an increase of $9.7 million compared to the nine months ended September 30, 2011. The $9.7 million increase was primarily attributed to a $1.2 million increase in Compensation and $10.7 million increase in Performance Fee Compensation, partially offset by a $2.2 million decrease in Other Operating Expenses. Compensation was $91.6 million for the nine months ended September 30, 2012, an increase of $1.2 million, compared to $90.4 million for the prior year period. Performance Fee Compensation was $14.6 million for the nine months ended September 30, 2012, an increase of $10.7 million, compared to $3.9 million for the prior year period. Other Operating Expenses decreased $2.2 million to $41.3 million for the nine months ended September 30, 2012, compared to $43.5 million for the nine months ended September 30, 2011, primarily due to the same factors noted above.

Operating Metrics

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of September 30,		As of September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
BAAM Managed Funds (b)	$24,063,577	$19,486,179	77%	2%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at September 30, 2012 the incremental appreciation needed for the 23% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $361.8 million, a decrease of $637.5 million, or 63.8%, compared to $999.3 million at September 30, 2011. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of September 30, 2012, 71% were within 5% of reaching their respective High Water Mark and / or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, Core Fund Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Net Returns (a)
									Periods Ended September 30, 2012
	2012		2011		2012		2011		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	4%	3%	-4%	-4%	7%	6%	-2%	-3%	9%	8%	6%	5%	2%	1%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The BAAM Core Funds Composite does not include BAAM’s long-only platforms, seed funds and advisory relationships. The historical return is from January 1, 2000 and excludes fluctuations due to foreign currency exchange rates.

Credit

The following table presents our results of operations for our Credit segment:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$88,959	$59,557	$29,402	49%	$250,827	$171,578	$79,249	46%
Transaction and Other Fees, Net	4,486	(26)	4,512	N/M	19,395	1,568	17,827	N/M
Management Fee Offsets	(1,271)	(67)	(1,204)	N/M	(3,146)	(190)	(2,956)	N/M

Total Management Fees, Net	92,174	59,464	32,710	55%	267,076	172,956	94,120	54%

Performance Fees
Realized
Carried Interest	328	3,196	(2,868)	-90%	14,947	41,429	(26,482)	-64%
Incentive Fees	4,104	11,595	(7,491)	-65%	8,837	20,441	(11,604)	-57%
Unrealized
Carried Interest	67,024	6,257	60,767	N/M	137,942	35,109	102,833	N/M
Incentive Fees	61,364	(61,382)	122,746	N/M	93,817	(12,177)	105,994	N/M

Total Performance Fees	132,820	(40,334)	173,154	N/M	255,543	84,802	170,741	N/M

Investment Income (Loss)
Realized	6,697	2,807	3,890	139%	13,018	7,278	5,740	79%
Unrealized	(736)	(7,800)	7,064	91%	(681)	2,169	(2,850)	N/M

Total Investment Income (Loss)	5,961	(4,993)	10,954	N/M	12,337	9,447	2,890	31%
Interest and Dividend Revenue	2,673	1,404	1,269	90%	6,850	2,759	4,091	148%
Other	(678)	(132)	(546)	N/M	(1,703)	(81)	(1,622)	N/M

Total Revenues	232,950	15,409	217,541	N/M	540,103	269,883	270,220	100%

Expenses
Compensation and Benefits
Compensation	50,236	40,533	9,703	24%	130,224	103,153	27,071	26%
Performance Fee Compensation
Realized
Carried Interest	1,153	(1,561)	2,714	N/M	8,388	16,695	(8,307)	-50%
Incentive Fees	825	10,039	(9,214)	-92%	5,746	15,105	(9,359)	-62%
Unrealized
Carried Interest	37,695	908	36,787	N/M	82,412	22,453	59,959	N/M
Incentive Fees	33,316	(29,664)	62,980	N/M	28,886	(11,195)	40,081	N/M

Total Compensation and Benefits	123,225	20,255	102,970	N/M	255,656	146,211	109,445	75%
Other Operating Expenses	33,527	11,210	22,317	199%	66,372	36,793	29,579	80%

Total Expenses	156,752	31,465	125,287	N/M	322,028	183,004	139,024	76%

Economic Income	$76,198	$(16,056)	$92,254	N/M	$218,075	$86,879	$131,196	151%

N/M Not	meaningful.

Revenues

Revenues were $233.0 million for the three months ended September 30, 2012, an increase of $217.5 million compared to the three months ended September 30, 2011. This change was primarily attributable to an increase of $173.2 million in Performance Fees reflecting improved market conditions and strong underlying company performance as well as an increase of $32.7 million in Total Management Fees.

Performance Fees were $132.8 million for the three months ended September 30, 2012, an increase of $173.2 million compared to the prior year period. This change was primarily attributable to an increase in Unrealized Performance Fees resulting from robust returns in our flagship hedge funds and steady appreciation in our significant drawdown funds. The net returns for Blackstone’s Credit segment funds were 6.1% for the hedge funds, 7.7% for the mezzanine funds and 4.6% for the rescue lending funds for the three months ended September 30, 2012.

Total Management Fees were $92.2 million for the three months ended September 30, 2012, an increase of $32.7 million compared to the prior year period. This change was primarily attributable to an increase of $29.4 million in Base Management Fees driven by greater Fee-Earning Assets Under Management resulting from net AUM inflows, new product launches, increased limited partner capital deployed and the acquisition of Harbourmaster in January 2012.

Investment Income (Loss) was $6.0 million for the three months ended September 30, 2012, an increase of $11.0 million compared to $(5.0) million for the three months ended September 30, 2011.

Revenues were $540.1 million for the nine months ended September 30, 2012, an increase of $270.2 million compared to the nine months ended September 30, 2011. This change was primarily attributable to increases of $170.7 million in Performance Fees and $94.1 million in Total Management Fees.

Performance Fees were $255.5 million for the nine months ended September 30, 2012, an increase of $170.7 million compared to the prior year period. This change was attributable to an increase in Unrealized Performance Fees resulting from a higher rate of appreciation in our investment funds partially offset by a lower amount of Realized Performance Fees. The net returns of Blackstone’s Credit segment funds were 9.2% for the hedge funds, 17.7% for the mezzanine funds and 12.4% for the rescue lending funds for the nine months ended September 30, 2012.

Total Management Fees were $267.1 million for the nine months ended September 30, 2012, an increase of $94.1 million compared to the prior year period. This change was primarily attributable to an increase of $79.2 million in Base Management Fees due to the significant growth in our Fee-Earning Assets Under Management.

Expenses

Expenses were $156.8 million for the three months ended September 30, 2012, an increase of $125.3 million compared to the three months ended September 30, 2011. The increase in expenses was attributable to increases of $9.7 million in Compensation, $93.3 million in Performance Fee Compensation correlated with the increases in Performance Fees described above, and $22.3 million in Other Operating Expenses. The increase in Other Operating Expenses was primarily due to the non-recurring structuring costs related to the launch of our third closed-end fund.

Expenses were $322.0 million for the nine months ended September 30, 2012, an increase of $139.0 million compared to the nine months ended September 30, 2011. The increase in expenses was attributable to increases of $27.1 million in Compensation, $82.4 million in Performance Fee Compensation correlated with the increase in Performance Fees described above, and $29.6 million in Other Operating Expenses. The increase in Other

Operating Expenses was primarily due to certain non-recurring expenses related to the structuring costs in connection with the launch of our third closed-end fund and the write-off of leasehold improvements.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2012
	2012		2011		2012		2011		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	8%	6%	-5%	-4%	12%	9%	4%	3%	17%	13%	16%	12%	11%	7%	12%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit drawdown funds:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011		Inception to Date
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	10%	8%	7%	5%	24%	18%	23%	17%	25%	18%
Rescue Lending Funds (c)	6%	5%	-10%	-5%	17%	12%	2%	1%	21%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of September 30, 2012, the significant Credit drawdown funds were above their respective Carried Interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest).

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$59,951	$86,178	$(26,227)	-30%	$229,169	$258,673	$(29,504)	-11%
Transaction and Other Fees, Net	6	98	(92)	-94%	253	314	(61)	-19%

Total Advisory and Transaction Fees	59,957	86,276	(26,319)	-31%	229,422	258,987	(29,565)	-11%

Investment Income
Realized	251	(44)	295	N/M	755	279	476	171%
Unrealized	928	(171)	1,099	N/M	1,440	207	1,233	N/M

Total Investment Income	1,179	(215)	1,394	N/M	2,195	486	1,709	N/M
Interest and Dividend Revenue	1,797	1,615	182	11%	5,112	5,024	88	2%
Other	(751)	(304)	(447)	-147%	(709)	115	(824)	N/M

Total Revenues	62,182	87,372	(25,190)	-29%	236,020	264,612	(28,592)	-11%

Expenses
Compensation and Benefits
Compensation	46,619	59,633	(13,014)	-22%	175,708	186,335	(10,627)	-6%
Other Operating Expenses	18,823	20,218	(1,395)	-7%	65,211	57,716	7,495	13%

Total Expenses	65,442	79,851	(14,409)	-18%	240,919	244,051	(3,132)	-1%

Economic Income (Loss)	$(3,260)	$7,521	$(10,781)	N/M	$(4,899)	$20,561	$(25,460)	N/M

N/M Not	meaningful.

Revenues

Revenues were $62.2 million for the three months ended September 30, 2012, a decrease of $25.2 million, or 29%, compared to $87.4 million for the three months ended September 30, 2011. The decrease in revenues was driven by decreases in each of the advisory businesses. The decrease in Blackstone’s restructuring and reorganization business was driven primarily by fewer transactions completed during the three months ended September 30, 2012 following the completion of numerous transactions in the quarter ended June 30, 2012. The decrease in Blackstone Advisory Partners’ business was due to a decrease in the number of transactions completed compared to the prior year period as the completion of certain transactions was delayed. The decrease in fees earned by Blackstone’s fund placement business was primarily due to the timing of several transactions.

Revenues were $236.0 million for the nine months ended September 30, 2012, a decrease of $28.6 million, or 11%, compared to $264.6 million for the nine months ended September 30, 2011. The decrease in revenues was driven primarily by decreases in Blackstone’s fund placement business and Blackstone Advisory Partners’ business, partially offset by an increase in Blackstone’s restructuring and reorganization business. The increase in Blackstone’s restructuring and reorganization business was driven primarily by an increase in revenues due to several significant transactions completed in the current year period, as well as an increase in the number of transactions completed during the nine months ended September 30, 2012. The decrease in Blackstone Advisory Partners’ revenue was due to a decrease, attributable in large part to the overall weakness in the mergers and acquisitions market, in the number and size of transactions completed compared to the prior year period. The decrease in fees earned by Blackstone’s fund placement business was primarily due to the timing of several transactions.

Expenses

Expenses were $65.4 million for the three months ended September 30, 2012, a decrease of $14.4 million, or 18%, compared to $79.9 million for the three months ended September 30, 2011. Compensation and Benefits decreased $13.0 million compared to the three months ended September 30, 2011, principally due to an overall decrease in total fee revenue across the segment. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses decreased $1.4 million over the three months ended September 30, 2011, principally due to a reduction in bad debt expense.

Expenses were $240.9 million for the nine months ended September 30, 2012, a decrease of $3.1 million, or 1%, compared to $244.1 million for the nine months ended September 30, 2011. Compensation and Benefits decreased $10.6 million compared to the nine months ended September 30, 2011, principally due to an overall decrease in total fee revenue across the segment. Other Operating Expenses increased $7.5 million over the nine months ended September 30, 2011, principally due to increases in all other expenses.

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

Total assets were $27.8 billion as of September 30, 2012, an increase of $5.9 billion from December 31, 2011. The increase in total assets was primarily attributable to a $5.6 billion increase in Investments. Total liabilities were $17.0 billion as of September 30, 2012, an increase of $4.3 billion from December 31, 2011. The increase in total liabilities was primarily due to an increase in Loans Payable of $4.0 billion.

For the three months ended September 30, 2012, we had Total Fee Related Revenues of $522.1 million and related expenses of $387.0 million, generating Fee Related Earnings of $135.1 million and Distributable Earnings of $189.6 million. For the nine months ended September 30, 2012, we had Total Fee Related Revenues of $1.6 billion and related expenses of $1.1 billion, generating Fee Related Earnings of $427.7 million and Distributable Earnings of $540.2 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. On July 13, 2012, an indirect subsidiary of Blackstone amended its revolving credit facility. The amendment is described in Note 11. “Borrowings.” in the “Notes to Condensed Consolidated

Financial Statements” in Part I. Item 1. Financial Statements. As of September 30, 2012, Blackstone had $833.5 million in cash, $1.3 billion invested in Blackstone’s Treasury cash management strategies, $143.2 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $144.2 million in other investments, against $1.6 billion in borrowings from our 2009, 2010 and 2012 bond issuances, and no borrowings outstanding under its revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Base Management Fees (a)	$398,088	$322,371	$1,174,938	$944,432
Transaction and Other Fees, Net (a)	45,126	41,793	133,050	203,717
Advisory Fees (a)	59,951	86,178	229,169	258,673
Management Fee Offsets (a)	(8,454)	(7,703)	(29,477)	(24,914)
Interest Income and Other Revenue (b)	27,358	5,432	53,261	32,890
Compensation (a)	(259,561)	(238,207)	(783,217)	(735,131)
Other Operating Expenses (a)	(127,456)	(96,932)	(350,015)	(299,270)

Fee Related Earnings	135,052	112,932	427,709	380,397
Net Realized Incentive Fees (b)	7,163	5,152	14,307	14,804
Net Realized Carried Interest (b)	61,742	(7,798)	115,394	96,111
Realized Investment Income (b)	16,847	31,338	42,522	82,216
Taxes and Related Payables (c)	(31,169)	(15,879)	(59,772)	(54,990)

Distributable Earnings	189,635	125,745	540,160	518,538
Net Unrealized Incentive Fees (b)	59,895	(44,915)	107,759	(1,134)
Net Unrealized Carried Interest (b)	274,602	(308,826)	536,330	484,811
Unrealized Investment Income (b)	77,708	(162,433)	110,973	44,994
Add Back: Related Payables (d)	19,912	10,430	30,096	23,845

Economic Net Income (Loss)	$621,752	$(379,999)	$1,325,318	$1,071,054

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the payable under the Tax Receivable Agreement.
(d)	Represents tax related payables including the payable under the tax receivable agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$12,004	$10,110	$31,740	$28,841
Other Revenue (a)	2,477	(1,667)	442	1,720
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	12,877	(3,011)	21,079	2,329

Interest Income and Other Revenue	$27,358	$5,432	$53,261	$32,890

Realized Incentive Fees (a)	11,620	17,530	28,591	37,192
Less: Realized Incentive Fee Compensation (a)	(4,457)	(12,378)	(14,284)	(22,388)

Net Realized Incentive Fees	$7,163	$5,152	$14,307	$14,804

Realized Carried Interest (a)	$83,765	$(9,633)	$153,254	$126,520
Less: Realized Carried Interest Compensation (a)	(22,023)	1,835	(37,860)	(30,409)

Net Realized Carried Interest	$61,742	$(7,798)	$115,394	$96,111

Realized Investment Income (a)	$25,098	$31,647	$57,950	$85,878
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	(8,251)	(309)	(15,428)	(3,662)

Realized Investment Income	$16,847	$31,338	$42,522	$82,216

Unrealized Incentive Fees (a)	$104,149	$(82,227)	$155,196	$(7,492)
Less: Unrealized Incentive Fee Compensation (a)	(44,254)	37,312	(47,437)	6,358

Net Unrealized Incentive Fees	$59,895	$(44,915)	$107,759	$(1,134)

Unrealized Carried Interest (a)	$403,465	$(382,949)	$786,551	$660,356
Less: Unrealized Carried Interest Compensation (a)	(128,863)	74,123	(250,221)	(175,545)

Net Unrealized Carried Interest	$274,602	$(308,826)	$536,330	$484,811

Unrealized Investment Income (a)	$82,334	$(165,753)	$116,624	$43,661
Less: Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	(12,877)	3,011	(21,079)	(2,329)
Less: Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	8,251	309	15,428	3,662

Unrealized Investment Income (Loss)	$77,708	$(162,433)	$110,973	$44,994

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the adjustment related to the Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of Distributable Earnings.

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group L.P.	$128,824	$(274,567)	$112,185	$(145,626)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	183,431	(402,079)	237,809	(104,455)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(157,607)	(262,207)	279,970	(448,753)
Net Income (Loss) Attributable to Redeemable Non- Controlling Interests in Consolidated Entities	41,854	(47,922)	78,447	(24,980)

Net Income (Loss)	196,502	(986,775)	708,411	(723,814)
Provision (Benefit) for Taxes	39,237	(7,637)	119,327	95,412

Income (Loss) Before Provision (Benefit) for Taxes	235,739	(994,412)	827,738	(628,402)
IPO and Acquisition-Related Charges (a)	248,179	264,068	762,012	1,122,124
Amortization of Intangibles (b)	33,338	45,665	123,661	134,744
Income (Loss) Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	115,753	310,129	(358,417)	473,733

Economic Income (Loss)	633,009	(374,550)	1,354,994	1,102,199
Taxes (d)	(11,257)	(5,449)	(29,676)	(31,145)

Economic Net Income (Loss)	621,752	(379,999)	1,325,318	1,071,054
Taxes (d)	11,257	5,449	29,676	31,145
Performance Fee Adjustment (e)	(602,999)	457,279	(1,123,592)	(816,576)
Investment Income (Loss) Adjustment (f)	(107,432)	134,106	(174,574)	(129,539)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	12,877	(3,011)	21,079	2,329
Performance Fee Compensation and Benefits Adjustment (h)	199,597	(100,892)	349,802	221,984

Fee Related Earnings	135,052	112,932	427,709	380,397
Realized Performance Fees (i)	68,905	(2,646)	129,701	110,915
Realized Investment Income (j)	25,098	31,647	57,950	85,878
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(8,251)	(309)	(15,428)	(3,662)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(31,169)	(15,879)	(59,772)	(54,990)

Distributable Earnings	189,635	125,745	540,160	518,538
Interest	18,163	12,577	44,567	38,358
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	31,169	15,879	59,772	54,990
Depreciation and Amortization	8,895	8,325	29,554	24,313

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization	$247,862	$162,526	$674,053	$636,199

(a)	The adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings from Operations and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the payable under the Tax Receivable Agreement.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2012 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$626,043
BCP V	629,356	72,648
BCP IV	150,000	5,633
BCOM	50,000	4,762
Blackstone Energy Partners (“BEP”)	50,000	42,771
China Fund (“RMB”)	8,882	7,823
Blackstone Tactical Opportunity Fund	27,000	23,662
Woori Blackstone Korea I	5,451	2,289
Blackstone Clean Technology Partners	4,575	363
Real Estate Funds
BREP VII	300,000	218,005
BREP VI	750,000	58,154
BREP V	52,545	2,313
BREP International II	25,822	1,631
BREP Europe III	100,000	55,199
Blackstone Real Estate Special Situations Fund II	43,016	16,444
Blackstone Real Estate Special Situations Fund G	2,500	531
Blackstone Commercial Real Estate Debt Fund	10,000	1,205
Hedge Fund Solutions
Strategic Alliance II	50,000	26,361
Strategic Alliance	50,000	2,033
Credit
Capital Opportunities Fund II L.P. (“COF”)	120,000	98,268
Blackstone / GSO Capital Solutions	50,000	14,376
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	27,362	17,109

Total	$3,317,163	$1,306,490

(a)	Represents capital commitments to a number of other Credit funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI, BREP Europe III, BREP VII and COF II, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million, $100 million, and $110 million, respectively, of the aggregate applicable general partner original commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-oriented carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In August 2009, Blackstone Holdings Finance Co. L.L.C. issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019, unless earlier redeemed or repurchased. In September 2010, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 5.875% Senior Notes which will mature on March 15, 2021, unless earlier redeemed or repurchased. In August 2012, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 4.75% Senior Notes which will mature on February 15, 2023 and $250 million in aggregate principal amount of 6.25% Senior Notes which will mature on August 15, 2042. (These issuances of Senior Notes are collectively referred to as the “Notes”.) The Notes are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit Blackstone Holdings Finance Co. L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2012, no units were repurchased. As of September 30, 2012, the amount remaining available for repurchases was $335.8 million under this program.

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

Leverage

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of September 30, 2012, we had total partners’ capital of $9.4 billion, including $833.5 million in cash, $1.3 billion invested in Blackstone’s Treasury cash management strategies, $143.2 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $144.2 million in other investments, against $1.6 billion in borrowings from our 2009, 2010 and 2012 bond issuances.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2012	$105.6	$69.5	$105.2
Balance, December 31, 2011	139.5	101.8	143.8
Nine Months Ended September 30, 2012
Average Daily Balance	103.2	116.1	108.8
Maximum Daily Balance	169.8	206.1	191.7

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

Certain of our Hedge Fund Solutions and Credit funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2012 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	October 1, 2012 to December 31, 2012	2013–2014	2015–2016	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$16,212	$116,786	$104,089	$225,552	$462,639
Purchase Obligations	8,023	18,804	3,796	—	30,623
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	24,220	193,762	193,762	717,397	1,129,141
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	297	6,228	—	—	6,525
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	70	88	—	—	158
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	7,904	341,214	538,672	12,254,361	13,142,151
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	47,621	362,945	319,860	707,511	1,437,937
Blackstone Funds Capital Commitments to Investee Funds (h)	50,532	—	—	—	50,532
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	83,503	166,130	967,857	1,217,490
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (j)	1,306,490	—	—	—	1,306,490
Unrecognized Tax Benefits, Including Interest (k)	3,327	3,728	—	—	7,055

Consolidated Contractual Obligations	1,464,696	1,127,058	1,326,309	16,507,678	20,425,741
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(7,904)	(341,214)	(538,672)	(12,254,361)	(13,142,151)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(47,621)	(362,945)	(319,860)	(707,511)	(1,437,937)
Blackstone Funds Capital Commitments to Investee Funds (h)	(50,532)	—	—	—	(50,532)

Blackstone Operating Entities Contractual Obligations	$1,358,639	$422,899	$467,777	$3,545,806	$5,795,121

(a)	We lease our primary office space under agreements that expire through 2024. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2012, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2012, at spreads to market rates pursuant to the financing agreements, at 1.09%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2012, at spreads to market rates pursuant to the financing agreements, and range from 0.44% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 15. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.
(k)	The total represents gross unrecognized tax benefits of $5.7 million and interest of $1.3 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $13.7 million and interest of $2.4 million; therefore, such amounts are not included in the above contractual obligations table.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 16. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2012.

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

As of September 30, 2012, the clawback obligations were $255.8 million, of which $101.5 million related to Blackstone Holdings and $154.3 million relate to current and former Blackstone personnel. (See Note 15. “Related Party Transactions” and Note 16. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in the Blackstone Holdings partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings. Income (Loss) attributable to Blackstone Holdings, excluding certain costs and expenses borne directly by Blackstone Holdings, is calculated based on the year to date average percentage of Blackstone Holdings partnership units held by the Founder, other senior managing directors and employees.

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

On private equity, real estate, and certain credit-oriented funds:

•	0.30% to 1.75% of committed capital or invested capital during the commitment period,

•	0.75% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-oriented funds.

On credit-oriented funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-oriented separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On closed-end mutual funds and registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

The carrying value of goodwill was $1.7 billion as of September 30, 2012 and December 31, 2011. Intangible Assets and Goodwill are reviewed for impairment at least annually, or more frequently if circumstances indicate impairment may have occurred. As of September 30, 2012 and December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

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

•

In our capacity as advisor to certain of our hedge fund solutions and credit funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2012 and September 30, 2011, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	As of September 30,
	2012	2011
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	28%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2012 and September 30, 2011, we estimate that a 10% decline in fair value of the investments would have the following effects:

	September 30,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$49,556	$1,215,826	$249,826	$43,006	$713,898	$217,272

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$30,865,583	72%
Real Estate	38,800,979	97%
Hedge Fund Solutions	44,938,188	75%
Credit	24,160,421	49%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2012 and September 30, 2011, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would have the following effects:

	September 30,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,070	$101,621	$33,966	$9,851	$128,225	$31,869

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2012 and September 30, 2011, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2012	2011
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$232	$4,825

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. We estimate that our annualized investment income would decrease by $13.8 million, or 0.7% of the Treasury

Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $7.0 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $12.1 million, or 0.6% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased in open market transactions, in privately negotiated transactions or otherwise. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2012, no units were repurchased. As of September 30, 2012, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Sources of Cash and Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.2	Form of 4.75% Senior Note due 2023 (included in Exhibit 4.1 hereto).

4.3	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.4	Form of 6.25% Senior Note due 2042 (included in Exhibit 4.3 hereto).

10.1	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012+.

10.2	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012+.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensating plan or arrangement in which director or executive officers are eligible to participate.

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

Date: November 2, 2012

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ LAURENCE A. TOSI
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)