Form 10-K
period 2012-12-31
Blackstone Group L.P.
filed 2013-03-01
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2012 was approximately $5,206.1 million, which includes non-voting common units with a value of approximately $1,324.4 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 22, 2013 was 453,884,100. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 22, 2013 was 101,334,234.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, and certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”). We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our “BREDS” funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds, which are managed by Blackstone.

“Assets under management” refers to the assets we manage. Our assets under management equals the sum of:

(a)	the fair value of the investments held by our carry funds, REITs and our side-by-side and co-investment entities managed by us, plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)	the net asset value of our funds of hedge funds, hedge funds, and certain registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of capital raised for our CLOs and the amount of debt and equity outstanding for our CDOs, and

(e)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

“Fee-earning assets under management” refers to the assets we manage on which we derive management and / or performance fees. Our fee-earning assets under management equals the sum of:

(a)	for our Private Equity segment funds and carry funds including certain real estate debt investment funds in our Real Estate segment, the amount of capital commitments, remaining invested capital or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, and certain registered investment companies,

(e)	the fair value of assets we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs,

(g)	the aggregate par amount of collateral assets, including cash, of our CLOs and CDOs, and

(h)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies.

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

Overview

Blackstone is a leading global alternative asset manager and provider of financial advisory services, with assets under management of $210.2 billion as of December 31, 2012. As stewards of public funds, we look to drive outstanding results for our investors and clients by deploying capital and ideas to help businesses succeed and grow. Our alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles and separately managed accounts. We also provide a wide range of financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services.

All of Blackstone’s businesses use a solutions oriented approach to drive better performance. Since we were founded in 1985, we have cultivated strong relationships with clients in our financial advisory business, where we endeavor to provide objective and insightful solutions and advice that our clients can trust. We believe our scaled, diversified businesses, coupled with our long track record of investment performance, proven investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.

Two of our primary limited partner constituencies are corporate and public pension funds. As a result, to the extent our funds perform well, it supports a better retirement for hundreds of thousands of pensioners.

In addition, because we are a global firm with a footprint on nearly every continent, our investments can make a difference around the world. We are committed to making our family of companies stronger in ways that can have transformative impacts on local economies.

As of December 31, 2012, we had 121 senior managing directors and employed approximately 750 other investment and advisory professionals at our headquarters in New York and in 23 other cities around the world. We believe hiring, training and retaining talented individuals coupled with our rigorous investment process has supported our excellent investment record over many years. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

2012 Highlights

Active Investment Pace

•	Our funds, including co-investments, invested or committed $18.1 billion of capital.

•	Invested and committed capital of $5.0 billion in Private Equity, up 9% from 2011, a record $9.4 billion in Real Estate and $3.5 billion in Credit.

Strong Fundraising

•	Gross organic capital inflows of $34 billion across our businesses.

•	Hedge Funds Solutions gross inflows of $5.3 billion of total assets under management.

•	Successfully completed fundraising for our first energy-focused private equity fund, Blackstone Energy Partners L.P., with total fund commitments of $2.4 billion.

•	Raised additional funds in Tactical Opportunities, bringing total commitments to $1.7 billion.

•	Completed fundraising for our seventh global real estate fund, BREP VII, with total fund commitments of $13.3 billion, making it the biggest real estate fund in the world.

•	Expanded our platform with a new Asia-focused real estate strategy.

•	Our credit business, GSO Capital Partners LP (“GSO”) had its first closing on its most recent rescue lending fund, which is already larger than its predecessor fund.

Strategic Acquisitions

•

On December 19, 2012, BREDS acquired the investment management business of Capital Trust, Inc. (“Capital Trust”), adding an experienced team with expertise in debt origination and special servicing as well as $2.3 billion of assets under management as of December 31, 2012.

•

GSO acquired Harbourmaster Capital (Holdings) Limited (“Harbourmaster”) in January 2012. The acquisition of Harbourmaster added $9.8 billion of assets under management (as of the date of the acquisition) to GSO, making GSO one of the largest leveraged loan investors in Europe as well as the United States, and contributing to what we believe is one of the dominant credit investment platforms in the industry today.

Successful Debt Raise and Strong Credit Rating

•	In August 2012, we issued $400 million 10-year 4.75% senior notes and $250 million 30-year 6.25% senior notes, the proceeds of which we expect to use to further our growth strategy.

•	We retain an industry-leading credit rating of A/A+ from S&P / Fitch.

Positively Impacting Communities

•

We created a national platform, Invitation Homes, to purchase distressed single family homes and then refurbish, lease and maintain them in neighborhoods across the country. Through Invitation Homes, we are providing a much needed service for communities across the nation. We are removing from the market distressed inventory, which has been suppressing national home prices, creating jobs and providing high quality, affordable housing for families. These efforts are, ultimately, stimulating economies in areas hardest hit by the housing crisis.

•

Our partnership with the Government of Uganda and the Aga Khan Fund for Economic Development helped build a 250 megawatt hydroelectric power station on the Nile River in Uganda. The project created 3,000 jobs during construction and doubled the country’s effective generation capacity, eliminating widespread black-outs and driving economic growth for the entire region.

•	The Blackstone Charitable Foundation continued to innovate projects and partner with organizations aimed at accelerating start-ups, job growth and economic activity.

Business Segments

Our five business segments are: (a) Private Equity, (b) Real Estate, (c) Hedge Fund Solutions, (d) Credit, and (e) Financial Advisory. Prior to September 30, 2012, the Credit segment had been called Credit Businesses.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Private Equity

Our Private Equity segment, established in 1987, is a global business with 140 investment professionals managing $51.0 billion of assets under management as of December 31, 2012. We are focused on identifying, managing and creating lasting value for our investors. We have raised six general private equity funds as well as two specialized funds focusing on energy and communications-related investments. We are currently investing from our sixth general private equity fund, Blackstone Capital Partners VI (“BCP VI”) and our energy fund,

Blackstone Energy Partners (“BEP”) which have fund sizes of $15.2 billion and $2.4 billion, respectively. In addition, we are in the process of raising and investing capital for Tactical Opportunities which, as of December 31, 2012, had raised $1.7 billion of capital, and our RMB fund targeting investments in China. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S. based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (for example, investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. Our existing private equity funds, which we refer to collectively as the Blackstone Capital Partners (“BCP”) funds, invest primarily in control-oriented, privately negotiated investments and generally utilize leverage in consummating the investments they make. For more information concerning the revenues and fees we derive from our Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate

We have become a world leader in real estate investing since launching our first real estate fund in 1994 and, with our 160 investment professionals, manage $56.7 billion of assets under management as of December 31, 2012. We have managed or continue to manage seven global opportunistic real estate funds, three European focused opportunistic real estate funds, a number of real estate debt investment funds, CDOs, REITs and an acquired Asian real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our “BREDS” funds. In December 2012, we completed the acquisition of Capital Trust’s investment management business with an expertise in debt origination and special servicing, adding $2.3 billion of total assets under management. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Private Equity segment, including global scope, a significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

Our Hedge Fund Solutions group, which is comprised primarily of Blackstone Alternative Asset Management (“BAAM”), was organized in 1990 and manages a broad range of commingled funds of hedge funds and customized vehicles. BAAM’s businesses also include hedge fund seed, long-only, special situations and advisory platforms and BAAM is also building a public funds platform. Working with our clients over the past 22 years, BAAM has developed into a leading manager of institutional funds of hedge funds with 150 investment professionals managing $46.1 billion of assets under management as of December 31, 2012. BAAM’s overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. Although certain underlying managers that BAAM invests with may utilize leverage in connection with the investments those managers make in their respective underlying hedge funds, BAAM generally does not utilize long-term leverage for the investments it makes in the underlying hedge funds. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Credit

Our credit platform, GSO, with $56.4 billion of assets under management as of December 31, 2012 and 110 investment professionals, is a leading participant in the leveraged finance markets. The funds we manage or sub-advise include senior credit-focused funds, distressed debt funds, mezzanine funds and general credit-focused funds concentrated in the leveraged finance marketplace. GSO also manages separately managed accounts and registered investment companies including business development companies. These vehicles have investment portfolios comprised of loans and securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with the investments the credit-focused funds, separately managed accounts or registered investment companies make. GSO manages 52 separate CLOs as of December 31, 2012 focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

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

Financial Advisory

Our Financial Advisory segment comprises our financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with 250 professionals around the world.

Financial and Strategic Advisory Services (“Blackstone Advisory Partners L.P.”). Our financial and strategic advisory business, “Blackstone Advisory Partners L.P.,” has been an independent provider of creative solutions to institutional clients around the globe on complex strategic initiatives for over 25 years. We focus on a wide range of transaction execution capabilities with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Recent clients include Bank of America, Brightpoint, Chinalco, Deutsche Annington, Equifax, GDF Suez, Irish Bank Resolution Corporation, Los Angeles Dodgers, Nestle, Noble Group, NYSE Euronext and Sealed Air. We have recently modified the license of Blackstone Advisory Partners L.P. to permit us to provide capital markets services which include underwriting securities offerings. The success of Blackstone Advisory Partners L.P. has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 22 senior managing directors in Blackstone Advisory Partners L.P. have an average of over 20 years of experience each in providing corporate finance and mergers and acquisitions advice.

Restructuring and Reorganization Advisory Services. Our restructuring and reorganization advisory group is one of the leading advisers in both out-of-court restructurings and in-court bankruptcies. Our restructuring and reorganization team advises companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This group is particularly active in large, complex and high-profile bankruptcies and restructurings. Recent clients include Deutsche Annington, Houghton Mifflin Harcourt, Kerzner, Klockner Pentaplast, Lee Enterprises, Los Angeles Dodgers, Mohegan Tribal Gaming Authority, Private Creditor-Investor Committee for Greece, TerreStar, Viridian and Washington Mutual. Senior-level attention, out-of-court focus, global emphasis and the ability to facilitate prompt, creative resolutions are critical ingredients in our restructuring and reorganization advisory approach. We have one of the most seasoned and experienced restructuring teams in the financial services industry, working on a significant share of the major restructuring assignments in this area. Our five senior managing directors have an average of 20 years of experience each in restructuring assignments and employ the skills we feel are crucial to successful restructuring outcomes.

Fund Placement Services/Park Hill Group. Park Hill Group provides fund placement services for private equity funds, real estate funds, venture capital funds and hedge funds. Park Hill Group primarily provides placement services to unrelated third-party sponsored funds. It also assists in raising capital for our own investment funds and provides insights into new alternative asset products and trends. Park Hill Group and our investment funds mutually benefit from the other’s relationships with both limited partners and other fund sponsors.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2012, 2011 and 2010 is set forth in Note 20. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading Brazilian alternative asset manager and advisory firm that was founded in 1988. As of December 31, 2012, Pátria’s alternative asset management businesses managed $5.9 billion in assets and include the management of private equity funds ($2.4 billion), real estate funds ($989.7 million), infrastructure funds ($2.1 billion) and hedge funds ($325.6 million). Pátria has approximately 180 employees and is led by a group of four managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

Pátria is currently investing its fourth private equity fund, which has $1.3 billion of commitments. Pátria’s private equity business primarily targets high-growth industries in Brazil and has successfully built leading companies through its operational focus and platform building approach. Pátria has raised two real estate funds and is currently making the final investments for the second fund. These real estate funds have focused primarily on Brazilian real estate development, particularly build-to-suit, sale leaseback and buy-lease transactions. Pátria is also currently pursuing more opportunistic real estate investments within Brazil. Pátria has raised two infrastructure funds, the first of which concentrated on renewable energy generation, including early stage projects in Brazil. The second infrastructure fund is a joint venture with Promon Engenharia, a leading engineering consultancy firm within Brazil, with more than $1.1 billion of commitments to invest in a broad mandate for infrastructure primarily in Brazil. The firm’s capital management group manages a variety of liquid funds with strategies focused on currency, sovereign debt, credit, interest rates and equities in Brazil. Pátria’s investors are diversified and include Brazilian and international institutional and high-net worth investors.

Pátria’s advisory business focuses on mergers and acquisitions, joint ventures, and strategic partnerships, corporate finance and restructuring for Brazilian and multinational companies. In March 2012, Pátria acquired a 50% stake in Capitale, one of the leading independent power trading companies in Brazil.

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

Hedge Fund Solutions

Before deciding to invest in a new hedge fund, our Hedge Fund Solutions team conducts extensive due diligence, including an on-site “front office” review of the underlying manager’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the underlying manager’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the fund investment structures and legal documents. Once initial due diligence procedures are completed and the investment and other professionals are satisfied with the results of the review, the team will present the potential investment to the Hedge Fund Solutions’ Investment Committee. The Investment Committee is comprised of the senior managing directors on the investment team and other senior investment personnel. This committee typically meets three times a month to review, and potentially approve, investment and redemption suggestions. The Hedge Fund Solutions’ Executive Committee, chaired by Blackstone Vice Chairman and BAAM Chief Executive Officer, J. Tomilson Hill, reviews and approves all investment allocations where there is limited capacity or there are other unusual circumstances. Existing hedge fund investments are reviewed and monitored on a regular and continuous basis, and Mr. Hill and other senior members of our Hedge Fund Solutions team meet bi-weekly with Mr. Schwarzman and Mr. James to review the group’s business and affairs.

Credit

Each of our credit-focused funds has an investment committee similar to that described under “—Private Equity Funds.” The investment committees for the credit-focused funds, each of which includes Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Mr. Goodman, Mr. Smith III and Mr. Ostrover, meet regularly with Mr. Schwarzman and Mr. James to discuss investment and risk management activities and market conditions.

The investment decisions for each of our CLOs and registered investment companies are made by a separate investment committee, which is comprised of the group’s senior managing directors and managing directors. With limited exceptions where the portfolio managers are looking to capitalize on market opportunities, the investment committee approves all assets prior to the initial investment by any investment vehicle in such asset. The investment team is staffed by professionals within research, portfolio management, trading, and capital formation to ensure active management of the portfolios and to afford focus on all aspects of our CLOs and registered investment companies. Investment decisions follow a consensus-based approach and require unanimous approval of the investment committee. Industry-focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation. Investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Structure and Operation of Our Investment Funds

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our private equity and real estate funds are commitment structured funds, except for two of our real estate debt funds which are structured like hedge funds where all of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our credit-focused funds are generally commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Six of our credit-focused vehicles that we manage or sub-advise are registered investment companies (including business development companies). The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds, separately managed accounts and other vehicles are generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of

1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Blackstone entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment funds and certain rights of termination with respect to our investment advisory agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the United States Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.

In some cases, one or more of our investment advisers advises or sub-advises funds registered under the 1940 Act. For example, GSO serves as an investment adviser to three publicly-traded closed-end investment companies and as sub-adviser to three business development companies under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all operational and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds and certain credit-focused funds, third-party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Mr. Schwarzman and Mr. James in the case of our private equity funds), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it.

Incentive Arrangements / Fee Structure

Management Fees

The investment adviser of each of our carry funds generally receives an annual management fee based upon a percentage of the fund’s capital commitments and/or invested capital during the investment period and the fund’s invested capital after the investment period, except that the investment advisers to certain of our credit-focused carry funds receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. The investment adviser of each of our credit-focused funds that are structured like hedge funds, or of our funds of hedge funds and separately managed accounts that invest in hedge funds, generally receives an annual management fee that is based upon a percentage of the fund’s or account’s net asset value. The investment adviser of each of our CLOs and CDOs typically receives annual management fees based upon a percentage of each fund’s total assets or invested capital, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria). The investment adviser of our credit-focused separately managed accounts typically receives annual management fees typically based upon a percentage of each account’s net asset value or invested capital. The investment adviser of each of our credit-focused registered investment companies typically receives annual management fees based upon a percentage of each company’s net asset value or total managed assets. For additional information regarding the management fee rates we receive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition—Management and Advisory Fees”.

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

Incentive Fees

The general partners or similar entities of each of our hedge fund structures generally receive performance-based allocation fees (“incentive fees”) of 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “high water mark”). In some cases, the investment adviser of each of our funds of hedge funds and separately managed accounts that invest in hedge funds is entitled to an incentive fee generally ranging from zero to 15% of the applicable fund’s net appreciation per annum, subject to a high water mark and in some cases a preferred return. In addition, for the business development companies we sub-advise, we receive incentive fees of 10% of the vehicle’s net appreciation per annum, subject to a preferred return. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

Carried Interest

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

The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-focused, real estate debt and multi-asset class investment funds are entitled to a carried interest that ranges from 10% to 15% depending on the specific fund. Net realized income or loss is not netted between or among funds.

For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund or earlier with respect to our real estate and certain multi-asset class investment funds, as a result of diminished performance of later investments in a carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-focused and real estate debt carry funds and certain multi-asset class investment funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans.

Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2012, if the various carry funds were liquidated at their current carrying value.

For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors—We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Advisory Fees

Many of our investment advisers, especially private equity and real estate advisers, receive customary fees (for example, acquisition fees or origination fees) upon consummation of many of the funds’ transactions, receive monitoring fees from many of the funds’ portfolio companies for continued advice from the investment adviser, and may from time to time receive disposition and other fees in connection with their activities. The acquisition fees that they receive are generally calculated as a percentage (that generally can range up to 1%) of the total enterprise value of the acquired entity. Most of our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such transaction fees and certain other fees that they receive.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the limited partner commitments of any particular fund. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Sources of Cash and Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. In many cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time offer to our senior managing directors and employees a part of the funded or unfunded general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.

Investors in many of our funds also receive the opportunity to make additional “co-investments” with the investment funds. Our personnel, as well as Blackstone itself, also have the opportunity to make co-investments, which we refer to as “side-by-side investments,” with many of our carry funds. Co-investments and side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund. Co-investments refer to investments arranged by us that are made by our limited partner investors (and other investors in some instances) in a portfolio company or other assets alongside an investment fund. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments. Side-by-side investments are similar to co-investments but are made by directors, officers, senior managing directors, employees and certain affiliates of Blackstone. These investments are generally made pursuant to a binding election, subject to certain limitations, made once a year for the estimated activity during the ensuing 12 months under which those persons are permitted to make investments alongside a particular carry fund in all transactions of that fund for that year. Side-by-side investments are funded in cash and are not generally subject to management fees or carried interest.

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

Asset Management. We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we face competition primarily from sponsors managing other private equity funds, specialized investment funds, hedge funds and other pools of capital, other financial institutions including sovereign wealth funds, corporate buyers and other parties. Several of these competitors have significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Competitors may also be subject to different regulatory regimes or rules that may provide them more flexibility or better access to pursue transactions or raise capital for their investment funds. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment or be perceived by sellers as otherwise being more desirable bidders, which may provide them with a competitive advantage in bidding for an investment. Lastly, any increase in the allocation of amounts of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.

Financial Advisory. Our competitors are other advisory, investment banking and financial firms. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. Our competitors also have the ability to support investment banking, including financial and strategic advisory services, with commercial banking, insurance and other financial services and products in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In the current market environment, we are also seeing increased competition from independent boutique advisory firms focused primarily on mergers and acquisitions and other strategic advisory and/or restructuring services. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

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

Employees

As of December 31, 2012, we employed approximately 1,780 people, including our 121 senior managing directors and approximately 750 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our financial and strategic advisory business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Park Hill Group LLC is registered as a broker-dealer with the SEC, is a member of FINRA and is registered as a broker-dealer in numerous states. Park Hill Group Real Estate Group LLC is also registered as a broker-dealer with the SEC, is a member of FINRA and is registered as a broker-dealer in numerous states. Our broker-dealer entities are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entities. State securities regulators also have regulatory or oversight authority over our broker-dealer entities.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, public and private securities offerings, use and safekeeping of customers’ funds and securities, capital structure, record keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

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

Blackstone/GSO Debt Funds Management Europe Limited is authorized by the Central Bank of Ireland and is authorized to act as a manager of Irish non-UCITS Collective Investment Schemes. Certain Blackstone operating entities are licensed and subject to regulation by financial regulatory authorities in Japan, Hong Kong, Australia and Singapore.

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

Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in compliance with the U.S. Sarbanes-Oxley Act of 2002. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Our enterprise risk management function further analyzes our business, investment, and other key risks, reinforcing their importance in our environment. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer, in coordination with the Chief Legal Officer, supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

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

We file annual, quarterly and current reports and other information with the SEC. These filings are available to the public over the internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, which had a significant material adverse effect on our investment businesses, particularly our private equity and real estate businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth, and lending. The lack of credit in 2008 and 2009 materially hindered the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impacted our operating results in those periods. While the adverse effects of that period have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. Although world equity and debt markets rose in 2012, volatility remained elevated. Investor risk tolerance continued to shift up and down throughout 2012, dominated in the first half by concerns regarding the stability of the European Monetary Union, and in the second half by the U.S. presidential elections and the contentious fiscal cliff negotiations. There continue to be lingering signs of economic weakness, such as relatively high levels of unemployment in major markets such as the U.S. and Europe, and financial institutions have not yet provided debt financing in amounts and on the terms commensurate with what they provided prior to 2008, particularly in Europe.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-focused funds. We are unable to predict whether and to what extent economic and market conditions will improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

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

With respect to most of our funds of hedge funds and credit-focused and real estate debt funds structured like hedge funds, our incentive income is paid annually or semi-annually, and the varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular return threshold. Certain of these funds also have “high water marks” whereby we do not earn incentive income during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If one of these funds experiences losses, we will not be able to earn incentive income from the fund until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of the fund, which could lead to significant volatility in our results.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, (d) fund capital expenditures, (e) service interest payments on our debt and repay debt, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our IPO, our $600 million debt offering in August 2009, our $400 million debt offering in September 2010 and our $650 million debt offering in August 2012, our principal sources of cash are: (a) Fee Related Earnings, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1.1 billion revolving credit facility with a final maturity date of July 13, 2017. Our long-term debt totaled $1.6 billion in borrowings from the 2009, 2010 and 2012 bond issuances and we had no borrowings outstanding against our $1.1 billion revolving credit facility as of December 31, 2012. At the end of 2012, we had $709.5 million in cash, $1.4 million invested in our Treasury cash management strategies, $135.3 million invested in liquid Blackstone funds, $2.0 billion invested in illiquid Blackstone funds and $146.4 million invested in other investments.

If the global economy and conditions in the financing markets fail to improve or if they worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and make distributions to our unitholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds, or to make quarterly distributions to our unitholders. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

We depend on our founder and other key senior managing directors and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, skill, reputations and business contacts of our founder, Stephen A. Schwarzman, and other key senior managing directors, the information and deal flow they generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone.

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

We rely heavily on our financial, accounting, communications and other data processing systems. Our systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise. In addition, our systems are from time to time subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. If our systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage.

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

Our business is subject to extensive regulation, including periodic examinations, by governmental and self regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients.

In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. See “—Risks Related to Our Organizational Structure—If The Blackstone Group L.P. were deemed an “investment company”

under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business”. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

The recently enacted Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”) expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. TRW Automotive Holdings Corp. and Travelport Limited, which may be considered our affiliates, have publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Regulatory changes in the United States could adversely affect our business.

As a result of the financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to conduct our business:

•

The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The regulation details a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and is expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In connection with the work of the FSOC, on October 31, 2011, the SEC and the Commodity Futures Trading Commission issued a joint final rule on systemic risk reporting designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This final rule requires large private equity fund advisers, such as Blackstone, to submit reports focusing primarily on the extent of leverage incurred by their funds’ portfolio companies, the use of bridge financing and their funds’ investments in financial institutions.

•

The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012, kicking off a two-year conformance period. By the expiration of the conformance period on July 21, 2014 (and absent an extension that may be granted by the Federal Reserve or an applicable exemption for so-called “permitted activities”), banking entities must have wound down, sold or otherwise conformed their activities, investments and relationships to the requirements of the Volcker Rule. The Federal Reserve may, upon a request by a banking entity, grant up to three separate one-year extensions to the conformance period. In addition, the Dodd-Frank Act includes a special provision to address the difficulty banking entities may experience in conforming investments in a private equity fund that qualifies as an “illiquid fund,” or a fund that as of May 1, 2010 was principally invested in, or was contractually committed to principally invest in, illiquid assets and makes all investments pursuant to, and consistent with, an investment strategy to principally invest in illiquid assets. For such a fund, a banking entity may seek approval for an additional extension of up to five years. While there is substantial uncertainty regarding the availability of extensions and transition period relief, as well as general practical implications under the Volcker Rule, there are likely to be adverse implications on our ability to raise funds from banking organizations as a result of this prohibition.

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

•

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

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

In December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Compliance with the Basel III standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit. See “—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income.” In the United States, regulations have been proposed by the federal banking agencies, but they remain pending.

It is impossible to determine the full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-

U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

The European Union (“EU”) Commission has adopted proposals to amend the revised Capital Requirements Directive (“CRD IV”), amending the current controls on remuneration of key employees and risk takers within specific credit institutions and investment firms. Potential amendments include the imposition of a cap on the ratio of fixed and variable elements of remuneration. The expected implementation date in the United Kingdom is anticipated to be during the later months of 2013 and the expectation is that compensation structures for Blackstone personnel would not be affected until 2014. Of our two entities operating in the United Kingdom, The Blackstone Group International Partners LLP, will not be subject to these requirements. GSO Capital Partners International LLP will be subject to the requirements of CRD IV, however due to the nature and size of its activities, we do not anticipate that the quantitative provisions of CRD IV will have a material impact on existing remuneration structures.

In November 2010, the European Parliament voted to approve the EU Directive on Alternative Investment Fund Managers, which establishes a new EU regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The EU Directive generally applies to managers with a registered office in the EU (or managing an EU-based fund vehicle), but also impacts non EU-based managers, such as our affiliates, that market securities of alternative investment funds in the EU. In general, the EU Directive will have a staged implementation over a period of years beginning in July 2013 for EU-based managers (or EU-based funds) and no later than 2018 for non-EU based managers marketing non-EU-based funds into the EU. Even as early as 2013, we will need to comply with certain provisions of the EU Directive in order to market our investment funds into Europe, including compliance with disclosure and transparency guidelines and asset-stripping restrictions (which prohibit distributions to shareholders for 24 months following closing of an acquisition). Blackstone’s compliance with the EU Directive, which can be no later than 2018, will subject it to a number of additional requirements, including rules relating to the remuneration of certain personnel (principally adopting the provisions of CRD III referred to above), certain capital requirements for alternative investment fund managers, leverage oversight for each investment fund, liquidity management, and retention of depositaries for each investment fund. Compliance with the requirements of the EU Directive will impose additional compliance burdens and expense for us and could reduce our operating flexibility and fund-raising opportunities.

In Denmark and Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. In Denmark, annual net financing expenses in excess of a threshold amount (Danish krone 21.3 million on a consolidated basis, equal to approximately €2.9 million) will be limited on the basis of earnings before interest and taxes and/or asset tax values. Further, effective for fiscal years starting July 1, 2012 or later, the rules regarding the use of loss carry forward have been amended. Accordingly loss carry forward for each year can only reduce Danish corporate taxable income in excess of Danish krone 7.5 million (equal to approximately

€1 million) by 60% on a consolidated basis. Losses in excess of the 60% threshold may be carried forward to subsequent years, albeit with similar restrictions. According to the German interest stripping rules, interest expenses exceeding the interest income of the same fiscal year may be deducted only up to 30% of the (adjusted) taxable earnings before interest, taxes, depreciation and amortization of the relevant German business (Betrieb) (subject to specific certain exemptions), while any additional non-deductible interest may, if at all, only be claimed in subsequent years. These measures will most likely adversely affect portfolio companies in those countries in which our funds have investments and limit the benefits of additional investments in those countries.

In December 2011, China’s National Development and Reform Commission issued a new circular regulating the activities of private equity funds established in China. The circular includes new rules relating to the establishment, fund-raising and investment scope of such funds; risk control mechanisms; basic responsibilities and duties of fund managers; information disclosure systems; and record filing. Since our RMB fund was established in China, it is subject to these rules, and compliance with the requirements may impose additional expense, affect the manner in which we conduct our business and adversely affect our profitability.

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

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum, in September 2010, we issued $400 million of ten-year senior notes at a rate of 5.875% per annum and in August 2012, we issued $400 million of ten-year senior notes at a rate of 4.75% per annum and $250 million of thirty-year senior notes at a rate of 6.25% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of July 13, 2017. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject the companies, funds and us to the risk of third-party litigation arising from investor dissatisfaction with the performance of those investment funds, the activities of our portfolio companies and a variety of other litigation claims. For example, we are currently involved in a suit relating to our initial public offering, as well as a suit that alleges that we, along with other private equity firms and investment banks, have violated antitrust laws. From time to time we, our funds and our portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see “—Legal Proceedings” below for a discussion of certain proceedings to which we are currently a party.

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

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm performance.

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

In addition, we will also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

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

Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue. A significant number of fund sponsors have recently decreased the amount of fees they charged investors for managing existing or successor funds as a direct result of poor fund performance.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 and 2009, many third party investors that invest in alternative assets and have historically invested in our investment funds experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real estate, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of realizations during that period from their existing private equity and real estate portfolios, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limited their ability to make new commitments to third party managed investment funds such as those managed by us. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline. An investment in a limited partner interest in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been exacerbated by the recent economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Although economic conditions have improved and many investors have increased the amount of commitments they are making to alternative investment funds, there is no assurance that this will continue. Moreover, as some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.

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

There are often no readily ascertainable market prices for illiquid investments in our private equity, real estate and certain of our credit-focused funds. We determine the value of the investments of each of our private equity, real estate and credit-focused funds at least quarterly based on the fair value of such investments. The fair value of investments of a private equity, real estate or credit-focused fund is generally determined using several methodologies described in the investment funds’ valuation policies.

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of such investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. In determining fair values of real estate investments, we also consider projected operating cash flows, sales of comparable assets, if any, replacement costs and capitalization rates (“cap rates”) analyses. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

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

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

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

Many of the hedge funds in which our funds of hedge funds invest and our credit-focused funds, CLOs and CDOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

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

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

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

If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds and multi-asset class investment funds), as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-focused and real estate debt carry funds and certain multi-asset class investment funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

We currently manage a significant portion of investor assets through separately managed accounts whereby we earn management and incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage, or the adviser in respect of the registered business development company we sub-advise, could terminate our advisory engagement of those companies, on as little as 30 days’ prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.

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

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, the relative amounts of capital available for investment in each fund, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the respective funds and other considerations deemed relevant by us. Also, our decision to pursue a fund investment opportunity could preclude our ability to obtain a related advisory assignment, and vice versa. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and that conflict would have to be carefully managed by us. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we failed to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

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

Certain of our investment funds, especially our credit-focused funds, may invest in business enterprises involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation.

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

Investments by our funds of hedge funds in other hedge funds, as well as investments by our credit-focused and real estate debt hedge funds, are subject to numerous additional risks, including the following:

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

The fees earned by Park Hill Group, our fund placement business, are generally recognized by us for accounting purposes upon the successful subscription by an investor in a client’s fund and/or the closing of that fund. However, those fees are typically actually paid by a Park Hill Group client over a period of time (for example, two to three years) following such successful subscription by an investor in a client’s fund and/or the closing of that fund with interest. There is a risk that during that period of time, Park Hill Group may not be able to collect on all or a portion of the fees Park Hill is due for the placement services it has already provided to such client. For instance, a Park Hill client’s fund may be liquidated prior to the time that all or a portion of the fees due to Park Hill for its placement services are due to be paid. Moreover, to the extent fewer assets are raised for funds or interest by investors in alternative asset funds declines, the fees earned by Park Hill Group would be adversely affected.

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

Underwriting activities expose us to risks.

We have recently modified the license of Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our financial advisory business, to permit us to act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2012, Blackstone Partners L.L.C., an entity wholly owned by our personnel and others who are limited partners, had 55.3% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

We are a limited partnership and fall within exceptions from certain corporate governance and other requirements of the rules of the New York Stock Exchange. Pursuant to these exceptions, limited partnerships may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including the requirements (a) that a majority of the board of directors of our general partner consist of independent directors, (b) that we have a nominating/corporate governance committee that is composed entirely of independent directors (c) that we have a compensation committee that is composed entirely of independent directors, and (d) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. In addition, we are not required to hold annual meetings of our common unitholders. We will continue to avail ourselves of these exceptions. Accordingly, common unitholders generally do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

We intend to pay regular distributions to our common unitholders, but our ability to do so may be limited by cash flow from operations and available liquidity, our holding partnership structure, applicable provisions of Delaware law and contractual restrictions.

Our current intention is to distribute to common unitholders each quarter substantially all of our Net Cash Available for Distribution to Common Unitholders, subject to a base quarterly distribution of $0.12 per unit. Net Cash Available for Distribution to Common Unitholders is The Blackstone Group L.P.’s share of Distributable Earnings, less realized investment gains and returns of capital from investments and acquisitions, in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in our business and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to our unitholders for any ensuing quarter.

In circumstances in which the Net Cash Available for Distribution to Common Unitholders for a quarter falls short of the amount necessary to support the base distribution of $0.12 per unit, Blackstone intends to correspondingly reduce subsequent quarterly distributions below the amounts supported by the Net Cash Available for Distribution to Common Unitholders by the amount of the shortfall, but not below $0.12 per unit.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner, and our general partner may change our distribution policy at any time, including, without limitation, to reduce the quarterly distribution payable to common unitholders to less than $0.12 per unit or even to eliminate such distributions entirely.

The Blackstone Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly-owned subsidiaries. The Blackstone Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly-owned subsidiaries, to fund any distributions The Blackstone Group L.P. may declare on the common units.

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

The amortization of finite-lived intangible assets and non-cash equity-based compensation results in substantial expenses that may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

As part of the reorganization related to our IPO we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2012, we have $598.5 million of finite-lived intangible assets (in addition to $1.7 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the IPO and other business transactions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from four to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 8.6 years as of December 31, 2012. In addition, as part of the reorganization at the time of our IPO, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 453,884,100 voting common units outstanding as of February 22, 2013. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings owned an aggregate of 554,033,956 Blackstone Holdings Partnership Units outstanding as of February 22, 2013. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these common units under the Securities Act and we have filed registration statements that cover the delivery of common units issued upon exchange of Blackstone Holdings partnership units. See “Part III. Item 13. Certain Relationships, Related Transactions and Director Independence—Transactions with Related Persons—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

In addition, in June 2007, we entered into an agreement with Beijing Wonderful Investments, an investment vehicle established and controlled by The People’s Republic of China, pursuant to which we sold to it 101,334,234 non-voting common units for $3.00 billion at a purchase price per common unit of $29.605. Beijing

Wonderful Investments is able to sell these common units subject, with respect to a portion of the units, to certain transfer restrictions. We have agreed to provide Beijing Wonderful Investments with registration rights to effect certain sales.

As of February 22, 2013, we had granted 30,183,514 outstanding deferred restricted common units and 19,724,106 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 160,797,571 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 22, 2013. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

Certain U.S. holders of common units are subject to additional tax on “net investment income.”

U.S. holders that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in the Partnership will be included in a U.S. holder’s “net investment income” subject to this Medicare tax.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2012, we lease our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Dubai, Dublin, Düsseldorf, Frankfurt, Hong Kong, Houston, Istanbul, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco, Santa Monica, Seoul, Shanghai, Singapore, Sydney and Tokyo. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

In June 2011, three related suits (Walker, Truesdell, Roth & Assocs. v. The Blackstone Group L.P., et al.) were filed against Blackstone, various Blackstone entities including some of its private equity and real estate funds, and specified Blackstone personnel relating to the sale of Extended Stay Hotels in June 2007 by certain entities in which such Blackstone funds owned significant equity interests (the “2007 Sale”). Other defendants in such suits include the buyer of Extended Stay, financial advisers to both the sellers and the buyer and specified lenders for the purchase of Extended Stay. Extended Stay subsequently filed for bankruptcy in 2009, at which time it was still owned by the buyer pursuant to the 2007 Sale. The suits, which are in the U.S. Bankruptcy Court for the Southern District of New York, were brought by a litigation trust for the benefit of creditors of Extended Stay and allege that Extended Stay was rendered insolvent by the 2007 Sale. One suit includes asserted claims of fraudulent conveyance and seeks to recover $2.1 billion allegedly transferred to the sellers in the 2007 Sale. The other two suits contain the same allegations as the first suit, assert claims for breach of fiduciary duty, unjust enrichment, illegal distributions and other claims, and seek $2.1 billion in compensatory damages and $6.3 billion in punitive damages.

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

The number of holders of record of our common units as of February 22, 2013 was 64. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.

The following table sets forth the high and low intra-day sales prices per unit of our common units, for the periods indicated, as reported by the NYSE:

	Sales Price
	2012		2011
	High	Low	High	Low
First Quarter	$17.25	$14.10	$18.95	$14.23
Second Quarter	$16.06	$11.13	$19.63	$15.95
Third Quarter	$15.62	$12.50	$17.78	$11.50
Fourth Quarter	$15.84	$13.31	$15.74	$10.51

Cash Distribution Policy

With respect to fiscal year 2012, we have paid to common unitholders distributions of $0.10 per common unit in respect of each of the first three quarters and an additional distribution of $0.42 per common unit in respect of the fourth quarter (aggregating $0.72 per common unit for fiscal year 2012). We have also paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships distributions of $0.10 per Blackstone Holdings partnership unit in respect of each of the first three quarters and a distribution of $0.58 per Blackstone Holdings partnership unit in respect of the fourth quarter (aggregating $0.88 per Blackstone Holdings partnership unit for fiscal year 2012).

With respect to fiscal year 2011, we paid distributions of $0.10 per common unit in respect of each of the first three quarters and $0.22 per common unit in respect of the fourth quarter (aggregating $0.52 per common unit for fiscal year 2011). With respect to fiscal year 2011, we paid distributions of $0.10 per unit in respect of each of the first three quarters and an additional distribution of $0.28 per Blackstone Holdings partnership unit in respect of the fourth quarter (aggregating $0.58 per Blackstone Holdings partnership unit for fiscal year 2011).

Distributable Earnings, which is derived from Blackstone’s segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Including the Payable Under Tax Receivable Agreement.

Our current intention is to distribute to common unitholders each quarter substantially all of our Net Cash Available for Distribution to Common Unitholders, subject to a base quarterly distribution of $0.12 per unit. Net Cash Available for Distribution to Common Unitholders is The Blackstone Group L.P.’s share of Distributable Earnings, less realized investment gains and returns of capital from investments and acquisitions, in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter.

In circumstances in which the Net Cash Available for Distribution to Common Unitholders for a quarter falls short of the amount necessary to support the base distribution of $0.12 per unit, Blackstone intends to correspondingly reduce subsequent quarterly distributions below the amounts supported by the Net Cash Available for Distribution to Common Unitholders by the amount of the shortfall, but not below $0.12 per unit.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time, including, without limitation, to reduce the quarterly distribution payable to our common unitholders to less than $0.12 per unit or even to eliminate such distributions entirely.

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

Unit Repurchases in the Fourth Quarter of 2012

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2012, no units were repurchased. See “—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14. Net Loss Per Common Unit” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Holdings units.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of financial condition and income data as of and for the five years ended December 31, 2012 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2012 and 2011 and the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2010, 2009 and 2008 and the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,030,693	$1,811,750	$1,584,748	$1,482,226	$1,476,357
Performance Fees	1,593,052	1,182,660	937,834	221,090	(1,247,320)
Investment Income (Loss)	350,194	213,323	561,161	40,604	(622,877)
Interest and Dividend Revenue and Other	45,502	44,843	35,599	29,779	44,479

Total Revenues	4,019,441	3,252,576	3,119,342	1,773,699	(349,361)

Expenses
Compensation and Benefits	2,605,244	2,738,425	3,610,189	3,777,606	3,859,787
General, Administrative and Other	548,738	566,313	466,358	443,573	440,776
Interest Expense	72,870	57,824	41,229	13,384	23,008
Fund Expenses	33,829	25,507	26,214	7,296	63,031

Total Expenses	3,260,681	3,388,069	4,143,990	4,241,859	4,386,602

Other Income (Loss)
Reversal of Tax Receivable Agreement Liability	—	197,816	—	—	—
Net Gains (Losses) from Fund Investment Activities	256,145	14,935	501,994	176,694	(872,336)

Total Other Income (Loss)	256,145	212,751	501,994	176,694	(872,336)

Income (Loss) Before Provision (Benefit) for Taxes	1,014,905	77,258	(522,654)	(2,291,466)	(5,608,299)
Provision (Benefit) for Taxes	185,023	345,711	84,669	99,230	(14,145)

Net Income (Loss)	829,882	(268,453)	(607,323)	(2,390,696)	(5,594,154)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	103,598	(24,869)	87,651	131,097	(632,495)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	99,959	7,953	343,498	(14,328)	(159,828)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	407,727	(83,234)	(668,444)	(1,792,174)	(3,638,799)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$218,598	$(168,303)	$(370,028)	$(715,291)	$(1,163,032)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net Income (Loss) Per Common Unit, Basic and Diluted
Common Units	$0.41	$(0.35)	$(1.02)

Common Units Entitled to Priority Distributions				$(2.46)	$(4.32)

Common Units Not Entitled to Priority Distributions				$(3.71)	$(3.06)

Distributions Declared (a)	$0.52	$0.62	$0.60	$0.90	$1.20

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal year 2012, we declared a final fourth quarter distribution per common unit of $0.42 which was paid in February 2013.

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$28,931,552	$21,909,129	$18,844,605	$9,409,024	$9,489,057
Senior Notes	$1,670,853	$1,051,705	$1,010,911	$588,624	$—
Total Liabilities (a)	$17,716,605	$12,656,843	$10,591,248	$2,865,491	$3,370,612
Redeemable Non-Controlling Interests in Consolidated Entities	$1,556,185	$1,091,833	$659,390	$526,311	$362,462
Partners’ Capital	$9,658,762	$8,160,453	$7,593,967	$6,017,222	$5,755,983

(a)	The increase in total assets and total liabilities from December 31, 2009 to December 31, 2010 is principally due to the acquisition, in our Credit segment, of certain management agreements of certain CLO vehicles which, under GAAP accounting guidance, are required to be consolidated. The increase in total assets and total liabilities from December 31, 2011 to December 31, 2012 is principally due to the acquisition of Harbourmaster, a leading European leveraged loan manager and adviser and the resultant GAAP required consolidation of certain managed CLO vehicles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Real Estate. We have become a world leader in real estate investing since launching our first real estate fund in 1994. We have managed or continue to manage seven global opportunistic real estate funds, three European focused opportunistic real estate funds, a number of real estate debt investment funds, CDOs, REITs and an acquired Asian real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. In December 2012, we completed the acquisition of Capital Trust’s investment management business with an expertise in debt origination and special servicing.

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”). BAAM was organized in 1990 and has developed into a leading institutional solutions provider utilizing hedge funds across a wide variety of strategies. BAAM is the world’s largest discretionary allocator to hedge funds.

•

Credit. Our Credit segment is comprised principally of GSO Capital Partners LP (“GSO”). GSO is a world leader in credit-focused products and manages a variety of credit-focused products including senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds and collateralized loan obligation (“CLO”) vehicles. Prior to September 30, 2012, this segment had been called Credit Businesses.

•

Financial Advisory. Our Financial Advisory segment serves a diverse and global group of clients with financial and strategic advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial and strategic advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a carried interest) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved. The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Our funds initially record fund investments at cost and then such investments are subsequently recorded at fair value. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

World equity and debt markets rose in 2012, although volatility remained elevated. Investor risk tolerance continued to shift up and down throughout the year, dominated in the first half by concerns regarding the stability of the European Monetary Union, and in the second half by the U.S. presidential elections and the contentious fiscal cliff negotiations. The global MSCI index rose 13% in 2012, with relatively consistent gains across regions.

In the U.S., the S&P 500 index rose 13% as well. The economic recovery slowly advanced, helped by improving housing prices and gains in employment, although the unemployment rate remains elevated, and as a result, the Federal Reserve has remained committed to accommodative policy, tying interest rates to specific levels of employment and inflation.

Credit indices rose sharply in 2012, with the High Yield Index up 15% and the Leveraged Loan index rising 9%. Benchmark rates remain at/near historic lows and high yield spreads narrowed nearly 200 basis points. Debt capital markets were very strong and issuance rose to record levels in both the investment grade and leveraged finance markets. Equity capital markets saw increased issuance levels in 2012, although were more sensitive to broader global macroeconomic conditions.

In commercial real estate, performance metrics remain healthy across all of our real estate investment types. In the office and industrial sectors, limited supply and a decrease in vacancies has resulted in gradual increases in rental rates. In the retail sector, mall retailers have experienced sustained growth in same-store sales. Home prices have increased 5.8% nationally in 2012. In addition, hospitality metrics remain positive, with U.S. industry RevPAR (“Revenue per Available Room”) up 6.8% for 2012.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transactions

On January 5, 2012, GSO completed the acquisition of Harbourmaster, a leading European leveraged loan manager and adviser.

In August 2012, Blackstone issued $400 million of 4.75% senior notes due 2023 and $250 million of 6.25% senior notes due 2042.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business—Incentive Arrangements / Fee Structure” and “—Critical Accounting Policies, Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees—Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets, and advisory fees.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital or, in some cases, a fixed fee. Base management fees are based on contractual terms specified in the underlying investment advisory agreements.

Transaction and other fees (including monitoring fees) are fees charged directly to managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

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

Performance Fees—Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

In certain fund structures, specifically in private equity, real estate and certain credit-focused funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

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

Other Revenue—Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Compensation and Benefits—Compensation—Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds and side-by-side entities held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P. Non-controlling interests related to funds of hedge funds and certain other credit-focused funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-focused funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Non-Controlling Interests in Blackstone Holdings

Non-Controlling Interests in Blackstone Holdings represent the component of Partners’ Capital in the consolidated Blackstone Holdings Partnerships held by Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to Non-Controlling Interests in Blackstone Holdings. This residual attribution is based on the year to date average percentage of Holdings Partnership units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated Statements of Operations.

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

If we were taxed as a corporation or were forced to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%, and the state and local tax rates, net of the federal benefit, aggregate approximately 5%. If a variation of the above described legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or force us to hold interests in entities earning income from Carried Interest through taxable subsidiary corporations, this could materially increase our tax liability, and could well result in a reduction in the market price of our common units.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from our segment reported results, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “—Liquidity and Capital Resources—Liquidity and Capital Resources” below for our discussion of Fee Related Earnings.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds, REITs and our side-by-side and co-investment entities managed by us, plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)	the net asset value of our funds of hedge funds, hedge funds, and certain registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of capital raised for our CLOs and the amount of debt and equity outstanding for our CDOs, and

(e)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and / or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and carry funds including certain real estate debt investment funds in our Real Estate segment, the amount of capital commitments, remaining invested capital or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, and certain registered investment companies,

(e)	the fair value of assets we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs,

(g)	the aggregate par amount of collateral assets, including cash, of our CLOs and CDOs, and

(h)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2012. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,030,693	$1,811,750	$1,584,748	$218,943	12%	$227,002	14%

Performance Fees
Realized
Carried Interest	327,422	138,907	244,963	188,515	136%	(106,056)	-43%
Incentive Fees	301,801	90,099	121,758	211,702	N/M	(31,659)	-26%
Unrealized
Carried Interest	994,190	971,518	457,002	22,672	2%	514,516	113%
Incentive Fees	(30,361)	(17,864)	114,111	(12,497)	-70%	(131,975)	N/M

Total Performance Fees	1,593,052	1,182,660	937,834	410,392	35%	244,826	26%

Investment Income
Realized	93,963	87,542	29,157	6,421	7%	58,385	N/M
Unrealized	256,231	125,781	532,004	130,450	104%	(406,223)	-76%

Total Investment Income	350,194	213,323	561,161	136,871	64%	(347,838)	-62%

Interest and Dividend Revenue	40,354	37,427	36,218	2,927	8%	1,209	3%
Other	5,148	7,416	(619)	(2,268)	-31%	8,035	N/M

Total Revenues	4,019,441	3,252,576	3,119,342	766,865	24%	133,234	4%

Expenses
Compensation and Benefits
Compensation	2,091,698	2,421,712	3,253,226	(330,014)	-14%	(831,514)	-26%
Performance Fee Compensation
Realized
Carried Interest	96,433	43,615	70,716	52,818	121%	(27,101)	-38%
Incentive Fees	140,042	55,912	57,600	84,130	150%	(1,688)	-3%
Unrealized
Carried Interest	321,599	237,945	165,340	83,654	35%	72,605	44%
Incentive Fees	(44,528)	(20,759)	63,307	(23,769)	-114%	(84,066)	N/M

Total Compensation and Benefits	2,605,244	2,738,425	3,610,189	(133,181)	-5%	(871,764)	-24%
General, Administrative and Other	548,738	566,313	466,358	(17,575)	-3%	99,955	21%
Interest Expense	72,870	57,824	41,229	15,046	26%	16,595	40%
Fund Expenses	33,829	25,507	26,214	8,322	33%	(707)	-3%

Total Expenses	3,260,681	3,388,069	4,143,990	(127,388)	-4%	(755,921)	-18%

Other Income
Reversal of Tax Receivable Agreement Liability	—	197,816	—	(197,816)	-100%	197,816	N/M
Net Gains from Fund Investment Activities	256,145	14,935	501,994	241,210	N/M	(487,059)	-97%

Total Other Income	256,145	212,751	501,994	43,394	20%	(289,243)	-58%

Income (Loss) Before Provision for Taxes	1,014,905	77,258	(522,654)	937,647	N/M	599,912	N/M
Provision for Taxes	185,023	345,711	84,669	(160,688)	-46%	261,042	N/M

Net Income (Loss)	829,882	(268,453)	(607,323)	1,098,335	N/M	338,870	56%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	103,598	(24,869)	87,651	128,467	N/M	(112,520)	N/M
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	99,959	7,953	343,498	92,006	N/M	(335,545)	-98%
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	407,727	(83,234)	(668,444)	490,961	N/M	585,210	88%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$218,598	$(168,303)	$(370,028)	$386,901	N/M	$201,725	55%

N/M	Not meaningful.

Revenues

Total Revenues were $4.0 billion for the year ended December 31, 2012, an increase of $766.9 million compared to $3.3 billion for the year ended December 31, 2011. The increase in revenues was primarily driven by increases of $410.4 million in Performance Fees, $218.9 million in Management and Advisory Fees and $136.9 million in Investment Income. The increase in Performance Fees was due (a) to increases in the net returns of the performance fee generating funds in the Private Equity segment that were greater than the prior year, (b) a 14.4% increase in the carrying value of assets for Blackstone’s contributed Real Estate funds primarily due to the continued improvement of operating fundamentals, particularly in our hospitality, office and retail holdings, (c) an increase in Fee-Earning Assets Under Management in the Hedge Funds Solutions segment related to funds of funds above their respective high-water marks and/or hurdle during the year ended December 31, 2012, and (d) a higher rate of appreciation in our Credit segment in the year ended December 31, 2012 compared to the year ended December 31, 2011, with net returns of 13.4% for the hedge funds, 26.2% for the mezzanine funds and 15.7% for the rescue lending funds for the year ended December 31, 2012. The increase in Management and Advisory Fees was primarily attributable to an increase in Fee-Earning Assets Under Management of 23% during the current year across the segments. The increase in Investment Income is primarily due to the increases in unrealized appreciation due to the increase in fair value of investments.

Total Revenues were $3.3 billion for the year ended December 31, 2011, an increase of $133.2 million compared to $3.1 billion for the year ended December 31, 2010. The increase in revenues was primarily driven by an increase of $227.0 million in Management and Advisory Fees and an increase in Performance Fees of $244.8 million, partially offset by a decrease of $347.8 million in Investment Income (Loss). The increase in Management and Advisory Fees was primarily attributable to (a) increases in management fees in our Private Equity segment, driven by fees generated from BCP VI and BEP funds, which commenced their investment periods during the first and third quarters of 2011, respectively, (b) increases in transaction fees in our Real Estate segment, driven by the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Centro in the second quarter of 2011, and management fees earned from the management of an acquired Asian real estate platform, and (c) increases in management fees in our Credit and Hedge Fund Solutions segments due to higher Fee-Earning Assets Under Management. The increase in Performance Fees was due to improved operating performance and projected cash flows resulting in the appreciation in the fair value of the investments across our Real Estate carry funds and the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations. The “catch-up” provisions of the Real Estate funds’ profit allocations specify that once a fund’s preferred return hurdle has been reached, Blackstone is entitled to a disproportionately greater share (80% of the profits) until it effectively reaches its full share of performance fees (20% of the total profits).

Expenses

Expenses were $3.3 billion for the year ended December 31, 2012, a decrease of $127.4 million, or 4%, compared to $3.4 billion for the year ended December 31, 2011. The decrease was primarily attributable to a decrease of $133.2 million in Compensation and Benefits. Compensation decreased $330.0 million from the prior year period to $2.1 billion as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2011 while Performance Fee Compensation increased $196.8 million due to the increases in Performance Fees revenue. General, Administrative and Other expenses were $548.7 million for the current year period, a decrease of $17.6 million driven primarily by a decrease in amortization expense partially offset by increases in business development and professional expenses related to new investment products offered across the segments. Interest Expense was $72.9 million for the current year, an increase of $15.0 million from the same period of 2011 primarily due to Blackstone’s issuance of senior notes in 2012.

Expenses were $3.4 billion for the year ended December 31, 2011, a decrease of $755.9 million, or 18%, compared to $4.1 billion for the year ended December 31, 2010. The decrease was primarily attributable to a decrease of $871.8 million in Compensation and Benefits. Compensation decreased $831.5 million from the prior year period to $2.4 billion as a result of the absence of expense related to certain of our equity-based compensation awards that vested at the end of the second quarter of 2010. General, Administrative and Other expenses were $566.3 million for the year ended December 31, 2011, an increase of $100.0 million driven by the levels of business activity, revenue growth and headcount. Interest Expense was $57.8 million for the year ended December 31, 2011, an increase of $16.6 million from the same period of 2010 due to Blackstone’s issuance of senior notes in 2010.

Other Income

Other Income—Net Gains from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Consolidated Statements of Operations.

Other Income—Net Gains from Fund Investment Activities was $256.1 million for the year ended December 31, 2012, an increase of $241.2 million compared to $14.9 million for the year ended December 31, 2011. The increase of $241.2 million was substantially due to increases in the income related to our investments in our consolidated CLO vehicles.

Also included in Other Income in 2011 was $197.8 million of Other Income attributable to the reversal of the tax receivable agreement liability. The liability reduction resulted from certain corporate subsidiaries adopting New York State and New York City tax laws for sourcing of revenue for apportionment purposes, which reduced the effective tax rate for such corporate subsidiaries. This, in turn, reduced the expected future tax savings that would result in payments due to certain non-controlling interest holders under the tax receivable agreements.

Other Income—Net Gains from Fund Investment Activities was $14.9 million for the year ended December 31, 2011, a decrease of $487.1 million compared to $502.0 million for the year ended December 31, 2010. The decrease was principally driven by the Credit, Hedge Funds Solutions and Real Estate segments with decreases of $269.9 million, $135.2 million and $74.1 million, respectively. Higher valuations on the liabilities of the consolidated CLO vehicles, which were in excess of the valuations of their investments, resulted in the decrease in the Credit segment. The decrease in the Hedge Funds Solutions segment was the result of its consolidated funds experiencing lower returns in 2011 compared to 2010 in line with the returns of the BAAM Managed Funds, Core Funds Composite. The Real Estate decrease in 2011 was driven by a decrease in the appreciation of the investments of the consolidated funds compared to 2010.

Provision for Taxes

Blackstone’s Provision for Taxes for the years ended December 31, 2012, 2011 and 2010 was $185.0 million, $345.7 million and $84.7 million, respectively. This resulted in an effective tax rate of 18.2%, 447.5% and -16.2%, respectively, based on our Income (Loss) Before Provision for Taxes of $1.0 billion, $77.3 million and $(522.7) million, respectively.

Several factors contributed to the 429.3% decrease in the effective tax rate for the year ended December 31, 2012 compared to the year ended December 31, 2011. First, the decrease in the effective tax rate was largely due to the reversal of $233.7 million of deferred tax assets as a result of the application of New York State and New York City tax laws during 2011, which resulted in a lower apportionment of income subject to tax in New York State and New York City. The lower apportionment of income to New York State and New York City also resulted in an income tax benefit of $69.2 million for the exclusion of $197.8 million book income realized from the reduction to the tax receivable agreement liability. The reversal of the deferred tax assets less the benefit of the income exclusion resulted in a significant increase to the 2011 effective tax rate that was not repeated for 2012 and a 203.0% decrease in the effective tax rate when comparing 2012 to 2011.

Second, pre-tax book income includes pre-tax income of $683.2 million for 2012 and pre-tax loss of $169.7 million for 2011 that is passed through to common unit holders and non-controlling interest holders and is not subject to tax by the Partnership and its subsidiaries. The year over year change resulted in a decrease to the effective rate of 100.4% when comparing 2012 to 2011.

Third, in both 2012 and 2011, book equity-based compensation expense exceeded the tax deductible equity based-compensation expense due to the issuance of units that are not tax deductible since they represent a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense did not change significantly in 2012 compared to 2011, the amount of pretax book income to which the amount of excess book expense was compared increased significantly in 2012 compared to 2011. This caused the effective tax rates to increase by 9.3% and 132.4% in 2012 and 2011, respectively, resulting in the decrease of 123.1% to the effective tax rate in 2012 compared to 2011.

Three factors contributed to the increase in the effective income tax rate of 447.5% for 2011 compared to -16.2% for 2010. First, $233.7 million of deferred tax assets were reversed in 2011 due to a lower apportionment of income subject to New York State and New York City taxes. The lower apportionment of income to New York State and New York City also resulted in an income tax benefit of $69.2 million for the exclusion of the $197.8 million book income realized from the reduction to the tax receivable agreement liability. The 2011 net effective income tax rate resulting from the change in tax rates was 202.9%.

Second, pre-tax book income (loss) includes pre-tax losses of $169.7 million and $389.0 million for 2011 and 2010, respectively, that is passed through to common unitholders and non-controlling interests and is not taxable to the Partnership and its subsidiaries, which resulted in an effective tax rate of 76.9% in 2011, the year with pre-tax book income, and an effective tax rate of -26.1% in 2010, the year with a pre-tax book loss.

Third, the book equity-based compensation expense exceeds the tax deductible equity-based compensation expense due to the issuance of units that are not tax deductible since they represent a value for value exchange for tax purposes, which also increases the income tax provision by $102.3 million and the effective tax rate by 132.4% in 2011, the year with a pre-tax book income, and increases the income tax provision by $132.1 million but reduces the effective tax rate by 25.3% in 2010, the year with a pre-tax book loss.

All factors except for the reversal of the deferred tax asset are expected to impact the effective tax rate for future years.

Additional information regarding our income taxes can be found in Note 13. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Non-Controlling Interests in Consolidated Entities

The Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income—Net Gains from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group L.P.

Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income (Loss) before Provision for Taxes, excluding the Net Gains from Fund Investment Activities, and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the year ended December 31, 2012, the net income before taxes allocated to Blackstone Holdings was 53.1% compared to 57.4% for the year ended December 31, 2011. The decrease of 4.3% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common unit grants.

For the year ended December 31, 2011, the net income before taxes allocated to Blackstone Holdings was 57.4% compared to 67.3% for the year ended December 31, 2010. The decrease of 9.9% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common unit grants. The Other Income—Reversal of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following tables present certain operating metrics for the years ended December 31, 2012, 2011, and 2010. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators—Operating Metrics—Assets Under Management and Fee-Earning Assets Under Management”:

	Year Ended December 31,
	2012					2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753	$24,188,555	$26,814,714	$33,159,795	$25,337,158	$109,500,222
Inflows, including Commitments (a)	2,628,583	14,584,089	5,460,096	20,055,005	42,727,773	16,297,887	7,844,635	9,677,992	9,928,845	43,749,359
Outflows, including Distributions (b)	—	(1,486,257)	(3,015,289)	(1,700,137)	(6,201,683)	(2,493,160)	(2,026,993)	(3,313,345)	(1,280,522)	(9,114,020)
Realizations (c)	(2,844,946)	(2,530,057)	—	(4,811,088)	(10,186,091)	(747,853)	(1,352,763)	—	(3,501,539)	(5,602,155)

Net Inflows (Outflows)	(216,363)	10,567,775	2,444,807	13,543,780	26,339,999	13,056,874	4,464,879	6,364,647	5,146,784	29,033,184
Market Appreciation (Depreciation) (d)	28,739	127,024	3,214,348	1,413,577	4,783,688	(7,638)	(43,053)	(1,704,806)	(21,156)	(1,776,653)

Balance, End of Period (e)	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753

Increase (Decrease)	$(187,624)	$10,694,799	$5,659,155	$14,957,357	$31,123,687	$13,049,236	$4,421,826	$4,659,841	$5,125,628	$27,256,531
Increase (Decrease)	-1%	34%	15%	49%	23%	54%	16%	14%	20%	25%

	Year Ended December 31,
	2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$24,521,394	$23,708,057	$27,451,309	$20,416,237	$96,096,997
Inflows, including Commitments (a)	1,033,240	4,033,782	5,974,251	7,209,589	18,250,862
Outflows, including Distributions (b)	(839,525)	(113,719)	(3,115,557)	(698,530)	(4,767,331)
Realizations (c)	(540,980)	(838,203)	—	(1,839,859)	(3,219,042)

Net Inflows (Outflows)	(347,265)	3,081,860	2,858,694	4,671,200	10,264,489
Market Appreciation (d)	14,426	24,797	2,849,792	249,721	3,138,736

Balance, End of Period (e)	$24,188,555	$26,814,714	$33,159,795	$25,337,158	$109,500,222

Increase (Decrease)	$(332,839)	$3,106,657	$5,708,486	$4,920,921	$13,403,225
Increase (Decrease)	-1%	13%	21%	24%	14%

	Year Ended December 31,
	2012					2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504	$29,319,136	$33,165,124	$34,587,292	$31,052,368	$128,123,920
Inflows, including Commitments (a)	4,233,717	12,566,140	5,338,891	24,489,441	46,628,189	18,620,779	8,297,282	11,303,991	11,292,641	49,514,693
Outflows, including Distributions (b)	(76,495)	(262,300)	(3,167,852)	(2,429,344)	(5,935,991)	(76,632)	(432,938)	(3,622,452)	(1,488,803)	(5,620,825)
Realizations (c)	(3,452,647)	(3,926,671)	—	(5,179,250)	(12,558,568)	(4,195,682)	(2,546,701)	—	(4,184,206)	(10,926,589)

Net Inflows	704,575	8,377,169	2,171,039	16,880,847	28,133,630	14,348,465	5,317,643	7,681,539	5,619,632	32,967,279
Market Appreciation (Depreciation) (d)	4,434,726	5,465,807	3,386,697	2,570,596	15,857,826	2,196,072	4,369,902	(1,734,063)	305,394	5,137,305

Balance, End of Period (e)	$51,002,974	$56,695,645	$46,092,504	$56,428,837	$210,219,960	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504

Increase	$5,139,301	$13,842,976	$5,557,736	$19,451,443	$43,991,456	$16,544,537	$9,687,545	$5,947,476	$5,925,026	$38,104,584
Increase	11%	32%	14%	53%	26%	56%	29%	17%	19%	30%

	Year Ended December 31,
	2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$24,758,992	$20,391,334	$28,799,326	$24,233,476	$98,183,128
Inflows, including Commitments (a)	755,142	4,790,223	6,066,478	9,265,607	20,877,450
Outflows, including Distributions (b)	(135,190)	(163,648)	(3,287,712)	(1,216,772)	(4,803,322)
Realizations (c)	(1,985,633)	(736,044)	—	(2,451,003)	(5,172,680)

Net Inflows (Outflows)	(1,365,681)	3,890,531	2,778,766	5,597,832	10,901,448
Market Appreciation (d)	5,925,825	8,883,259	3,009,200	1,221,060	19,039,344

Balance, End of Period (e)	$29,319,136	$33,165,124	$34,587,292	$31,052,368	$128,123,920

Increase	$4,560,144	$12,773,790	$5,787,966	$6,818,892	$29,940,792
Increase	18%	63%	20%	28%	30%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets and capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2012 included $378.9 million and $581.0 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $167.9 billion at December 31, 2012, an increase of $31.1 billion, or 23%, compared to $136.8 billion at December 31, 2011. Inflows of $42.7 billion were due to (a) inflows of $2.6 billion in our Private Equity segment primarily due to the commencement of the investment period for Tactical Opportunities, additional capital raised for our energy focused fund, Blackstone Energy Partners (“BEP”), and investments made from funds that earn fees on invested capital, (b) inflows of $14.6 billion in our Real Estate segment primarily driven by capital committed to BREP VII, invested capital in our BREDS funds and $2.2 billion from the Capital Trust transaction in December 2012, (c) inflows of $5.5 billion in our Hedge Fund Solutions segment mainly related to growth in its commingled and customized investment products, and (d) inflows of $20.1 billion in our Credit segment resulting from the launch of our third closed-end fund, the pricing of three new CLOs, deploying limited partner capital in our carry funds, inflows across our long only platform and the acquisition of Harbourmaster on January 5, 2012. Outflows of $6.2 billion were primarily attributable to (a) outflows of $1.7 billion in our Credit segment primarily from our long only platform and hedge funds, (b) outflows of $3.0 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners and (c) outflows of $1.5 billion in our Real Estate segment due primarily to the ending of BREP IV’s partnership term in December 2012 which ceased earning management fees on invested capital. Realizations of $10.2 billion were driven by (a) realizations of $2.8 billion in our Private Equity segment that were primarily a result of the dispositions of investments in funds which earn fees based on remaining invested capital, (b) realizations of $2.5 billion in our Real Estate segment attributable to the sale of various investments across the real estate segment’s funds which earn fees on invested capital and (c) realizations of $4.8 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods and realizations in our carry funds. Market appreciation of $4.8 billion was principally due to increases in the global markets during 2012.

BAAM had net inflows of $804.4 million from January 1 through February 1, 2013.

Fee-Earning Assets Under Management were $136.8 billion at December 31, 2011, an increase of $27.3 billion, or 25%, compared to $109.5 billion at December 31, 2010. Inflows of $43.7 billion were primarily related to (a) inflows of $16.3 billion in our Private Equity segment primarily due to the commencement of the investment periods for the BCP VI and BEP funds, (b) inflows of $9.7 billion in our Hedge Fund Solutions segment primarily due to growth in its commingled and customized investment products and long only solutions business, (c) inflows of $9.9 billion in our Credit segment primarily due to capital raised across its long only platform, including the acquisition of $2.2 billion of CLO vehicles in the second quarter of 2011, and capital deployed from its drawdown funds, and (d) inflows of $7.8 billion in our Real Estate segment primarily due to the deployment of fee-earning co-investment capital related to the acquisition of the U.S. assets of Brixmor and the commencement of BREP VII. Outflows of $9.1 billion were primarily attributable to (a) outflows of

$1.3 billion in our Credit segment primarily from our hedge funds and long only platform, (b) outflows of $3.3 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners, (c) outflows of $2.5 billion in our Private Equity segment due to the end of BCP V’s investment period during the first quarter of 2011 and (d) outflows of $2.0 billion in our Real Estate segment primarily due to the end of BREP VI’s investment period for which management fees are earned on invested capital. Realizations of $5.6 billion were primarily attributable to (a) realizations of $1.4 billion in our Real Estate segment resulting from sales of various investments across the Real Estate segment’s funds and the acquired Asian real estate platform, (b) realizations of $3.5 billion in our Credit segment due to capital returned to CLO investors from CLOs that were post their re-investment periods and realizations in the carry funds, and (c) realizations of $747.9 million in our Private Equity segment due to dispositions in funds which earn fees based on remaining invested capital. Market depreciation of $1.8 billion was principally due to declines in global markets.

Assets Under Management

Assets Under Management were $210.2 billion at December 31, 2012, an increase of $44.0 billion, or 26%, compared to $166.2 billion at December 31, 2011. Inflows of $46.6 billion were primarily related to (a) inflows of $4.2 billion in our Private Equity segment due to the closing on Tactical Opportunities and additional closings on our BEP fund, (b) inflows of $12.6 billion in our Real Estate segment driven by capital committed to BREP VII and $2.3 billion from the Capital Trust transaction in December 2012, (c) inflows of $5.3 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products, and (d) inflows of $24.5 billion in our Credit segment resulting from inflows in our hedge funds, the final closing of our most recent mezzanine fund, the first closing of our most recent rescue lending fund, inflows across our long only platform and the acquisition of Harbourmaster on January 5, 2012. Market appreciation of $15.9 billion, outflows of $5.9 billion and realizations of $12.6 billion across the segments were due to the same reasons noted in Fee-Earning Assets Under Management above.

Assets Under Management were $166.2 billion at December 31, 2011, an increase of $38.1 billion, or 30%, compared to $128.1 billion at December 31, 2010. Inflows of $49.5 billion were primarily related to (a) inflows of $18.6 billion in our Private Equity segment driven by the commencement of BCP VI’s investment period, (b) inflows of $11.3 billion in our Hedge Fund Solutions segment due to growth in the hedge fund manager seeding platform, long only commodities and equity replacement business and its commingled and customized investment products, (c) inflows of $11.3 billion in our Credit segment principally due to the acquisition of $2.3 billion of CLO vehicles and capital raised across its long only platform, and (d) inflows of $8.3 billion in our Real Estate segment primarily due to the deployment of co-investment capital and commencement of BREP VII. Outflows of $5.6 billion and realizations of $10.9 billion were for the same reasons noted in Fee-Earning Assets Under Management above. Net market appreciation of $5.1 billion was primarily due to appreciation in the Real Estate and Private Equity segments of $4.4 billion and $2.2 billion, respectively, partially offset by market depreciation in the Hedge Fund Solutions segment of $1.7 billion. Real Estate and Private Equity benefited from improvements in the carrying values of their investments while Hedge Fund Solutions was affected by equity market declines.

Limited Partner Capital Invested

The following table presents the limited partner capital invested during the respective periods:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Limited Partner Capital Invested
Private Equity	$3,223,535	$3,848,954	$1,653,493	$(625,419)	-16%	$2,195,461	133%
Real Estate	8,218,175	6,141,416	4,072,527	2,076,759	34%	2,068,889	51%
Hedge Fund Solutions	200,841	889,259	223,981	(688,418)	-77%	665,278	N/M
Credit	2,256,420	2,650,137	1,407,993	(393,717)	-15%	1,242,144	88%

Total	$13,898,971	$13,529,766	$7,357,994	$369,205	3%	$6,171,772	84%

Limited Partner Capital Invested was $13.9 billion for the year ended December 31, 2012, an increase of $369.2 million, or 3%, from $13.5 billion for the year ended December 31, 2011. The increase of $369.2 million is primarily attributable to an increase in our Real Estate segment of $2.1 billion due to the continued favorable investment environment, which created opportunities in a variety of markets and sectors, including single family homes, an economy hotel chain and industrial assets, and partially offset by decreases of $625.4 million in our Private Equity segment due to several new commitments with closings expected to occur after year end, $688.4 million in our Hedge Fund Solutions segment due to relative investment opportunities for our funds that employ a capital commitment structure and $393.7 million in our Credit segment.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of December 31, 2012 and 2011. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies—Contingencies—Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

	December 31,
	2012	2011
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$582	$550
BCP VI Carried Interest	22	—
BEP Carried Interest	38	—
Tactical Opportunities Carried Interest	2	—

Total Private Equity (a)	644	550

Real Estate
BREP V Carried Interest	448	254
BREP VI Carried Interest	610	407
BREP VII Carried Interest	82	—
BREP Int’l I Carried Interest	2	9
BREP EU III Carried Interest	74	37
BREDS Carried Interest	19	12
BREDS Incentive Fees	7	—
Asia Platform Incentive Fees	23	23

Total Real Estate (a)	1,265	742

Hedge Fund Solutions
Incentive Fees	67	7

Total Hedge Fund Solutions	67	7

Credit
Carried Interest	144	76
Incentive Fees	118	93

Total Credit	262	169

Total Blackstone
Carried Interest	2,023	1,345
Incentive Fees	215	123

Net Accrued Performance Fees	$2,238	$1,468

(a)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2012:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,973,378	167,776	—	N/A	100%	9,181,266	2.3x	9,181,266	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	202,433	347,362	0.9x	52%	2,463,892	1.4x	2,811,254	1.3x	9%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	250,890	5,946,433	2.1x	60%	14,246,559	3.0x	20,192,992	2.7x	57%	37%
BCP V (Dec 2005 / Jan 2011)	21,020,395	1,370,953	19,354,620	1.2x	20%	3,910,358	1.1x	23,264,978	1.2x	1%	2%
BCP VI (Jan 2011 / Jan 2016)	15,220,745	11,418,584	3,502,548	1.2x	28%	35,962	1.3x	3,538,510	1.2x	21%	11%
BEP (Aug 2011 / Aug 2017)	2,415,848	1,433,833	864,486	1.7x	43%	32,546	1.2x	897,032	1.7x	30%	84%

Total Core Private Equity	53,761,015	14,844,469	30,015,449	1.3x	30%	34,869,140	2.2x	64,884,589	1.7x	21%	15%

Tactical Opportunities (d)	1,683,786	1,402,545	292,388	1.1x	—	7,515	1.3x	299,903	1.1x	N/M	22%
Other Funds and Co-Invest (d)	975,857	264,443	241,057	N/A	—	—	N/A	241,057	N/A	N/A	N/A

Total Private Equity	$56,420,658	$16,511,457	$30,548,894	1.3x	30%	$34,876,655	2.2x	$65,425,549	1.6x	21%	14%

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,304,704	0.8x	5%	2,865,821	2.4x	4,170,525	1.5x	80%	13%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,946	7,035,133	1.6x	—	2,352,733	1.6x	9,387,866	1.6x	41%	9%
BREP VI (Feb 2007 / Aug 2011)	11,057,598	778,946	14,875,722	1.5x	6%	1,657,237	2.0x	16,532,959	1.5x	30%	9%
BREP VII (Aug 2011 / Feb 2017)	13,380,006	8,309,404	6,029,048	1.2x	—	285,170	1.5x	6,314,218	1.2x	93%	31%

Total Global Real Estate Funds	35,417,346	9,332,296	29,246,768	1.4x	3%	14,690,605	2.1x	43,937,373	1.6x	28%	16%

BREP Co-Investment (e)	3,551,965	—	4,666,535	1.5x	1%	499,348	1.4x	5,165,883	1.5x	11%	11%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€109,596	1.2x	—	€1,230,290	2.2x	€1,339,886	2.0x	26%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	81,163	1,130,137	0.9x	—	191,501	1.2x	1,321,638	1.0x	3%	-3%
BREP Europe III (Jun 2008 / Dec 2013)	3,199,792	1,232,039	2,689,712	1.3x	—	15,712	2.8x	2,705,424	1.4x	49%	18%

Total Euro Funds	€5,651,918	€1,313,202	€3,929,445	1.2x	—	€1,437,503	2.0x	€5,366,948	1.3x	24%	8%

Total Real Estate	$46,092,185	$11,003,912	$39,105,145	1.4x	3%	$16,961,798	2.1x	$56,066,943	1.5x	27%	14%

Debt Strategies Drawdown (f)	$2,824,982	$792,570	$2,373,265	1.2x	—	$1,332,667	1.2x	$3,705,932	1.2x	16%	13%

Credit
Mezzanine	$6,120,000	$3,005,452	$4,342,028	1.4x	—	$1,667,885	1.6x	$6,009,913	1.4x	N/A	19%
Rescue Lending	3,253,143	689,731	3,197,712	1.2x	—	1,172,529	1.2x	4,370,241	1.2x	N/A	14%

Total Credit	$9,373,143	$3,695,183	$7,539,740	1.3x	—	$2,840,414	1.4x	$10,380,154	1.3x	—	—

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments. Additionally, the Real Estate segment has $1.1 billion of Available Capital that has been reserved for add-on investments in funds that are fully invested.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2012 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for Tactical Opportunities and Other Funds and Co-Invest are not applicable or not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$348,594	$331,997	$263,307	$16,597	5%	$68,690	26%
Transaction and Other Fees, Net	100,080	133,004	72,243	(32,924)	-25%	60,761	84%
Management Fee Offsets	(5,926)	(27,073)	(188)	21,147	78%	(26,885)	N/M

Total Management Fees, Net	442,748	437,928	335,362	4,820	1%	102,566	31%

Performance Fees
Realized
Carried Interest	109,797	37,393	156,869	72,404	194%	(119,476)	-76%
Unrealized
Carried Interest	148,381	33,490	151,494	114,891	N/M	(118,004)	-78%

Total Performance Fees	258,178	70,883	308,363	187,295	N/M	(237,480)	-77%

Investment Income
Realized	25,823	44,988	15,332	(19,165)	-43%	29,656	193%
Unrealized	85,337	9,476	153,288	75,861	N/M	(143,812)	-94%

Total Investment Income	111,160	54,464	168,620	56,696	104%	(114,156)	-68%
Interest and Dividend Revenue	13,556	13,749	14,044	(193)	-1%	(295)	-2%
Other	2,417	1,810	2,021	607	34%	(211)	-10%

Total Revenues	828,059	578,834	828,410	249,225	43%	(249,576)	-30%

Expenses
Compensation and Benefits
Compensation	222,709	217,556	179,345	5,153	2%	38,211	21%
Performance Fee Compensation
Realized
Carried Interest	3,679	1,465	32,627	2,214	151%	(31,162)	-96%
Unrealized
Carried Interest	58,555	(2,229)	21,320	60,784	N/M	(23,549)	N/M

Total Compensation and Benefits	284,943	216,792	233,292	68,151	31%	(16,500)	-7%
Other Operating Expenses	130,845	120,918	109,589	9,927	8%	11,329	10%

Total Expenses	415,788	337,710	342,881	78,078	23%	(5,171)	-2%

Economic Income	$412,271	$241,124	$485,529	$171,147	71%	$(244,405)	-50%

N/M	Not meaningful.

Revenues

Revenues were $828.1 million for the year ended December 31, 2012, an increase of $249.2 million compared to $578.8 million for the year ended December 31, 2011. The increase in revenues was primarily attributed to increases in Performance Fees, Investment Income and Management Fees of $187.3 million, $56.7 million and $4.8 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $258.2 million for the year ended December 31, 2012, an increase of $187.3 million, compared to $70.9 million for the year ended December 31, 2011, principally due to our performance fee generating funds achieving net returns for the full year that were greater than the returns generated in the prior year. These larger returns were mostly generated from investments in the energy sector as well as from our publicly traded investments, specifically Cheniere, TRW and Team Health.

Investment Income was $111.2 million, an increase of $56.7 million, compared to $54.5 million for the year ended ended December 31, 2011, driven by our investments in the energy, hospitality/leisure and retail/consumer industries as well as our public holdings.

Total Management Fees were $442.7 million for the year ended December 31, 2012, an increase of $4.8 million compared to $437.9 million for the year ended December 31, 2011, driven by increased Base Management Fees and a reduction in Management Fee Offsets, and a decrease in Transaction and Other Fees. Base Management Fees were $348.6 million for the year ended December 31, 2012, an increase of $16.6 million compared to $332.0 million for the year ended December 31, 2011, principally as a result of additional capital raised for our BEP fund as well as the commencement of the investment period for Tactical Opportunities. Transaction and Other Fees were $100.1 million for the year ended December 31, 2012, a decrease of $32.9 million compared to $133.0 million for the year ended December 31, 2011, principally as a result of one time fees earned in the prior year from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

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

Expenses

Expenses were $415.8 million for the year ended December 31, 2012, an increase of $78.1 million, compared to $337.7 million for the year ended December 31, 2011. The $78.1 million increase was primarily attributed to a $63.0 million increase in Performance Fee Compensation, $5.2 million increase in Compensation and $9.9 million increase in Other Operating Expenses. The increase in Performance Fee Compensation is driven by the increase in Performance Fees revenue. Compensation increased as a portion of it is related to the segment’s results, exclusive of Performance Fees and Investment Income, as well as compensation related to business growth. The increase in Other Operating Expenses of $9.9 million was primarily due to increases in interest expense and other expenses allocated to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2012 Inception to Date
	2012		2011		2010		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	17%	16%	9%	8%	34%	30%	74%	57%	51%	37%
BCP V	12%	11%	5%	5%	29%	27%	4%	1%	4%	2%
BCP VI (b)	35%	25%	N/M	N/M	N/A	N/A	43%	21%	25%	11%
BEP (b)	99%	90%	N/M	N/M	N/A	N/A	36%	30%	90%	84%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	2011 returns for BCP VI and BEP are not meaningful as a material portion of the funds’ capital had not been invested.

The Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of December 31, 2012, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of December 31, 2012:

	Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$5,649	12%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$551,322	$394,778	$338,428	$156,544	40%	$56,350	17%
Transaction and Other Fees, Net	85,681	109,510	59,914	(23,829)	-22%	49,596	83%
Management Fee Offsets	(28,609)	(4,950)	(1,071)	(23,659)	N/M	(3,879)	N/M

Total Management Fees, Net	608,394	499,338	397,271	109,056	22%	102,067	26%

Performance Fees
Realized
Carried Interest	165,114	22,844	16,113	142,270	N/M	6,731	42%
Incentive Fees	25,656	9,629	24,175	16,027	166%	(14,546)	-60%
Unrealized
Carried Interest	683,764	913,418	218,706	(229,654)	-25%	694,712	N/M
Incentive Fees	(119)	3,658	38,265	(3,777)	N/M	(34,607)	-90%

Total Performance Fees	874,415	949,549	297,259	(75,134)	-8%	652,290	N/M

Investment Income
Realized	45,302	27,972	11,251	17,330	62%	16,721	149%
Unrealized	90,875	92,648	318,979	(1,773)	-2%	(226,331)	-71%

Total Investment Income	136,177	120,620	330,230	15,557	13%	(209,610)	-63%
Interest and Dividend Revenue	14,448	12,902	11,173	1,546	12%	1,729	15%
Other	894	(1,061)	(336)	1,955	N/M	(725)	N/M

Total Revenues	1,634,328	1,581,348	1,035,597	52,980	3%	545,751	53%

Expenses
Compensation and Benefits
Compensation	271,122	236,771	183,177	34,351	15%	53,594	29%
Performance Fee Compensation
Realized
Carried Interest	62,418	10,103	4,545	52,315	N/M	5,558	122%
Incentive Fees	13,060	4,564	11,299	8,496	186%	(6,735)	-60%
Unrealized
Carried Interest	165,482	221,140	103,406	(55,658)	-25%	117,734	114%
Incentive Fees	(583)	3,106	19,458	(3,689)	N/M	(16,352)	-84%

Total Compensation and Benefits	511,499	475,684	321,885	35,815	8%	153,799	48%
Other Operating Expenses	123,714	103,859	74,189	19,855	19%	29,670	40%

Total Expenses	635,213	579,543	396,074	55,670	10%	183,469	46%

Economic Income	$999,115	$1,001,805	$639,523	$(2,690)	-0%	$362,282	57%

N/M	Not meaningful.

Revenues

Revenues improved $53.0 million to $1.6 billion for the year ended December 31, 2012. The increase in revenues was primarily attributed to an increase of $109.1 million in Total Management Fees and an increase of $15.6 million in Investment Income, partially offset by a decrease of $75.1 million in Performance Fees.

Total Management Fees were $608.4 million for the year ended December 31, 2012, an increase of $109.1 million compared to $499.3 million for the year ended December 31, 2011. Base Management Fees were $551.3 million for the year ended December 31, 2012, an increase of $156.5 million compared to $394.8 million for the year ended December 31, 2011, primarily related to fees generated from the final closing of additional commitments for BREP VII. Transaction and Other Fees were $85.7 million for the year ended December 31, 2012, a decrease of $23.8 million compared to $109.5 million for the year ended December 31, 2011, which was primarily related to a decrease in the acquisition fee rate charge on completed transactions.

Investment Income was $136.2 million for the year ended December 31, 2012, an increase of $15.6 million compared to $120.6 million for the year ended December 31, 2011. The increase was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Performance Fees, which are determined on a fund by fund basis, were $874.4 million for the year ended December 31, 2012, a decrease of $75.1 million compared to $949.5 million for the year ended December 31, 2011. Performance Fees continued to benefit from the strong performance of our BREP carry funds. However, the year over year comparison was impacted by a decrease in the net appreciation of our BREP V and BREP VI carry funds’ investments and the effect of the “catch-up” provision in the prior year. For the year ended December 31, 2012, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 14.4% driven by the continued improvement of operating fundamentals, particularly in our hospitality, office and retail holdings. Our BREDS and real estate hedge funds increased 13.0% and 18.1%, respectively.

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

Performance Fees, which are determined on a fund by fund basis, were $949.5 million for the year ended December 31, 2011, an increase of $652.3 million compared to $297.3 million for the year ended December 31, 2010. Investment Income was $120.6 million for the year ended December 31, 2011, a decrease of $209.6 million compared to $330.2 million for the year ended December 31, 2010. The net appreciation in fair value of the investments in our BREP V and BREP VI carry funds primarily contributed to the increase in Performance Fees for the year ended December 31, 2011. Performance Fees benefited from the strong performance of our carry funds with a portion of the increase due to the impact of the “catch-up” provisions of the Real Estate funds’ profit allocations. The “catch-up” provisions of the Real Estate funds’ profit allocations specify that once a fund’s preferred return hurdle has been reached, Blackstone is entitled to a disproportionately greater share (80% of the profits) until it effectively reaches its full share of performance fees. The decrease in Investment Income was primarily driven by the year over year decrease in the appreciation of investments related to the BREP VI fund, in which Blackstone owns a greater share of such investments. The carrying fair value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 16.7% for the year ended December 31, 2011. The performance during the year ended December 31, 2011 was primarily driven by improved operating performance and projected cash flows across our Real Estate carry funds’ investments, including fee-paying co-investments, which resulted in the appreciation of our holdings, principally within our office, hotel and retail portfolios. As of December 31, 2011, the unrealized value and cumulative realized proceeds, before carried interest, fees and expenses, of Blackstone’s Real Estate funds, including fee-paying co-investments, represented 1.4 times investors’ original investment. On realized/partially realized basis, this multiple was 2.1 times investors’ original investments.

Total Management Fees were $499.3 million for the year ended December 31, 2011, an increase of $102.1 million compared to $397.3 million for the year ended December 31, 2010. Base Management Fees were $394.8 million for the year ended December 31, 2011, an increase of $56.4 million compared to $338.4 million for the year ended December 31, 2010, primarily due to fees earned from the management of the acquired Asian real estate platform and management fees earned from our co-investments. Transaction and Other Fees were $109.5 million for the year ended December 31, 2011, an increase of $49.6 million compared to $59.9 million for the year ended December 31, 2010, reflecting the continued increase in investment activity in our BREP funds, primarily as a result of BREP VI’s acquisition of the U.S. assets of Brixmor.

Expenses

Expenses were $635.2 million for the year ended December 31, 2012, an increase of $55.7 million, compared to $579.5 million for the year ended December 31, 2011. The increase was primarily attributed to a $34.4 million increase in Compensation and a $19.9 million increase in Other Operating Expenses. Compensation rose $34.4 million to $271.1 million primarily due to headcount increases and the improved results of the segment, exclusive of Performance Fees and Investment Income. Other Operating Expenses increased $19.9 million to $123.7 million for the year ended December 31, 2012, principally due to increases in interest expense and other expenses allocated to the segment.

Expenses were $579.5 million for the year ended December 31, 2011, an increase of $183.5 million, compared to $396.1 million for the year ended December 31, 2010. The increase was primarily attributed to a $100.2 million increase in Performance Fee Compensation, resulting from improved Performance Fees revenue and an increase in Compensation of $53.6 million to $236.8 million. Compensation rose primarily due to headcount increases related to the management of the acquired Asian real estate platform and the profitability of the segment, exclusive of Performance Fees and Investment Income. Other Operating Expenses increased $29.7 million to $103.9 million for the year ended December 31, 2011, principally due to placement fees related to our debt investment funds, interest expense allocated to the segment, and expenses related to the management of the acquired Asian real estate platform.

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

The following table presents the internal rates of return of our significant real estate funds:

	Year Ended December 31,						December 31, 2012 Inception to Date
	2012		2011		2010		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	30%	21%	44%	33%	13%	8%	35%	26%	33%	23%
BREP IV	5%	2%	11%	7%	49%	30%	116%	80%	24%	13%
BREP V	17%	13%	21%	14%	70%	61%	64%	41%	13%	9%
BREP International II (b)	-2%	-4%	4%	2%	88%	84%	9%	3%	-1%	-3%
BREP VI	15%	11%	21%	13%	145%	137%	39%	30%	14%	9%
BREP Europe III (b)	19%	12%	42%	26%	239%	147%	60%	49%	41%	18%
BREP VII (c)	51%	32%	—	N/M	N/A	N/A	217%	93%	51%	31%
BREDS I	20%	15%	9%	7%	26%	21%	20%	16%	18%	13%
BSSF I	23%	18%	4%	2%	21%	15%	N/A	N/A	15%	11%
CMBS	19%	14%	1%	-1%	26%	20%	N/A	N/A	18%	12%
BREP Co-Investment (d)	15%	13%	27%	23%	214%	207%	20%	18%	13%	11%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.

(c)	The BREP VII investment period commenced in August 2011.
(d)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2012:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€991	23%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of December 31, 2012: BREP Europe III, BREP VII and BREDS I.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$346,210	$315,863	$272,773	$30,347	10%	$43,090	16%
Transaction and Other Fees, Net	188	2,798	3,572	(2,610)	-93%	(774)	-22%
Management Fee Offsets	(1,414)	(980)	(330)	(434)	-44%	(650)	-197%

Total Management Fees, Net	344,984	317,681	276,015	27,303	9%	41,666	15%

Performance Fees
Realized
Incentive Fees	83,433	11,472	56,626	71,961	N/M	(45,154)	-80%
Unrealized
Incentive Fees	9,042	774	2,982	8,268	N/M	(2,208)	-74%

Total Performance Fees	92,475	12,246	59,608	80,229	N/M	(47,362)	-79%

Investment Income (Loss)
Realized	7,270	17,722	9,818	(10,452)	-59%	7,904	81%
Unrealized	8,517	(19,031)	19,361	27,548	N/M	(38,392)	N/M

Total Investment Income (Loss)	15,787	(1,309)	29,179	17,096	N/M	(30,488)	N/M
Interest and Dividend Revenue	2,139	2,025	1,869	114	6%	156	8%
Other	3,816	7,902	97	(4,086)	-52%	7,805	N/M

Total Revenues	459,201	338,545	366,768	120,656	36%	(28,223)	-8%

Expenses
Compensation and Benefits
Compensation	119,731	128,959	95,386	(9,228)	-7%	33,573	35%
Performance Fee Compensation
Realized
Incentive Fees	23,080	3,498	20,633	19,582	N/M	(17,135)	-83%
Unrealized
Incentive Fees	1,317	234	1,067	1,083	N/M	(833)	-78%

Total Compensation and Benefits	144,128	132,691	117,086	11,437	9%	15,605	13%
Other Operating Expenses	57,809	65,072	51,360	(7,263)	-11%	13,712	27%

Total Expenses	201,937	197,763	168,446	4,174	2%	29,317	17%

Economic Income	$257,264	$140,782	$198,322	$116,482	83%	$(57,540)	-29%

N/M	Not meaningful.

Revenues

Revenues were $459.2 million for the year ended December 31, 2012, an increase of $120.7 million compared to $338.5 million for the year ended December 31, 2011. The increase in revenues was primarily attributable to an increase of $80.2 million in Performance Fees to $92.5 million, an increase of $27.3 million in Total Management Fees to $345.0 million and an increase of $17.1 million in Investment Income (Loss) to $15.8 million.

Performance Fees were $92.5 million for the year ended December 31, 2012, an increase of $80.2 million compared to $12.2 million for the year ended December 31, 2011, primarily due to higher returns. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 8.6% during the year ended December 31, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was a result of the better performance of the underlying assets of the segment.

Total Management Fees were $345.0 million for the year ended December 31, 2012, an increase of $27.3 million compared to $317.7 million for the year ended December 31, 2011. Base Management Fees were $346.2 million for the year ended December 31, 2012, an increase of $30.3 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 15% from the prior year period, which was primarily from net inflows.

Investment Income (Loss) was $15.8 million for the year ended December 31, 2012, an increase of $17.1 million compared to $(1.3) million for the year ended December 31, 2011. The increase in Investment Income (Loss) was primarily driven by the year over year increase in the net appreciation of investments of which Blackstone owns a share.

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

Performance Fees were $12.2 million for the year ended December 31, 2011, a decrease of $47.4 million compared to $59.6 million for the year ended December 31, 2010. Investment Income (Loss) was $(1.3) million for the year ended December 31, 2011, a decrease of $30.5 million from the prior year period. Both decreases reflect the lower returns in the segment in 2011 compared to 2010. The returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were -1.8% during the year ended December 31, 2011. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, also decreased during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Expenses

Expenses were $201.9 million for the year ended December 31, 2012, an increase of $4.2 million compared to the year ended December 31, 2011. The $4.2 million increase was primarily attributed to a $20.7 million increase in Performance Fee Compensation, partially offset by decreases in Compensation and Other Operating Expenses of $9.2 million and $7.3 million, respectively. Performance Fee Compensation was $24.4 million for the year ended December 31, 2012, compared to $3.7 million for the prior year period, primarily due to the increase in Performance Fees revenue described above. Compensation was $119.7 million for the year ended December 31, 2012, a decrease of $9.2 million, compared to $129.0 million for the prior year period, primarily driven by the exit of our Asian mutual fund business. Other Operating Expenses decreased $7.3 million to $57.8 million for the year ended December 31, 2012, compared to $65.1 million for the year ended December 31, 2011, primarily due to a decrease in limited partner placement fees that corresponds to a reduction in related commitments.

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

Operating Metrics

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark and/or Hurdle (a)
	As of December 31,			As of December 31,
	2012	2011	2010	2012	2011	2010
	(Dollars in Thousands)
BAAM Managed Funds (b)	$23,790,415	$20,568,234	$16,367,845	78%	8%	76%

(a)	Estimated % Above High Water Mark and / or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and / or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at December 31, 2012 the incremental appreciation needed for the 22% of Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle to reach their respective High Water Marks and / or Hurdle was $267.6 million, a decrease of $649.0 million, or 70.8%, compared to $916.6 million at December 31, 2011. Of the Fee-Earning Assets Under Management below their respective High Water Marks and / or Hurdle as of December 31, 2012, 82% were within 5% of reaching their respective High Water Mark and / or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, Core Funds Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2012
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	10%	9%	6%	5%	2%	1%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Core Funds Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Core Funds Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents our results of operations for our Credit segment:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$345,277	$238,547	$194,963	$106,730	45%	$43,584	22%
Transaction and Other Fees, Net	40,875	1,880	1,657	38,995	N/M	223	13%
Management Fee Offsets	(5,004)	(390)	(724)	(4,614)	N/M	334	46%

Total Management Fees, Net	381,148	240,037	195,896	141,111	59%	44,141	23%

Performance Fees
Realized
Carried Interest	52,511	78,670	71,981	(26,159)	-33%	6,689	9%
Incentive Fees	192,375	67,928	35,899	124,447	183%	32,029	89%
Unrealized
Carried Interest	162,045	24,610	86,802	137,435	N/M	(62,192)	-72%
Incentive Fees	(38,234)	(29,360)	66,377	(8,874)	-30%	(95,737)	N/M

Total Performance Fees	368,697	141,848	261,059	226,849	160%	(119,211)	-46%

Investment Income (Loss)
Realized	15,611	11,299	9,700	4,312	38%	1,599	16%
Unrealized	4,769	(708)	9,472	5,477	N/M	(10,180)	N/M

Total Investment Income	20,380	10,591	19,172	9,789	92%	(8,581)	-45%
Interest and Dividend Revenue	9,330	3,369	3,038	5,961	177%	331	11%
Other	(1,174)	(853)	(488)	(321)	-38%	(365)	-75%

Total Revenues	778,381	394,992	478,677	383,389	97%	(83,685)	-17%

Expenses
Compensation and Benefits
Compensation	182,077	128,588	123,257	53,489	42%	5,331	4%
Performance Fee Compensation
Realized
Carried Interest	30,336	32,047	33,544	(1,711)	-5%	(1,497)	-4%
Incentive Fees	103,902	47,850	25,668	56,052	117%	22,182	86%
Unrealized
Carried Interest	97,562	19,033	40,614	78,529	N/M	(21,581)	-53%
Incentive Fees	(45,262)	(24,099)	42,781	(21,163)	-88%	(66,880)	N/M

Total Compensation and Benefits	368,615	203,419	265,864	165,196	81%	(62,445)	-23%
Other Operating Expenses	84,488	49,955	39,106	34,533	69%	10,849	28%

Total Expenses	453,103	253,374	304,970	199,729	79%	(51,596)	-17%

Economic Income	$325,278	$141,618	$173,707	$183,660	130%	$(32,089)	-18%

N/M	Not meaningful.

Revenues

Revenues were $778.4 million for the year ended December 31, 2012, an increase of $383.4 million compared to the year ended December 31, 2011. This change was primarily attributable to increases of $226.8 million in Performance Fees and $141.1 million in Total Management Fees.

Performance Fees were $368.7 million for the year ended December 31, 2012, an increase of $226.8 million compared to the prior year period. This change was attributable to a higher rate of appreciation in our investment funds driven by favorable credit markets and strong underlying company performance in the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 13.4% for the hedge funds, 26.2% for the mezzanine funds and 15.7% for the rescue lending funds for the year ended December 31, 2012.

Total Management Fees were $381.1 million for the year ended December 31, 2012, an increase of $141.1 million compared to the prior year period. This change was primarily attributable to an increase of $106.7 million in Base Management Fees due to the significant growth in our Fee-Earning Assets Under Management and an increase of $39.0 million in Transaction and Other Fees primarily due to waiver and amendment fees earned by certain CLOs.

Revenues were $395.0 million for the year ended December 31, 2011, a decrease of $83.7 million compared to the year ended December 31, 2010. This change was primarily attributed to lower Performance Fees of $141.8 million compared to $261.1 million for the year ended December 31, 2010. This was partially offset by an increase of $44.1 million, or 23%, in Total Management Fees.

Performance Fees were $141.8 million for the year ended December 31, 2011, which is $119.2 million lower than the prior year period. The lower Performance Fees were primarily attributable to a slower increase of the carrying value of the underlying assets. The returns of the underlying assets for Blackstone’s credit-focused business were 8.9% for the flagship hedge funds, 28.1% for the mezzanine funds and 4.4% for the rescue lending funds for the year ended December 31, 2011.

The Realized Performance Fees for the year ended December 31, 2011 of $146.6 million were driven primarily by realizations in the mezzanine funds and incentive fees realized in the hedge funds.

Total Management Fees were $240.0 million for the year ended December 31, 2011, an increase of $44.1 million from the prior year period. Base Management Fees were $238.5 million for the year ended December 31, 2011, an increase of $43.6 million compared to the prior year period, primarily due to higher Fee-Earning Assets Under Management.

Expenses

Expenses were $453.1 million for the year ended December 31, 2012, an increase of $199.7 million, or 79%, compared to the year ended December 31, 2011. The increase in expenses was attributed to increases of $111.7 million in Performance Fee Compensation due to greater Total Performance Fees, $53.5 million in Compensation due to greater Total Management Fees and $34.5 million in Other Operating Expenses primarily due to greater start up costs and professional fees related to launching new products.

Expenses were $253.4 million for the year ended December 31, 2011, a decrease of $51.6 million, or 17%, compared to the year ended December 31, 2010. The $51.6 million decrease in expenses was primarily attributed to a decrease of $67.8 million in Performance Fee Compensation, partially offset by increases of $5.3 million in Compensation and $10.8 million in Other Operating Expenses. Performance Fee Compensation was $74.8 million for the year ended December 31, 2011, compared to $142.6 million for the prior year period. The decrease was primarily due a decrease of $119.2 million in Performance Fees compared to the prior year period due to the reasons noted above. Compensation increased $5.3 million to $128.6 million for the year ended

December 31, 2011, compared to $123.3 million for the prior year period. Other Operating Expenses increased $10.8 million to $50.0 million for the year ended December 31, 2011, compared to $39.1 million for the prior year period primarily due to increases in professional fees related to business development and fund-raising activities.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Average Annual Returns (a)
	Periods Ended December 31, 2012
	One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	18%	13%	16%	12%	10%	7%	12%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the Internal Rates of Return of our significant Credit drawdown funds:

	Year Ended December 31,						December 31, 2012 Inception to Date
	2012		2011		2010		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	37%	26%	28%	22%	25%	18%	26%	19%
Rescue Lending Funds (c)	21%	16%	4%	2%	67%	36%	21%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of December 31, 2012, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$357,417	$382,240	$426,140	$(24,823)	-6%	$(43,900)	-10%
Transaction and Other Fees, Net	295	321	362	(26)	-8%	(41)	-11%

Total Advisory and Transaction Fees	357,712	382,561	426,502	(24,849)	-6%	(43,941)	-10%

Investment Income
Realized	1,392	594	814	798	134%	(220)	-27%
Unrealized	1,348	304	534	1,044	N/M	(230)	-43%

Total Investment Income	2,740	898	1,348	1,842	N/M	(450)	-33%
Interest and Dividend Revenue	7,157	6,799	5,972	358	5%	827	14%
Other	(804)	(383)	(1,912)	(421)	-110%	1,529	80%

Total Revenues	366,805	389,875	431,910	(23,070)	-6%	(42,035)	-10%

Expenses
Compensation and Benefits
Compensation	235,137	248,695	277,949	(13,558)	-5%	(29,254)	-11%
Other Operating Expenses	84,589	81,538	70,272	3,051	4%	11,266	16%

Total Expenses	319,726	330,233	348,221	(10,507)	-3%	(17,988)	-5%

Economic Income	$47,079	$59,642	$83,689	$(12,563)	-21%	$(24,047)	-29%

N/M	Not meaningful.

Revenues

Revenues were $366.8 million for the year ended December 31, 2012, a decrease of $23.1 million, or 6%, compared to $389.9 million for the year ended December 31, 2011. The decrease in revenues was driven primarily by decreases in Blackstone’s fund placement business and in Blackstone Advisory Partners’ business, partially offset by an increase in Blackstone’s restructuring and reorganization business. The decrease in fees earned by Blackstone’s fund placement business was due to decreases in the fund-raising of capital from institutional investors for alternative investment products compared to the prior year period. The decrease in Blackstone Advisory Partners’ business was due to a small decline in the number and size of transactions completed relative to the prior year. The increase in Blackstone’s restructuring and reorganization business was driven primarily by an increase in the size and number of transactions that closed in 2012 as compared to the prior year.

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

Expenses

Expenses were $319.7 million for the year ended December 31, 2012, a decrease of $10.5 million, or 3%, compared to $330.2 million for the year ended December 31, 2011. Compensation and Benefits decreased $13.6 million compared to the year ended December 31, 2011, principally due to decreases in compensation expense in Blackstone Advisory Partners’ and fund placement business, partially offset by an increase in such costs in our restructuring and reorganization business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $3.1 million over the year ended December 31, 2011, principally due to increases in consulting fees related to various non-recurring deals and other expenses allocated to the segment.

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

Liquidity and Capital Resources

General

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, or pay distributions to unitholders.

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Redeemable Non-Controlling Interests in Consolidated Entities, Non-Controlling Interests in Consolidated Entities and Appropriated Partners’ Capital in the Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total assets were $28.9 billion as of December 31, 2012, an increase of $7.0 billion from December 31, 2011. The increase in total assets was primarily attributable to a $5.7 billion increase in Investments mainly due to acquisitions of the management contracts of certain CLO vehicles that were consolidated during 2012. Total liabilities were $17.7 billion as of December 31, 2012, an increase of $5.1 billion from December 31, 2011. The increase in total liabilities was primarily due to an increase in Loans Payable of $4.2 billion, related to the acquisition of the management contracts of certain CLO vehicles that were consolidated during 2012 as well as our August 2012 debt issuance.

For the year ended December 31, 2012, we had Total Fee Related Revenues of $2.2 billion and related expenses of $1.5 billion, generating Fee Related Earnings of $700.3 million and Distributable Earnings of $1.0 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. On July 13, 2012, an indirect subsidiary of Blackstone amended its revolving credit facility. The amendment is described in Note 12. “Borrowings.” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data. As of December 31, 2012, Blackstone had $709.5 million in cash, $1.4 billion invested in Blackstone’s Treasury cash management strategies, $135.3 million invested in liquid Blackstone Funds, $2.0 billion invested in illiquid Blackstone Funds and $146.4 million invested in other investments, against $1.6 billion in borrowings from our 2009, 2010 and 2012 bond issuances, and no borrowings outstanding under its revolving credit facility.

In addition to the cash we received in connection with our IPO, debt offerings and our borrowing facilities, we expect to receive (a) cash generated from operating activities, (b) Carried Interest and incentive income realizations, and (c) realizations on the carry and hedge fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Taxes and Related Payables including the Payable Under Tax Receivable Agreement.

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Base Management Fees (a)	$1,591,403	$1,281,185	$1,069,471
Advisory Fees (a)	357,417	382,240	426,140
Transaction and Other Fees, Net (a)	227,119	247,513	137,748
Management Fee Offsets (a)	(40,953)	(33,393)	(2,313)
Interest Income and Other Revenue (b)	77,548	50,859	50,755
Compensation (a)	(1,030,776)	(960,569)	(859,114)
Other Operating Expenses (a)	(481,445)	(421,342)	(344,516)

Fee Related Earnings	700,313	546,493	478,171
Net Realized Incentive Fees (b)	161,422	33,117	59,100
Net Realized Carried Interest (b)	230,989	95,292	174,247
Net Realized Investment Income (b)	73,526	96,518	39,133
Taxes and Related Payables (c)	(132,325)	(74,696)	(48,867)

Distributable Earnings	1,033,925	696,724	701,784
Net Unrealized Incentive Fees (b)	15,217	(4,169)	44,318
Net Unrealized Carried Interest (b)	672,591	733,574	291,662
Net Unrealized Investment Income (b)	186,949	84,146	494,139
Add Back: Related Payables (d)	86,617	28,933	19,935

Economic Net Income	$1,995,299	$1,539,208	$1,551,838

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

	Year Ended December 31,
	2012	2011	2010
Interest Income and Dividend Revenue (a)	$46,630	$38,844	$36,096
Other Revenue (a)	5,149	7,415	(618)
Investment Income—Blackstone’s Treasury Cash Management Strategies (b)	25,769	4,600	15,277

Interest Income and Other Revenue	$77,548	$50,859	$50,755

Realized Incentive Fees (a)	301,464	89,029	116,700
Less: Realized Incentive Fee Compensation (a)	(140,042)	(55,912)	(57,600)

Net Realized Incentive Fees	$161,422	$33,117	$59,100

Realized Carried Interest (a)	$327,422	$138,907	$244,963
Less: Realized Carried Interest Compensation (a)	(96,433)	(43,615)	(70,716)

Net Realized Carried Interest	$230,989	$95,292	$174,247

Realized Investment Income (a)	$95,398	$102,575	$46,915
Adjustment Related to Realized Investment Income—Blackstone’s Treasury Cash Management Strategies (c)	(21,872)	(6,057)	(7,782)

Net Realized Investment Income	$73,526	$96,518	$39,133

Unrealized Incentive Fees (a)	$(29,311)	$(24,928)	$107,624
Less: Unrealized Incentive Fee Compensation (a)	44,528	20,759	(63,306)

Net Unrealized Incentive Fees	$15,217	$(4,169)	$44,318

Unrealized Carried Interest (a)	$994,190	$971,518	$457,002
Less: Unrealized Carried Interest Compensation (a)	(321,599)	(237,944)	(165,340)

Net Unrealized Carried Interest	$672,591	$733,574	$291,662

Unrealized Investment Income (a)	$190,846	$82,689	$501,634
Less: Investment Income—Blackstone’s Treasury Cash Management Strategies (b)	(25,769)	(4,600)	(15,277)
Less: Adjustment Related to Realized Investment Income—Blackstone’s Treasury Cash Management Strategies (c)	21,872	6,057	7,782

Net Unrealized Investment Income	$186,949	$84,146	$494,139

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group L.P.	$218,598	$(168,303)	$(370,028)
Net Income (Loss) Attributable to Non- Controlling Interests in Blackstone Holdings	407,727	(83,234)	(668,444)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	99,959	7,953	343,498
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	103,598	(24,869)	87,651

Net Income (Loss)	829,882	(268,453)	(607,323)
Provision for Taxes	185,023	345,711	84,669

Income (Loss) Before Provision for Taxes	1,014,905	77,258	(522,654)
IPO and Acquisition-Related Charges (a)	1,079,511	1,269,932	2,369,195
Amortization of Intangibles (b)	150,148	220,865	165,378
Income (Loss) Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(203,557)	16,916	(431,149)

Economic Income	2,041,007	1,584,971	1,580,770
Taxes (d)	(45,708)	(45,763)	(28,932)

Economic Net Income	1,995,299	1,539,208	1,551,838
Taxes (d)	45,708	45,763	28,932
Performance Fee Adjustment (e)	(1,593,765)	(1,174,526)	(926,289)
Investment Income (Loss) Adjustment (f)	(286,244)	(185,264)	(548,549)
Investment Income—Blackstone’s Treasury Cash Management Strategies (g)	25,769	4,600	15,277
Performance Fee Compensation and Benefits Adjustment (h)	513,546	316,712	356,962

Fee Related Earnings	700,313	546,493	478,171
Realized Performance Fees (i)	392,411	128,409	233,347
Realized Investment Income (j)	95,398	102,575	46,915
Adjustment Related to Realized Investment Income—Blackstone’s Treasury Cash Management Strategies (k)	(21,872)	(6,057)	(7,782)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(132,325)	(74,696)	(48,867)

Distributable Earnings	1,033,925	696,724	701,784
Interest	69,152	53,201	36,666
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	132,325	74,696	48,867
Depreciation and Amortization	42,235	32,764	26,629

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization	$1,277,637	$857,385	$813,946

(a)	The adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.

(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss)—Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.

Amortization of non-cash deferred compensation included in Economic Income was $90.0 million, $84.6 million and $68.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2012 consisted of the following:

Fund	Original Commitment	Remaining Commitment
Private Equity	(Dollars in Thousands)
BCP VI	$719,718	$580,412
BCP V	629,356	68,630
BCP IV	150,000	5,278
BCOM	50,000	4,762
Blackstone Energy Partners (“BEP”)	50,000	39,878
China Fund (“RMB”)	8,983	7,907
Tactical Opportunities	32,600	27,238
Woori Blackstone Korea I	5,698	1,679
Blackstone Clean Technology Partners	4,575	363

Real Estate Funds
BREP VII	300,000	172,424
BREP VI	750,000	52,170
BREP V	52,545	2,313
BREP International II	27,227	1,652
BREP Europe III	100,000	38,022
Capital Trust Opportunity Partners I	25,000	14,797
Capital Trust High Grade Partners II	2,935	480
Blackstone Real Estate Special Situations Fund II	42,508	16,395
Blackstone Real Estate Special Situations Fund G	2,500	547
Blackstone Commercial Real Estate Debt Fund	10,000	1,956

Hedge Fund Solutions
Strategic Alliance II	50,000	26,361
Strategic Alliance	50,000	2,033

Credit
Capital Opportunities Fund II L.P. (“COF II”)	120,000	98,607
Blackstone / GSO Capital Solutions	50,000	10,518
BMezz	41,000	2,590
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	27,385	15,931

Total	$3,351,966	$1,199,220

(a)	Represents capital commitments to a number of other Credit funds.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For

BCP VI, BREP VI, BREP Europe III, BREP VII, Tactical Opportunities and COF II, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million, $100 million, $7 million and $110 million, respectively, of the aggregate applicable general partner original commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2012, no units were repurchased. As of December 31, 2012, the amount remaining under this program available for repurchases was $335.8 million.

Distributions

Distributable Earnings, which is derived from Blackstone’s segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including

Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Including the Payable Under Tax Receivable Agreement.

Our current intention is to distribute to common unitholders each quarter substantially all of our Net Cash Available for Distribution to Common Unitholders, subject to a base quarterly distribution of $0.12 per unit. Net Cash Available for Distribution to Common Unitholders is The Blackstone Group L.P.’s share of Distributable Earnings, less realized investment gains and returns of capital from investments and acquisitions, in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter.

In circumstances in which the Net Cash Available for Distribution to Common Unitholders for a quarter falls short of the amount necessary to support the base distribution of $0.12 per unit, Blackstone intends to correspondingly reduce subsequent quarterly distributions below the amounts supported by the Net Cash Available for Distribution to Common Unitholders by the amount of the shortfall, but not below $0.12 per unit.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner and our general partner may change our distribution policy at any time, including, without limitation, to reduce the quarterly distribution payable to our common unitholders to less than $0.12 per unit or even to eliminate such distributions entirely.

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

With respect to fiscal year 2012, we have paid to common unitholders distributions of $0.10 per common unit in respect of each of the first three quarters and an additional distribution of $0.42 per common unit in respect of the fourth quarter. With respect to fiscal years 2011 and 2010, we paid aggregate distributions of $0.52 per common unit and $0.62 per common unit, respectively, to record holders of common units.

With respect to fiscal year 2012, we have paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships distributions of $0.10 per Blackstone Holdings partnership unit in respect of each of the first three quarters and an additional distribution of $0.58 per Blackstone Holdings partnership unit in respect of the fourth quarter. With respect to fiscal years 2011 and 2010, we paid aggregate distributions of $0.58 per Blackstone Holdings partnership unit and $0.65 per Blackstone Holdings partnership unit, respectively.

Leverage

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders, including through the issuance of debt securities. As of December 31, 2012, we had total partners’ capital of $9.7 billion, including $709.5 million in cash, $1.4 billion invested in Blackstone’s Treasury cash management strategies, $135.3 million invested in liquid Blackstone Funds, $2.0 billion invested in illiquid Blackstone Funds and $146.4 million invested in other investments, against $1.6 billion in borrowings from our 2009, 2010 and 2012 bond issuances.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2012	$248.0	$142.3	$226.4
Balance, December 31, 2011	$139.5	$101.8	$143.8
Year Ended December 31, 2012
Average Daily Balance	$117.2	$109.5	$126.7
Maximum Daily Balance	$248.0	$206.1	$244.5

Our private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than (a) for short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 20% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

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

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in the Blackstone Holdings partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone

Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings. Income (Loss) attributable to Blackstone Holdings, excluding certain costs and expenses borne directly by Blackstone Holdings, is calculated based on the year to date average percentage of Blackstone Holdings partnership units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

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

Where the VIEs have qualified for the deferral of the consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies, Recent Accounting Developments” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.75% of committed capital or invested capital during the investment period,

•	0.75% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.25% to 1.40% of net asset value or invested capital.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO and CDO vehicles:

•	0.05% to 1.25% of total assets or invested capital.

On credit-focused registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

Transaction and other fees (including monitoring fees) are fees charged directly to managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

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

Performance Fees—Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

In certain fund structures, specifically in private equity, real estate and certain credit-focused funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the terms of the fund.

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

Other Revenue—Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits—Compensation—Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

•

Level III—Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, corporate bonds and loans held within CLO vehicles, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles generally are classified within Level III of the fair value hierarchy.

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

•

Investment Funds held by the consolidated Blackstone Funds are valued using net asset value per share as described in Level III Valuation Techniques—Funds of Hedge Funds. Certain investments in investment funds are classified within Level II of the fair value hierarchy as the investment can be redeemed at, or within three months of, the reporting date.

•

Freestanding Derivatives and Derivative Instruments Used in Fair Value Hedging Strategies are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

Level III Valuation Techniques

In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, certain funds of hedge funds and credit-focused investments.

Private Equity Investments—The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Real Estate Investments—The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s fair value.

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

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the observability of pricing inputs as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Credit-Focused Investments—The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach.

Credit-Focused Liabilities—Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method.

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. Accounting for these financial instruments at fair value is consistent with how the Partnership accounts for its other principal investments. Loans extended to third parties are recorded within Accounts Receivable within the Consolidated Statements of Financial Condition. Debt securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers as described in Note 3. “Acquisitions, Goodwill and Intangible Assets.” The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

The Partnership has elected the fair value option for certain proprietary investments that would otherwise have been accounted for using the equity method of accounting. The fair value of such investments is based on quoted prices in an active market or using the discounted cash flow method. Changes in fair value are recognized in Investment Income (Loss) in the Consolidated Statements of Operations.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 4 to 20 years, reflecting the contractual lives of such funds. Amortization expense is included within General, Administrative and Other in the accompanying Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO and the acquisition of GSO in 2008.

The carrying value of goodwill was $1.7 billion as of December 31, 2012 and December 31, 2011. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of December 31, 2012, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values. As of December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. In 2012, Blackstone performed a qualitative assessment to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values. In prior periods, Blackstone performed a quantitative assessment to evaluate the fair value of our operating segments. In determining fair value for each of our segments, we utilized a discounted cash flow methodology based on the adjusted cash flows from operations for each segment. We believed this method provides the best approximation of fair value. In calculating the discounted cash flows, we began with the adjusted cash flows from operations of each segment. We then determined the most likely growth rate by operating segment for each of the next four years and assume a terminal value by segment. We did not apply a control premium. The discounted cash flow analysis included the Blackstone issued notes and borrowings under the revolving credit facility, if any, and included an allocation of interest expense to each segment for the unused commitment fee on Blackstone’s revolving credit facility. We used a discount rate that reflected the weighted average cost of capital adjusted for the risks inherent in the future cash flows.

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

Recent Accounting Developments

Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2012 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	2013	2014–2015	2016–2017	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$67,883	$122,634	$107,215	$178,771	$476,503
Purchase Obligations	16,601	10,906	480	—	27,987
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	96,890	193,762	193,762	620,515	1,104,929
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	1,188	5,040	—	—	6,228
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	58	26	—	—	84
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	102,111	18,825	—	12,870,208	12,991,144
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	174,178	335,814	335,814	538,176	1,383,982
Blackstone Funds Capital Commitments to Investee Funds (h)	42,103	—	—	—	42,103
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	171,650	142,539	946,161	1,260,350
Unrecognized Tax Benefits, Including Interest and Penalties (j)	5,885	—	—	—	5,885
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (k)	1,199,220	—	—	—	1,199,220

Consolidated Contractual Obligations	1,706,117	858,657	779,810	16,788,831	20,133,415
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(102,111)	(18,825)	—	(12,870,208)	(12,991,144)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(174,178)	(335,814)	(335,814)	(538,176)	(1,383,982)
Blackstone Funds Capital Commitments to Investee Funds (h)	(42,103)	—	—	—	(42,103)

Blackstone Operating Entities Contractual Obligations	$1,387,725	$504,018	$443,996	$3,380,447	$5,716,186

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2012, we had no outstanding borrowings under our revolver.

(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2012, at spreads to market rates pursuant to the financing agreements, at 1.03%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2012, at spreads to market rates pursuant to the financing agreements, and range from 0.38% to 17.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part II. Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	The total represents gross unrecognized tax benefits of $4.0 million and interest and penalties of $1.9 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $26.8 million and interest of $4.4 million; therefore, such amounts are not included in the above contractual obligations table.
(k)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies—Contingencies—Guarantees” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2012.

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

The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate and multi-asset class investment funds, which may have an interim clawback liability. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points through 2018. Further extensions of such terms may be implemented under given circumstances.

As of December 31, 2012, the clawback obligations were $267.1 million, of which $101.8 million related to Blackstone Holdings and $165.3 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.)

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

•

In our capacity as adviser to certain of our hedge fund solutions and credit funds, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2012 and December 31, 2011, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, are as follows:

	As of December 31,
	2012	2011
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	27%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2012 and December 31, 2011, we estimate that a 10% decline in fair value of the investments would result in declines in the following items:

	December 31,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$51,672	$1,175,115	$256,479	$41,456	$877,202	$242,216

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$32,367,802	68%
Real Estate	44,539,227	95%
Hedge Fund Solutions	44,812,075	73%
Credit	24,615,004	40%

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

Investors in all of our carry funds (and certain of our credit-focused funds and funds of hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund. But if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2012 and December 31, 2011, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in declines in the following items:

	December 31,
	2012			2011
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,175	$123,435	$34,448	$8,655	$120,504	$34,784

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2012 and December 31, 2011, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$301	$4,782

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. We estimate that our annualized investment income would decrease by $22.1 million, or 1.0% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $5.4 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $20.1 million, or 0.9% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, Blackstone has changed its method of presenting comprehensive income in 2012 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2013

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2012	December 31, 2011
Assets
Cash and Cash Equivalents	$709,502	$754,744
Cash Held by Blackstone Funds and Other	1,404,411	724,762
Investments (including assets pledged of $141,931 and $101,298 at December 31, 2012 and December 31, 2011, respectively)	20,847,270	15,128,299
Accounts Receivable	638,164	406,140
Reverse Repurchase Agreements	248,018	139,485
Due from Affiliates	1,120,067	860,514
Intangible Assets, Net	598,535	595,488
Goodwill	1,703,602	1,703,602
Other Assets	376,372	337,396
Deferred Tax Assets	1,285,611	1,258,699

Total Assets	$28,931,552	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$13,051,404	$8,867,568
Due to Affiliates	2,002,644	1,811,468
Accrued Compensation and Benefits	1,254,978	903,260
Securities Sold, Not Yet Purchased	226,425	143,825
Repurchase Agreements	142,266	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	1,038,888	828,873

Total Liabilities	17,716,605	12,656,843

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,556,185	1,091,833

Partners’ Capital
Partners’ Capital (common units: 556,354,387 issued and outstanding as of December 31, 2012; 489,430,907 issued and outstanding as of December 31, 2011)	4,955,649	4,281,841
Appropriated Partners’ Capital	509,028	386,864
Accumulated Other Comprehensive Income	2,170	1,958
Non-Controlling Interests in Consolidated Entities	1,443,559	1,029,270
Non-Controlling Interests in Blackstone Holdings	2,748,356	2,460,520

Total Partners’ Capital	9,658,762	8,160,453

Total Liabilities and Partners’ Capital	$28,931,552	$21,909,129

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

	December 31, 2012	December 31, 2011
Assets
Cash Held by Blackstone Funds and Other	$1,163,915	$598,441
Investments	12,320,611	8,961,960
Accounts Receivable	187,343	33,405
Due from Affiliates	27,034	36,502
Other Assets	35,447	12,031

Total Assets	$13,734,350	$9,642,339

Liabilities
Loans Payable	$11,375,877	$7,801,136
Due to Affiliates	253,546	311,909
Accounts Payable, Accrued Expenses and Other	518,656	244,488

Total Liabilities	$12,148,079	$8,357,533

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Management and Advisory Fees, Net	$2,030,693	$1,811,750	$1,584,748

Performance Fees
Realized
Carried Interest	327,422	138,907	244,963
Incentive Fees	301,801	90,099	121,758
Unrealized
Carried Interest	994,190	971,518	457,002
Incentive Fees	(30,361)	(17,864)	114,111

Total Performance Fees	1,593,052	1,182,660	937,834

Investment Income
Realized	93,963	87,542	29,157
Unrealized	256,231	125,781	532,004

Total Investment Income	350,194	213,323	561,161

Interest and Dividend Revenue	40,354	37,427	36,218
Other	5,148	7,416	(619)

Total Revenues	4,019,441	3,252,576	3,119,342

Expenses
Compensation and Benefits
Compensation	2,091,698	2,421,712	3,253,226
Performance Fee Compensation
Realized
Carried Interest	96,433	43,615	70,716
Incentive Fees	140,042	55,912	57,600
Unrealized
Carried Interest	321,599	237,945	165,340
Incentive Fees	(44,528)	(20,759)	63,307

Total Compensation and Benefits	2,605,244	2,738,425	3,610,189
General, Administrative and Other	548,738	566,313	466,358
Interest Expense	72,870	57,824	41,229
Fund Expenses	33,829	25,507	26,214

Total Expenses	3,260,681	3,388,069	4,143,990

Other Income
Reversal of Tax Receivable Agreement Liability	—	197,816	—
Net Gains from Fund Investment Activities	256,145	14,935	501,994

Total Other Income	256,145	212,751	501,994

Income (Loss) Before Provision for Taxes	1,014,905	77,258	(522,654)
Provision for Taxes	185,023	345,711	84,669

Net Income (Loss)	829,882	(268,453)	(607,323)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	103,598	(24,869)	87,651
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	99,959	7,953	343,498
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	407,727	(83,234)	(668,444)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$218,598	$(168,303)	$(370,028)

Distributions Declared per Common Unit	$0.52	$0.62	$0.60

Net Income (Loss) Per Common Unit
Common Units, Basic and Diluted	$0.41	$(0.35)	$(1.02)

Weighted-Average Common Units Outstanding
Common Units, Basic	533,703,606	475,582,718	364,021,369

Common Units, Diluted	538,669,070	475,582,718	364,021,369

Revenues Earned from Affiliates
Management and Advisory Fees	$254,729	$317,675	$189,006

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income (Loss)	$829,882	$(268,453)	$(607,323)
Other Comprehensive Income (Loss), Net of Tax—Currency Translation Adjustment	1,859	7,056	(13,613)

Comprehensive Income (Loss)	831,741	(261,397)	(620,936)
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	103,598	(24,869)	87,651
Comprehensive Income in Non-Controlling Interests in Consolidated Entities	101,606	17,353	328,003
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	407,727	(83,234)	(668,444)

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$218,810	$(170,647)	$(368,146)

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.				Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2009	319,939,772	$3,376,707	$—	$2,420	$540,283	$2,097,812	$6,017,222	$526,311
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	406,858	—	58	—	406,916	—
Net Income (Loss)	—	(370,028)	—	—	343,498	(668,444)	(694,974)	87,651
Allocation of Income of Consolidated CLO Entities	—	—	79,220	—	(79,220)	—	—	—
Currency Translation Adjustment	—	—	—	1,882	(15,495)	—	(13,613)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(15,495)	—	15,495	—	—	—
Reclassification of Capital Due to Non-Controlling Interest Holders	—	—	—	—	(73,862)	—	(73,862)	—
Capital Contributions	—	—	—	—	140,741	—	140,741	154,648
Capital Distributions	—	(210,395)	—	—	(37,147)	(388,994)	(636,536)	(104,823)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(21,997)	21,997	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(573)	—	—	—	—	(573)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	67,893	—	—	—	—	67,893	—
Equity-Based Compensation	—	769,818	—	—	—	1,588,926	2,358,744	—
Relinquished with Deconsolidation of Partnership	—	—	—	—	—	—	—	(4,397)
Net Delivery of Vested Common Units	6,929,888	(23,943)	—	—	—	—	(23,943)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(84,888)	(1,198)	—	—	—	(13)	(1,211)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(19,346)	—	—	—	19,346	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	85,608,055	252,113	—	—	—	(252,113)	—	—
Issuance of Common Units to Pátria	3,699,195	47,163	—	—	—	—	47,163	—

Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$812,354	$2,418,517	$7,593,967	$659,390

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

	Common Units	The Blackstone Group L.P.			Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
		Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income
Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$812,354	$2,418,517	$7,593,967	$659,390
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	97,660	—	113	—	97,773	—
Net Income (Loss)	—	(168,303)	—	—	7,953	(83,234)	(243,584)	(24,869)
Allocation of Losses of Consolidated CLO Entities	—	—	(190,780)	—	190,780	—	—	—
Currency Translation Adjustment	—	—	—	(2,344)	9,400	—	7,056	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	9,400	—	(9,400)	—	—	—
Capital Contributions	—	—	—	—	279,293	—	279,293	909,425
Capital Distributions	—	(294,169)	—	—	(263,837)	(408,663)	(966,669)	(344,450)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	2,614	(2,614)	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(466)	—	—	—	(1,652)	(2,118)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	58,391	—	—	—	—	58,391	—
Equity-Based Compensation	—	565,438	—	—	—	761,464	1,326,902	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	1	—	—	—	1	(107,663)
Net Delivery of Vested Common Units	8,105,566	(34,590)	—	—	—	—	(34,590)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	—	—	—	—	—	(469)	(469)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(5,893)	—	—	—	5,893	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	62,055,376	228,722	—	—	—	(228,722)	—	—
Issuance of New Units	3,177,943	44,500	—	—	—	—	44,500	—

Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833

continued…

See notes to consolidated financial statements.

		The Blackstone Group L.P.			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Consolidation of Certain Funds	—	—	—	—	—	—	—	50,224
Net Income	—	218,598	—	—	99,959	407,727	726,284	103,598
Allocation of Losses of Consolidated CLO Entities	—	—	(112,869)	—	112,869	—	—	—
Currency Translation Adjustment	—	—	—	212	1,647	—	1,859	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	1,647	—	(1,647)	—	—	—
Capital Contributions	—	—	—	—	322,562	34	322,596	462,261
Capital Distributions	—	(271,890)	—	—	(116,672)	(342,640)	(731,202)	(151,713)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(4,584)	(17,392)	(21,976)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(63)	—	—	—	—	(63)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	57,356	—	—	—	—	57,356	—
Equity-Based Compensation	—	437,444	—	—	—	494,834	932,278	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(18)
Net Delivery of Vested Common Units	8,748,146	(21,453)	—	—	—	(911)	(22,364)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(2,423)	—	—	—	2,423	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	58,175,334	256,239	—	—	—	(256,239)	—	—

Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net Income (Loss)	$829,882	$(268,453)	$(607,323)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Blackstone Funds Related:
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(397,470)	59,973	(720,716)
Net Realized Gains on Investments	(710,755)	(540,353)	(337,932)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(181,481)	(116,183)	(460,450)
Unrealized Depreciation (Appreciation) on Hedge Activities	22,599	(1,283)	(1,952)
Non-Cash Performance Fees	(699,711)	(714,830)	(379,156)
Non-Cash Performance Fee Compensation	513,546	316,713	356,962
Equity-Based Compensation Expense	949,633	1,396,062	2,440,148
Amortization of Intangibles	139,174	207,591	162,051
Other Non-Cash Amounts Included in Net Income (Loss)	353,052	164,359	20,591
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	(367,101)	545,637	(447,084)
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(48,284)	(110,607)	(4,398)
Accounts Receivable	(60,520)	116,714	(108,162)
Reverse Repurchase Agreements	(108,533)	41,940	(181,425)
Due from Affiliates	(73,485)	(31,403)	(68,761)
Other Assets	51,031	(19,233)	(20,802)
Accrued Compensation and Benefits	(119,862)	(273,281)	(101,377)
Securities Sold, Not Yet Purchased	88,474	22,407	114,683
Accounts Payable, Accrued Expenses and Other Liabilities	(408,256)	(203,419)	12,535
Repurchase Agreements	40,417	39,177	62,672
Due to Affiliates	(88,425)	(3,439)	3,286
Treasury Cash Management Strategies:
Investments Purchased	(3,414,291)	(3,198,632)	(2,246,082)
Cash Proceeds from Sale of Investments	2,729,689	3,486,836	1,930,489
Blackstone Funds Related:
Investments Purchased	(6,845,184)	(6,113,038)	(4,411,114)
Cash Proceeds from Sale or Pay Down of Investments	8,389,016	6,296,358	4,621,432

Net Cash Provided by (Used in) Operating Activities	583,155	1,099,613	(371,885)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(37,020)	(36,484)	(54,160)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(188,306)	(23,744)	(21,886)
Changes in Restricted Cash	2,345	330	(143)

Net Cash Used in Investing Activities	(222,981)	(59,898)	(76,189)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(261,582)	(608,287)	(113,872)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	773,714	1,183,952	262,006

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2012	2011	2010
Purchase of Interests from Certain Non-Controlling Interest Holders	$(63)	$(466)	$(573)
Net Delivery of Vested Common Units and Repurchase of Common and Holdings Units	(22,364)	(36,711)	(25,154)
Proceeds from Loans Payable	633,742	13,301	415,828
Repayment and Repurchase of Loans Payable	(33,168)	(27,424)	(43,266)
Distributions to Unitholders	(614,530)	(702,832)	(599,390)
Blackstone Funds Related:
Proceeds from Loans Payable	17,820	342,133	392,071
Repayment of Loans Payable	(898,980)	(1,037,181)	(203,026)

Net Cash Provided by (Used in) Financing Activities	(405,411)	(873,515)	84,624

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(77)	(25)

Net Increase (Decrease) in Cash and Cash Equivalents	(45,242)	166,123	(363,475)
Cash and Cash Equivalents, Beginning of Period	754,744	588,621	952,096

Cash and Cash Equivalents, End of Period	$709,502	$754,744	$588,621

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$80,159	$81,407	$3,554

Payments for Income Taxes	$30,234	$43,945	$57,672

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$6,803	$—	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(6,803)	$—	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(5,409)	$(2,775)	$16,670

Net Assets Related to the Consolidation of CLO Vehicles	$233,541	$97,773	$406,916

Net Assets Related to the Consolidation of Certain Fund Entities	$50,224	$—	$—

Reclassification of Capital Due to Non-Controlling Interest Holders	$—	$—	$(73,862)

In-kind Redemption of Capital	$(2,017)	$(52,467)	$(28,098)

In-kind Contribution of Capital	$2,017	$8,705	$54,289

Notes Issuance Costs	$4,788	$—	$2,000

Transfer of Interests to Non-Controlling Interest Holders	$(4,584)	$2,614	$(21,996)

Change in The Blackstone Group L.P.’s Ownership Interest	$(2,423)	$(5,893)	$(19,346)

Net Settlement of Vested Common Units	$167,046	$186,644	$198,739

Conversion of Blackstone Holdings Units to Common Units	$256,239	$228,722	$252,113

Acquisition of Ownership Interests from Non-Controlling Interest Holders:
Deferred Tax Asset	$(204,320)	$(300,471)	$(351,183)

Due to Affiliates	$146,964	$242,080	$283,290

Partners’ Capital	$57,356	$58,391	$67,893

Issuance of New Units	$—	$44,500	$47,163

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts, and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

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

Generally, holders of the limited partner interests in the four Holding Partnerships may, four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone Common Units, on a one-to-one basis, exchanging one Partnership Unit in each of the four Holding Partnerships for one Blackstone Common Unit.

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

The December 31, 2011 Consolidated Statement of Financial Condition reflects an increase of $506.2 million to reflect the cumulative effect of a reclassification to Redeemable Non-Controlling Interests in Consolidated Entities. This amount had previously been classified within Non-Controlling Interests in Consolidated Entities but should properly be, and now has been, classified within Redeemable Non-Controlling Interests in Consolidated Entities. In addition, the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 reflect increases to Net Income (Loss) Attributable to Redeemable Non-Controlling

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Interests in Consolidated Entities of $7.7 million and $2.8 million, respectively, with corresponding decreases to Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities to correctly classify the portion of Net Gains (Losses) from Fund Investment Activities attributable to Redeemable Non-Controlling Interests in Consolidated Entities. These immaterial restatements had no impact on Net Income (Loss) Attributable to The Blackstone Group L.P., Net Income (Loss) per Common Unit—Basic or Diluted, or the Consolidated Statements of Cash Flows.

A reclassification was made to prior year amounts to conform to the current year presentation. As of June 30, 2012, Blackstone elected to separately present Carried Interest and Incentive Fees in each of the Realized and Unrealized components of Performance Fee Revenue and Performance Fee Compensation in the Consolidated Statements of Operations. Previously, these amounts were not separately reported. This presentation had no impact on the respective financial statement captions.

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

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in the Blackstone Holdings partnerships, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings. Income (Loss) attributable to Blackstone Holdings, excluding certain costs and expenses borne directly by Blackstone Holdings, is calculated based on the year to date average percentage of Blackstone Holdings partnership units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

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

Where the VIEs have qualified for the deferral of the current consolidation guidance, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

Blackstone’s other disclosures regarding VIEs are discussed in Note 9. “Variable Interest Entities”.

Business Combinations

The Partnership accounts for business combinations using the acquisition method of accounting. On the acquisition date, the Partnership recognizes identifiable assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date fair values. Transaction costs are expensed as incurred.

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

Transaction and other fees (including monitoring fees) are fees charged directly to managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

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

Performance Fees—Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

In certain fund structures, specifically in private equity, real estate and certain credit-focused funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Carried Interest is subject to clawback to the extent that the Carried Interest actually distributed to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund’s life or one year after a realized loss is incurred, depending on the terms of the fund.

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

Other Revenue—Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

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

•

Level III—Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, corporate bonds and loans held within CLO vehicles, certain over the counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds which use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side-pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles generally are classified within Level III of the fair value hierarchy.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Investment Funds held by the consolidated Blackstone Funds are valued using net asset value per share as described in Level III Valuation Techniques—Funds of Hedge Funds. Certain investments in investment funds are classified within Level II of the fair value hierarchy as the investment can be redeemed at, or within three months of, the reporting date.

•

Freestanding Derivatives and Derivative Instruments Designated as Fair Value Hedges are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

Level III Valuation Techniques

In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, certain funds of hedge funds and credit-focused investments.

Private Equity Investments—The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Private equity investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value.

Real Estate Investments—The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s fair value.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the observability of pricing inputs as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.

Credit-Focused Investments—The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach.

Credit-Focused Liabilities—Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method.

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables and certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. Accounting for these financial instruments at fair value is consistent with how the Partnership accounts for its other principal investments. Loans extended to third parties are recorded within Accounts Receivable within the Consolidated Statements of Financial Condition. Debt securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers as described in Note 3. “Acquisitions, Goodwill and Intangible Assets.” The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

The Partnership has elected the fair value option for certain proprietary investments that would otherwise have been accounted for using the equity method of accounting. The fair value of such investments is based on quoted prices in an active market or using the discounted cash flow method. Changes in fair value are recognized in Investment Income (Loss) in the Consolidated Statements of Operations.

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

Accounts Receivable

Accounts Receivable includes management fees receivable from limited partners, receivables from underlying funds in the fund of hedge funds business, placement and advisory fees receivables, receivables relating to unsettled sale transactions and loans extended to unaffiliated third parties. Accounts Receivable, excluding those for which the fair value option has been elected, are assessed periodically for collectibility. Amounts determined to be uncollectible are charged directly to General, Administrative and Other Expenses in the Consolidated Statements of Operations.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 4 to 20 years, reflecting the contractual lives of such funds. Amortization expense is included within General, Administrative and Other in the accompanying Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO and the acquisition of GSO in 2008. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value, a two-step quantitative

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

assessment is performed to (a) calculate the fair value of the operating segment and comparing it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. Prior to 2012, the Partnership performed the two-step quantitative analysis.

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

Foreign Currency

In the normal course of business, the Partnership may enter into transactions not denominated in United States dollars. Foreign exchange gains and losses arising on such transactions are recorded as Other Revenue in the Consolidated Statements of Operations. Foreign currency transaction gains and losses arising within consolidated Blackstone Funds are recorded in Net Gains (Losses) from Fund Investment Activities. In addition, the Partnership consolidates a number of entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income and allocated to Non-Controlling Interests in Consolidated Entities, as applicable.

Comprehensive Income

Comprehensive Income consists of Net Income and Other Comprehensive Income. The Partnership’s Other Comprehensive Income is comprised of foreign currency cumulative translation adjustments.

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds and side-by-side entities held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P. Non-controlling interests related to funds of hedge funds and certain other credit-focused funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time (typically between one and three years), or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-focused funds during the period when capital may not be withdrawn. As limited partners in these types of

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

Non-Controlling Interests in Blackstone Holdings

Non-Controlling Interests in Blackstone Holdings represent the component of Partners’ Capital in the consolidated Blackstone Holdings Partnerships held by Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to Non-Controlling Interests in Blackstone Holdings. This residual attribution is based on the year to date average percentage of Holdings Partnership units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships.

Compensation and Benefits

Compensation and Benefits—Compensation—Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

Other Income

Net Gains (Losses) from Fund Investment Activities on the Consolidated Statements of Operations include net realized gains (losses) from realizations and sales of investments, the net change in unrealized gains (losses) resulting from changes in the fair value of investments and interest income and expense and dividends attributable to the consolidated Blackstone Funds’ investments.

Expenses incurred by consolidated Blackstone funds are separately presented within Fund Expenses in the Consolidated Statements of Operations.

In 2011, Other Income included the amount attributable to the Reversal of the Tax Receivable Agreement Liability. This is income attributable to a change in tax rate as discussed in Note 13. “Income Taxes”.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated Statements of Operations.

Net Income (Loss) Per Common Unit

Basic Income (Loss) Per Common Unit is calculated by dividing Net Income (Loss) Attributable to The Blackstone Group L.P. by the weighted-average number of common units and unvested participating common units outstanding for the period. Diluted Income (Loss) Per Common Unit reflects the assumed conversion of all dilutive securities. Diluted Income (Loss) Per Common Unit excludes the anti-dilutive effect of Blackstone Holdings Partnership Units and deferred restricted common units, as applicable.

Repurchase and Reverse Repurchase Agreements

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprising primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded in the Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest.

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

In January 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance does not change the requirement for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

The guidance is effective prospectively for periods beginning after December 15, 2012. As the amendments are limited to presentation and disclosure, adoption is not expected to have a material impact on the Partnership’s financial statements.

In September 2011, the FASB issued enhanced guidance on testing goodwill for impairment. The amended guidance provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amended guidance, an entity has

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amended guidance includes examples of events or circumstances that an entity must consider in evaluating whether it is more likely than not that the fair value of reporting units is less than its carrying amount. The amended guidance no longer permits the carry forward of detailed calculations of a reporting unit’s fair value from a prior year. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Blackstone adopted the guidance on October 1, 2012, the date of annual impairment testing. The amended guidance did not have a material impact on the Partnership’s financial statements.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Partnership’s financial statements.

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

The following is a summary of the estimated fair values of assets acquired and liabilities assumed for the Harbourmaster acquisition:

Purchase Price—Cash	$232,044

Fair Value of Assets Acquired and Liabilities Assumed
Assets
Cash	$75,072
Investments in CLOs	9,305
Accounts Receivable	9,329
Other Assets	17,651
Intangible Assets	142,221

253,578
Liabilities Assumed
Accounts Payable, Accrued Expenses and Other Liabilities	21,534

Net Assets Acquired	$232,044

Harbourmaster’s results from the date of acquisition have been included in the Credit segment.

The Partnership incurred $2.1 million of acquisition-related costs which were expensed as incurred and are reflected within the General, Administrative and Other in the Consolidated Statements of Operations.

The Consolidated Statement of Operations for the year ended December 31, 2012 includes the results of Harbourmaster since the date of acquisition, January 5, 2012, through December 31, 2012. Supplemental information on an unaudited pro forma basis, as if the Harbourmaster acquisition had been consummated as of January 1, 2011 is as follows:

Year Ended
December 31, 2011
(Unaudited)
Total Revenues	$3,253,302

Net Loss Attributable to The Blackstone Group L.P.	$(270,796)

Net Loss Per Common Unit—Basic and Diluted	$(0.57)

The results for the period from January 1, 2012 to the acquisition date of January 5, 2012 are not material and, as a result, pro forma unaudited supplemental information has not been provided for the 2012 periods as the amounts are materially consistent with the amounts recognized in the Consolidated Statements of Operations for the year ended December 31, 2012.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Partnership believes are reasonable. These results are not necessarily indicative of the Partnership’s Consolidated Financial Condition or Statements of Operations in future periods or the results that actually would have been realized had the Partnership and Harbourmaster been a combined entity during the periods presented.

Goodwill and Intangible Assets

Goodwill has been allocated to each of the Partnership’s five segments as follows: Private Equity ($694.5 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit ($346.4 million) and Financial Advisory ($68.9 million).

The carrying value of goodwill was $1.7 billion as of December 31, 2012 and December 31, 2011. As of December 31, 2012, the Partnership evaluated that it was not more likely than not that the fair value of its operating segments was less than their respective carrying values. As of December 31, 2011, the fair value of the Partnership’s operating segments substantially exceeded their respective carrying values.

Intangible Assets, Net consists of the following:

	December 31,
	2012	2011
Finite-Lived Intangible Assets / Contractual Rights	$1,536,244	$1,394,023
Accumulated Amortization	(937,709)	(798,535)

Intangible Assets, Net	$598,535	$595,488

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Year	$595,488	$779,311	$919,477
Amortization Expense	(139,174)	(207,591)	(162,051)
Acquisitions	142,221	23,768	21,885

Balance, End of Year	$598,535	$595,488	$779,311

Amortization of Intangible Assets held at December 31, 2012 is expected to be $88.3 million, $83.4 million, $77.1 million, $72.8 million, and $46.4 million for each of the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively. Blackstone’s intangible assets as of December 31, 2012 are expected to amortize over a weighted-average period of 8.6 years.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.    INVESTMENTS

Investments consist of the following:

	December 31, 2012	December 31, 2011

Investments of Consolidated Blackstone Funds	$14,026,745	$10,306,795
Equity Method Investments	2,582,504	2,218,103
Blackstone’s Treasury Cash Management Strategies	1,411,680	685,859
Performance Fees	2,780,217	1,889,152
Other Investments	46,124	28,390

	$20,847,270	$15,128,299

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $500.5 million and $449.6 million at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012 and December 31, 2011, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At December 31, 2012 and December 31, 2011, no investment exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Year Ended December 31,
	2012	2011	2010
Realized Gains (Losses)	$(3,502)	$226,427	$(51,158)
Net Change in Unrealized Gains (Losses)	58,602	(308,364)	453,692

	$55,100	$(81,937)	$402,534

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income (Loss)—Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2012	2011	2010
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$55,100	$(81,937)	$402,534
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	201,045	96,872	99,460

Other Income—Net Gains from Fund Investment Activities	$256,145	$14,935	$501,994

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended December 31, 2012, 2011 and 2010, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Blackstone holds a 40% non-controlling equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) and accounts for this interest using the equity method of accounting.

The Partnership recognized net gains related to its equity method investments of $199.7 million, $135.7 million and $468.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The summarized financial information of the Partnership’s equity method investments for December 31, 2012 are as follows:

	December 31, 2012 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Other (a)	Total

Statement of Financial Condition
Assets
Investments	$31,308,915	$40,230,098	$8,193,041	$11,066,214	$22,345	$90,820,613
Other Assets	1,289,961	1,714,990	1,173,627	2,516,388	46,178	6,741,144

Total Assets	$32,598,876	$41,945,088	$9,366,668	$13,582,602	$68,523	$97,561,757

Liabilities and Partners’ Capital
Debt	$1,478,929	$1,336,305	$65,103	$1,043,595	$972	$3,924,904
Other Liabilities	91,519	703,412	642,925	1,401,910	20,192	2,859,958

Total Liabilities	1,570,448	2,039,717	708,028	2,445,505	21,164	6,784,862

Partners’ Capital	31,028,428	39,905,371	8,658,640	11,137,097	47,359	90,776,895

Total Liabilities and Partners’ Capital	$32,598,876	$41,945,088	$9,366,668	$13,582,602	$68,523	$97,561,757

Statement of Income
Interest Income	$350,153	$128,624	$194	$712,490	$—	$1,191,461
Other Income	13,255	294,105	36,797	7,283	76,809	428,249
Interest Expense	(23,060)	(39,103)	(1,024)	(60,082)	—	(123,269)
Other Expenses	(48,926)	(64,569)	(60,114)	(101,451)	(48,744)	(323,804)
Net Realized and Unrealized Gain from Investments	3,916,697	4,979,027	798,892	1,362,351	1,014	11,057,981

Net Income	$4,208,119	$5,298,084	$774,745	$1,920,591	$29,079	$12,230,618

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2011 are as follows:

	December 31, 2011 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Other (a)	Total

Statement of Financial Condition
Assets
Investments	$25,788,678	$29,856,855	$6,322,821	$8,887,081	$5,018	$70,860,453
Other Assets	321,271	1,736,245	1,167,162	2,355,318	51,153	5,631,149

Total Assets	$26,109,949	$31,593,100	$7,489,983	$11,242,399	$56,171	$76,491,602

Liabilities and Partners’ Capital
Debt	$863,672	$1,384,867	$123,925	$444,313	$979	$2,817,756
Other Liabilities	194,873	334,175	461,854	848,534	25,740	1,865,176

Total Liabilities	1,058,545	1,719,042	585,779	1,292,847	26,719	4,682,932

Partners’ Capital	25,051,404	29,874,058	6,904,204	9,949,552	29,452	71,808,670

Total Liabilities and Partners’ Capital	$26,109,949	$31,593,100	$7,489,983	$11,242,399	$56,171	$76,491,602

Statement of Income
Interest Income	$116	$82,166	$89	$581,090	$2	$663,463
Other Income	516,729	159,400	19,275	26,760	66,456	788,620
Interest Expense	(14,826)	(19,142)	(172)	(24,672)	—	(58,812)
Other Expenses	(50,591)	(54,907)	(51,063)	(78,427)	(25,040)	(260,028)
Net Realized and Unrealized Gain (Loss) from Investments	1,510,622	4,086,549	(71,790)	380,609	—	5,905,990

Net Income (Loss)	$1,962,050	$4,254,066	$(103,661)	$885,360	$41,418	$7,039,233

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2010 are as follows:

	December 31, 2010 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Other (a)	Total

Statement of Financial Condition
Assets
Investments	$23,494,720	$20,695,822	$6,041,012	$8,369,228	$3,914	$58,604,696
Other Assets	140,862	1,035,183	1,085,175	1,088,159	24,173	3,373,552

Total Assets	$23,635,582	$21,731,005	$7,126,187	$9,457,387	$28,087	$61,978,248

Liabilities and Partners’ Capital
Debt	$392,786	$582,278	$33,000	$1,152,253	$978	$2,161,295
Other Liabilities	103,471	221,449	909,513	360,510	20,505	1,615,448

Total Liabilities	496,257	803,727	942,513	1,512,763	21,483	3,776,743

Partners’ Capital	23,139,325	20,927,278	6,183,674	7,944,624	6,604	58,201,505

Total Liabilities and Partners’ Capital	$23,635,582	$21,731,005	$7,126,187	$9,457,387	$28,087	$61,978,248

Statement of Income
Interest Income	$76	$35,312	$274	$485,648	$3	$521,313
Other Income	202,872	118,512	33,885	129,894	65,523	550,686
Interest Expense	(8,642)	(7,257)	(6,418)	(90,077)	—	(112,394)
Other Expenses	(42,565)	(73,353)	(43,226)	(69,265)	(38,953)	(267,362)
Net Realized and Unrealized Gain from Investments	5,182,506	8,630,374	661,045	1,041,801	—	15,515,726

Net Income	$5,334,247	$8,703,588	$645,560	$1,498,001	$26,573	$16,207,969

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

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

	Year Ended December 31,
	2012	2011	2010
Realized Gains (Losses)	$9,095	$9,738	$7,497
Net Change in Unrealized Gains (Losses)	(502)	641	4,185

	$8,593	$10,379	$11,682

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total

Performance Fees, December 31, 2011	$620,359	$943,859	$1,858	$323,076	$1,889,152
Performance Fees Allocated as a Result of Changes in Fund Fair Values	264,407	863,277	30,308	310,650	1,468,642
Foreign Exchange Gain	—	2,288	—	—	2,288
Fund Distributions	(104,292)	(176,145)	(25,952)	(273,476)	(579,865)

Performance Fees, December 31, 2012	$780,474	$1,633,279	$6,214	$360,250	$2,780,217

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2012	2011	2010
Realized Gains	$743	$948	$977
Net Change in Unrealized Gains (Losses)	(371)	(21,968)	2,429

	$372	$(21,020)	$3,406

5.    NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2012 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$145,540	$7,539	(a	)	(a	)
Credit Driven	192,794	1,980	(b	)	(b	)
Event Driven	95,824	—	(c	)	(c	)
Equity	456,819	—	(d	)	(d	)
Commodities	50,977	—	(e	)	(e	)

	$941,954	$9,519

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 61% of the total value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 39% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated. As of the reporting date, the investee fund manager had elected to side-pocket 25% of Blackstone’s investments in this category.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 77% of the total value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 10% of the total value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket any of Blackstone’s investments in this category. The remaining 13% of investments within this category are redeemable as of the reporting date.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 66% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 17% of the total value of investments in this category are subject to lock-up restrictions. Investments representing 16% of the total value of investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments or gate such investments, whereby limiting the amount of withdrawals from the fund during a redemption period. As of the reporting date, the investee fund manager had elected to side-pocket 2% of Blackstone’s investments in this category. Investments representing 1% of the total value of investments are in hedge funds that are in the process of liquidating.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments in this category may not be redeemed at, or within three months of, the reporting date.

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

Fair Value Hedges

In June 2012, Blackstone removed the fair value designation of its interest rate swaps that were previously used to hedge a portion of the interest rate risk on the Partnership’s fixed rate borrowings. The impact to the Consolidated Statements of Operations for the period up through the date of de-designation is reflected within “Fair Value Hedges” in the table below. Changes in the fair value of the interest rate swaps subsequent to the date of de-designation are reflected within Freestanding Derivatives within Interest Rate Contracts in the table below.

Freestanding Derivatives

Freestanding derivatives are instruments that Blackstone and certain of the consolidated Blackstone Funds have entered into as part of their overall risk management and investment strategies. These derivative contracts

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

are not designated as hedging instruments for accounting purposes. Such contracts may include interest rate swaps, foreign exchange contracts, equity swaps, options, futures and other derivative contracts.

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	December 31, 2012				December 31, 2011
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair Value Hedges
Interest Rate Swaps	$—	$—	$—	$—	$450,000	$67,668	$—	$—

Freestanding Derivatives
Blackstone—Other
Interest Rate Contracts	689,300	55,270	636,555	4,116	221,350	768	502,200	1,291
Foreign Currency Contracts	16,771	74	7,025	81	22,698	1,016	7,293	103
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	435,229	37,898	301,551	17,101	177,453	22,016	159,409	7,687
Interest Rate Contracts	165,517	6,132	90,500	772	95,482	7,270	191,400	10,867

Freestanding Derivatives	1,306,817	99,374	1,035,631	22,070	516,983	31,070	860,302	19,948

Total	$1,306,817	$99,374	$1,035,631	$22,070	$966,983	$98,738	$860,302	$19,948

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2012	2011	2010
Fair Value Hedges—Interest Rate Swaps
Hedge Ineffectiveness	$548	$4,649	$3,400

Excluded from Assessment of Effectiveness	$(938)	$(3,465)	$(1,100)

Realized Gain	$22,941	$—	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,752)	$(8,634)	$(2,806)
Foreign Currency Contracts	(3,816)	1,739	(529)
Credit Default Swaps	(1)	(111)	—
Other	—	(153)	(64)

Total	$(6,569)	$(7,159)	$(3,399)

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$12,134	$8,718	$43
Foreign Currency Contracts	(5,523)	(33,408)	639
Other	—	(7)	(1)

Total	$6,611	$(24,697)	$681

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

As of December 31, 2012, 2011 and 2010, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.     FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of December 31,
	2012	2011
Assets
Loans and Receivables	$30,663	$8,555
Equity and Preferred Securities	16,147	—
Assets of Consolidated CLO Vehicles
Corporate Loans	11,053,513	7,901,020
Corporate Bonds	162,456	153,653
Other	18,285	77,295

	$11,281,064	$8,140,523

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$10,695,136	$7,449,766
Subordinated Notes	846,471	630,236

	$11,541,607	$8,080,002

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2012		2011		2010
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(308)	$(375)	$—	$(228)	$5,695	$(101)
Debt Securities	—	—	—	—	(16)	—
Equity and Preferred Securities	(353)	500	—	—	(350)	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(35,428)	554,628	76,314	(396,946)	(17,736)	272,526
Corporate Bonds	393	13,264	1,099	(7,605)	1,073	5,718
Other	2,425	11,889	13,296	29,908	702	(1,314)

	$(33,271)	$579,906	$90,709	$(374,871)	$(10,632)	$276,829

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$17	$(603,250)	$5,798	$58,067	$(6,079)	$(33,194)
Subordinated Notes	—	(69,141)	4,694	44,061	—	(152,333)

	$17	$(672,391)	$10,492	$102,128	$(6,079)	$(185,527)

The following table presents information for those financial instruments for which the fair value option was elected:

	As of December 31, 2012			As of December 31, 2011
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(292)	$—	$—	$(162)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(586,450)	35,322	(73,291)	(674,496)	17,574	(29,384)
Corporate Bonds	(984)	831	(44)	(9,360)	7,560	(2,656)

	$(587,726)	$36,153	$(73,335)	$(684,018)	$25,134	$(32,040)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2012 and 2011, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.     FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of December 31, 2012 and 2011, respectively:

	December 31, 2012
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$1,799	$890,465	$892,264
Equity Securities	95,898	28,654	217,060	341,612
Partnership and LLC Interests	212	12,375	581,151	593,738
Debt Instruments	—	903,123	17,724	920,847
Assets of Consolidated CLO Vehicles
Corporate Loans	—	9,775,070	1,278,443	11,053,513
Corporate Bonds	—	146,625	15,831	162,456
Freestanding Derivatives—Foreign Currency Contracts	—	37,898	—	37,898
Freestanding Derivatives—Interest Rate Contracts	—	6,132	—	6,132
Other	—	1,260	17,025	18,285

Total Investments of Consolidated Blackstone Funds	96,110	10,912,936	3,017,699	14,026,745
Blackstone’s Treasury Cash Management Strategies	672,766	737,708	1,206	1,411,680
Money Market Funds	129,549	—	—	129,549
Freestanding Derivatives
Interest Rate Contracts	486	54,784	—	55,270
Foreign Currency Contracts	—	74	—	74
Loans and Receivables	—	—	30,663	30,663
Other Investments	12,443	6,783	26,898	46,124

	$911,354	$11,712,285	$3,076,466	$15,700,105

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$10,695,136	$10,695,136
Subordinated Notes	—	—	846,471	846,471
Freestanding Derivatives—Foreign Currency Contracts	—	17,101	—	17,101
Freestanding Derivatives—Interest Rate Contracts	—	772	—	772
Freestanding Derivatives
Interest Rate Contracts	277	3,839	—	4,116
Foreign Currency Contracts	—	81	—	81
Securities Sold, Not Yet Purchased	—	226,425	—	226,425

	$277	$248,218	$11,541,607	$11,790,102

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2011
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$5,119	$723,951	$729,070
Equity Securities	113,007	608	232,172	345,787
Partnership and LLC Interests	—	—	492,911	492,911
Debt Instruments	—	594,276	12,783	607,059
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,259,204	635,944	7,895,148
Corporate Bonds	—	150,653	3,000	153,653
Freestanding Derivatives—Foreign Currency Contracts	—	22,016	—	22,016
Freestanding Derivatives—Interest Rate Contracts	—	7,270	—	7,270
Other	28,900	21,973	3,008	53,881

Total Investments of Consolidated Blackstone Funds	141,907	8,061,119	2,103,769	10,306,795
Blackstone’s Treasury Cash Management Strategies	176,297	509,362	200	685,859
Money Market Funds	257,423	—	—	257,423
Freestanding Derivatives
Interest Rate Contracts	159	609	—	768
Foreign Currency Contracts	—	1,016	—	1,016
Derivative Instruments Used as Fair Value Hedges	—	67,668	—	67,668
Loans and Receivables	—	—	8,555	8,555
Other Investments	8,066	360	19,964	28,390

	$583,852	$8,640,134	$2,132,488	$11,356,474

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$7,449,766	$7,449,766
Subordinated Notes	—	—	630,236	630,236
Freestanding Derivatives—Foreign Currency Contracts	—	7,687	—	7,687
Freestanding Derivatives—Interest Rate Contracts	—	10,867	—	10,867
Freestanding Derivatives
Interest Rate Contracts	1,105	186	—	1,291
Foreign Currency Contracts	—	103	—	103
Securities Sold, Not Yet Purchased	—	143,825	—	143,825

	$1,105	$162,668	$8,080,002	$8,243,775

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that exist as of December 31, 2012:

Year Ended December 31, 2012
Transfers from Level I into Level II (a)	$15,928
Transfers from Level II into Level I (b)	$588

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$890,465	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	151,899	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple	8.4% - 25.1% 0.7% - 83.4% 5.8x - 17.0x	11.2 5.6 9.2	% % x
	61,479	Transaction Price	N/A	N/A	N/A
	1,602	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.9x 5.0x - 8.7x	N/A 7.8	x
	200	Third Party Pricing	N/A	N/A	N/A
	1,880	Other	N/A	N/A	N/A
Partnership and LLC Interests	562,678	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple Exit Capitalization Rate	5.3% - 22.6% -8.2% - 62.0% 4.5x - 15.4x 1.0% - 10.5%	8.9 5.3 10.0 7.0	% % x %
	13,316	Transaction Price	N/A	N/A	N/A
	5,157	Third Party Pricing	N/A	N/A	N/A
Debt Instruments	13,056	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	7.8% - 42.0% 2.9% - 5.1% 9.5x 7.0% - 7.5% 2.0% 70.0% 12 months 20.0% LIBOR + 400 bps	15.6 3.8 N/A 7.1 N/A N/A N/A N/A N/A	% % %
	4,004	Third Party Pricing	N/A	N/A	N/A
	664	Market Comparable Companies	EBITDA Multiple	6.5x - 7.5x	6.7	x
Assets of Consolidated CLO Vehicles	900,146	Third Party Pricing	N/A	N/A	N/A
	278,972	Market Comparable Companies	EBITDA Multiple Liquidity Discount	2.0x - 13.0x 1.0% - 25.0%	6.5 8.4	x %
	132,171	Discounted Cash Flows	Discount Rate	7.0% - 15.7%	9.3%
	10	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,017,699

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Blackstone’s Treasury Cash Management Strategies	$1,006	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Discount Rate Reinvestment Rate	2.0% 70.0% 12 months 20.0% 12.0% LIBOR + 400 bps	N/A N/A N/A N/A N/A N/A
	200	Transaction Price	N/A	N/A	N/A
Loans and Receivables	30,620	Discounted Cash Flows	Discount Rate	11.8% - 25.9%	13.7%
	43	Market Comparable Companies	EBITDA Multiple	8.7x	N/A
Other Investments	17,901	NAV as Fair Value	N/A	N/A	N/A
	5,647	Discounted Cash Flows	Discount Rate	12.5%	N/A
	3,350	Transaction Price	N/A	N/A	N/A

Total	$3,076,466

Financial Liabilities
CLOs	$11,541,607	Discounted Cash Flows	Default Rate	2.0% - 5.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	1.1% - 50.0%	3.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A

CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
N/A	Not applicable.

The significant unobservable inputs used in the fair value measurement of the assets, Blackstone’s Treasury Cash Management Strategies, debt instruments and obligations of consolidated CLO vehicles are discount rates, default rates, recovery rates, recovery lag, pre-payment rates and reinvestment rates. Increases (decreases) in any of the discount rates, default rates, recovery lag and pre-payment rates in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in any of the recovery rates and reinvestment rates in isolation would result in a higher (lower) fair value measurement. Generally, a change in the assumption used for default rates may be accompanied by a directionally similar change in the assumption used for recovery lag and a directionally opposite change in the assumption used for recovery rates and pre-payment rates.

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

	Level III Financial Assets at Fair Value Year Ended December 31,
	2012				2011
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$2,103,769	$8,555	$20,164	$2,132,488	$1,602,371	$131,290	$19,672	$1,753,333
Transfer In Due to Consolidation and Acquisition (a)	246,022	—	—	246,022	23,296	—	—	23,296
Transfer Out Due to Deconsolidation	(1,599)	—	—	(1,599)	(5,426)	—	—	(5,426)
Transfer In to Level III (b)	687,225	—	—	687,225	552,656	—	—	552,656
Transfer Out of Level III (b)	(150,097)	—	—	(150,097)	(183,264)	—	—	(183,264)
Purchases	772,305	176,641	7,700	956,646	711,625	191,622	120,200	1,023,447
Sales	(809,367)	(154,293)	(703)	(964,363)	(624,430)	(312,893)	(120,554)	(1,057,877)
Settlements	—	(46)	—	(46)	—	(1,391)	—	(1,391)
Realized Gains (Losses), Net	(17,201)	(308)	449	(17,060)	29,432	—	1,848	31,280
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	186,642	114	494	187,250	(2,491)	(73)	(1,002)	(3,566)

Balance, End of Period	$3,017,699	$30,663	$28,104	$3,076,466	$2,103,769	$8,555	$20,164	$2,132,488

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Year Ended December 31,
	2012			2011
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$7,449,766	$630,236	$8,080,002	$5,877,957	$555,632	$6,433,589
Transfer In Due to Consolidation and Acquisition (a)	3,419,084	149,225	3,568,309	2,455,379	152,736	2,608,115
Transfer Out Due to Deconsolidation	—	—	—	—	(1,921)	(1,921)
Issuances	15,602	2,218	17,820	366,568	42,026	408,594
Settlements	(895,302)	(3,588)	(898,890)	(1,044,325)	(56,467)	(1,100,792)
Realized (Gains) Losses, Net	(17)	—	(17)	5,798	4,694	10,492
Changes in Unrealized Gains (Losses) Included in Earnings Related to Liabilities Still Held at the Reporting Date	706,003	68,380	774,383	(211,611)	(66,464)	(278,075)

Balance, End of Period	$10,695,136	$846,471	$11,541,607	$7,449,766	$630,236	$8,080,002

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.    VARIABLE INTEREST ENTITIES

Pursuant to GAAP consolidation guidance, the Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

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

	December 31,
	2012	2011
Investments	$364,709	$238,503
Accounts Receivable	1,885	84,867
Due from Affiliates	112,686	9,183

Total VIE Assets	479,280	332,553
Due to Affiliates	2,657	48
Potential Clawback Obligation	36,040	14,876

Maximum Exposure to Loss	$517,977	$347,477

10.    REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2012, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $247.4 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $226.4 million were repledged, delivered or used to settle Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $141.9 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.    OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2012	2011
Furniture, Equipment and Leasehold Improvements	$300,105	$286,170
Less: Accumulated Depreciation	(157,715)	(136,480)

Furniture, Equipment and Leasehold Improvements, Net	142,390	149,690
Prepaid Expenses	81,498	81,701
Other Assets	152,484	106,005

	$376,372	$337,396

Depreciation expense of $34.0 million, $31.6 million and $24.0 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2012, 2011 and 2010, respectively, is included in General, Administrative and Other in the accompanying Consolidated Statements of Operations.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounts Payable, Accrued Expenses and Other Liabilities includes $170.4 million and $144.1 million as of December 31, 2012 and 2011, respectively, relating to redemptions that were legally payable to investors as of the balance sheet dates and $352.3 million and $233.3 million of payables relating to unsettled purchases within Blackstone’s consolidated funds, respectively.

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

	December 31,
	2012			2011
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,100,000	$717	1.25%	$1,020,000	$—	—
Blackstone Issued 6.625% Notes Due 8/15/2019 (b) (e)	585,000	585,000	6.63%	600,000	600,000	6.63%
Blackstone Issued 5.875% Notes Due 3/15/2021 (c) (e)	400,000	400,000	5.88%	400,000	400,000	5.88%
Blackstone Issued 4.750% Notes Due 2/15/2023 (d) (e)	400,000	400,000	4.75%	—	—	—
Blackstone Issued 6.250% Notes Due 8/15/2042 (d) (e)	250,000	250,000	6.25%	—	—	—
Operating Entities Facilities (f)	6,228	6,228	1.03%	14,727	14,727	1.29%

	2,741,228	1,641,945	5.90%	2,034,727	1,014,727	6.25%
Blackstone Fund Facilities (g)	23,842	23,842	2.03%	13,506	13,506	2.80%
CLO Vehicles (h)	13,055,784	12,967,302	1.34%	9,373,789	9,367,989	1.96%

	$15,820,854	$14,633,089	1.86%	$11,422,022	$10,396,222	2.38%

(a)

On March 23, 2010, an indirect subsidiary of Blackstone entered into a $1.07 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. On November 23, 2010, the amount available under the Credit Facility was amended to $1.02 billion. The unsecured Credit Facility provides for revolving credit borrowings, with a final maturity date of March 23, 2013. On April 8, 2011, indirect subsidiaries of Blackstone entered into an amendment to the $1.02 billion Credit Facility with Citibank, N.A., as Administrative Agent. The amendment extended the maturity date of the Credit Facility from March 23, 2013 to April 8, 2016. On July 13, 2012, an indirect subsidiary of Blackstone entered into an amendment to the $1.02 billion revolving credit facility with Citibank, N.A., as Administrative Agent. The amendment increased the borrowing capacity from $1.02 billion to $1.1 billion and extended the maturity date of the Credit Facility from April 8, 2016 to July 13, 2017. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly. As of December 31, 2012, there was an outstanding but undrawn letter of credit against the credit facility for $0.7 million.
(b)	On August 20, 2009, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $600 million of senior notes. The notes, which were issued at a discount, accrue interest from August 20, 2009. Interest is paid semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. Interest expense on the notes was $39.4 million, $39.8 million and $39.8 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The carrying and fair values are determined using the original $600 million par amount less $15 million of these notes which were acquired but not retired by Blackstone during 2012.
(c)	On September 15, 2010, the Issuer issued $400 million of senior notes. The notes, which were issued at a discount, accrue interest from September 20, 2010. Interest is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. Interest expense on the notes was $23.5 million, $23.5 million and $6.6 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
(d)	On August 17, 2012, the Issuer issued $400 million of senior notes due February 15, 2023 and $250 million of senior notes maturing August 15, 2042. The notes, which were issued at a discount, accrue interest from August 17, 2012. Interest is payable semiannually in arrears on February 15 and September 15 of each year, commencing on February 15, 2013. Interest expense on the $400 million note was $7.1 million and interest expense on the $250 million note was $5.8 million for the year ended December 31, 2012.
(e)	Represents long term borrowings in the form of senior notes (the “Notes”) issued by the Issuer. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provides that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.
(f)	Represents borrowings under a capital asset purchase facility. The capital asset purchase facility is secured by the purchased asset and borrowings bear interest at a spread to LIBOR. The borrowings are paid down through the termination date of the facility in 2014.
(g)

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
(h)	Represents borrowings due to the holders of debt securities issued by CLO vehicles consolidated by Blackstone. These amounts are included within Loans Payable and Due to Affiliates.

The carrying value and fair value of the Blackstone issued notes as of December 31, 2012 and December 31, 2011 were:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$640,220	$682,344	$653,467	$640,440
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,386	$456,200	$398,237	$404,160
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$392,629	$426,160	$—	$—
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,619	$275,275	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

At December 31, 2012 and 2011, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	December 31, 2012				December 31, 2011
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$11,518,111	1.34%		4.6	$8,250,418	1.96%		4.3
Subordinated Notes	1,449,191	(a	)	2.6	1,117,571	(a	)	7.2

	$12,967,302				$9,367,989

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2012 are amounts due to non-consolidated affiliates of $22.0 million and $258.2 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2012 was $10.7 billion and $846.5 million, respectively, of which $18.2 million and $172.9 million represents the amounts due to affiliates.

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2011 are amounts due to non-consolidated affiliates of $101.8 million and $323.6 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2011 was $7.4 billion and $630.2 million, respectively, of which $86.9 million and $205.4 million represents the amounts due to affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2012 and 2011, the fair value of the consolidated CLO assets was $12.5 billion and $8.7 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2012.

Scheduled principal payments for borrowings at December 31, 2012 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2013	$1,188	$102,111	$103,299
2014	5,040	—	5,040
2015	—	18,825	18,825
2016	—	—	—
2017	—	—	—
Thereafter	1,635,000	12,870,208	14,505,208

Total	$1,641,228	$12,991,144	$14,632,372

13.    INCOME TAXES

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal Income Tax	$5,928	$4,509	$(10,805)
Foreign Income Tax	16,921	22,741	9,378
State and Local Income Tax	36,022	8,997	26,278

	58,871	36,247	24,851

Deferred
Federal Income Tax	100,875	226,153	42,599
Foreign Income Tax	(691)	403	(2,282)
State and Local Income Tax	25,968	82,908	19,501

	126,152	309,464	59,818

Provision for Taxes	$185,023	$345,711	$84,669

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2012	2011	2010
Income (Loss) Before Provision for Taxes	$1,014,905	$77,258	$(522,654)
Total Provision for Taxes	$185,023	$345,711	$84,669
Effective Income Tax Rate	18.2%	447.5%	-16.2%

The following table reconciles the Provision for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-23.6%	76.9%	-26.1%
Interest Expense	-3.4%	-47.0%	7.3%
Foreign Income Taxes	-3.2%	10.5%	-1.2%
State and Local Income Taxes	3.0%	38.7%	-6.6%
Equity-based Compensation	9.3%	132.4%	-25.3%
Change in Tax Rate	-0.1%	202.9%	—
Net Unrecognized Tax Positions	0.7%	7.8%	—
Non Deductible Expenses	0.6%	2.5%	-0.2%
Tax Deductible Compensation	-0.4%	-10.2%	1.2%
Other	0.3%	-2.0%	-0.3%

Effective Income Tax Rate (b)	18.2%	447.5%	-16.2%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision for Taxes.

In 2011, application of the New York State and New York City tax laws that source various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income resulted in a reduction to Blackstone’s rate of tax for that year and to the rate of tax that Blackstone will pay in the future. The reduction in the rate of tax resulted in a reduction in the 2011 current tax provision and an increase in the 2011 deferred tax provision with a corresponding reduction to the net Deferred Tax Assets of $233.7 million, with the net result an increase to the effective income tax rate as reflected in the table above.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2012	2011
Deferred Tax Assets
Fund Management Fees	$16,719	$12,163
Equity Based Compensation	45,329	41,620
Unrealized Gains from Investments	(58,499)	—
Depreciation and Amortization	1,257,145	1,141,343
Net Operating Loss Carry Forward	18,780	57,475
Other	6,137	6,098

Total Deferred Tax Assets	$1,285,611	$1,258,699

Deferred Tax Liabilities
Depreciation and Amortization	$143	$26,032
Unrealized Gains from Investments	—	25,189

Total Deferred Tax Liabilities	$143	$51,221

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $56.8 million and $81.4 million for the years ended December 31, 2011 and 2010, respectively, of which $8.8 million will be carried back and utilized against prior year taxable income, $82.9 million will be utilized against taxable income generated in the tax year ended December 31, 2012 and $46.5 million will be carried forward to the tax year ended December 31, 2013. The tax loss carryforward will expire in tax year 2031. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance.

The Partnership also considers projections of taxable income in evaluating its ability to utilize deferred tax assets. In projecting its taxable income, the Partnership begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Partnership uses to manage its business. At this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized including the benefit for the tax loss carryforward from 2011. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2012.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2012, Blackstone’s U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. The Internal Revenue Service is examining certain corporate subsidiaries’ 2007 through 2011 U.S. federal income tax returns. State and local tax returns are generally subject to audit from 2007 through 2011. Currently, the State of New York is examining the tax returns filed by Blackstone and certain of its subsidiaries for the years 2007 through 2009 and the City of New York is examining certain other subsidiaries’ tax returns for the years 2003 through 2008. The Income Tax Department of the Government of India is examining the tax returns of the Indian subsidiaries for the years 2007 through 2011. Blackstone believes that during 2013 certain tax audits have a reasonable possibility of being completed and does not expect the results of these audits to have a material impact on the consolidated financial statements.

At December 31, 2012 and 2011, Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	2012	2011
Unrecognized Tax Benefits—January 1	$12,234	$2,728
Additions based on Tax Positions Related to Current Year	6,117	1,540
Additions for Tax Positions of Prior Years	16,733	7,966
Reductions for Tax Positions of Prior Years	(3,215)	—
Settlements	(1,596)	—
Exchange Rate Fluctuations	469	—

Unrecognized Tax Benefits—December 31	$30,742	$12,234

If the above tax benefits were recognized, $26.8 million and $8.8 million for the years ended December 31, 2012 and 2011, respectively would reduce the annual effective rate. Blackstone does not believe that it will have a material increase in its unrecognized tax benefits during the coming year.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities.

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expense. During the year ended December 31, 2012, $5.8 million of interest expense and $0.5 million of penalties were accrued. During the year ended December 31, 2011, $1.5 million of interest expense and no penalties were accrued. During the year ended December 31, 2010, no interest expense or penalties were accrued.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.    NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the years ended December 31, 2012, 2011 and 2010 was calculated as follows:

	Year Ended December 31,
	2012	2011	2010
Net Income (Loss) Attributable to The Blackstone Group L.P.	$218,598	$(168,303)	$(370,028)

Basic Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	533,703,606	475,582,718	364,021,369

Net Income (Loss) Per Common Unit	$0.41	$(0.35)	$(1.02)

Diluted Net Income (Loss) Per Common Unit:
Weighted-Average Common Units Outstanding	533,703,606	475,582,718	364,021,369
Weighted-Average Unvested Deferred Restricted Common Units	4,965,464	—	—

Weighted-Average Diluted Common Units Outstanding	538,669,070	475,582,718	364,021,369

Diluted Net Income (Loss) Per Common Unit	$0.41	$(0.35)	$(1.02)

The following table summarizes the anti-dilutive securities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted-Average Unvested Deferred Restricted Common Units	—	22,529,309	25,828,413
Weighted-Average Blackstone Holdings Partnership Units	590,446,577	628,115,753	736,772,290

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

During the year ended December 31, 2012, no units were repurchased. As of December 31, 2012, the amount remaining available for repurchases under this program was $335.8 million.

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

15.    EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2012, the Partnership had the ability to grant 162,195,378 units under the Equity Plan.

For the years ended December 31, 2012, 2011 and 2010 the Partnership recorded compensation expense of $949.6 million, $1.4 billion and $2.4 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $25.0 million, $22.4 million and $16.1 million, respectively.

As of December 31, 2012, there was $1.9 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,144,332,231 as of December 31, 2012. Total outstanding unvested phantom units were 221,356 as of December 31, 2012.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2012 and a summary of changes during the period January 1, 2012 through December 31, 2012 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
			Deferred
		Weighted-	Restricted	Weighted-		Weighted-
		Average	Common	Average		Average
	Partnership	Grant Date	Units and	Grant Date	Phantom	Grant Date
Unvested Units	Units	Fair Value	Options	Fair Value	Units	Fair Value
Balance, December 31, 2011	89,644,650	$29.88	17,635,945	$18.50	218,583	$13.88
Granted	6,014,151	13.33	13,678,114	13.41	28,261	13.67
Vested	(26,984,507)	30.30	(9,961,013)	16.77	(25,488)	13.84
Forfeited	(2,083,205)	30.53	(1,153,664)	18.83	—	—

Balance, December 31, 2012	66,591,089	$28.19	20,199,382	$15.76	221,356	$14.89

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2012, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	62,852,332	2.5
Deferred Restricted Blackstone Common Units and Options	16,228,175	2.8

Total Equity-Based Awards	79,080,507	2.6

Phantom Units	210,228	2.4

Deferred Restricted Common Units and Phantom Units

The Partnership has granted deferred restricted common units to certain senior and non-senior managing director professionals, analysts and senior finance and administrative personnel and selected external advisers and phantom units (cash settled equity-based awards) to other senior and non-senior managing director employees. Holders of deferred restricted common units and phantom units are not entitled to any voting rights. Only phantom units are to be settled in cash.

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 12.3% annually by employee class, and a per unit discount, ranging from $0.01 to $12.76 as a majority of these unvested awards do not contain distribution participation rights. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

Subject to an employee’s continued employment with Blackstone, the phantom units vested or will vest in equal installments on each of the first, second and third anniversaries of the grant date or, in the case of certain term analysts, in a single installment on the date that the employee completes his or her current contract period with Blackstone. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 3.5% to 12.3% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $0.4 million, $0.4 million and $2.2 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2012, 2011 and 2010, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisers received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to 8 years from the IPO date. Subsequent to the Reorganization, the Partnership has

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership has accounted for the unvested Blackstone Holdings Partnership Units as compensation expense. The fair values have been derived based on the closing price of Blackstone’s Common Units on the date of the grant, or $31 (based on the initial public offering price per Blackstone Common Unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 9 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 3.5%, based on historical experience.

In November 2009, the Partnership modified equity awards issued in connection with a deferred compensation plan to, among other things: (a) provide that deferred compensation payments to participating employees and senior managing directors generally would be satisfied by delivery of Blackstone common units instead of delivery of Partnership Units, (b) delay the delivery of common units (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations, and (c) ensure compliance with deferred compensation taxation rules. As the fair value of Partnership Units on grant date is based on the closing price of Blackstone Common Units, there was no change in the fair value of these awards as a result of the modification. As a result, there was no additional impact to compensation expense.

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2008 and January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense of $34.0 million, of which $20.7 million is accounted for as liability awards subject to re-measurement at the end of each reporting period and $13.3 million is accounted for as equity awards. Certain of these awards will be granted in 2013.

16.    RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of December 31, 2012 and 2011, Due from Affiliates and Due to Affiliates comprised the following:

	December 31,
	2012	2011
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$165,322	$167,415
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	155,302	223,281
Amounts Due from Portfolio Companies and Funds	259,196	234,254
Investments Redeemed in Non-Consolidated Funds of Funds	39,507	67,608
Management and Performance Fees Due from Non-Consolidated Funds	343,846	71,162
Payments Made on Behalf of Non-Consolidated Entities	150,317	87,711
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	6,577	9,083

	$1,120,067	$860,514

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31,
	2012	2011
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,218,488	$1,112,330
Accrual for Potential Repayment of Previously Received Performance Fees	267,116	266,300
Due to Note-Holders of Consolidated CLO Vehicles	191,128	292,372
Due to Certain Non-Controlling Interest Holders	201,286	—
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	12,506	20,526
Payable to Affiliates for Consolidated Funds	81,589	58,793
Distributions Received on Behalf of Blackstone Entities	20,295	42,620
Payments Made by Non-Consolidated Entities	10,236	18,527

	$2,002,644	$1,811,468

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of December 31, 2012 and 2011, the founder’s, other senior managing directors’ and employees’ investments aggregated $939.4 million and $715.5 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $114.1 million, $109.4 million and $219.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees earned from affiliates totaled $254.7 million, $317.7 million and $189.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $4.4 million, $3.7 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2012. See Note 17. “Commitments and Contingencies—Contingencies—Contingent Obligations (Clawback)”.

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

During the fourth quarter of 2011, the effective tax rate of the corporate taxpayers was reduced due to the adoption of New York State and New York City tax laws for sourcing of revenue for apportionment purposes. This resulted in a reduction of $197.8 million due to pre-IPO owners and the others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $364.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. On December 31, 2012, payments totaling $34.2 million were made to certain pre-IPO owners in accordance with the tax receivable agreements and related tax benefits the Partnership received for the 2011 taxable year.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

17.    COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2032. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2012, 2011 and 2010, was $74.8 million, $72.7 million and $66.4 million, respectively. At December 31, 2012 and 2011, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $9.4 million and $8.4 million, respectively. As of December 31, 2012, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2013	$67,883
2014	62,222
2015	60,412
2016	56,628
2017	50,587
Thereafter	178,771

Total	$476,503

Investment Commitments

Blackstone had $1.2 billion of investment commitments as of December 31, 2012 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $42.1 million as of December 31, 2012 which includes $14.7 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.4 million as of December 31, 2012.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of December 31, 2012 was $58.0 million.

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

Contingent Obligations (Clawback)

Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds and multi-asset class investment funds, which may have an interim clawback liability. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points through 2018. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	December 31,
	2012			2011
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$69,302	$133,852	$203,154	$68,044	$128,756	$196,800
Real Estate	32,152	31,223	63,375	30,841	38,659	69,500
Credit	340	247	587	—	—	—

Total	$101,794	$165,322	$267,116	$98,885	$167,415	$266,300

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2012, $419.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.    EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain finance and administrative professionals who are participants in the Plan, the Partnership contributes 2% of such professional’s pre-tax annual compensation up to a maximum of one thousand six hundred dollars. In addition, the Partnership will contribute 50% of pre-tax annual compensation contributed by such professional participants with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2012, 2011 and 2010, the Partnership incurred expenses of $1.5 million, $1.4 million and $1.3 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“U.K. Plan”). All United Kingdom employees are eligible to contribute to the U.K. Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2012, 2011 and 2010, the Partnership incurred expenses of $0.4 million, $0.3 million and $0.3 million, respectively, in connection with the U.K. Plan.

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

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2012, $13.2 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

20.    SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity—Blackstone’s Private Equity segment comprises its management of private equity funds and certain multi-asset class investment funds.

•

Real Estate—Blackstone’s Real Estate segment primarily comprises its management of global opportunistic real estate funds and European focused opportunistic real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Hedge Fund Solutions—Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies.

•

Credit—Blackstone’s Credit segment, which principally includes GSO, manages credit-focused funds, CLOs, separately managed accounts and registered investment companies. Prior to September 30, 2012, this segment had been called Credit Businesses.

•

Financial Advisory—Blackstone’s Financial Advisory segment comprises its financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$348,594	$551,322	$346,210	$345,277	$—	$1,591,403
Advisory Fees	—	—	—	—	357,417	357,417
Transaction and Other Fees, Net	100,080	85,681	188	40,875	295	227,119
Management Fee Offsets	(5,926)	(28,609)	(1,414)	(5,004)	—	(40,953)

Total Management and Advisory Fees, Net	442,748	608,394	344,984	381,148	357,712	2,134,986

Performance Fees
Realized
Carried Interest	109,797	165,114	—	52,511	—	327,422
Incentive Fees	—	25,656	83,433	192,375	—	301,464
Unrealized
Carried Interest	148,381	683,764	—	162,045	—	994,190
Incentive Fees	—	(119)	9,042	(38,234)	—	(29,311)

Total Performance Fees	258,178	874,415	92,475	368,697	—	1,593,765

Investment Income (Loss)
Realized	25,823	45,302	7,270	15,611	1,392	95,398
Unrealized	85,337	90,875	8,517	4,769	1,348	190,846

Total Investment Income	111,160	136,177	15,787	20,380	2,740	286,244
Interest and Dividend Revenue	13,556	14,448	2,139	9,330	7,157	46,630
Other	2,417	894	3,816	(1,174)	(804)	5,149

Total Revenues	828,059	1,634,328	459,201	778,381	366,805	4,066,774

Expenses
Compensation and Benefits
Compensation	222,709	271,122	119,731	182,077	235,137	1,030,776
Performance Fee Compensation
Realized
Carried Interest	3,679	62,418	—	30,336	—	96,433
Incentive Fees	—	13,060	23,080	103,902	—	140,042
Unrealized
Carried Interest	58,555	165,482	—	97,562	—	321,599
Incentive Fees	—	(583)	1,317	(45,262)	—	(44,528)

Total Compensation and Benefits	284,943	511,499	144,128	368,615	235,137	1,544,322
Other Operating Expenses	130,845	123,714	57,809	84,488	84,589	481,445

Total Expenses	415,788	635,213	201,937	453,103	319,726	2,025,767

Economic Income (Loss)	$412,271	$999,115	$257,264	$325,278	$47,079	$2,041,007

Segment Assets	$4,625,310	$5,599,759	$876,881	$2,004,529	$749,000	$13,855,479

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2011 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$331,997	$394,778	$315,863	$238,547	$—	$1,281,185
Advisory Fees	—	—	—	—	382,240	382,240
Transaction and Other Fees, Net	133,004	109,510	2,798	1,880	321	247,513
Management Fee Offsets	(27,073)	(4,950)	(980)	(390)	—	(33,393)

Total Management and Advisory Fees, Net	437,928	499,338	317,681	240,037	382,561	1,877,545

Performance Fees
Realized
Carried Interest	37,393	22,844	—	78,670	—	138,907
Incentive Fees	—	9,629	11,472	67,928	—	89,029
Unrealized
Carried Interest	33,490	913,418	—	24,610	—	971,518
Incentive Fees	—	3,658	774	(29,360)	—	(24,928)

Total Performance Fees	70,883	949,549	12,246	141,848	—	1,174,526

Investment Income (Loss)
Realized	44,988	27,972	17,722	11,299	594	102,575
Unrealized	9,476	92,648	(19,031)	(708)	304	82,689

Total Investment Income (Loss)	54,464	120,620	(1,309)	10,591	898	185,264
Interest and Dividend Revenue	13,749	12,902	2,025	3,369	6,799	38,844
Other	1,810	(1,061)	7,902	(853)	(383)	7,415

Total Revenues	578,834	1,581,348	338,545	394,992	389,875	3,283,594

Expenses
Compensation and Benefits
Compensation	217,556	236,771	128,959	128,588	248,695	960,569
Performance Fee Compensation
Realized
Carried Interest	1,465	10,103	—	32,047	—	43,615
Incentive Fees	—	4,564	3,498	47,850	—	55,912
Unrealized
Carried Interest	(2,229)	221,140	—	19,033	—	237,944
Incentive Fees	—	3,106	234	(24,099)	—	(20,759)

Total Compensation and Benefits	216,792	475,684	132,691	203,419	248,695	1,277,281
Other Operating Expenses	120,918	103,859	65,072	49,955	81,538	421,342

Total Expenses	337,710	579,543	197,763	253,374	330,233	1,698,623

Economic Income	$241,124	$1,001,805	$140,782	$141,618	$59,642	$1,584,971

Segment Assets	$4,053,480	$4,102,246	$808,030	$1,628,772	$651,502	$11,244,030

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2010
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$263,307	$338,428	$272,773	$194,963	$—	$1,069,471
Advisory Fees	—	—	—	—	426,140	426,140
Transaction and Other Fees, Net	72,243	59,914	3,572	1,657	362	137,748
Management Fee Offsets	(188)	(1,071)	(330)	(724)	—	(2,313)

Total Management and Advisory Fees, Net	335,362	397,271	276,015	195,896	426,502	1,631,046

Performance Fees
Realized
Carried Interest	156,869	16,113	—	71,981	—	244,963
Incentive Fees	—	24,175	56,626	35,899	—	116,700
Unrealized
Carried Interest	151,494	218,706	—	86,802	—	457,002
Incentive Fees	—	38,265	2,982	66,377	—	107,624

Total Performance Fees	308,363	297,259	59,608	261,059	—	926,289

Investment Income
Realized	15,332	11,251	9,818	9,700	814	46,915
Unrealized	153,288	318,979	19,361	9,472	534	501,634

Total Investment Income	168,620	330,230	29,179	19,172	1,348	548,549
Interest and Dividend Revenue	14,044	11,173	1,869	3,038	5,972	36,096
Other	2,021	(336)	97	(488)	(1,912)	(618)

Total Revenues	828,410	1,035,597	366,768	478,677	431,910	3,141,362

Expenses
Compensation and Benefits
Compensation	179,345	183,177	95,386	123,257	277,949	859,114
Performance Fee Compensation
Realized
Carried Interest	32,627	4,545	—	33,544	—	70,716
Incentive Fees	—	11,299	20,633	25,668	—	57,600
Unrealized
Carried Interest	21,320	103,406	—	40,614	—	165,340
Incentive Fees	—	19,458	1,067	42,781	—	63,306

Total Compensation and Benefits	233,292	321,885	117,086	265,864	277,949	1,216,076
Other Operating Expenses	109,589	74,189	51,360	39,106	70,272	344,516

Total Expenses	342,881	396,074	168,446	304,970	348,221	1,560,592

Economic Income	$485,529	$639,523	$198,322	$173,707	$83,689	$1,580,770

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision (Benefit) for Taxes and Total Assets as of and for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$4,066,774	$(47,333	)(a)	$4,019,441
Expenses	$2,025,767	$1,234,914	(b)	$3,260,681
Other Income	$—	$256,145	(c)	$256,145
Economic Income	$2,041,007	$(1,026,102	)(d)	$1,014,905
Total Assets	$13,855,479	$15,076,073	(e)	$28,931,552

	December 31, 2011 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,283,594	$(31,018	)(a)	$3,252,576
Expenses	$1,698,623	$1,689,446	(b)	$3,388,069
Other Income	$—	$212,751	(c)	$212,751
Economic Income	$1,584,971	$(1,507,713	)(d)	$77,258
Total Assets	$11,244,030	$10,665,099	(e)	$21,909,129

	Year Ended December 31, 2010
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,141,362	$(22,020	)(a)	$3,119,342
Expenses	$1,560,592	$2,583,398	(b)	$4,143,990
Other Income	$—	$501,994	(c)	$501,994
Economic Income (Loss)	$1,580,770	$(2,103,424	)(d)	$(522,654)

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2012	2011	2010
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$43,393	$21,000	$17,165
Fund Expenses Added in Consolidation	37,548	30,129	30,776
Non-Controlling Interests in Income (Loss) of Consolidated Entities	203,557	(16,916)	431,149
Transaction-Related Other Income	(28,353)	178,538	22,904

Total Consolidation Adjustments and Reconciling Items	$256,145	$212,751	$501,994

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Income to Income (Loss) Before Provision (Benefit) for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
Economic Income	$2,041,007	$1,584,971	$1,580,770

Adjustments
Amortization of Intangibles	(150,148)	(220,865)	(165,378)
IPO and Acquisition-Related Charges	(1,079,511)	(1,269,932)	(2,369,195)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	203,557	(16,916)	431,149

Total Consolidation Adjustments and Reconciling Items	(1,026,102)	(1,507,713)	(2,103,424)

Income (Loss) Before Provision for Taxes	$1,014,905	$77,258	$(522,654)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

21.    SUBSEQUENT EVENTS

There have been no events since December 31, 2012 that require recognition or disclosure in the Consolidated Financial Statements.

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$952,036	$627,203	$1,223,089	$1,217,113
Expenses	783,793	739,819	851,390	885,679
Other Income (Loss)	288,142	248,230	(135,960)	(144,267)

Income (Loss) Before Provision for Taxes	$456,385	$135,614	$235,739	$187,167

Net Income (Loss)	$417,632	$94,277	$196,502	$121,471

Net Income (Loss) Attributable to The Blackstone Group L.P.	$58,325	$(74,964)	$128,824	$106,413

Net Income (Loss) Per Common Unit—Basic and Diluted
Common Units—Basic	$0.12	$(0.14)	$0.24	$0.19

Common Units—Diluted	$0.11	$(0.14)	$0.24	$0.19

Distributions Declared (a)	$0.22	$0.10	$0.10	$0.10

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

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2012
	Consolidated Operating Partnerships (a)	Consolidated Blackstone Funds (b)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$709,502	$—	$—	$709,502
Cash Held by Blackstone Funds and Other	154,555	1,249,856	—	1,404,411
Investments	7,324,538	14,004,268	(481,536)	20,847,270
Accounts Receivable	402,395	235,769	—	638,164
Reverse Repurchase Agreements	248,018	—	—	248,018
Due from Affiliates	1,114,835	42,683	(37,451)	1,120,067
Intangible Assets, Net	598,535	—	—	598,535
Goodwill	1,703,602	—	—	1,703,602
Other Assets	313,888	63,618	(1,134)	376,372
Deferred Tax Assets	1,285,611	—	—	1,285,611

Total Assets	$13,855,479	$15,596,194	$(520,121)	$28,931,552

Liabilities and Partners’ Capital
Loans Payable	$1,677,081	$11,374,323	$—	$13,051,404
Due to Affiliates	1,711,003	358,448	(66,807)	2,002,644
Accrued Compensation and Benefits	1,254,978	—	—	1,254,978
Securities Sold, Not Yet Purchased	226,425	—	—	226,425
Repurchase Agreements	142,266	—	—	142,266
Accounts Payable, Accrued Expenses and Other Liabilities	365,005	674,454	(571)	1,038,888

Total Liabilities	5,376,758	12,407,225	(67,378)	17,716,605

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,556,185	—	1,556,185

Partners’ Capital
Partners’ Capital	4,955,649	455,309	(455,309)	4,955,649
Appropriated Partners’ Capital	—	509,028	—	509,028
Accumulated Other Comprehensive Income	1,047	1,123	—	2,170
Non-Controlling Interests in Consolidated Entities	773,669	667,324	2,566	1,443,559
Non-Controlling Interests in Blackstone Holdings	2,748,356	—	—	2,748,356

Total Partners’ Capital	8,478,721	1,632,784	(452,743)	9,658,762

Total Liabilities and Partners’ Capital	$13,855,479	$15,596,194	$(520,121)	$28,931,552

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition-(Continued)

(Dollars in Thousands)

	December 31, 2011
	Consolidated Operating Partnerships (a)	Consolidated Blackstone Funds (b)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$754,744	$—	$—	$754,744
Cash Held by Blackstone Funds and Other	46,282	678,480	—	724,762
Investments	5,289,125	10,282,084	(442,910)	15,128,299
Accounts Receivable	347,241	58,899	—	406,140
Reverse Repurchase Agreements	139,485	—	—	139,485
Due from Affiliates	784,095	107,042	(30,623)	860,514
Intangible Assets, Net	595,488	—	—	595,488
Goodwill	1,703,602	—	—	1,703,602
Other Assets	325,269	12,127	—	337,396
Deferred Tax Assets	1,258,699	—	—	1,258,699

Total Assets	$11,244,030	$11,138,632	$(473,533)	$21,909,129

Liabilities and Partners’ Capital
Loans Payable	$1,066,432	$7,801,136	$—	$8,867,568
Due to Affiliates	1,425,558	437,520	(51,610)	1,811,468
Accrued Compensation and Benefits	903,260	—	—	903,260
Securities Sold, Not Yet Purchased	143,825	—	—	143,825
Repurchase Agreements	101,849	—	—	101,849
Accounts Payable, Accrued Expenses and Other Liabilities	414,080	414,866	(73)	828,873

Total Liabilities	4,055,004	8,653,522	(51,683)	12,656,843

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,091,833	—	1,091,833

Partners’ Capital
Partners’ Capital	4,281,841	421,898	(421,898)	4,281,841
Appropriated Partners’ Capital	—	386,864	—	386,864
Accumulated Other Comprehensive Income	1,272	686	—	1,958
Non-Controlling Interests in Consolidated Entities	445,393	583,829	48	1,029,270
Non-Controlling Interests in Blackstone Holdings	2,460,520	—	—	2,460,520

Total Partners’ Capital	7,189,026	1,393,277	(421,850)	8,160,453

Total Liabilities and Partners’ Capital	$11,244,030	$11,138,632	$(473,533)	$21,909,129

(a)	Included within the assets and liabilities of the Consolidated Operating Partnerships is $2.2 billion and $1.5 billion as of December 31, 2012 and 2011, respectively, representing net accrued performance fees due from the Blackstone Funds. Additional detail on this amount is presented in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Net Accrued Performance Fees” of this filing.

(b)	The Consolidated Blackstone Funds consisted of the following:

Blackstone Distressed Securities Fund L.P.

Blackstone Hedged Equity Fund L.P.*

Blackstone Market Opportunities Fund L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Alliance Fund II L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Secured Trust Ltd.

BTD CP Holdings, LP

GSO Legacy Associates II LLC

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

* Consolidated as of December 31, 2012 only.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2012 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2012, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	66	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	62	President, Chief Operating Officer and Director
J. Tomilson Hill	64	Vice Chairman and Director
Jonathan D. Gray	43	Global Head of Real Estate and Director
Laurence A. Tosi	45	Chief Financial Officer
John G. Finley	56	Chief Legal Officer
Joan Solotar	48	Senior Managing Director—External Relations and Strategy
Richard H. Jenrette	83	Director
Jay O. Light	71	Director
The Right Honorable Brian Mulroney	73	Director
William G. Parrett	67	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. Mr. Schwarzman is a founder of Blackstone and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He serves on the boards of The New York Public Library, The Asia Society, The Board of Directors of The New York City Partnership and The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the Board of Directors of The John F. Kennedy Center for the Performing Arts. Mr. Schwarzman was awarded the Légion d’Honneur of France in 2007 and promoted to Officier by President Nicolas Sarkozy in 2010. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors. In 2012, he was awarded an Honorary Degree from Quinnipiac University.

Hamilton E. James is President, Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its Executive Board since the acquisition of Donaldson, Lufkin & Jenrette, or “DLJ,” by Credit Suisse First Boston in 2000. Prior to the acquisition of DLJ, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities and a member of its Board of Directors. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995 with responsibility for all of the firm’s investment banking, alternative asset management and emerging market sales and trading activities. Mr. James is a Director of Costco Wholesale Corporation and was, until March 1, 2013, a Director of Swift River Investments, Inc., and has served on a number of other corporate boards. Mr. James is Trustee of The Metropolitan Museum of Art, Trustee and member of The Executive Committee of the Second

Stage Theatre, Vice Chairman of Trout Unlimited’s Coldwater Conservations Fund, Trustee of Woods Hole Oceanographic Institute, Advisory Board Member of the Montana Land Reliance, Trustee of the Wildlife Conservation Society and Chairman Emeritus of the Board of Trustees of American Ballet Theatre. Mr. James received a BA from Harvard College and an MBA from Harvard Business School.

J. Tomilson Hill is President and Chief Executive Officer of Blackstone Alternative Asset Management (“BAAM”), a Vice Chairman of The Blackstone Group L.P. and a member of the board of directors of our general partner. Mr. Hill was elected to the board of directors of our general partner effective March 20, 2007. Mr. Hill previously served as Co-Head of the Corporate and Mergers and Acquisitions Advisory group before assuming his role as Chief Executive Officer of BAAM. In his current capacity, Mr. Hill is responsible for overseeing the day-to-day activities of the group, including investment management, client relationships, marketing, operations and administration. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the Co-Founders of its Mergers & Acquisitions Department. After running the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-COO of Shearson Lehman Brothers Holding Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he chairs the Investment Committee and serves on the Council’s Board of Directors, and is a member of the Board of Directors of Lincoln Center Theater, where he is Chairman. He serves on the Board of the Telluride Foundation, the Advantage Testing Foundation, and of Our Lady Queen of Angels School, a parochial school (K-8th grade) in Spanish Harlem. He is a member of the Board of Directors of OpenPeak Inc. and Advantage Testing, Inc.

Jonathan D. Gray is Global Head of Real Estate and a member of the board of directors of our general partner. Mr. Gray was elected to the board of directors of our general partner effective February 24, 2012. He also sits on the firm’s Management and Executive Committees. Since joining Blackstone in 1992, Mr. Gray has helped build the largest real estate platform in the world with more than $50 billion in investor capital under management. Blackstone’s portfolio includes hotel, office, retail, industrial and residential properties in the U.S., Europe and Asia. Major holdings include Hilton Worldwide, Equity Office Properties, Brixmor shopping centers and London’s Broadgate office complex. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania, where he graduated magna cum laude and was elected to Phi Beta Kappa. He currently serves as a board member of the Pension Real Estate Association and Trinity School and is Chairman of the Board of Harlem Village Academies. Mr. Gray and his wife, Mindy, recently established the Basser Research Center at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused breast and ovarian cancers.

Laurence A. Tosi is Blackstone’s Chief Financial Officer and a member of the firm’s Management and Executive Committees. Before joining Blackstone in 2008, Mr. Tosi was a Managing Partner and the Chief Operating Officer of Global Markets and Investment Banking at Merrill Lynch & Co., a position which he held since 2007. From 2004 through 2007, Mr. Tosi was Merrill Lynch’s Finance Director and Principal Accounting Officer responsible for global finance, including worldwide accounting, regulatory reporting, budgeting and corporate business development. Prior to that, Mr. Tosi was Chief Financial Officer and Head of Merrill Lynch business finance from 2002 to 2004. He was also global Head of Corporate Development from 1999 to 2007 where he managed many of the firm’s strategic acquisitions and investments. Mr. Tosi joined Merrill Lynch in 1999 prior to which he was Director of Business Development for General Electric Company’s NBC division. Mr. Tosi received a BA, a JD and an MBA from Georgetown University where he currently serves on the University’s Board of Regents.

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

Joan Solotar is a Senior Managing Director, Head of the External Relations and Strategy Group of Blackstone and a member of the firm’s Management and Executive Committees. Ms. Solotar has management responsibility for shareholder relations and public affairs and also guides the firm on analyzing strategic development opportunities. Before joining Blackstone in 2007, Ms. Solotar was with Banc of America Securities where she was a Managing Director and Head of Equity Research. She started her career in equity research at The First Boston Corporation and prior to joining Bank of America was part of the financial services team at Donaldson, Lufkin & Jenrette and later with Credit Suisse First Boston as a Managing Director. Ms. Solotar was ranked each year from 1995 to 2002 in the Brokers and Asset Management category on the Institutional Investor All-America Research Team, and consistently ranked highly in the Greenwich Survey of portfolio managers. She also served as Chairperson of the Research Committee for the Securities Industry Association. Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at New York University. She is currently on the Board of Directors of the East Harlem Tutorial Program.

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

The Right Honorable Brian Mulroney is a member of the board of directors of our general partner. Mr. Mulroney was elected to the board of directors of our general partner effective June 21, 2007. Mr. Mulroney is a senior partner and international business consultant for the Montreal law firm, Norton Rose Canada LLP. Prior to joining Norton Rose Canada, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a Senior Advisor of Global Affairs at Barrick Gold Corporation. He also serves on Barrick’s board of directors and is the Chairman of their International Advisory Board. Mr. Mulroney is also a member of the Board of Directors of Quebecor Inc., Quebecor Media Inc. and Wyndham Worldwide Corporation. In prior years until 2009, Mr. Mulroney was a member of the Board of Directors of Archer Daniels Midland Company and Quebecor World Inc.

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is a member of the board of directors of the United States Council for International Business. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is Chairman of the audit committee of each of these companies as well as the Corporate Responsibility Committee of UBS and the Strategy and Finance Committee of Thermo Fisher. He is a member of the Board of Trustees of Carnegie Hall and a past Chairman of the Board of Trustees of United Way Worldwide.

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

When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Partnership’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Mr. Jenrette, Mr. Schwarzman considered his extensive financial background and experience in a variety of senior leadership roles, including his roles at Donaldson, Lufkin & Jenrette, Inc. and The Equitable Companies Incorporated. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to accounting matters and his leadership role at Deloitte. With regard to Messrs. James, Hill and Gray, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and with regard to himself, Mr. Schwarzman considered his role as founder and long-time chief executive officer of our firm.

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

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founder, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C. as the “board of directors of our general partner.” The board of directors of our general partner has a total of eight members including four members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner. These directors, namely Messrs. Jenrette, Light, Mulroney and Parrett, to whom we refer as independent directors, meet the independence standards established by the New York Stock Exchange and SEC rules.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Jenrette and Light. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent registered public accounting firm’s qualifications and independence and (d) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its January 2011 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter which is available on our internet website at http://ir.blackstone.com/governance.cfm.

Conflicts Committee. The conflicts committee consists of Messrs. Parrett, Jenrette and Light. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”, and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, James, Hill and Gray. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Meetings

During 2012, our board of directors had four meetings, and our audit committee had twelve meetings. Each of our directors in 2012 attended all of the meetings of the board of directors and none of our directors attended fewer than 92% of the aggregate number of meetings of each of the committees of the board on which the director served.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2012, such persons complied with all such filing requirements, with the exception of the following late filings due to administrative oversight: a Form 3 report on March 7, 2012 by Mr. Gray reflecting his appointment to the board of directors of our general partner; a Form 4 report on May 7, 2012 by Mr. Hill reflecting four gifts of common units by Mr. Hill, his spouse and personal vehicles owned by Mr. Hill; a Form 4 report on July 27, 2012 by each of Mr. Tosi, Ms. Solotar and Mr. Finley reflecting a grant of Blackstone Holdings partnership units under the 2007 Equity Incentive Plan; a Form 4 report on July 27, 2012 by Ms. Kathleen Skero reflecting four grants of common units under the 2007 Equity Incentive Plan; a Form 4 report on August 31, 2012 by Mr. Schwarzman reflecting a gift and a purchase of Blackstone Holdings partnership units between Mr. Schwarzman and personal vehicles owned by Mr. Schwarzman; a

Form 5 report on February 14, 2013 by Mr. James reflecting the exchange of Blackstone Holdings partnership units for common units pursuant to an exchange agreement and a Form 5 report on February 14, 2013 by Ms. Skero reflecting two instances of withholding of common units from delivery to pay tax withholding obligations.

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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (comprised of carried interest and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common units and (d) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash payments related to the performance of those carry fund operations, carried interest or incentive fee interests, and deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are generally a prescribed percentage of their annual cash payments under our Deferred Compensation Plan.

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

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests among our executive officers and the investors in those investment funds. (See Item 13. Certain Relationships and Related Transactions, and Director Independence—Side-By-Side and Other Investment Transactions.) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

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

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the tables below (“named executive officers”) for 2012 were base compensation, which is composed of salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2012, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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

Each of our named executive officers other than Mr. Schwarzman received annual cash payments in 2012 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment and advisory businesses. Mr. Hill, who has primary responsibility for Hedge Fund Solutions, our funds of hedge funds operation, also received cash payments that were based upon the performance of that business. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman, in consultation with Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by Mr. Schwarzman or by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year. We make annual cash payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation”.

Certain key personnel participate in our Deferred Compensation Plan. For 2012, Mr. Hill was the only named executive officer to participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for up to four years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Deferred Compensation Plan”.) Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our unitholders to do the same for our personnel. On January 9, 2013, Mr. Hill received an equity award under the Deferred Compensation Plan of 411,512 deferred restricted common units in respect of his service in 2012, which was approximately equal to (and paid in lieu of) 40% of the annual cash payment that he would have otherwise been paid, as described below. This award is reflected in Mr. Hill’s 2012 stock awards in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2012 table.

In 2012, Mr. Tosi received a discretionary award of 61,360 Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan in respect of his service in 2011. This award is reflected in his 2012 stock awards in the Summary Compensation Table. In 2012, Ms. Solotar received a discretionary equity award of 40,907 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan in respect of her service in 2011. This award is reflected in her 2012 stock awards in the Summary Compensation Table.

3. Participation in Performance Fees. During 2012, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as performance payments. Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. The percentage participation of named executive officers in our Performance Plans varies by year, investment fund and, with respect to each carry fund, may vary by investment. The percentage participation for each named executive officer is established in January. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives relating to certain Blackstone firm investments and may receive allocations of investment income from these investments, although no such investment income has yet been realized.

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

(b) Incentive Fees. Cash distributions of incentive fees to our named executive officers and other employees who participate in our Performance Plans relating to the funds that pay incentive fees depends on the performance of the investments owned by those funds in which they participate. For our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period and following the calculation of the profit split (if any) between the fund’s general partner or investment adviser and the fund’s investors, which occurs once a year (generally December 31 or June 30 of each year).

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Schwarzman Founding Member Agreement”.) Mr. Schwarzman is provided certain security services, including home security systems and monitoring, personal and related security services. These security services are provided for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based in large part on recommendations from Mr. James, other than with respect to Mr. James’s own compensation. For 2012, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman, in consultation with Mr. James, relied upon his judgment to determine the ultimate amount of a named executive officer’s annual cash payment and participation in carried interest and incentive fees that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations include: prior and anticipated performance compared to the operational and strategic goals established for the named executive officer; the nature, scope and level of responsibilities; the compensation of individuals with similar responsibilities at comparable firms; and contribution to the firm’s commitment to create and maintain a fiduciary culture in which the interests of the investors in our funds and the objectives of our advisory clients are paramount. For 2012, Mr. Schwarzman, in consultation with Mr. James, also considered each named executive officer’s prior-year annual cash payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

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

Hamilton E. James

J. Tomilson Hill

Jonathan D. Gray

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founder Mr. Schwarzman makes all such compensation determinations in consultation with Mr. James. For a description of certain transactions between us and Mr. Schwarzman, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2012, for services rendered to us during 2012, 2011 and 2010. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2012	$350,000	$—	$—	$8,064,804	$8,414,804
	2011	$350,000	$—	$—	$4,609,445	$4,959,445
	2010	$350,000	$—	$—	$2,475,766	$2,825,766

Hamilton E. James President Chief Operating Officer	2012	$350,000	$30,127,889	$—	$2,796,035	$33,273,924
	2011	$350,000	$26,193,619	$—	$1,652,811	$28,196,430
	2010	$350,000	$23,544,962	$—	$850,917	$24,745,879

J. Tomilson Hill Vice Chairman	2012	$350,000	$7,174,654	$6,119,184	$34,615	$13,678,453
	2011	$350,000	$4,821,378	$7,611,454	$3,057	$12,785,889
	2010	$350,000	$7,362,500	$8,047,052	$(13,345)	$15,746,207

Laurence A. Tosi Chief Financial Officer	2012	$350,000	$6,359,759	$801,975	$731,535	$8,243,269
	2011	$350,000	$5,557,426	$5,441,075	$314,290	$11,662,791
	2010	$350,000	$4,650,000	$608,064	$62,822	$5,670,886

Joan Solotar Head of External Relations and Strategy	2012	$350,000	$3,525,855	$534,654	$119,226	$4,529,735
	2011	$350,000	$3,244,455	$—	$40,077	$3,634,532

(a)	The amounts reported in this column reflect the annual cash payments made for performance in the indicated year.

The amounts reported as “bonus” for Mr. Hill are shown net of his mandatory deferral pursuant to the Deferred Compensation Plan. The deferred amounts are as follows: $4,855,431 for 2012, $6,346,844 for 2011 and $6,287,500 for 2010. For additional information on the Deferred Compensation Plan, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012 —Deferred Compensation Plan.”

(b)	The reference to “stock” in this table refers to Blackstone Holdings Partnership Units or deferred restricted common units. The amounts reported in this column represent the grant date fair value of stock awards granted for financial statement reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 15. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data.

Mr. Hill received the following deferred equity awards for 2012, 2011 and 2010 performance pursuant to the Deferred Compensation Plan. On January 9, 2013, Mr. Hill received 411,512 deferred restricted common units (of which 329,209 units represent the bonus deferral amount with an aggregate grant date fair value of $4,957,066, and 82,303 units represent the premium award equal to 25% of the deferral amount paid, with a grant date fair value of $1,162,118). On January 12, 2012, Mr. Hill received 534,408 deferred restricted common units (of which 445,340 units represent the bonus deferral amount with an aggregate grant date fair value of $6,378,753, and 89,068 units represent the premium award equal to 20% of the deferral amount paid, with a grant date fair value of $1,232,701). On January 26, 2011, Mr. Hill received 541,439 deferred restricted common units (of which 451,199 units represent the bonus deferral amount with an aggregate grant date fair value of $6,738,572, and 90,240 units represent the premium award equal to 20% of the deferral amount paid with a grant date fair value of $1,308,480). The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Deferred Compensation Plan.

For additional information on the Deferred Compensation Plan, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Deferred Compensation Plan.”

In 2012, 2011 and 2010, Mr. Tosi received a discretionary equity award of, respectively, 61,360, 344,154 and 50,000 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan, in each case reflecting his performance in the prior year. In 2012, Ms. Solotar received a discretionary equity award of 40,907 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan reflecting her performance in the prior year.

(c)	Amounts included for 2012, 2011 and 2010 represent cash payments in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officers in 2012, 2011 and 2010, respectively. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is earned (that is, is actually received or receivable) by the named executive officer under the terms of the relevant Performance Plan. This compensation is generally earned in the same year in which such compensation is actually received by such named executive officer, although the named executive officer may in limited circumstances receive the compensation subsequent to the year in which it was earned (for example, it becomes payable at the end of 2011 but is paid in 2012). Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2012 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related compensation earned by a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash payments) were to be included for 2012, the amounts would be $19,723,252 for Mr. Schwarzman, $7,717,374 for Mr. James, $17,347 for Mr. Hill, $1,642,608 for Mr. Tosi and $393,121 for Ms. Solotar. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

Mr. Hill did not participate in our performance plans in 2011 and 2010. The amounts reflected in “All Other Compensation” for Mr. Hill in 2011 and 2010 represent a combination of residual proceeds received in respect of pre-IPO transactions and clawback in respect of carried interest received in prior years. The $(13,345) for Mr. Hill in 2010 consists primarily of a clawback on carried interest received in prior years that he was required to pay.

With the exception of $86,370, $85,891 and $149,138 of expenses related to security services for Mr. Schwarzman in 2012, 2011 and 2010, respectively, perquisites and other personal benefits to the named executive officers were less than $10,000 and information regarding perquisites and other personal benefits has therefore not been included. As noted above under “—Compensation Discussion and Analysis—Compensation Elements for Named Executive Officers—Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and he bears the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above.

During 2012, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $0.8 million to Mr. Schwarzman, $0.1 million to Mr. James and $0.1 million to Mr. Hill. During 2011, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $74.0 million to Mr. Schwarzman, $0.1 million to Mr. James and $10.3 million to Mr. Hill. During 2010, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $2.5 million to Mr. Schwarzman, $0.1 million to Mr. James and $0.3 million to Mr. Hill. During 2012, 2011 and 2010, Mr. Tosi and Ms. Solotar did not receive cash distributions in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization.

Grants of Plan-Based Awards in 2012

The following table provides information concerning unit awards granted in, or (for Mr. Hill) with respect to, 2012 to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman		—		$—
Hamilton E. James		—		$—
J. Tomilson Hill	1/9/2013	329,209	(b)	$4,957,066
	1/9/2013	82,303	(c)	$1,162,118
Laurence A. Tosi	7/1/2012	61,360	(d)	$801,975
Joan Solotar	7/1/2012	40,907	(d)	$534,654

(a)	The references to “stock” or “shares” in this table refer to deferred Blackstone Holdings Partnership Units or our deferred restricted common units.
(b)	Represents deferred restricted common units granted under Deferred Compensation Plan for 2012 performance. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Deferred Compensation Plan.” On January 12, 2012, Mr. Hill was granted 445,340 deferred restricted common units (with a grant date fair value of $6,378,753) under the Deferred Compensation Plan for 2011 performance. This grant is reflected in the “Stock Awards” column of the Summary Compensation Table in 2011.
(c)	Represents the premium award in respect of the deferred restricted common units grant made in respect of Mr. Hill’s 2012 performance under the Deferred Compensation Plan. On January 12, 2012, Mr. Hill was granted 89,068 deferred restricted common units (with a grant date fair value of $1,232,701) as the premium award in respect of his grant under the Deferred Compensation Plan for 2011 performance. This grant is reflected in the “Stock Awards” column of the Summary Compensation Table in 2011.
(d)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2011 performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012

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

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Mr. Tosi) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of Messrs. James and Hill in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested and none of the Blackstone Holdings Partnership Units received by Ms. Solotar upon her joining Blackstone were fully vested. In each case, the remaining units vest, subject to the named executive officer’s continued employment, in equal installments on each anniversary of our initial public offering over up to eight years (five years in Ms. Solotar’s case). All of the Blackstone Holdings Partnership Units received by Messrs. James and Hill in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan are subject to the following vesting terms: (a) 100% of the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) will vest on the fifth anniversary of the commencement date of his service with the firm and (b) the deferred restricted Blackstone Holdings Partnership Units underlying his make-whole grant (338,381 units) vested annually in varying increments over a four-year period. The 699,845 and 50,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2009 and 2010, respectively, under the 2007 Equity Incentive Plan will vest in equal installments over five years on each anniversary of the grant date. The 344,154 and 206,493 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Ms. Solotar, respectively, in 2011 under the 2007 Equity Incentive Plan will vest on January 1, 2016. The 61,360 and 40,907 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Ms. Solotar, respectively, in 2012 under the 2007 Equity Incentive Plan will vest 20% on July 1, 2015, 30% on July 1, 2016 and 50% on July 1, 2017.

Each named executive officer other than Mr. Tosi (as described in “—Senior Managing Director Agreement with Mr. Tosi”) will forfeit all unvested partnership units once he is no longer in our employ, subject to our retirement provisions which would generally enable a named executive officer to vest in 50% of the then remaining unvested units in respect of a qualifying retirement. See “—Non-Competition and Non-Solicitation Agreements—Retirement.” A named executive officer who leaves our firm to accept specified types of positions in government service will continue to vest in units as if he or she had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his or her unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units that are unvested will automatically be deemed vested as of immediately prior to such change in control.

All vested and unvested Blackstone Holdings Partnership Units (and our common units received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event he materially breaches any of his or her restrictive covenants set forth in the non-competition and non-solicitation agreement outlined under “Non-Competition and Non-Solicitation Agreements” or his or her service is terminated for cause.

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

Transfer Restrictions. None of our named executive officers may transfer subject units at any time prior to December 31, 2013 other than pursuant to transactions or programs approved by our general partner.

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

Deferred Compensation Plan

In 2007, we established our Deferred Compensation Plan (which we also refer to as our “Bonus Deferral Plan”) for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, non-qualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. In respect of the deferred portion of his or her annual cash payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash payment which is deferred under the plan depends on the total amount of such participant’s annual cash payment and for deferrals of 2012 annual cash payments was calculated on the basis set forth in the following table:

Portion of Annual Cash Payment	Marginal Deferral Rate Applicable to Such Portion	Effective Deferral Rate for Entire Annual Bonus (a)
$0 – 100,000	0%	0.0%
$100,001 – 200,000	15%	7.5%
$200,001 – 500,000	20%	15.0%
$500,001 – 750,000	30%	20.0%
$750,001 – 1,250,000	40%	28.0%
$1,250,001 – 2,000,000	45%	34.4%
$2,000,001 – 3,000,000	50%	39.6%
$3,000,001 – 4,000,000	55%	43.4%
$4,000,001 – 5,000,000	60%	46.8%
$5,000,000 +	65%	52.8%

(a)	Effective deferral rates are shown for illustrative purposes only and are based on an annual cash payment equal to the maximum amount in the range shown in the far left column.

In addition, with respect to grants made prior to January 1, 2013, each plan participant is eligible to receive a premium award in an amount equal to 20% of his or her deferral amount paid, as detailed below, after a three-year period. With respect to grants made on or after January 1, 2013, each plan participant is eligible to receive a premium award in an amount equal to 25% of his or her deferral amount paid, as detailed below, after a four-year period. The deferral amount plus the premium award yields the total amount of deferral units that a participant is awarded for any given year.

Generally, deferral units are satisfied by delivery of our common units in equal annual installments over the vesting period, which is three years for grants made prior to January 1, 2013 and four years for grants made on or after January 1, 2013 (with no partial-year delivery). The entire premium portion of such deferral units, however, vests and is delivered at the end of such vesting period. Delivery of our common units is delayed (following the applicable vesting dates) until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. The delivery of the deferral units is subject to the participant not violating any of the provisions of his or her employment agreement, including specified restrictive covenants such as non-competition following termination of employment. The vesting of the premium portion of a participant’s deferral units is also subject to continued employment of such participant through the end of the vesting period, with specified exceptions.

At the end of each year, the Plan Administrator (as defined in the Deferred Compensation Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Deferred Compensation Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Deferred Compensation Plan and an individual who is not so selected may not elect to participate in the Deferred Compensation Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Deferred Compensation Plan for a given year may not necessarily be selected to participate in a subsequent year.

Mr. Hill was our only named executive officer who participated in our Deferred Compensation Plan in 2012, but additional named executive officers may, at the discretion of the Plan Administrator, participate in 2013 or subsequent years.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2012:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	12,334,596	$192,296,352
J. Tomilson Hill	5,174,306	$80,667,431
Laurence A. Tosi	871,216	$13,582,257
Joan Solotar	247,400	$3,856,966

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units. The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” above.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units or deferred restricted common units held by the named executive officer by the closing market price of $15.59 per Blackstone common unit on December 31, 2012, the last trading day of 2012.

Option Exercises and Stock Vested in 2012

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2012:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	4,111,533	$49,749,554
J. Tomilson Hill	1,903,840	$24,068,946
Laurence A. Tosi	196,462	$2,994,833
Joan Solotar	33,335	$403,354

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested Blackstone Holdings Partnership Units or our common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2012, the last business day of 2012, each of our named executive officers would have vested in the following numbers of Blackstone Holdings Partnership Units or our common units, having the following values based on our closing market price of $15.59 per Blackstone common unit on December 31, 2012: Mr. Schwarzman had no outstanding unvested units at December 31, 2012; Mr. James – 12,334,596 units with a value of $192,296,352 ; Mr. Hill – 5,174,306 units with a value of $80,667,431; Mr. Tosi – 871,216 units with a value of $13,582,257 and Ms. Solotar – 247,400 units with a value of $3,856,966.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds.

In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2012—Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2012, the aggregate present value of these expected costs were $0.8 million, for which approximately $50 thousand, $0.1 million and $0.1 million were expensed for financial statement purposes in each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Garden Leave. Upon his or her voluntary departure from our firm, a Contracting Employee is required to take a prescribed period of “garden leave.” The period of garden leave is 90 days for our non-founding senior managing directors and between 30 and 60 days for all other Contracting Employees. During this period the

Contracting Employee will continue to receive some of his or her Blackstone compensation and benefits, but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Employee will run coterminously with the non-competition Restricted Period that applies to him or her as described below. Our founder Mr. Schwarzman is subject to non-competition covenants but not garden leave requirements.

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

Director Compensation in 2012

No additional remuneration is paid to our employees for service as a director of our general partner. In 2012, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $100,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $15,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2012.

The following table provides the director compensation for Mr. Gray and our non-employee directors for 2012:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Jonathan D. Gray (c)	$—	$—	$—
The Right Honorable Brian Mulroney	$150,000	$125,054	$275,054
William G. Parrett	$165,000	$100,937	$265,937
Richard Jenrette	$150,000	$119,510	$269,510
Jay O. Light	$150,000	$101,097	$251,097

(a)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2012 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 15. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in Part II. Item 8. Financial Statements and Supplementary Data. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.
(b)	Each of our non-employee directors was granted deferred restricted common units upon his appointment as a director. In 2012, in connection with the anniversary of his initial grant, each of the following directors was granted deferred restricted common units: Mr. Jenrette—7,847; Mr. Light—6,638 units; Mr. Mulroney—8,211 units; and Mr. Parrett—6,942 units. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2012:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
The Right Honorable Brian Mulroney	8,211	$128,009
William G. Parrett	6,942	$108,226
Richard Jenrette	7,847	$122,335
Jay O. Light	6,638	$103,486

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(2)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $15.59 per Blackstone common unit on December 31, 2012, the last trading day of 2012.
(c)	Mr. Gray is an employee and no additional remuneration is paid to him for service as a director of our general partner. Mr. Gray’s employee compensation is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 22, 2013 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 22, 2013. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Credit Suisse AG (b)	22,213,120	5%	—	—
FMR LLC (c)	26,062,389	6%	—	—
Waddell & Reed Financial, Inc. (d)	22,613,690	5%	—	—

Directors and Executive Officers (e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	43%
Hamilton E. James (g)	7,750,000	2%	30,680,300	6%
J. Tomilson Hill (g)	2,248,442	1%	14,645,085	3%
Laurence A. Tosi	—	—	505,180	*
Joan Solotar	11,694	*	158,614	*
Jonathan D. Gray (g)	—	—	40,585,300	8%
The Right Honorable Brian Mulroney	126,042	*	—	—
William G. Parrett	53,257	*	—	—
Richard Jenrette	21,154	*	—	—
Jay O. Light	22,194	*	—	—
All executive officers and directors as a group (11 persons)	10,232,783	2%	318,649,272	59%

*	Less than one percent
(a)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(b)	Reflects units beneficially owned by Credit Suisse AG based on the Schedule 13G filed by Credit Suisse on February 14, 2013. The address of Credit Suisse AG is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland.
(c)	Reflects units beneficially owned by FMR, LLC and its subsidiaries based on the Schedule 13G filed by FMR, LLC on February 14, 2013. The address of FMR, LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(d)	Reflects units beneficially owned by Waddell & Reed Financial, Inc. and its subsidiaries based on the Schedule 13G filed by Waddell & Reed Investment Management Company and Ivy Investment Management Company as joint reporting persons on February 7, 2013. The address of Waddell & Reed Financial, Inc. is 6300 Lamar Avenue, Overland Park, Kansas 66202.
(e)	The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 22, 2013: J. Tomilson Hill – 1,038,112 deferred restricted common units; Laurence A. Tosi – 953,311 deferred restricted Blackstone Holdings Partnership Units; Joan Solotar – 300,270 deferred restricted Blackstone Holdings Partnership Units; The Right Honorable Brian Mulroney – 8,211 deferred restricted common units; William G. Parrett – 6,942 deferred restricted common units; Richard Jenrette – 7,847 deferred restricted common units; Jay O. Light – 6,638 deferred restricted common units; and all other executive officers and directors as a group – 370,454 deferred restricted Blackstone Holdings Partnership Units.
(f)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly-owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. . If Blackstone Partners L.L.C. directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(g)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James – 7,157,207 units held in a trust for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Hill – 5,636,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee, and Mr. Gray – 4,566,437 units held in a trust for which Mr. Gray is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman – 3,085,447 units, and Mr. Hill – 1,799,774 units, and Mr. Gray – 6,911,534 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman – 1,438,529 units. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control.

In addition, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 101,334,234 of our non-voting common units and may from time to time make open market purchases or sales of our voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	55,302,011	—	142,510,831
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	55,302,011	—	142,510,831

(a)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2012.
(b)	The aggregate number of our common units and Blackstone Holdings partnership units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly-owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2013, pursuant to this formula, 163,217,431 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2012, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $364.6 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. On December 31, 2012, payments totaling $34.2 million were made to certain pre-IPO owners in accordance with the tax receivable agreement and related to tax benefits we received for the 2011 taxable year. Those payments included payments of $5,265,371 to Stephen A. Schwarzman and investment vehicles controlled by a relative of Mr. Schwarzman; $1,111,883 to Hamilton E. James; $514,370 to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee and $14,671 to Laurence A. Tosi.

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

iLevel Transaction

Blackstone and Swift River Investments, Inc., a private family investment firm which manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James, his brothers, David R. James and Benjamin B. James, and members of their families, are the largest shareholders in iLevel Solutions LLC, a business that provides private equity software and advanced portfolio monitoring software acquisitions to private equity firms and other institutions (“iLevel”), with approximately 23.4% and 26.9% equity interests, respectively. While Mr. Hamilton E. James has a majority economic interest in Swift River Investments, the day-to-day business of Swift River Investments is managed by Mr. David R. James and Mr. Benjamin B. James.

Compensation of Jonathan D. Gray

On February 24, 2012, Jonathan D. Gray was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Gray joined Blackstone in 1992 and is a Senior Managing Director and Global Head of Real Estate. For 2012, Mr. Gray received a base salary of $350,000 and an annual cash bonus payment of $28,661,154. The cash payment was based upon the performance of the Real Estate segment, including the contribution of all current and past funds within the segment dating back to before the IPO. The ultimate cash payment to Mr. Gray was, however, determined in the discretion of Mr. Schwarzman in consultation with Mr. James.

Mr. Gray also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Gray in respect of carried interest in our carry funds primarily relates to Mr. Gray’s participation in the real estate funds (which were formed both before and after the IPO). The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Gray for 2012 was $8,185,426. See “Executive Compensation—Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

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

See “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Our Founder’s Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own an airplane and have a partial interest in a helicopter that we use for business purposes in the course of our operations. Mr. Schwarzman paid for the ownership interests in these aircraft himself and bore all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to these entities for such use were based on current market rates for chartering private aircraft. In 2012, we paid to these entities $2.1 million for the use of the airplane and $0.2 million for the use of the helicopter.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our funds of hedge funds and credit-focused funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. None of our directors or executive officers received net distributions from Blackstone-managed investment vehicles during the year ended December 31, 2012, except for Mr. Schwarzman (and certain investment trusts controlled by him or his immediate family members) who received $11,316,420 relating to his personal investments (and the investments of such trusts) in Blackstone-managed investment funds.

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

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, four of the seven members of our general partner’s board of directors satisfy the independence and financial literacy requirements of the NYSE and the SEC. These directors are Messrs. Jenrette, Light, Mulroney and Parrett. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on January 29, 2013 that the independent directors have no material relationship with us or our general partner. The board of directors of our general partner follows the following standards in determining director independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$11,000	(a)	$22,544	(c)	$—
Audit-Related Fees	$1,046		$95	(c)	$9,677	(d)
Tax Fees	$500	(b)	$29,068	(c)	$4,802	(d)

	Year Ended December 31, 2011
	Blackstone		Blackstone Entities		Blackstone Private Equity and Real Estate
	(Dollars in Thousands)
Audit Fees	$10,000	(a)	$19,625	(c)	$—
Audit-Related Fees	$—		$95	(c)	$18,168	(d)
Tax Fees	$500	(b)	$26,866	(c)	$9,781	(d)

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)	The Deloitte Entities also provide audit and tax services to certain private equity and real estate investment funds and other entities managed by Blackstone in its capacity as the general partner. The tax services provided consist primarily of tax compliance and related services.
(d)	Audit-Related Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies for which services and fees are approved directly by the portfolio company’s management and are not included in the amounts presented here.

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

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

Exhibit Number	Exhibit Description
4.6	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.7	Form of 4.75% Senior Note due 2023 (included in Exhibit 4.6 hereto).

4.8	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.9	Form of 6.25% Senior Note due 2042 (included in Exhibit 4.8 hereto).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description
10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6*	Second Amended and Restated Exchange Agreement, dated as of February 28, 2013, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto.

10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.8.1+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.9+*	The Blackstone Group L.P. Fourth Amended and Restated Bonus Deferral Plan effective as of December 1, 2012.

10.10+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.11+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.13+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.14+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

Exhibit Number	Exhibit Description
10.15	Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.15.1	First Amendment, dated as of April 8, 2011, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.15.2	Second Amendment, dated as of July 13, 2012, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 17, 2012).

10.16	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd, dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.17	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investment Ltd., amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

10.18+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.20.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.27	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description
10.28+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.29+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.30+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.31+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.32+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.33+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.37+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.38+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description
10.39+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.40+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.42+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.44	Amended and Restated Master Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Management Partners IV, L.L.C., dated as of February 27, 2012 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.45	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.46	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.47	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.48	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.49	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).
10.50	Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates II LLC, dated as of March 31, 2011, by and among GSO Holdings I L.L.C. and certain members of GSO Capital Opportunities Associates II LLC thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

Exhibit Number	Exhibit Description
10.51	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.52	GSO NMERB Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.53	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.53.1	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.54	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.55	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.56+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.57+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.58+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.59+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.60+*	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012.

10.61+*	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012.

Exhibit Number	Exhibit Description
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensating plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: March 1, 2013

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its General Partner

/s/ Laurence A. Tosi
	Name:	Laurence A. Tosi
	Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1st day of March, 2013.

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