Form 10-Q
period 2013-03-31
Blackstone Group L.P.
filed 2013-05-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 30, 2013 was 456,391,557. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 30, 2013 was 99,083,468.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Website and Social Media Disclosure

We use our website (www.blackstone.com), our corporate Facebook page (www.facebook.com/blackstone) and our corporate Twitter account (@Blackstone) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at http://ir.blackstone.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this report.

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

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

This report does not constitute an offer of any Blackstone Fund.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$815,266	$709,502
Cash Held by Blackstone Funds and Other	1,241,376	1,404,411
Investments (including assets pledged of $102,858 and $141,931 at March 31, 2013 and December 31, 2012, respectively)	19,954,586	20,847,270
Accounts Receivable	706,624	638,164
Reverse Repurchase Agreements	258,043	248,018
Due from Affiliates	1,058,687	1,120,067
Intangible Assets, Net	575,622	598,535
Goodwill	1,703,602	1,703,602
Other Assets	343,085	376,372
Deferred Tax Assets	1,321,108	1,285,611

Total Assets	$27,977,999	$28,931,552

Liabilities and Partners’ Capital
Loans Payable	$11,904,958	$13,051,404
Due to Affiliates	1,882,827	2,002,644
Accrued Compensation and Benefits	1,121,947	1,254,978
Securities Sold, Not Yet Purchased	212,870	226,425
Repurchase Agreements	102,372	142,266
Accounts Payable, Accrued Expenses and Other Liabilities	1,386,791	1,038,888

Total Liabilities	16,611,765	17,716,605

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,639,127	1,556,185

Partners’ Capital
Partners’ Capital (common units: 561,311,828 issued and outstanding as of March 31, 2013; 556,354,387 issued and outstanding as of December 31, 2012)	5,068,041	4,955,649
Appropriated Partners’ Capital	410,170	509,028
Accumulated Other Comprehensive Income (Loss)	(1,952)	2,170
Non-Controlling Interests in Consolidated Entities	1,483,112	1,443,559
Non-Controlling Interests in Blackstone Holdings	2,767,736	2,748,356

Total Partners’ Capital	9,727,107	9,658,762

Total Liabilities and Partners’ Capital	$27,977,999	$28,931,552

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

	March 31, 2013	December 31, 2012
Assets
Cash Held by Blackstone Funds and Other	$1,033,659	$1,163,915
Investments	11,263,754	12,320,611
Accounts Receivable	212,768	187,343
Due from Affiliates	27,803	27,034
Other Assets	33,093	35,447

Total Assets	$12,571,077	$13,734,350

Liabilities
Loans Payable	$10,229,797	$11,375,877
Due to Affiliates	154,066	253,546
Accounts Payable, Accrued Expenses and Other	657,104	518,656

Total Liabilities	$11,040,967	$12,148,079

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2013	2012
Revenues
Management and Advisory Fees, Net	$482,133	$471,676

Performance Fees
Realized
Carried Interest	294,170	13,560
Incentive Fees	23,741	5,279
Unrealized
Carried Interest	177,347	298,796
Incentive Fees	105,798	67,135

Total Performance Fees	601,056	384,770

Investment Income
Realized	42,353	16,335
Unrealized	106,230	72,826

Total Investment Income	148,583	89,161

Interest and Dividend Revenue	12,557	7,636
Other	2,144	(1,207)

Total Revenues	1,246,473	952,036

Expenses
Compensation and Benefits
Compensation	451,430	495,255
Performance Fee Compensation
Realized
Carried Interest	89,437	7,938
Incentive Fees	10,508	4,252
Unrealized
Carried Interest	95,472	84,543
Incentive Fees	44,478	12,779

Total Compensation and Benefits	691,325	604,767
General, Administrative and Other	109,306	142,766
Interest Expense	27,062	14,518
Fund Expenses	7,408	21,742

Total Expenses	835,101	783,793

Other Income
Net Gains from Fund Investment Activities	67,210	288,142

Income Before Provision for Taxes	478,582	456,385
Provision for Taxes	50,993	38,753

Net Income	427,589	417,632
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	62,316	54,259
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(9,452)	197,643
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	207,090	107,405

Net Income Attributable to The Blackstone Group L.P.	$167,635	$58,325

Distributions Declared per Common Unit	$0.42	$0.22

Net Income Per Common Unit — Basic	$0.29	$0.12

Net Income Per Common Unit — Diluted	$0.29	$0.11

Weighted-Average Common Units Outstanding
Common Units, Basic	582,322,183	506,985,529

Common Units, Diluted	585,699,899	517,389,558

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$39,371	$47,984

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$427,589	$417,632
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(11,950)	(2,174)

Comprehensive Income	415,639	415,458
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	62,316	54,259
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(17,280)	194,130
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	207,090	107,405

Comprehensive Income Attributable to The Blackstone Group L.P.	$163,513	$59,664

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	Common Units	The Blackstone Group L.P.			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
		Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Net Income (Loss)	—	167,635	—	—	(9,452)	207,090	365,273	62,316
Allocation of Losses of Consolidated CLO Entities	—	—	(81,254)	—	81,254	—	—	—
Currency Translation Adjustment	—	—	—	(4,122)	(7,828)	—	(11,950)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(7,828)	—	7,828	—	—	—
Capital Contributions	—	—	—	—	34,648	107	34,755	151,450
Capital Distributions	—	(240,498)	—	—	(66,689)	(321,017)	(628,204)	(130,874)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(208)	—	(208)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(11)	—	—	—	—	(11)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	75,859	—	—	—	—	75,859	—
Equity-Based Compensation	—	126,994	—	—	—	125,354	252,348	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(9,776)	—	—	—	(9,776)	50
Net Delivery of Vested Common Units	4,574,312	(9,741)	—	—	—	—	(9,741)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(9,748)	—	—	—	9,748	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	383,129	1,902	—	—	—	(1,902)	—	—

Balance at March 31, 2013	561,311,828	$5,068,041	$410,170	$(1,952)	$1,483,112	$2,767,736	$9,727,107	$1,639,127

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	Common Units	The Blackstone Group L.P.			Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
		Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Net Income	—	58,325	—	—	197,643	107,405	363,373	54,259
Allocation of Income of Consolidated CLO Entities	—	—	148,004	—	(148,004)	—	—	—
Currency Translation Adjustment	—	—	—	1,339	(3,513)	—	(2,174)	—
Allocation of Currency Translation Adjustment of Consolidated CLOs	—	—	(3,513)	—	3,513	—	—	—
Capital Contributions	—	—	—	—	62,472	—	62,472	98,224
Capital Distributions	—	(111,435)	—	—	(10,268)	(167,789)	(289,492)	(17,871)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,191)	3,013	1,822	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(16)	—	—	—	—	(16)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	6,907	—	—	—	—	6,907	—
Equity-Based Compensation	—	122,537	—	—	—	147,844	270,381	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(42)
Net Delivery of Vested Common Units	5,407,017	(8,821)	—	—	—	—	(8,821)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(8,867)	—	—	—	8,867	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	9,963,351	40,273	—	—	—	(40,273)	—	—

Balance at March 31, 2012	504,801,275	$4,380,744	$764,741	$3,297	$1,130,077	$2,519,587	$8,798,446	$1,226,403

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net Income	$427,589	$417,632
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Blackstone Funds Related:
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(125,897)	(259,698)
Net Realized Gains on Investments	(425,967)	(79,174)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(86,763)	(46,967)
Unrealized Appreciation on Hedge Activities	—	(794)
Non-Cash Performance Fees	(134,220)	(287,776)
Non-Cash Performance Fee Compensation	239,896	109,512
Equity-Based Compensation Expense	195,343	222,444
Amortization of Intangibles	22,913	48,142
Other Non-Cash Amounts Included in Net Income	51,607	34,134
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	153,381	241,973
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(103,985)	19,155
Accounts Receivable	178,416	(131,943)
Reverse Repurchase Agreements	(10,025)	55,725
Due from Affiliates	44,438	(4,466)
Other Assets	9,333	80,161
Accrued Compensation and Benefits	(289,260)	(102,276)
Securities Sold, Not Yet Purchased	(12,762)	(52,859)
Accounts Payable, Accrued Expenses and Other Liabilities	(386,227)	(513,451)
Repurchase Agreements	(39,412)	87,298
Due to Affiliates	(53,020)	(58,313)
Treasury Cash Management Strategies:
Investments Purchased	(931,481)	(715,090)
Cash Proceeds from Sale of Investments	1,199,355	842,199
Blackstone Funds Related:
Investments Purchased	(1,564,358)	(1,534,651)
Cash Proceeds from Sale or Pay Down of Investments	2,745,408	1,763,311

Net Cash Provided by Operating Activities	1,104,302	134,228

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(7,344)	(13,086)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(156,972)
Changes in Restricted Cash	5,852	(166)

Net Cash Used in Investing Activities	(1,492)	(170,224)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(197,563)	$(47,338)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	186,147	157,381
Purchase of Interests from Certain Non-Controlling Interest Holders	(11)	(16)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(9,741)	(8,821)
Proceeds from Loans Payable	479	1,365
Repayment and Repurchase of Loans Payable	(435)	(8,952)
Distributions to Unitholders	(561,515)	(279,224)
Blackstone Funds Related:
Proceeds from Loans Payable	1,844	3,839
Repayment of Loans Payable	(416,241)	(145,673)

Net Cash Used in Financing Activities	(997,036)	(327,439)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10)	(5)

Net Increase in Cash and Cash Equivalents	105,764	(363,440)
Cash and Cash Equivalents, Beginning of Period	709,502	754,744

Cash and Cash Equivalents, End of Period	$815,266	$391,304

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$53,785	$37,409

Payments for Income Taxes	$17,212	$6,866

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$109	$(2,633)

Net Assets Related to the Consolidation of CLO Vehicles	$—	$233,541

In-kind Redemption of Capital	$—	$(2,017)

In-kind Contribution of Capital	$2,323	$2,017

Transfer of Interests to Non-Controlling Interest Holders	$(207)	$(1,191)

Change in The Blackstone Group L.P.’s Ownership Interest	$(9,748)	$(8,867)

Net Settlement of Vested Common Units	$9,981	$6,328

Conversion of Blackstone Holdings Units to Common Units	$1,902	$40,273

Acquisition of Ownership Interests from Non-Controlling Interest Holders:
Deferred Tax Asset	$(78,972)	$(41,029)

Due to Affiliates	$1,272	$34,122

Partners’ Capital	$77,700	$6,907

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts, and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 reflects an increase to Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities of $14.7 million with a corresponding decrease to Net Income Attributable to Non-Controlling Interests in Consolidated Entities to correctly classify the portion of Net Gains from Fund Investment Activities attributable to Redeemable Non-Controlling Interests in Consolidated Entities. This immaterial restatement had no impact on Net Income Attributable to The Blackstone Group L. P., Net Income per Common Unit — Basic or Diluted, or the Condensed Consolidated Statement of Cash Flows.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

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

Credit-Focused Investments — The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Credit-Focused Liabilities — Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

Repurchase and Reverse Repurchase Agreements

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprising primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. The carrying value of repurchase and reverse repurchase agreements approximates fair value.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements. Additional disclosures relating to offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.

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

The Partnership formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Partnership’s evaluation of effectiveness of its hedged transaction. At least monthly, the Partnership also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. The Partnership may also at any time remove a designation of a fair value hedge. The fair value of the derivative instrument is reflected within Other Assets in the Condensed Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

The Partnership has elected to not offset derivative assets and liabilities or financial assets, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Partnership, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments”.

Blackstone’s disclosures regarding offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.

Affiliates

Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.

Distributions

Distributions are reflected in the condensed consolidated financial statements when paid.

Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance did not change the requirement for reporting net income or other comprehensive income in financial statements. However, the amendments required an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

The guidance was effective prospectively for periods beginning after December 15, 2012. As the amendments were limited to presentation and disclosure, adoption had no impact on the Partnership’s financial statements.

In December 2011, the FASB issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (a) offset or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the amended guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including (a) the gross amounts of those

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

recognized assets and liabilities, (b) the amounts offset to determine the net amount presented in the statement of financial position, and (c) the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of (a) the amounts related to recognized financial instruments and other derivative instruments, (b) the amount related to financial collateral (including cash collateral), and (c) the overall net amount after considering amounts that have not been offset. The guidance was effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments were limited to disclosure only, adoption did not have a material impact on the Partnership’s financial statements.

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarified that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments were effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Partnership’s financial statements.

In February 2013, the FASB issued guidance on the measurement of joint and several liability arrangements in which the total amount of the obligation is fixed at the reporting date. The guidance requires entities to measure obligations from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption is not expected to have a material impact on the Partnership’s financial statements.

In March 2013, the FASB issued guidance on a parent entity’s accounting for cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. When a parent entity ceases to have a controlling financial interest in a subsidiary or a group of assets that is a business within a foreign entity, any related portion of the total cumulative translation adjustment should be released into net income if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, partial sale guidance applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. For an equity method investment that is not a foreign entity, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the guidance clarifies that the sale of an investment in a foreign entity includes both (a) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (b) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance shall be applied on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. Adoption is not expected to have a material impact on the Partnership’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In April 2013, the FASB issued guidance on when and how an entity should prepare its financial statements using the liquidation basis of accounting. The guidance requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Financial statements prepared using the liquidation basis of accounting shall measure and present assets at the amount of the expected cash proceeds from liquidation. The presentation of assets shall include any items that had not previously been recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities. Liabilities shall be recognized and measured in accordance with GAAP that otherwise applies to those liabilities. The guidance requires an entity to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. The guidance requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim periods therein. The guidance should be applied prospectively. Adoption is not expected to have a material impact on the Partnership’s financial statements.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2013	December 31, 2012
Finite-Lived Intangible Assets / Contractual Rights	$1,536,244	$1,536,244
Accumulated Amortization	(960,622)	(937,709)

Intangible Assets, Net	$575,622	$598,535

Amortization expense associated with Blackstone’s intangible assets was $22.9 million for the three months ended March 31, 2013 and $48.1 million for the three months ended March 31, 2012.

Amortization of Intangible Assets held at March 31, 2013 is expected to be $88.2 million, $83.4 million, $77.1 million, $72.8 million, and $46.4 million for each of the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively. Blackstone’s intangible assets as of March 31, 2013 are expected to amortize over a weighted-average period of 8.4 years.

4.	INVESTMENTS

Investments consist of the following:

	March 31, 2013	December 31, 2012
Investments of Consolidated Blackstone Funds	$12,981,413	$14,026,745
Equity Method Investments	2,666,295	2,582,504
Blackstone’s Treasury Cash Management Strategies	1,264,637	1,411,680
Performance Fees	2,992,905	2,780,217
Other Investments	49,336	46,124

	$19,954,586	$20,847,270

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $474.5 million and $500.5 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At March 31, 2013 and December 31, 2012, no investment exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

The following table presents the realized and net change in unrealized gains (losses) on investments held by the consolidated Blackstone Funds:

	Three Months Ended March 31,
	2013	2012
Realized Gains	$67,788	$44,350
Net Change in Unrealized Gains (Losses)	(42,495)	155,685

	$25,293	$200,035

The following reconciles the Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds presented above to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	$25,293	$200,035
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	41,917	88,107

Other Income — Net Gains from Fund Investment Activities	$67,210	$288,142

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2013 and 2012, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $107.9 million and $58.1 million for the three months ended March 31, 2013 and 2012, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

	Three Months Ended March 31,
	2013	2012
Realized Gains (Losses)	$3,911	$(2,157)
Net Change in Unrealized Losses	(971)	(4,419)

	$2,940	$(6,576)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2012	$780,474	$1,633,279	$6,214	$360,250	$2,780,217
Performance Fees Allocated as a Result of Changes in Fund Fair Values	42,313	354,943	19,915	102,890	520,061
Foreign Exchange Loss	—	(4,297)	—	—	(4,297)
Fund Distributions	(138,671)	(79,562)	(3,526)	(81,317)	(303,076)

Performance Fees, March 31, 2013	$684,116	$1,904,363	$22,603	$381,823	$2,992,905

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2013	2012
Realized Gains (Losses)	$(648)	$255
Net Change in Unrealized Gains	5,204	2,737

	$4,556	$2,992

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2013 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$142,425	$6,071	(a	)	(a	)
Credit Driven	215,628	1,980	(b	)	(b	)
Event Driven	92,667	—	(c	)	(c	)
Equity	473,514	—	(d	)	(d	)
Commodities	57,425	—	(e	)	(e	)

	$981,659	$8,051

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 64% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 36% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated. As of the reporting date, the investee fund manager had elected to side-pocket 24% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 80% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 8% of the total value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. The remaining 12% of investments within this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had not elected to side-pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 67% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 18% of the total value of investments in this category are subject to lock-up restrictions. Investments representing 14% of the total value of investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments or gate such investments, whereby limiting the amount of withdrawals from the fund during a redemption period. Investments representing 1% of the total value of investments in this category are in hedge funds that are in the process of liquidating. As of the reporting date, the investee fund manager had elected to side-pocket 2% of Blackstone’s investments in this category.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments in this category may not be redeemed at, or within three months of, the reporting date.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31, 2013				December 31, 2012
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	$726,044	$45,141	$705,554	$3,684	$689,300	$55,270	$636,555	$4,116
Foreign Currency Contracts	6,602	287	20,470	48	16,771	74	7,025	81
Credit Default Swaps	—	—	15,000	2,558	—	—	—	—

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	413,695	43,926	288,199	14,149	435,229	37,898	301,551	17,101
Interest Rate Contracts	77,704	4,853	31,000	293	165,517	6,132	90,500	772

Freestanding Derivatives	1,224,045	94,207	1,060,223	20,732	1,306,817	99,374	1,035,631	22,070

Total	$1,224,045	$94,207	$1,060,223	$20,732	$1,306,817	$99,374	$1,035,631	$22,070

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2013	2012
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$—	$(794)

Excluded from Assessment of Effectiveness	$—	$(5,888)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(526)	$136
Foreign Currency Contracts	(1,236)	1,725
Credit Default Swaps	8	—

Total	$(1,754)	$1,861

Net Change in Unrealized Gain (Loss)
Interest Rate Contracts	$(6,686)	$6,597
Foreign Currency Contracts	7,379	13,721
Credit Default Swaps	(23)	4

Total	$670	$20,322

As of March 31, 2013 and December 31, 2012, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	As of March 31, 2013	As of December 31, 2012
Assets
Loans and Receivables	$3,867	$30,663
Equity and Preferred Securities	18,504	16,147
Assets of Consolidated CLO Vehicles
Corporate Loans	9,964,199	11,053,513
Corporate Bonds	165,148	162,456
Other	19,143	18,285

	$10,170,861	$11,281,064

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$9,634,747	$10,695,136
Subordinated Notes	720,552	846,471

	$10,355,299	$11,541,607

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2013		2012
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$43	$(50)	$—	$6
Equity and Preferred Securities	(793)	3,150	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	39,575	79,146	39,274	289,231
Corporate Bonds	2,882	(3,788)	407	12,682
Other	889	1,609	119	3,481

	$42,596	$80,067	$39,800	$305,400

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(227,911)	$(44)	$(93,203)
Subordinated Notes	—	36,742	—	(34,483)

	$—	$(191,169)	$(44)	$(127,686)

The following table presents information for those financial instruments for which the fair value option was elected:

	As of March 31, 2013			As of December 31, 2012
	Excess (Deficiency) of Fair Value Over Principal	For Financial Assets Past Due (a)		Excess (Deficiency) of Fair Value Over Principal	For Financial Assets Past Due (a)
		Fair Value	Excess (Deficiency) of Fair Value Over Principal		Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(595)	$—	$—	$(292)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(457,448)	43,683	(155,885)	(586,450)	35,322	(73,291)
Corporate Bonds	(957)	—	—	(984)	831	(44)

	$(459,000)	$43,683	$(155,885)	$(587,726)	$36,153	$(73,335)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of March 31, 2013 and December 31, 2012, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$1,753	$929,245	$930,998
Equity Securities	22,920	99,380	214,169	336,469
Partnership and LLC Interests	205	15,660	603,891	619,756
Debt Instruments	—	858,776	38,145	896,921
Assets of Consolidated CLO Vehicles
Corporate Loans	—	8,861,016	1,103,183	9,964,199
Corporate Bonds	—	134,713	30,435	165,148
Freestanding Derivatives — Foreign Currency Contracts	—	43,926	—	43,926
Freestanding Derivatives — Interest Rate Contracts	—	4,853	—	4,853
Other	—	914	18,229	19,143

Total Investments of Consolidated Blackstone Funds	23,125	10,020,991	2,937,297	12,981,413
Blackstone’s Treasury Cash Management Strategies	383,094	845,165	36,378	1,264,637
Money Market Funds	257,122	—	—	257,122
Freestanding Derivatives
Interest Rate Contracts	587	44,554	—	45,141
Foreign Currency Contracts	—	287	—	287
Loans and Receivables	—	—	3,867	3,867
Other Investments	15,715	6,950	26,671	49,336

	$679,643	$10,917,947	$3,004,213	$14,601,803

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$9,634,747	$9,634,747
Subordinated Notes	—	—	720,552	720,552
Freestanding Derivatives — Foreign Currency Contracts	—	14,149	—	14,149
Freestanding Derivatives — Interest Rate Contracts	—	293	—	293
Freestanding Derivatives
Interest Rate Contracts	842	2,842	—	3,684
Foreign Currency Contracts	—	48	—	48
Credit Default Swaps	—	2,558	—	2,558
Securities Sold, Not Yet Purchased	—	212,870	—	212,870

	$842	$232,760	$10,355,299	$10,588,901

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2012
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$1,799	$890,465	$892,264
Equity Securities	95,898	28,654	217,060	341,612
Partnership and LLC Interests	212	12,375	581,151	593,738
Debt Instruments	—	903,123	17,724	920,847
Assets of Consolidated CLO Vehicles
Corporate Loans	—	9,775,070	1,278,443	11,053,513
Corporate Bonds	—	146,625	15,831	162,456
Freestanding Derivatives — Foreign Currency Contracts	—	37,898	—	37,898
Freestanding Derivatives — Interest Rate Contracts	—	6,132	—	6,132
Other	—	1,260	17,025	18,285

Total Investments of Consolidated Blackstone Funds	96,110	10,912,936	3,017,699	14,026,745
Blackstone’s Treasury Cash Management Strategies	672,766	737,708	1,206	1,411,680
Money Market Funds	129,549	—	—	129,549
Freestanding Derivatives
Interest Rate Contracts	486	54,784	—	55,270
Foreign Currency Contracts	—	74	—	74
Loans and Receivables	—	—	30,663	30,663
Other Investments	12,443	6,783	26,898	46,124

	$911,354	$11,712,285	$3,076,466	$15,700,105

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$10,695,136	$10,695,136
Subordinated Notes	—	—	846,471	846,471
Freestanding Derivatives — Foreign Currency Contracts	—	17,101	—	17,101
Freestanding Derivatives — Interest Rate Contracts	—	772	—	772
Freestanding Derivatives
Interest Rate Contracts	277	3,839	—	4,116
Foreign Currency Contracts	—	81	—	81
Securities Sold, Not Yet Purchased	—	226,425	—	226,425

	$277	$248,218	$11,541,607	$11,790,102

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that exist as of March 31, 2013:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Transfers from Level I into Level II (a)	$75,134	$29,516
Transfers from Level II into Level I (b)	$—	$271

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$929,245	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	147,902	Discounted Cash Flows	Discount Rate	8.3% - 25.0%	11.3%
			Revenue CAGR	1.7% - 21.0%	5.1%
			Exit Multiple	5.8x - 17.0x	9.3x
	62,077	Transaction Price	N/A	N/A	N/A
	1,663	Market Comparable Companies	Book Value Multiple	1.0x	N/A
			EBITDA Multiple	6.8x - 7.5x	7.1x
	648	Third Party Pricing	N/A	N/A	N/A
	1,879	Other	N/A	N/A	N/A

Partnership and LLC Interests	587,157	Discounted Cash Flows	Discount Rate	5.7% - 22.5%	8.9%
			Revenue CAGR	-8.2% - 49.8%	4.6%
			Exit Multiple	4.5x - 20.0x	10.0x
			Exit Capitalization Rate	5.0% - 10.5%	7.0%
	10,916	Transaction Price	N/A	N/A	N/A
	5,818	Third Party Pricing	N/A	N/A	N/A

Debt Instruments	14,192	Discounted Cash Flows	Discount Rate	8.4% - 42.0%	14.5%
			Revenue CAGR	1.0% - 4.7%	3.6%
			Exit Multiple	5.8x - 11.5x	10.2x
			Exit Capitalization Rate	7.5% - 7.7%	7.7%
			Default Rate	2.0% - 3.0%	2.4%
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 375 bps	N/A
	23,603	Third Party Pricing	N/A	N/A	N/A
	350	Market Comparable Companies	EBITDA Multiple	6.2x - 7.8x	6.4x

Assets of Consolidated CLO Vehicles	762,805	Third Party Pricing	N/A	N/A	N/A
	272,216	Market Comparable Companies	EBITDA Multiple	3.0x - 11.5x	6.5x
	116,817	Discounted Cash Flows	Discount Rate	7.0% - 13.7%	9.4%
	9	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	2,937,297

continued...

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$13,790	Transaction Price	N/A	N/A	N/A
	18,347	Third Party Pricing	N/A	N/A	N/A
	4,241	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	30.0%-70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	10.0%-20.0%	19.0%
			Reinvestment Rate	LIBOR + 375 bps	N/A
			Discount Rate	6.4%	N/A

Loans and Receivables	3,867	Discounted Cash Flows	Discount Rate	11.0% - 26.1%	14.8%

Other Investments	18,017	NAV as Fair Value	N/A	N/A	N/A
	4,854	Discounted Cash Flows	Discount Rate	12.5%	N/A
	3,800	Transaction Price	N/A	N/A	N/A

Total	$3,004,213

Financial Liabilities
CLOs	$10,355,299	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	0.9% - 60.0%	3.5%
			Reinvestment Rate	LIBOR + 375 bps	N/A

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$890,465	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	151,899	Discounted Cash Flows	Discount Rate	8.4% - 25.1%	11.2%
			Revenue CAGR	0.7% - 83.4%	5.6%
			Exit Multiple	5.8x - 17.0x	9.2x
	61,479	Transaction Price	N/A	N/A	N/A
	1,602	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.9x 5.0x - 8.7x	N/A 7.8x
	200	Third Party Pricing	N/A	N/A	N/A
	1,880	Other	N/A	N/A	N/A

Partnership and LLC Interests	562,678	Discounted Cash Flows	Discount Rate	5.3% - 22.6%	8.9%
			Revenue CAGR	-8.2% - 62.0%	5.3%
			Exit Multiple	4.5x - 15.4x	10.0x
			Exit Capitalization Rate	1.0% - 10.5%	7.0%
	13,316	Transaction Price	N/A	N/A	N/A
	5,157	Third Party Pricing	N/A	N/A	N/A

Debt Instruments	13,056	Discounted Cash Flows	Discount Rate	7.8% - 42.0%	15.6%
			Revenue CAGR	2.9% - 5.1%	3.8%
			Exit Multiple	9.5x	N/A
			Exit Capitalization Rate	7.0% - 7.5%	7.1%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	4,004	Third Party Pricing	N/A	N/A	N/A
	664	Market Comparable Companies	EBITDA Multiple	6.5x - 7.5x	6.7x

Assets of Consolidated CLO Vehicles	900,146	Third Party Pricing	N/A	N/A	N/A
	278,972	Market Comparable Companies	EBITDA Multiple Liquidity Discount	2.0x - 13.0x 1.0% - 25.0%	6.5x 8.4%
	132,171	Discounted Cash Flows	Discount Rate	7.0% - 15.7%	9.3%
	10	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,017,699

continued...

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$1,006	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	12.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	200	Transaction Price	N/A	N/A	N/A

Loans and Receivables	30,620	Discounted Cash Flows	Discount Rate	11.8% - 25.9%	13.7%
	43	Market Comparable Companies	EBITDA Multiple	8.7x	N/A

Other Investments	17,901	NAV as Fair Value	N/A	N/A	N/A
	5,647	Discounted Cash Flows	Discount Rate	12.5%	N/A
	3,350	Transaction Price	N/A	N/A	N/A

Total	$3,076,466

Financial Liabilities
CLOs	$11,541,607	Discounted Cash Flows	Default Rate	2.0% - 5.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	1.1% - 50.0%	3.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

Since December 31, 2012, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2013				2012
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,017,699	$30,663	$28,104	$3,076,466	$2,103,769	$8,555	$20,164	$2,132,488
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	—	122,565	—	—	122,565
Transfer In (Out) Due to Deconsolidation	(98,559)	—	11,960	(86,599)	—	—	—	—
Transfer In to Level III (b)	207,476	—	—	207,476	135,998	—	—	135,998
Transfer Out of Level III (b)	(322,764)	—	—	(322,764)	(94,296)	—	—	(94,296)
Purchases	172,968	2,873	62,774	238,615	88,320	103,251	—	191,571
Sales	(129,725)	(29,462)	(39,462)	(198,649)	(60,083)	(7,379)	—	(67,462)
Settlements	—	(332)	(1,559)	(1,891)	—	(46)	—	(46)
Realized Gains (Losses), Net	8,042	43	849	8,934	3,532	—	99	3,631
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	82,160	82	383	82,625	90,471	623	1,528	92,622

Balance, End of Period	$2,937,297	$3,867	$63,049	$3,004,213	$2,390,276	$105,004	$21,791	$2,517,071

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2013			2012
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$10,695,136	$846,471	$11,541,607	$7,449,766	$630,236	$8,080,002
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	3,419,084	149,225	3,568,309
Transfer Out Due to Deconsolidation	(757,450)	(83,296)	(840,746)	—	—	—
Issuances	1,063	781	1,844	4,393	838	5,231
Settlements	(404,392)	(349)	(404,741)	(131,873)	(2,746)	(134,619)
Realized (Gains) Losses, Net	—	—	—	44	—	44
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	100,390	(43,055)	57,335	242,604	80,219	322,823

Balance, End of Period	$9,634,747	$720,552	$10,355,299	$10,984,018	$857,772	$11,841,790

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

Pursuant to GAAP consolidation guidance, the Partnership consolidates certain VIEs in which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

	March 31, 2013	December 31, 2012
Investments	$437,313	$364,709
Accounts Receivable	1,334	1,885
Due from Affiliates	190,356	112,686

Total VIE Assets	629,003	479,280
Due to Affiliates	89	2,657
Potential Clawback Obligation	57,183	36,040

Maximum Exposure to Loss	$686,275	$517,977

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2013, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $257.2 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $212.9 million were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $102.9 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2012, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $247.4 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $226.4 million were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $141.9 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of March 31, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$45,428	$3,505	$29,314	$12,609
Reverse Repurchase Agreements	258,043	258,043	—	—

Total	$303,471	$261,548	$29,314	$12,609

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$6,290	$3,505	$—	$2,785
Repurchase Agreements	102,372	102,372	—	—

Total	$108,662	$105,877	$—	$2,785

The following tables present the offsetting of financial and derivative assets and liabilities as of December 31, 2012:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$55,344	$3,983	$36,748	$14,613
Reverse Repurchase Agreements	248,018	248,018	—	—

Total	$303,362	$252,001	$36,748	$14,613

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,197	$3,983	$—	$214
Repurchase Agreements	142,266	142,266	—	—

Total	$146,463	$146,249	$—	$214

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Reverse Repurchase Agreements, Repurchase Agreements and Securities Sold, Not Yet Purchased are presented separately on the Statements of Financial Condition for the periods presented. Freestanding Derivative assets are included in Other Assets in the Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31, 2013	December 31, 2012
Furniture, Equipment and Leasehold Improvements, Net	$141,445	$142,390
Prepaid Expenses	65,925	81,498
Other Assets	90,287	97,140
Freestanding Derivatives	45,428	55,344

	$343,085	$376,372

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Statements of Financial Condition and are not a significant component thereof.

12.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable, as of March 31, 2013 and December 31, 2012 were:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$638,389	$695,273	$640,220	$682,344
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,424	$463,920	$398,386	$456,200
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$392,769	$436,200	$392,629	$426,160
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,648	$280,975	$239,619	$275,275

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. At March 31, 2013 and December 31, 2012, the Partnership’s borrowings through consolidated CLO vehicles consisted of the following:

	March 31, 2013				December 31, 2012
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$10,178,203	1.23%		4.3	$11,518,111	1.34%		4.6
Subordinated Notes	1,291,103	(a	)	N/A	1,449,191	(a	)	2.6

	$11,469,306				$12,967,302

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Senior Secured Notes and Subordinated Notes as of March 31, 2013 are amounts due to non-consolidated affiliates of $22.0 million and $212.1 million, respectively. The fair value of Senior Secured and Subordinated Notes as of March 31, 2013 was $9.6 billion and $720.6 million, respectively, of which $20.5 million and $117.6 million represents the amounts due to affiliates.

Included within Senior Secured Notes and Subordinated Notes as of December 31, 2012 are amounts due to non-consolidated affiliates of $22.0 million and $258.2 million, respectively. The fair value of Senior Secured and Subordinated Notes as of December 31, 2012 was $10.7 billion and $846.5 million, respectively, of which $18.2 million and $172.9 million represents the amounts due to affiliates.

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2013 and December 31, 2012, the fair value of the consolidated CLO assets was $11.4 billion and $12.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of March 31, 2013 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2013	$891	$12,503	$13,394
2014	5,040	—	5,040
2018 and Thereafter	1,635,000	11,469,306	13,104,306

Total	$1,640,931	$11,481,809	$13,122,740

13.	INCOME TAXES

Blackstone’s effective tax rate was 10.7% and 8.5% for the three months ended March 31, 2013 and 2012, respectively. Blackstone’s income tax provision was an expense of $51.0 million and an expense of $38.8 million for the three months ended March 31, 2013 and 2012, respectively.

Blackstone’s effective tax rate for the three months ended March 31, 2013 and 2012 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three months ended March 31, 2013 and March 31, 2012 was calculated as follows:

	Three Months Ended March 31,
	2013	2012
Net Income Attributable to The Blackstone Group L.P.	$167,635	$58,325

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	582,322,183	506,985,529

Basic Net Income Per Common Unit	$0.29	$0.12

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	582,322,183	506,985,529
Weighted-Average Unvested Deferred Restricted Common Units	3,377,716	10,404,029

Weighted-Average Diluted Common Units Outstanding	585,699,899	517,389,558

Diluted Net Income Per Common Unit	$0.29	$0.11

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Weighted-Average Blackstone Holdings Partnership Units	557,463,170	602,817,069

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

During the three months ended March 31, 2013, no units were repurchased. As of March 31, 2013, the amount remaining available for repurchases under this program was $335.8 million.

During the three months ended March 31, 2012, no units were repurchased.

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with the IPO. The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2013, the Partnership had the ability to grant 163,217,431 units under the Equity Plan.

For the three months ended March 31, 2013 and March 31, 2012, the Partnership recorded compensation expense of $195.3 million and $222.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $5.5 million and $5.5 million, respectively. As of March 31, 2013, there was $1.7 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,146,542,798 as of March 31, 2013. Total outstanding unvested phantom units were 222,605 as of March 31, 2013.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2013 and a summary of changes during the period January 1, 2013 through March 31, 2013 are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	66,591,089	$28.19	20,199,382	$15.76	221,356	$14.89
Granted	1,112,255	17.74	1,709,923	13.15	5,384	20.63
Vested	(806,188)	12.16	(847,990)	11.77	(4,135)	20.08
Forfeited	(4,372)	13.75	(437,739)	16.63	—	—

Balance, March 31, 2013	66,892,784	$28.21	20,623,576	$15.69	222,605	$20.53

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2013, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	62,970,176	2.3
Deferred Restricted Blackstone Common Units and Options	16,692,411	2.8

Total Equity-Based Awards	79,662,587	2.4

Phantom Units	210,433	2.2

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $36.9 million, of which $20.3 million is accounted for as liability awards subject to re-measurement at the end of each reporting period and $16.6 million is accounted for as equity awards.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of March 31, 2013 and December 31, 2012, Due from Affiliates and Due to Affiliates comprised the following:

	March 31, 2013	December 31, 2012
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$145,810	$165,322
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	123,582	155,302
Amounts Due from Portfolio Companies and Funds	356,877	259,196
Investments Redeemed in Non-Consolidated Funds of Funds	43,759	39,507
Management and Performance Fees Due from Non-Consolidated Funds	206,306	343,846
Payments Made on Behalf of Non-Consolidated Entities	179,245	150,317
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	3,108	6,577

	$1,058,687	$1,120,067

	March 31, 2013	December 31, 2012
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,220,753	$1,218,488
Accrual for Potential Repayment of Previously Received Performance Fees	249,206	267,116
Due to Note Holders of Consolidated CLO Vehicles	138,005	191,128
Due to Certain Non-Controlling Interest Holders	203,876	201,286
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	12,816	12,506
Payable to Affiliates for Consolidated Funds	36,032	81,589
Distributions Received on Behalf of Blackstone Entities	14,837	20,295
Payments Made by Non-Consolidated Entities	7,302	10,236

	$1,882,827	$2,002,644

Interests of the Founder, Senior Managing Directors and Employees

The founder, senior managing directors and employees invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of March 31, 2013 and December 31, 2012, the founder’s, other senior managing directors’ and employees’ investments aggregated $966.3 million and $939.4 million, respectively, and the founder’s, other senior managing directors’ and employees’ share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $50.5 million and $33.4 million for the three months ended March 31, 2013 and 2012, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $39.4 million and $48.0 million for the three months ended March 31, 2013 and 2012, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. No such loans to any director or executive officer of Blackstone have been made or were outstanding since March 22, 2007, the date of Blackstone’s initial filing with the Securities and Exchange Commission of a registration statement relating to its initial public offering.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Possible Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2013. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets by Stephen A. Schwarzman (“Personal Aircraft”). Mr. Schwarzman paid for his purchases of the Personal Aircraft himself and bears all operating, personnel and maintenance costs associated with their operation. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made at market rates. In addition, on occasion, Mr. Schwarzman and his family have made use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Mr. Schwarzman is charged for his and his family’s personal use of Blackstone assets based on market rates and usage. Personal use of Blackstone resources is also reimbursed to Blackstone at market rates. The transactions described herein are not material to the Condensed Consolidated Financial Statements.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $377.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.2 billion of investment commitments as of March 31, 2013 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $49.2 million as of March 31, 2013 which includes $17.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.4 million as of March 31, 2013.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of March 31, 2013 was $56.9 million.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

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

The following table presents the clawback obligations by segment:

	March 31, 2013			December 31, 2012
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$70,243	$118,877	$189,120	$69,302	$133,852	$203,154
Real Estate	32,153	26,199	58,352	32,152	31,223	63,375
Credit	1,000	734	1,734	340	247	587

Total	$103,396	$145,810	$249,206	$101,794	$165,322	$267,116

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2013, $431.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

18.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity — Blackstone’s Private Equity segment comprises its management of private equity funds and certain multi-asset class investment funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global opportunistic real estate funds and European focused opportunistic real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions — Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies.

•

Credit — Blackstone’s Credit segment, which principally includes GSO, manages credit-focused products within private debt and public market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises its financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the three months ended March 31, 2013 and 2012:

	March 31, 2013 and the Three Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$86,246	$138,346	$92,791	$91,364	$—	$408,747
Advisory Fees	—	—	—	—	67,020	67,020
Transaction and Other Fees, Net	24,453	9,140	4	4,374	3	37,974
Management Fee Offsets	(480)	(7,286)	(324)	(1,572)	—	(9,662)

Total Management and Advisory Fees, Net	110,219	140,200	92,471	94,166	67,023	504,079

Performance Fees
Realized
Carried Interest	139,892	68,773	—	85,505	—	294,170
Incentive Fees	—	3,092	13,709	7,926	—	24,727
Unrealized
Carried Interest	(83,954)	280,076	—	(18,775)	—	177,347
Incentive Fees	—	2,400	55,501	49,854	—	107,755

Total Performance Fees	55,938	354,341	69,210	124,510	—	603,999

Investment Income (Loss)
Realized	24,162	9,534	852	3,328	234	38,110
Unrealized	31,711	60,303	3,913	1,093	(359)	96,661

Total Investment Income (Loss)	55,873	69,837	4,765	4,421	(125)	134,771
Interest and Dividend Revenue	2,984	4,298	1,216	4,547	1,616	14,661
Other	424	(133)	85	1,828	(61)	2,143

Total Revenues	225,438	568,543	167,747	229,472	68,453	1,259,653

Expenses
Compensation and Benefits
Compensation	60,203	69,459	33,868	45,521	57,926	266,977
Performance Fee Compensation
Realized
Carried Interest	16,246	25,863	—	47,328	—	89,437
Incentive Fees	—	1,724	5,022	3,762	—	10,508
Unrealized
Carried Interest	16,619	89,057	—	(10,204)	—	95,472
Incentive Fees	—	1,034	19,836	23,608	—	44,478

Total Compensation and Benefits	93,068	187,137	58,726	110,015	57,926	506,872
Other Operating Expenses	29,168	28,462	15,159	20,962	20,693	114,444

Total Expenses	122,236	215,599	73,885	130,977	78,619	621,316

Economic Income (Loss)	$103,202	$352,944	$93,862	$98,495	$(10,166)	$638,337

Segment Assets as of March 31, 2013	$4,103,161	$5,516,454	$1,258,224	$2,403,430	$680,442	$13,961,711

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$85,789	$147,802	$81,821	$80,094	$—	$395,506
Advisory Fees	—	—	—	—	75,846	75,846
Transaction and Other Fees, Net	18,097	14,412	92	5,725	145	38,471
Management Fee Offsets	(3,782)	(8,627)	(335)	(306)	—	(13,050)

Total Management and Advisory Fees, Net	100,104	153,587	81,578	85,513	75,991	496,773

Performance Fees
Realized
Carried Interest	3,933	8,617	—	1,010	—	13,560
Incentive Fees	—	(1)	3,298	1,982	—	5,279
Unrealized
Carried Interest	34,051	221,500	—	43,245	—	298,796
Incentive Fees	—	7,914	23,187	37,020	—	68,121

Total Performance Fees	37,984	238,030	26,485	83,257	—	385,756

Investment Income (Loss)
Realized	13,911	7,812	503	683	583	23,492
Unrealized	16,469	25,912	8,371	9,211	(49)	59,914

Total Investment Income	30,380	33,724	8,874	9,894	534	83,406
Interest and Dividend Revenue	2,420	2,552	386	2,425	1,562	9,345
Other	(215)	(709)	(127)	(238)	82	(1,207)

Total Revenues	170,673	427,184	117,196	180,851	78,169	974,073

Expenses
Compensation and Benefits
Compensation	52,547	68,889	28,233	37,143	67,960	254,772
Performance Fee Compensation
Realized
Carried Interest	320	4,077	—	3,541	—	7,938
Incentive Fees	—	2	1,378	2,872	—	4,252
Unrealized
Carried Interest	(1,052)	54,275	—	31,320	—	84,543
Incentive Fees	—	3,768	7,294	1,717	—	12,779

Total Compensation and Benefits	51,815	131,011	36,905	76,593	67,960	364,284
Other Operating Expenses	28,881	28,924	13,934	17,096	20,686	109,521

Total Expenses	80,696	159,935	50,839	93,689	88,646	473,805

Economic Income (Loss)	$89,977	$267,249	$66,357	$87,162	$(10,477)	$500,268

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2013 and 2012:

	March 31, 2013 and the Three Months Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,259,653	$(13,180	)(a)	$1,246,473
Expenses	$621,316	$213,785	(b)	$835,101
Other Income	$—	$67,210	(c)	$67,210
Economic Income	$638,337	$(159,755	)(d)	$478,582
Total Assets	$13,961,711	$14,016,288	(e)	$27,977,999

	Three Months Ended March 31, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$974,073	$(22,037	)(a)	$952,036
Expenses	$473,805	$309,988	(b)	$783,793
Other Income	$—	$288,142	(c)	$288,142
Economic Income	$500,268	$(43,883	)(d)	$456,385

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2013	2012
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$13,020	$20,598
Fund Expenses Added in Consolidation	8,401	22,707
Non-Controlling Interests in Income of Consolidated Entities	52,864	251,902
Transaction-Related Other Income	(7,075)	(7,065)

Total Consolidation Adjustments and Reconciling Items	$67,210	$288,142

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements — Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2013	2012
Economic Income	$638,337	$500,268

Adjustments
Amortization of Intangibles	(25,657)	(50,888)
IPO and Acquisition-Related Charges	(186,962)	(244,897)
Non-Controlling Interests in Income of Consolidated Entities	52,864	251,902

Total Consolidation Adjustments and Reconciling Items	(159,755)	(43,883)

Income Before Provision for Taxes	$478,582	$456,385

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since March 31, 2013 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2013
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$815,266	$—	$—	$815,266
Cash Held by Blackstone Funds and Other	101,383	1,139,993	—	1,241,376
Investments	7,462,724	12,957,267	(465,405)	19,954,586
Accounts Receivable	405,303	301,321	—	706,624
Reverse Repurchase Agreements	258,043	—	—	258,043
Due from Affiliates	1,016,308	73,569	(31,190)	1,058,687
Intangible Assets, Net	575,622	—	—	575,622
Goodwill	1,703,602	—	—	1,703,602
Other Assets	302,352	40,733	—	343,085
Deferred Tax Assets	1,321,108	—	—	1,321,108

Total Assets	$13,961,711	$14,512,883	$(496,595)	$27,977,999

Liabilities and Partners’ Capital
Loans Payable	$1,675,161	$10,229,797	$—	$11,904,958
Due to Affiliates	1,695,075	235,504	(47,752)	1,882,827
Accrued Compensation and Benefits	1,121,947	—	—	1,121,947
Securities Sold, Not Yet Purchased	212,870	—	—	212,870
Repurchase Agreements	102,372	—	—	102,372
Accounts Payable, Accrued Expenses and Other Liabilities	522,190	864,601	—	1,386,791

Total Liabilities	5,329,615	11,329,902	(47,752)	16,611,765

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,639,127	—	1,639,127

Partners’ Capital
Partners’ Capital	5,068,041	450,964	(450,964)	5,068,041
Appropriated Partners’ Capital	—	410,170	—	410,170
Accumulated Other Comprehensive Income	(3,168)	1,216	—	(1,952)
Non-Controlling Interests in Consolidated Entities	799,487	681,504	2,121	1,483,112
Non-Controlling Interests in Blackstone Holdings	2,767,736	—	—	2,767,736

Total Partners’ Capital	8,632,096	1,543,854	(448,843)	9,727,107

Total Liabilities and Partners’ Capital	$13,961,711	$14,512,883	$(496,595)	$27,977,999

continued...

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

Blackstone Hedged Equity Fund L.P.

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

•

Credit. Our Credit segment is comprised principally of GSO Capital Partners LP (“GSO”), a global leader in managing credit-focused products within private debt and public market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and collateralized loan obligation (“CLO”) vehicles.

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

Business Environment

World equity and debt markets increased in the first quarter of 2013, fueled by ongoing global central bank liquidity and improving economic sentiment. In equities, strong market gains in the United States, the United Kingdom and Japan helped drive an increase in the global MSCI index of 7.2% for the quarter. Equity indices in certain emerging markets lagged, however, and the Emerging Market index declined 1.9% during the quarter.

In the U.S., the S&P 500 index rose 10.0% and volatility declined sharply as market sentiment seemed unaffected by concerns over the fiscal cliff debate and the onset of the sequester. The Fed’s quantitative easing program continued during the quarter in an effort to spur growth. The rate of unemployment edged downward but remains at elevated levels, and as a result, the Federal Reserve has remained committed to accommodative policy.

Credit indices rose in the first quarter of 2013, with the high yield index up 2.9% and the leveraged loan index rising 2.4%. Benchmark rates remain near historic lows, and high yield spreads tightened moderately. Both debt and equity capital markets were very strong in the quarter, with higher levels of issuance, including higher volumes of initial public offerings.

During the quarter, real estate capital markets have rallied in both equities and credit with the Dow Jones Equity All REIT Index up 7.1% and commercial mortgage backed securities issuance of approximately $22 billion. Real estate fundamentals remain positive with generally improving demand and limited new supply. In the U.S. office and retail sector, overall vacancy levels have declined 10 basis points for the quarter to 15.3% and 10.6%, respectively. In the U.S. hospitality sector, new construction remains below historical levels, which has supported RevPAR (“Revenue per Available Room”) growth of 6.4% for the quarter. On a national level, home prices have increased 9.3% year over year through February 2013.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transaction

On April 22, 2013, Blackstone announced an agreement with Credit Suisse to acquire Strategic Partners, Credit Suisse’s dedicated secondary private equity business with $9 billion in total assets under management as of December 31, 2012. The transaction is subject to customary closing conditions and is expected to close by the end of the third quarter 2013.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee

Structure” and “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition” in our 2012 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees — Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets and advisory fees.

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

Other Revenue — Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative and Other expenses within the Condensed Consolidated Statements of Operations.

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

On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of Carried Interest. In its published revenue proposal for 2014, the Obama administration proposed that the current law regarding the treatment of Carried Interest be changed to subject such income to ordinary income tax. The Obama administration proposed similar changes in its published revenue proposals for 2011, 2012 and 2013.

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

On February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework, if enacted, could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our Carried Interest in respect of such companies. The framework would also reduce the top marginal tax rate on corporations from 35% to 28%. Such a change could increase the effective cost of financing such investments, which could again reduce the value of our Carried Interest. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates the President’s support for treatment of Carried Interest as ordinary income, as provided in the President’s revenue proposal for 2014 described above. Because the framework did not include specifics, its effect on us is unclear.

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds we manage. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. (See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a non-GAAP measure, is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of Distributable Earnings.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from our segment reported results, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury cash management strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury cash management strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of Fee Related Earnings.

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

(b)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2013 and 2012. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
Revenues
Management and Advisory Fees, Net	$482,133	$471,676	$10,457	2%

Performance Fees
Realized
Carried Interest	294,170	13,560	280,610	N/M
Incentive Fees	23,741	5,279	18,462	N/M
Unrealized
Carried Interest	177,347	298,796	(121,449)	-41%
Incentive Fees	105,798	67,135	38,663	58%

Total Performance Fees	601,056	384,770	216,286	56%

Investment Income
Realized	42,353	16,335	26,018	159%
Unrealized	106,230	72,826	33,404	46%

Total Investment Income	148,583	89,161	59,422	67%

Interest and Dividend Revenue	12,557	7,636	4,921	64%
Other	2,144	(1,207)	3,351	N/M

Total Revenues	1,246,473	952,036	294,437	31%

Expenses
Compensation and Benefits
Compensation	451,430	495,255	(43,825)	-9%
Performance Fee Compensation
Realized
Carried Interest	89,437	7,938	81,499	N/M
Incentive Fees	10,508	4,252	6,256	147%
Unrealized
Carried Interest	95,472	84,543	10,929	13%
Incentive Fees	44,478	12,779	31,699	N/M

Total Compensation and Benefits	691,325	604,767	86,558	14%
General, Administrative and Other	109,306	142,766	(33,460)	-23%
Interest Expense	27,062	14,518	12,544	86%
Fund Expenses	7,408	21,742	(14,334)	-66%

Total Expenses	835,101	783,793	51,308	7%

Other Income
Net Gains from Fund Investment Activities	67,210	288,142	(220,932)	-77%

Income Before Provision for Taxes	478,582	456,385	22,197	5%
Provision for Taxes	50,993	38,753	12,240	32%

Net Income	427,589	417,632	9,957	2%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	62,316	54,259	8,057	15%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(9,452)	197,643	(207,095)	N/M
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	207,090	107,405	99,685	93%

Net Income Attributable to The Blackstone Group L.P.	$167,635	$58,325	$109,310	187%

N/M	Not meaningful.

Revenues

Total Revenues were $1.2 billion for the three months ended March 31, 2013, an increase of $294.4 million compared to Total Revenues for the three months ended March 31, 2012 of $952.0 million. The increase in revenues was primarily attributable to an increase of $216.3 million in Performance Fees and an increase of $59.4 million, or 67%, in Investment Income.

The increase in Performance Fees in our Private Equity segment was principally due to realizations of several publicly traded portfolio companies including TRW, Team Health, TDC and Kosmos. The increase in Performance Fees in our Real Estate segment was due to the strong performance of our BREP carry funds, driven primarily by BREP V, VI, VII and BREP Europe III as a result of increasingly favorable real estate operating fundamentals. The increase in Performance Fees in our Hedge Fund Solutions segment was due to the increase in Fee-Earning Assets Under Management above their respective high-water marks and/or hurdle. The increase in Performance Fees in our Credit segment was principally due to realizations in our carry funds and favorable credit markets.

The increase in Investment Income was primarily across the Private Equity and Real Estate segments, driven by returns in our BCP V, BCP VI and BEP funds in our Private Equity segment and the year over year net increase in the appreciation of investments across our Real Estate funds.

Expenses

Expenses were $835.1 million for the three months ended March 31, 2013, an increase of $51.3 million, or 7%, compared to $783.8 million for the three months ended March 31, 2012. The increase in expenses was primarily attributable to an increase of $130.4 million in Performance Fee Compensation due to an increase in Performance Fees Revenue which was partially offset by a decrease of $43.8 million in Compensation. This decrease in Compensation was primarily attributable to a decrease in the equity-based amortization charges on our transaction-related awards. General, Administrative and Other expenses were $109.3 million for the three months ended March 31, 2013, a decrease of $33.5 million, driven primarily by a decrease in depreciation and amortization expenses.

Other Income

Other Income — Net Gains from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income — Net Gains from Fund Investment Activities was $67.2 million for the three months ended March 31, 2013, a decrease of $220.9 million compared to $288.1 million for the three months ended March 31, 2012. The change was principally driven by an increase in the prices of debt relating to the consolidated CLO vehicles that resulted in an increase in notes payable and a decrease in unrealized gains.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended March 31, 2013 and 2012 was $51.0 million and $38.8 million, respectively. This resulted in an effective tax rate of 10.7% and 8.5%, respectively, based on our Income Before Provision for Taxes of $478.6 million and $456.4 million, respectively.

Two principal factors contributed to the 2.2% increase in the effective tax rate for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. First, pre-tax income of $343.9 million and $370.8 million for the three month periods ended March 31, 2013 and the three months ended March 31, 2012, respectively, that is passed through to common unit holders is not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 3.3% increase in the effective tax rate between the respective three month periods.

Second, in both the three month periods ended March 31, 2013 and 2012, book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that are not deductible since they represent a value for value exchange for tax purposes. The impact to the effective tax rate for these amounts was 2.8% and 4.0% for the three month periods ended March 31, 2013 and 2012, respectively, resulting in a net effective rate decrease of 1.2% between the periods.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income — Net Gains from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes, excluding the Net Gains from Fund Investment Activities, and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the three months ended March 31, 2013 and 2012, the net income before taxes allocated to Blackstone Holdings was 49.7% and 54.7%, respectively. The decrease of 5.0% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common unit grants.

Operating Metrics

The following tables present certain operating metrics for the three months ended March 31, 2013 and 2012. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

	Three Months Ended
	March 31, 2013					March 31, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753
Inflows, including Commitments (a)	470,135	752,334	1,208,915	3,902,831	6,334,215	499,547	5,892,884	1,445,958	11,717,548	19,555,937
Outflows, including Distributions (b)	—	(8,058)	(324,341)	(486,465)	(818,864)	—	(6,144)	(351,218)	(250,247)	(607,609)
Realizations (c)	(719,955)	(408,232)	—	(2,515,456)	(3,643,643)	(420,613)	(610,587)	—	(852,782)	(1,883,982)

Net Inflows (Outflows)	(249,820)	336,044	884,574	900,910	1,871,708	78,934	5,276,153	1,094,740	10,614,519	17,064,346
Market Appreciation (Depreciation) (d)	(14,577)	(126,876)	1,222,089	116,563	1,197,199	6,910	134,769	1,629,396	669,272	2,440,347

Balance, End of Period (e)	$36,785,770	$42,140,507	$45,585,454	$46,437,616	$170,949,347	$37,323,635	$36,647,462	$40,543,772	$41,746,577	$156,261,446

Increase (Decrease)	$(264,397)	$209,168	$2,106,663	$1,017,473	$3,068,907	$85,844	$5,410,922	$2,724,136	$11,283,791	$19,504,693
Increase (Decrease)	-1%	0%	5%	2%	2%	0%	17%	7%	37%	14%

	Three Months Ended
	March 31, 2013					March 31, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504
Inflows, including Commitments (a)	982,634	1,517,226	1,215,331	4,757,044	8,472,235	1,078,133	4,744,971	1,465,945	14,195,260	21,484,309
Outflows, including Distributions (b)	(385,338)	(55,728)	(421,639)	(610,823)	(1,473,528)	(1,076)	(16,401)	(377,086)	(445,770)	(840,333)
Realizations (c)	(1,961,239)	(1,022,105)	—	(3,049,060)	(6,032,404)	(814,209)	(600,545)	—	(974,375)	(2,389,129)

Net Inflows (Outflows)	(1,363,943)	439,393	793,692	1,097,161	966,303	262,848	4,128,025	1,088,859	12,775,115	18,254,847
Market Appreciation (d)	2,852,781	2,340,177	1,301,668	529,783	7,024,409	1,497,492	1,342,066	1,727,648	1,023,610	5,590,816

Balance, End of Period (e)	$52,491,811	$59,475,215	$48,187,865	$58,055,781	$218,210,672	$47,624,013	$48,322,760	$43,351,275	$50,776,119	$190,074,167

Increase	$1,488,838	$2,779,570	$2,095,360	$1,626,944	$7,990,712	$1,760,340	$5,470,091	$2,816,507	$13,798,725	$23,845,663
Increase	3%	5%	5%	3%	4%	4%	13%	7%	37%	14%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.

(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets and capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of March 31, 2013 included $363.5 million and $412.8 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $170.9 billion at March 31, 2013, an increase of $3.1 billion, compared to $167.9 billion at December 31, 2012. The net increase was due to:

•

Inflows of $6.3 billion related to (a) $3.9 billion in our Credit segment principally from inflows across our long only platform and the pricing of two new CLOs, (b) $1.2 billion in our Hedge Fund Solutions segment mainly related to growth in its customized products and co-investment platform, (c) $752.3 million in our Real Estate segment primarily related to co-investment capital raised, and (d) $470.1 million in our Private Equity segment primarily due to additional capital raised for our Tactical Opportunities accounts.

•	Market appreciation of $1.2 billion principally due to solid returns from core funds in our Hedge Fund Solutions segment.

•

Realizations of $3.6 billion driven by (a) $2.5 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods and realizations in our carry funds, (b) $720.0 million in our Private Equity segment that were primarily attributable to dispositions of investments in funds which earn fees based on remaining invested capital, and (c) $408.2 million in our Real Estate segment primarily due to realizations from various investments across the segment.

•

Outflows of $818.9 million primarily attributable to (a) $486.5 million in our Credit segment primarily from our long only platform and (b) $324.3 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners.

BAAM had net inflows of $1.7 billion from April 1 through May 1, 2013.

Fee-Earning Assets Under Management were $156.3 billion at March 31, 2012, an increase of $19.5 billion, or 14%, compared to $136.8 billion at December 31, 2011. The net increase was due to:

•

Inflows of $19.6 billion primarily related to (a) $11.7 billion in our Credit segment primarily due to the acquisition of Harbourmaster during the first quarter of 2012, (b) $5.9 billion in our Real Estate segment primarily due to additional closings of commitments in BREP VII, and (c) $1.4 billion in our Hedge Fund Solutions segment primarily due to growth in its customized and commingled investment products.

•	Market appreciation of $2.4 billion principally due to the favorable impact of foreign exchange rates during the first quarter of 2012.

•

Outflows of $607.6 million primarily attributable to (a) $351.2 million in our Hedge Fund Solutions segment due to the liquidity needs of limited partners and (b) $250.2 million in our Credit segment principally from our hedge funds.

•

Realizations of $1.9 billion driven by (a) $852.8 million in our Credit segment primarily in the rescue lending funds, (b) $610.6 million in our Real Estate segment related to dispositions of investments, and (c) $420.6 million in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital.

Assets Under Management

Assets Under Management were $218.2 billion at March 31, 2013, an increase of $8.0 billion, or 4%, compared to $210.2 billion at December 31, 2012. The net increase was due to:

•

Inflows of $8.5 billion primarily related to (a) $4.8 billion in our Credit segment primarily from inflows across our long only platform, the pricing of two new CLOs and the first close of our second rescue lending fund, (b) $1.5 billion in our Real Estate segment attributable to co-investment capital raised, (c) $1.2 billion in our Hedge Fund Solutions segment, which was primarily from BAAM’s customized products and co-investment platform, and (d) $982.6 million in our Private Equity segment primarily related to fundraising for Tactical Opportunities.

•

Market appreciation of $7.0 billion primarily due to (a) $2.9 billion in our Private Equity segment primarily due to appreciation of our publicly traded holdings, (b) $2.3 billion in our Real Estate segment due to the appreciation of the underlying investments resulting from increasingly favorable real estate operating fundamentals, (c) $1.3 billion in our Hedge Fund Solutions segment due to solid returns from core funds, and (d) $529.8 million in our Credit segment due to appreciation of the underlying assets in our carry funds and hedge funds.

•	Outflows of $1.5 billion and realizations of $6.0 billion across the segments due to the same reasons noted in Fee-Earning Assets Under Management above.

Assets Under Management were $190.1 billion at March 31, 2012, an increase of $23.8 billion, or 14%, compared to $166.2 billion at December 31, 2011. The net increase was due to:

•

Inflows of $21.5 billion primarily related to (a) $14.2 billion in our Credit segment driven by the acquisition of Harbourmaster in January 2012, (b) $4.7 billion in our Real Estate segment driven by additional closings of commitments in BREP VII, and (c) $1.5 billion in our Hedge Fund Solutions segment due to growth in its commingled and customized investment products.

•	Outflows of $840.3 million and realizations of $2.4 billion were more than offset by market appreciation of $5.6 billion.

Limited Partner Capital Invested

The following table presents the limited partner capital invested during the respective periods:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$276,987	$643,044	$(366,057)	-57%
Real Estate	1,175,775	1,143,555	32,220	3%
Hedge Fund Solutions	55,849	4,661	51,188	N/M
Credit	275,852	928,173	(652,321)	-70%

Total	$1,784,463	$2,719,433	$(934,970)	-34%

N/M	Not meaningful.

Limited Partner Capital Invested was $1.8 billion for the three months ended March 31, 2013, a decrease of $935.0 million, or 34%, from $2.7 billion for the three months ended March 31, 2012. The decrease was primarily attributable to a decrease of $652.3 million in our Credit segment and a decrease of $366.1 million in our Private Equity segment due to the timing of investment closings. These decreases were partially offset by increases in our Hedge Fund Solutions and Real Estate segments of $51.2 million and $32.2 million, respectively.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of March 31, 2013 and 2012. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	March 31,
	2013	2012
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$448	$586
BCP VI Carried Interest	40	—
BEP Carried Interest	55	—
Tactical Opportunities Carried Interest	2	—

Total Private Equity (a)	545	586

Real Estate
BREP V Carried Interest	490	314
BREP VI Carried Interest	681	496
BREP VII Carried Interest	133	15
BREP Int’l I Carried Interest	2	9
BREP EU III Carried Interest	93	39
BREDS Carried Interest	20	17
BREDS Incentive Fees	7	4
Asia Platform Incentive Fees	20	24

Total Real Estate (a)	1,446	918

Hedge Fund Solutions
Incentive Fees	60	21

Total Hedge Fund Solutions	60	21

Credit
Carried Interest	143	95
Incentive Fees	67	74

Total Credit	210	169

Total Blackstone
Carried Interest	2,107	1,571
Incentive Fees	154	123

Net Accrued Performance Fees	$2,261	$1,694

(a)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2013:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,297	214,522	0.7x	8%	2,593,463	1.4x	2,807,985	1.3x	8%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	248,640	4,751,752	1.9x	48%	15,325,141	3.0x	20,076,893	2.7x	53%	37%
BCP V (Dec 2005 / Jan 2011)	21,020,878	1,362,492	20,816,848	1.3x	28%	4,453,770	1.2x	25,270,618	1.3x	2%	4%
BCP VI (Jan 2011 / Jan 2016)	15,173,929	11,183,807	3,815,948	1.2x	29%	35,972	1.3x	3,851,920	1.2x	22%	9%
BEP (Aug 2011 / Aug 2017)	2,426,375	1,428,861	1,108,026	2.0x	44%	32,546	1.2x	1,140,572	1.9x	34%	88%

Total Core Private Equity	53,719,253	14,423,097	30,707,096	1.4x	31%	36,624,137	2.2x	67,331,233	1.7x	21%	15%

Tactical Opportunities (d)	2,559,523	2,231,449	363,224	1.1x	—	9,161	1.3x	372,385	1.1x	N/M	14%
Other Funds and Co-Invest (d)	1,062,606	324,694	328,701	N/A	73%	—	N/A	328,701	0.5x	N/A	N/M

Total Private Equity	$57,341,382	$16,979,240	$31,399,021	1.3x	31%	$36,633,298	2.2x	$68,032,319	1.7x	21%	15%

continued…

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,174,534	0.8x	—	3,021,424	2.4x	4,195,958	1.5x	72%	13%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,946	7,275,478	1.7x	—	2,352,733	1.6x	9,628,211	1.7x	41%	9%
BREP VI (Feb 2007 / Aug 2011)	11,057,598	757,813	15,282,402	1.6x	3%	2,112,651	2.0x	17,395,053	1.6x	32%	10%
BREP VII (Aug 2011 / Feb 2017)	13,380,433	8,133,203	6,770,581	1.3x	—	530,631	1.5x	7,301,212	1.3x	47%	32%

Total Global Real Estate Funds	35,417,773	9,134,962	30,505,156	1.5x	1%	15,547,083	2.1x	46,052,239	1.6x	28%	16%

BREP Co-Investment (e)	4,188,092	505,000	5,632,582	1.5x	—	520,052	1.5x	6,152,634	1.5x	11%	12%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€109,596	1.2x	—	€1,230,290	2.2x	€1,339,886	2.0x	26%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	81,767	1,242,339	1.0x	—	191,828	1.2x	1,434,167	1.0x	3%	-1%
BREP Europe III (Jun 2008 / Dec 2013)	3,199,792	1,180,404	2,896,822	1.4x	—	23,412	2.0x	2,920,234	1.4x	39%	18%

Total Euro Funds	€5,651,918	€1,262,171	€4,248,757	1.3x	—	€1,445,530	2.0x	€5,694,287	1.4x	24%	9%

Total Real Estate	$46,728,739	$11,268,990	$41,868,445	1.4x	1%	$17,873,006	2.1x	$59,741,451	1.6x	27%	15%

Debt Strategies Drawdown (f)	$2,832,685	$690,939	$2,465,298	1.2x	—	$1,371,755	1.3x	$3,837,053	1.3x	16%	13%

Credit (g)
Mezzanine	$6,120,000	$3,100,006	$3,608,948	1.3x	—	$2,632,565	1.7x	$6,241,513	1.5x	N/A	20%
Rescue Lending	3,253,143	619,428	3,329,841	1.3x	—	1,456,563	1.1x	4,786,404	1.2x	N/A	15%

Total Credit	$9,373,143	$3,719,434	$6,938,789	1.3x	—	$4,089,128	1.4x	$11,027,917	1.4x

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.

(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2013 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for Tactical Opportunities and Other Funds and Co-Invest are not applicable or not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine and Rescue Lending Funds, excluding recycled capital during the investment period, was 1.8x and 1.3x, respectively.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$86,246	$85,789	$457	1%
Transaction and Other Fees, Net	24,453	18,097	6,356	35%
Management Fee Offsets	(480)	(3,782)	3,302	87%

Total Management Fees, Net	110,219	100,104	10,115	10%

Performance Fees
Realized
Carried Interest	139,892	3,933	135,959	N/M
Unrealized
Carried Interest	(83,954)	34,051	(118,005)	N/M

Total Performance Fees	55,938	37,984	17,954	47%

Investment Income
Realized	24,162	13,911	10,251	74%
Unrealized	31,711	16,469	15,242	93%

Total Investment Income	55,873	30,380	25,493	84%
Interest and Dividend Revenue	2,984	2,420	564	23%
Other	424	(215)	639	N/M

Total Revenues	225,438	170,673	54,765	32%

Expenses
Compensation and Benefits
Compensation	60,203	52,547	7,656	15%
Performance Fee Compensation
Realized
Carried Interest	16,246	320	15,926	N/M
Unrealized
Carried Interest	16,619	(1,052)	17,671	N/M

Total Compensation and Benefits	93,068	51,815	41,253	80%
Other Operating Expenses	29,168	28,881	287	1%

Total Expenses	122,236	80,696	41,540	51%

Economic Income	$103,202	$89,977	$13,225	15%

N/M	Not meaningful.

Revenues

Revenues were $225.4 million for the three months ended March 31, 2013, an increase of $54.8 million compared to $170.7 million for the three months ended March 31, 2012. The increase in revenues was attributable to increases in Investment Income, Performance Fees and Total Management Fees of $25.5 million, $18.0 million and $10.1 million, respectively.

Investment Income was $55.9 million, an increase of $25.5 million, compared to $30.4 million for the three months ended March 31, 2012, driven by returns in our BCP V, BCP VI and BEP funds. The portfolio benefited from strong performance of our public holdings, including the successful initial public offering of Pinnacle Foods, as well as from our private investments in the retail/consumer and hospitality/leisure sectors.

Performance Fees, which are determined on a fund by fund basis, were $55.9 million for the three months ended March 31, 2013, an increase of $18.0 million, compared to $38.0 million for the three months ended March 31, 2012, principally due to realizations of several publicly traded portfolio companies including TRW, Team Health, TDC and Kosmos.

Total Management Fees were $110.2 million for the three months ended March 31, 2013, an increase of $10.1 million compared to $100.1 million for the three months ended March 31, 2012, driven primarily by increased Transaction and Other Fees and a reduction of Management Fee Offsets. Transaction and Other Fees were $24.5 million for the three months ended March 31, 2013, an increase of $6.4 million compared to $18.1 million for the three months ended March 31, 2012, principally as a result of one time fees earned from the termination of management advisory service agreements related to the completion of Pinnacle Foods’ initial public offering and fees earned from new investment activity. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $122.2 million for the three months ended March 31, 2013, an increase of $41.5 million, compared to $80.7 million for the three months ended March 31, 2012. The increase was attributable to a $33.6 million increase in Performance Fee Compensation and a $7.7 million increase in Compensation. The increase in Performance Fee Compensation was driven by the increase in Performance Fees Revenue. Compensation increased primarily due to an increase in headcount to support the growth of the business.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2013 Inception to Date
	2013		2012		Total		Realized
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-2%	-2%	4%	4%	50%	37%	69%	53%
BCP V	11%	11%	5%	5%	5%	4%	4%	2%
BCP VI (b)	4%	1%	N/M	N/M	23%	9%	43%	22%
BEP (b)	20%	18%	N/M	N/M	95%	88%	36%	34%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	2012 returns for BCP VI and BEP are not meaningful as a material portion of the funds’ capital had not been invested.

The Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of March 31, 2013, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of March 31, 2013:

	Gain to Cross Carried Interest Threshold (a)
Funds Out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$4,155	9%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$138,346	$147,802	$(9,456)	-6%
Transaction and Other Fees, Net	9,140	14,412	(5,272)	-37%
Management Fee Offsets	(7,286)	(8,627)	1,341	16%

Total Management Fees, Net	140,200	153,587	(13,387)	-9%

Performance Fees
Realized
Carried Interest	68,773	8,617	60,156	N/M
Incentive Fees	3,092	(1)	3,093	N/M
Unrealized
Carried Interest	280,076	221,500	58,576	26%
Incentive Fees	2,400	7,914	(5,514)	-70%

Total Performance Fees	354,341	238,030	116,311	49%

Investment Income
Realized	9,534	7,812	1,722	22%
Unrealized	60,303	25,912	34,391	133%

Total Investment Income	69,837	33,724	36,113	107%
Interest and Dividend Revenue	4,298	2,552	1,746	68%
Other	(133)	(709)	576	81%

Total Revenues	568,543	427,184	141,359	33%

Expenses
Compensation and Benefits
Compensation	69,459	68,889	570	1%
Performance Fee Compensation
Realized
Carried Interest	25,863	4,077	21,786	N/M
Incentive Fees	1,724	2	1,722	N/M
Unrealized
Carried Interest	89,057	54,275	34,782	64%
Incentive Fees	1,034	3,768	(2,734)	-73%

Total Compensation and Benefits	187,137	131,011	56,126	43%
Other Operating Expenses	28,462	28,924	(462)	-2%

Total Expenses	215,599	159,935	55,664	35%

Economic Income	$352,944	$267,249	$85,695	32%

N/M	Not meaningful.

Revenues

Revenues were $568.5 million for the three months ended March 31, 2013, an increase of $141.4 million compared to $427.2 million for the three months ended March 31, 2012. The increase in revenues was primarily attributable to increases of $116.3 million in Performance Fees and $36.1 million in Investment Income, partially offset by a decrease of $13.4 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $354.3 million for the three months ended March 31, 2013, an increase of $116.3 million compared to $238.0 million for the three months ended March 31, 2012. Performance Fees continued to benefit from the strong performance of our BREP carry funds and were primarily driven by BREP V, VI, VII and BREP Europe III. For the three months ended March 31, 2013, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 6.3% driven by increasingly favorable real estate operating fundamentals, particularly in our hospitality, office and residential holdings. Our BREDS drawdown and real estate hedge funds appreciated 2.7% and 4.9%, respectively.

Investment Income was $69.8 million for the three months ended March 31, 2013, an increase of $36.1 million compared to $33.7 million for the three months ended March 31, 2012. The increase was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Total Management Fees were $140.2 million for the three months ended March 31, 2013, a decrease of $13.4 million compared to $153.6 million for the three months ended March 31, 2012. Base Management Fees were $138.3 million for the three months ended March 31, 2013, a decrease of $9.5 million compared to $147.8 million for the three months ended March 31, 2012. The decrease was primarily related to a one-time BREP VII management fee catch-up in the first quarter of 2012. Transaction and Other Fees were $9.1 million for the three months ended March 31, 2013, a decrease of $5.3 million compared to $14.4 million for the three months ended March 31, 2012, which was primarily related to a decrease in the acquisition fee rate charged on completed transactions.

Expenses

Expenses were $215.6 million for the three months ended March 31, 2013, an increase of $55.7 million, compared to $159.9 million for the three months ended March 31, 2012. The increase was primarily attributable to a $55.6 million increase in Performance Fee Compensation due to an increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2013 Inception to Date
	2013		2012		Total		Realized
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	—	—	—	—	33%	23%	35%	26%
BREP IV	2%	2%	1%	1%	24%	13%	106%	72%
BREP V	4%	3%	4%	3%	13%	9%	64%	41%
BREP International II (b)	10%	10%	-5%	-5%	1%	-1%	9%	3%
BREP VI	6%	5%	4%	3%	14%	10%	42%	32%
BREP Europe III (b)	6%	4%	2%	1%	38%	18%	55%	39%
BREP VII	11%	7%	25%	14%	51%	32%	79%	47%
BREDS I	3%	2%	5%	4%	17%	13%	20%	16%
BSSF I	5%	4%	8%	7%	16%	12%	N/A	N/A
CMBS	4%	3%	8%	7%	18%	13%	N/A	N/A
BREP Co-Investment (c)	8%	7%	3%	3%	15%	13%	22%	19%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2013:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€932	21%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of March 31, 2013: BREP Europe III, BREP VII and BREDS I.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$92,791	$81,821	$10,970	13%
Transaction and Other Fees, Net	4	92	(88)	-96%
Management Fee Offsets	(324)	(335)	11	3%

Total Management Fees, Net	92,471	81,578	10,893	13%

Performance Fees
Realized
Incentive Fees	13,709	3,298	10,411	N/M
Unrealized
Incentive Fees	55,501	23,187	32,314	139%

Total Performance Fees	69,210	26,485	42,725	161%

Investment Income
Realized	852	503	349	69%
Unrealized	3,913	8,371	(4,458)	-53%

Total Investment Income	4,765	8,874	(4,109)	-46%
Interest and Dividend Revenue	1,216	386	830	N/M
Other	85	(127)	212	N/M

Total Revenues	167,747	117,196	50,551	43%

Expenses
Compensation and Benefits
Compensation	33,868	28,233	5,635	20%
Performance Fee Compensation
Realized
Incentive Fees	5,022	1,378	3,644	N/M
Unrealized
Incentive Fees	19,836	7,294	12,542	172%

Total Compensation and Benefits	58,726	36,905	21,821	59%
Other Operating Expenses	15,159	13,934	1,225	9%

Total Expenses	73,885	50,839	23,046	45%

Economic Income	$93,862	$66,357	$27,505	41%

N/M	Not meaningful.

Revenues

Revenues were $167.7 million for the three months ended March 31, 2013, an increase of $50.6 million compared to $117.2 million for the three months ended March 31, 2012. The increase in revenues was primarily attributable to an increase of $42.7 million in Performance Fees to $69.2 million and an increase of $10.9 million in Total Management Fees to $92.5 million, partially offset by a decrease of $4.1 million in Investment Income to $4.8 million.

Performance Fees were $69.2 million for the three months ended March 31, 2013, an increase of $42.7 million compared to $26.5 million for the three months ended March 31, 2012, primarily due to an increase in Fee-Earning Assets Under Management above their respective high-water marks and/or hurdle, and therefore eligible for performance fees. The net returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 4.0% during the three months ended March 31, 2013.

Total Management Fees were $92.5 million for the three months ended March 31, 2013, an increase of $10.9 million compared to $81.6 million for the three months ended March 31, 2012. Base Management Fees were $92.8 million for the three months ended March 31, 2013, an increase of $11.0 million compared to the prior year period, driven by an increase in Fee-Earning Assets Under Management of 12% from the prior year period, which resulted from net inflows and market appreciation.

Investment Income was $4.8 million for the three months ended March 31, 2013, a decrease of $4.1 million compared to $8.9 million for the three months ended March 31, 2012. The decrease is primarily due to a lower rate of net appreciation in investments that Blackstone owns a share.

Expenses

Expenses were $73.9 million for the three months ended March 31, 2013, an increase of $23.0 million compared to the three months ended March 31, 2012. The increase was primarily attributable to a $16.2 million increase in Performance Fee Compensation due to the increase in Performance Fees revenue and a $5.6 million increase in Compensation, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses were $15.2 million for the three months ended March 31, 2013, an increase of $1.2 million compared to the three months ended March 31, 2012, primarily due to an increase in interest expense allocated to the segment and partially offset by a decrease in limited partner placement fees.

Operating Metrics

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of March 31,		As of March 31,
	2013	2012	2013	2012
	(Dollars in Thousands)
BAAM Managed Funds (b)	$25,028,428	$21,647,124	94%	52%

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at March 31, 2013 the incremental appreciation needed for the 6% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $76.0 million, a decrease of $316.3 million, or 80.6%, compared to $392.3 million at March 31, 2012. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of March 31, 2013, 52% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, Core Funds Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2013
	2013		2012		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	4%	4%	4%	4%	10%	9%	7%	5%	4%	3%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Core Funds Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Core Funds Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents our results of operations for our Credit segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$91,364	$80,094	$11,270	14%
Transaction and Other Fees, Net	4,374	5,725	(1,351)	-24%
Management Fee Offsets	(1,572)	(306)	(1,266)	N/M

Total Management Fees, Net	94,166	85,513	8,653	10%

Performance Fees
Realized
Carried Interest	85,505	1,010	84,495	N/M
Incentive Fees	7,926	1,982	5,944	N/M
Unrealized
Carried Interest	(18,775)	43,245	(62,020)	N/M
Incentive Fees	49,854	37,020	12,834	35%

Total Performance Fees	124,510	83,257	41,253	50%

Investment Income
Realized	3,328	683	2,645	N/M
Unrealized	1,093	9,211	(8,118)	-88%

Total Investment Income	4,421	9,894	(5,473)	-55%
Interest and Dividend Revenue	4,547	2,425	2,122	88%
Other	1,828	(238)	2,066	N/M

Total Revenues	229,472	180,851	48,621	27%

Expenses
Compensation and Benefits
Compensation	45,521	37,143	8,378	23%
Performance Fee Compensation
Realized
Carried Interest	47,328	3,541	43,787	N/M
Incentive Fees	3,762	2,872	890	31%
Unrealized
Carried Interest	(10,204)	31,320	(41,524)	N/M
Incentive Fees	23,608	1,717	21,891	N/M

Total Compensation and Benefits	110,015	76,593	33,422	44%
Other Operating Expenses	20,962	17,096	3,866	23%

Total Expenses	130,977	93,689	37,288	40%

Economic Income	$98,495	$87,162	$11,333	13%

N/M	Not meaningful.

Revenues

Revenues were $229.5 million for the three months ended March 31, 2013, an increase of $48.6 million compared to the three months ended March 31, 2012. The increase in revenues was primarily attributable to an increase of $41.3 million in Performance Fees and an increase of $8.7 million in Total Management Fees, partially offset by a decrease of $5.5 million in Investment Income.

Performance Fees were $124.5 million for the three months ended March 31, 2013, an increase of $41.3 million from the prior year period. This change was attributable to a higher rate of appreciation in our funds driven by favorable credit markets and strong underlying company performance in the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 4.6% for the hedge funds, 6.8% for the mezzanine funds and 4.8% for the rescue lending funds for the three months ended March 31, 2013.

Total Management Fees were $94.2 million for the three months ended March 31, 2013, an increase of $8.7 million from the prior year period. Base Management Fees were $91.4 million for the three months ended March 31, 2013, an increase of $11.3 million compared to the prior year period, primarily due to an increase in Fee-Earning Assets Under Management.

Total Investment Income was $4.4 million for the three months ended March 31, 2013, a decrease of $5.5 million from the prior year period. The decrease is primarily due to a lower rate of net appreciation in investments that Blackstone owns a share.

Expenses

Expenses were $131.0 million for the three months ended March 31, 2013, an increase of $37.3 million compared to the three months ended March 31, 2012. The increase in expenses was primarily attributable to increases of $25.0 million and $8.4 million in Performance Fee Compensation and Compensation, respectively. The $25.0 million increase in Performance Fee Compensation was primarily due to the increase in Performance Fees in the current quarter compared to the prior year period. Other Operating Expenses increased $3.9 million to $21.0 million for the three months ended March 31, 2013, compared to $17.1 million for the prior year period. The increase was primarily due to an increase in interest expense allocated to the segment and partially offset by a decrease in depreciation and other expenses.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2013
	2013		2012		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	6%	5%	5%	4%	19%	14%	16%	12%	12%	9%	12%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Three Months Ended March 31,				March 31, 2013 Inception to Date
	2013		2012
Fund (a)	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	8%	7%	7%	5%	27%	20%
Rescue Lending Funds (c)	6%	5%	8%	4%	21%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of March 31, 2013, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$67,020	$75,846	$(8,826)	-12%
Transaction and Other Fees, Net	3	145	(142)	-98%

Total Advisory and Transaction Fees	67,023	75,991	(8,968)	-12%

Investment Income (Loss)
Realized	234	583	(349)	-60%
Unrealized	(359)	(49)	(310)	N/M

Total Investment Income	(125)	534	(659)	N/M
Interest and Dividend Revenue	1,616	1,562	54	3%
Other	(61)	82	(143)	N/M

Total Revenues	68,453	78,169	(9,716)	-12%

Expenses
Compensation and Benefits
Compensation	57,926	67,960	(10,034)	-15%
Other Operating Expenses	20,693	20,686	7	0%

Total Expenses	78,619	88,646	(10,027)	-11%

Economic Income (Loss)	$(10,166)	$(10,477)	$311	3%

N/M	Not meaningful.

Revenues

Revenues were $68.5 million for the three months ended March 31, 2013, a decrease of $9.7 million, or 12%, compared to $78.2 million for the three months ended March 31, 2012. The decrease in revenues was driven primarily by decreases in Blackstone Advisory Partners’ business and in Blackstone’s fund placement business, partially offset by an increase in Blackstone’s restructuring and reorganization business. The decrease in Blackstone Advisory Partners’ business was due to a decrease in the number of transactions compared to the prior year period. The pipeline for the Blackstone Advisory Partners’ business remains steady across a diverse group of industries. The decrease in fees earned by Blackstone’s fund placement business was primarily due to a decrease in the number of transactions that closed in the Real Estate business during the period; however, market conditions are still moderately improving over the three months ended March 31, 2012. The increase in Blackstone’s restructuring and reorganization business was driven primarily by a higher amount of transaction fees recorded relative to the prior year period. The pipeline for the restructuring and reorganization business remains steady across a diverse group of industries.

Expenses

Expenses were $78.6 million for the three months ended March 31, 2013, a decrease of $10.0 million, or 11%, compared to $88.6 million for the three months ended March 31, 2012. Compensation decreased $10.0 million compared to the three months ended March 31, 2012, principally due to decreases in compensation expense in Blackstone Advisory Partners’ business and in our fund placement business, partially offset by an increase in compensation in our restructuring and reorganization business. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses were relatively flat compared to the three months ended March 31, 2012.

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

Fluctuations in our balance sheet result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Redeemable Non-Controlling Interests in Consolidated Entities, Non-Controlling Interests in Consolidated Entities and Appropriated Partners’ Capital in the Condensed Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our balance sheet also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total assets were $28.0 billion as of March 31, 2013, a decrease of $953.6 million from December 31, 2012. The decrease in total assets was primarily attributable to a $892.7 million decrease in Investments mainly due to the deconsolidation of certain CLO vehicles during the first quarter of 2013. Total liabilities were $16.6 billion as of March 31, 2013, a decrease of $1.1 billion from December 31, 2012. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $1.1 billion resulting from the deconsolidation of certain CLO vehicles and repayments of loans payable during the first quarter of 2013.

For the three months ended March 31, 2013, we had Total Fee Related Revenues of $519.2 million and related expenses of $381.4 million, generating Fee Related Earnings of $137.7 million and Distributable Earnings of $378.8 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. As of March 31, 2013, we had $815.3 million in cash, $1.3 billion invested in Blackstone’s Treasury cash management strategies, $142.5 million invested in liquid Blackstone Funds, $2.1 billion invested in illiquid Blackstone Funds and $142.2 million invested in other investments, against $1.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Base Management Fees (a)	$408,747	$395,506
Advisory Fees (a)	67,020	75,846
Transaction and Other Fees, Net (a)	37,974	38,471
Management Fee Offsets (a)	(9,662)	(13,050)
Interest Income and Other Revenue (b)	15,075	14,448
Compensation (a)	(266,977)	(254,772)
Other Operating Expenses (a)	(114,444)	(109,521)

Fee Related Earnings	137,733	146,928
Net Realized Incentive Fees (b)	14,219	1,027
Net Realized Carried Interest (b)	204,733	5,622
Net Realized Investment Income (b)	34,290	17,595
Taxes and Related Payables (c)	(12,148)	(9,051)

Distributable Earnings	378,827	162,121
Net Unrealized Incentive Fees (b)	63,277	55,342
Net Unrealized Carried Interest (b)	81,875	214,253
Net Unrealized Investment Income (b)	102,210	59,501
Add Back: Related Payables (d)	2,117	—

Economic Net Income	$628,306	$491,217

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$14,661	$9,345
Other Revenue (a)	2,143	(1,207)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	(1,729)	6,310

Interest Income and Other Revenue	$15,075	$14,448

Realized Incentive Fees (a)	$24,727	$5,279
Less: Realized Incentive Fee Compensation (a)	(10,508)	(4,252)

Net Realized Incentive Fees	$14,219	$1,027

Realized Carried Interest (a)	$294,170	$13,560
Less: Realized Carried Interest Compensation (a)	(89,437)	(7,938)

Net Realized Carried Interest	$204,733	$5,622

Realized Investment Income (a)	$38,110	$23,492
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	(3,820)	(5,897)

Net Realized Investment Income	$34,290	$17,595

Unrealized Incentive Fees (a)	$107,755	$68,121
Less: Unrealized Incentive Fee Compensation (a)	(44,478)	(12,779)

Net Unrealized Incentive Fees	$63,277	$55,342

Unrealized Carried Interest (a)	$177,347	$298,796
Less: Unrealized Carried Interest Compensation (a)	(95,472)	(84,543)

Net Unrealized Carried Interest	$81,875	$214,253

Unrealized Investment Income (a)	$96,661	$59,914
Less: Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	1,729	(6,310)
Less: Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (c)	3,820	5,897

Net Unrealized Investment Income	$102,210	$59,501

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income from Blackstone’s Treasury cash management strategies.
(c)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net Income Attributable to The Blackstone Group L.P.	$167,635	$58,325
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	207,090	107,405
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(9,452)	197,643
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	62,316	54,259

Net Income	427,589	417,632
Provision for Taxes	50,993	38,753

Income Before Provision for Taxes	478,582	456,385
IPO and Acquisition-Related Charges (a)	186,962	244,897
Amortization of Intangibles (b)	25,657	50,888
Income Associated with Non-Controlling Interests in Income of Consolidated Entities (c)	(52,864)	(251,902)

Economic Income	638,337	500,268
Taxes (d)	(10,031)	(9,051)

Economic Net Income	628,306	491,217
Taxes (d)	10,031	9,051
Performance Fee Adjustment (e)	(603,999)	(385,756)
Investment Income Adjustment (f)	(134,771)	(83,406)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	(1,729)	6,310
Performance Fee Compensation and Benefits Adjustment (h)	239,895	109,512

Fee Related Earnings	137,733	146,928
Realized Performance Fees (i)	218,952	6,649
Realized Investment Income (j)	38,110	23,492
Adjustment Related to Realized Investment Income — Blackstone’s Treasury Cash Management Strategies (k)	(3,820)	(5,897)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(12,148)	(9,051)

Distributable Earnings	378,827	162,121
Interest	26,069	13,554
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	12,148	9,051
Depreciation and Amortization	8,643	10,268

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization	$425,687	$194,994

(a)	The adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.

(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury cash management strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury cash management strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.

Amortization of non-cash deferred compensation included in Economic Income was $12.1 million and $7.8 million for the three months ended March 31, 2013 and 2012, respectively.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2013 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$574,908
BCP V	629,356	67,668
BCP IV	150,000	5,278
Blackstone Energy Partners (“BEP”)	50,000	39,296
Tactical Opportunities	50,682	44,069
Other (a)	63,585	12,979
Real Estate
BREP VII	300,000	169,795
BREP VI	750,000	50,738
BREP Europe III	100,000	36,079
Capital Trust Opportunity Partners I	25,000	15,311
Blackstone Real Estate Special Situations Fund II	43,016	13,998
Other (a)	105,194	11,343

continued...

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance II	$50,000	$25,109
Strategic Alliance	50,000	2,033
Credit
Capital Opportunities Fund II L.P. (“COF II”)	120,000	101,488
Blackstone / GSO Capital Solutions	50,000	9,607
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	66,228	17,707

Total	$3,372,715	$1,203,683

(a)	Represents capital commitments to a number of other funds in each respective segment.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI, BREP Europe III, BREP VII, Tactical Opportunities and COF II, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million, $100 million, $11 million and $110 million, respectively, of the aggregate applicable general partner original commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

Blackstone, through indirect subsidiaries, has a $1.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of July 13, 2017. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2013, no units were repurchased. As of March 31, 2013, the amount remaining under this program available for repurchases was $335.8 million.

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

Leverage

We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common unitholders. In addition to the borrowings from our bond issuances and our revolving credit facility, our Treasury cash management strategies may use reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. All of these positions are held in a separately managed portfolio. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles. The following table presents information regarding these financial instruments:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2013	$258.0	$102.3	$212.9
Balance, December 31, 2012	248.0	142.3	226.4
Three Months Ended March 31, 2013
Average Daily Balance	253.8	164.8	249.3
Maximum Daily Balance	290.9	271.9	276.6

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2013 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	April 1, 2013 to December 31, 2013	2014–2015	2016–2017	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$50,986	$123,012	$106,693	$175,502	$456,193
Purchase Obligations	13,431	12,337	874	—	26,642
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	72,667	193,762	193,762	620,515	1,080,706
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	891	5,040	—	—	5,931
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	57	26	—	—	83
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	12,503	—	—	11,469,306	11,481,809
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	106,446	283,240	283,240	461,694	1,134,620

continued...

Contractual Obligations	April 1, 2013 to December 31, 2013	2014–2015	2016–2017	Thereafter	Total
	(Dollars in Thousands)
Blackstone Funds Capital Commitments to Investee Funds (h)	$49,182	$—	$—	$—	$49,182
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	171,650	142,539	944,234	1,258,423
Unrecognized Tax Benefits, Including Interest and Penalties (j)	5,965	—	—	—	5,965
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (k)	1,203,683	—	—	—	1,203,683

Consolidated Contractual Obligations	1,515,811	789,067	727,108	15,306,251	18,338,237
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(12,503)	—	—	(11,469,306)	(11,481,809)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(106,446)	(283,240)	(283,240)	(461,694)	(1,134,620)
Blackstone Funds Capital Commitments to Investee Funds (h)	(49,182)	—	—	—	(49,182)

Blackstone Operating Entities Contractual Obligations	$1,347,680	$505,827	$443,868	$3,375,251	$5,672,626

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2013, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2013, at spreads to market rates pursuant to the financing agreements, at 1.03%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2013, at spreads to market rates pursuant to the financing agreements, and range from 0.40% to 10.91%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	The total represents gross unrecognized tax benefits of $4.0 million and interest and penalties of $2.0 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $28.2 million and interest of $4.2 million; therefore, such amounts are not included in the above contractual obligations table.
(k)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2013.

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

As of March 31, 2013, the clawback obligations were $249.2 million, of which $103.4 million related to Blackstone Holdings and $145.8 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Where the VIEs have qualified for the deferral of the current consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Assets of consolidated VIEs that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of Blackstone are presented in a separate section in the Condensed Consolidated Statements of Financial Condition.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our 2012 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees — Management and Advisory Fees are comprised of management fees, including base management fees, transaction and other fees, management fee reductions and offsets and advisory fees.

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

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.75% of committed capital or invested capital during the investment period,

•	0.65% to 1.75% of invested capital subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

Other Revenue — Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

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

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

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

Credit-Focused Investments — The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach.

Credit-Focused Liabilities — Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate, and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

The Partnership has elected the fair value option for certain proprietary investments that would otherwise have been accounted for using the equity method of accounting. The fair value of such investments is based on quoted prices in an active market or using the discounted cash flow method. Changes in fair value are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 4 to 20 years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO and the acquisition of GSO in 2008.

The carrying value of goodwill was $1.7 billion as of March 31, 2013 and December 31, 2012. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of March 31, 2013 and December 31, 2012, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of March 31, 2013 and December 31, 2012 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

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

•

In our capacity as adviser to certain funds in our Hedge Fund Solutions and Credit segments, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash-flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2013 and March 31, 2012, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	As of March 31,
	2013	2012
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	29%	26%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2013 and March 31, 2012, we estimate that a 10% decline in fair value of the investments would result in declines in the following items:

	March 31,
	2013			2012
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$54,093	$1,099,752	$263,460	$47,926	$1,065,477	$235,080

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$33,576,481	65%
Real Estate	47,421,887	95%
Hedge Fund Solutions	46,966,435	74%
Credit	26,352,634	45%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2013 and March 31, 2012, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in declines in the following items:

	March 31,
	2013			2012
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$11,827	$126,759	$29,914	$14,032	$83,612	$32,676

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2013 and March 31, 2012, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2013	2012
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$184	$4,707

Blackstone’s Treasury cash management strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. We estimate that our annualized investment income would decrease by $20.3 million, or 1.0% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $6.9 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $25.5 million, or 1.2% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. After the conclusion of discovery, the plaintiffs filed an amended complaint in June 2012, in which the plaintiffs sought damages on behalf of public shareholders that tendered their shares in connection with 17 leveraged buyouts. In March 2013, the court denied defendants’ joint motion for summary judgment and all but one individual motion for summary judgment on plaintiffs’ overarching conspiracy claim but narrowed the scope of plaintiffs’ allegations. Consequently, the number of transactions for which plaintiffs are seeking damages has been reduced from 17 to eight transactions. The court has previously dismissed claims against Blackstone with respect to three of these eight transactions because Blackstone was released from any and all claims by the same shareholders in prior litigation. The court also denied the motion by Blackstone and three other defendants for summary judgment on plaintiffs’ claim of a conspiracy with respect to the Hospital Corporation of America (HCA). Finally, the court ordered the defendants to file renewed individual motions for summary judgment with respect to the overarching conspiracy claim, and on April 16, 2013, Blackstone filed a renewed motion. The court has not yet established a schedule for determining whether to certify the shareholder class proposed by plaintiffs.

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

In February 2011, a three-judge panel of the Second Circuit reversed the District Court’s decision, ruling that the District Court incorrectly found that plaintiffs’ allegations were, if true, immaterial as a matter of law. The Second Circuit disagreed with the District Court, concluding that the complaint “plausibly” alleged that the initial public offering documents omitted material information concerning two of Blackstone funds’ individual investments and inadequately disclosed information relating to market risks to their real estate investments. Because this was a motion to dismiss, in reaching this decision the Second Circuit accepted all of the complaint’s factual allegations as true and drew every reasonable inference in plaintiffs’ favor. The Second Circuit did not consider facts other than those in the plaintiffs’ complaint. On June 28, 2011, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was subsequently denied. On August 8, 2011, defendants filed their answer to the complaint and discovery commenced. On March 29, 2013, the parties completed factual discovery. Expert discovery has commenced and is proceeding in this action.

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

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2013, no units were repurchased. As of March 31, 2013, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively referred to herein as “SunGard”), and Travelport Limited, which may be considered our affiliates.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 8, 2013

The Blackstone Group L.P.
By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)