Form 10-Q
period 2013-06-30
Blackstone Group L.P.
filed 2013-08-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 31, 2013 was 468,367,363. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 31, 2013 was 94,583,468.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, and certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”). We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds, which are managed by Blackstone.

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

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments, the remaining amount of invested capital at cost depending on whether the investment period has or has not expired or the fee terms of the fund. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

This report does not constitute an offer of any Blackstone Fund.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$660,977	$709,502
Cash Held by Blackstone Funds and Other	1,176,875	1,404,411
Investments (including assets pledged of $0 and $141,931 at June 30, 2013 and December 31, 2012, respectively)	19,897,566	20,847,270
Accounts Receivable	936,240	638,164
Reverse Repurchase Agreements	176,273	248,018
Due from Affiliates	997,055	1,120,067
Intangible Assets, Net	554,043	598,535
Goodwill	1,703,602	1,703,602
Other Assets	347,921	376,372
Deferred Tax Assets	1,292,326	1,285,611

Total Assets	$27,742,878	$28,931,552

Liabilities and Partners’ Capital
Loans Payable	$11,363,892	$13,051,404
Due to Affiliates	1,824,009	2,002,644
Accrued Compensation and Benefits	1,380,546	1,254,978
Securities Sold, Not Yet Purchased	77,553	226,425
Repurchase Agreements	—	142,266
Accounts Payable, Accrued Expenses and Other Liabilities	1,096,167	1,038,888

Total Liabilities	15,742,167	17,716,605

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities	1,978,286	1,556,185

Partners’ Capital
Partners’ Capital (common units: 564,782,122 issued and outstanding as of June 30, 2013; 556,354,387 issued and outstanding as of December 31, 2012)	5,202,090	4,955,649
Appropriated Partners’ Capital	335,656	509,028
Accumulated Other Comprehensive Income	1,154	2,170
Non-Controlling Interests in Consolidated Entities	1,560,344	1,443,559
Non-Controlling Interests in Blackstone Holdings	2,923,181	2,748,356

Total Partners’ Capital	10,022,425	9,658,762

Total Liabilities and Partners’ Capital	$27,742,878	$28,931,552

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

	June 30, 2013	December 31, 2012
Assets
Cash Held by Blackstone Funds and Other	$947,924	$1,163,915
Investments	10,582,000	12,320,611
Accounts Receivable	190,249	187,343
Due from Affiliates	25,133	27,034
Other Assets	36,897	35,447

Total Assets	$11,782,203	$13,734,350

Liabilities
Loans Payable	$9,690,646	$11,375,877
Due to Affiliates	150,323	253,546
Accounts Payable, Accrued Expenses and Other	454,301	518,656

Total Liabilities	$10,295,270	$12,148,079

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Management and Advisory Fees, Net	$578,723	$488,048	$1,060,856	$959,724

Performance Fees
Realized
Carried Interest	183,288	55,929	477,458	69,489
Incentive Fees	76,104	11,631	99,845	16,910
Unrealized
Carried Interest	456,706	84,290	634,053	383,086
Incentive Fees	938	(16,436)	106,736	50,699

Total Performance Fees	717,036	135,414	1,318,092	520,184

Investment Income (Loss)
Realized	75,490	5,758	117,843	22,093
Unrealized	56,570	(10,519)	162,800	62,307

Total Investment Income (Loss)	132,060	(4,761)	280,643	84,400

Interest and Dividend Revenue	13,814	9,267	26,371	16,903
Other	(1,163)	(765)	981	(1,972)

Total Revenues	1,440,470	627,203	2,686,943	1,579,239

Expenses
Compensation and Benefits Compensation	478,981	533,367	930,411	1,028,622
Performance Fee Compensation
Realized
Carried Interest	75,910	7,898	165,347	15,836
Incentive Fees	35,014	5,576	45,522	9,828
Unrealized
Carried Interest	172,824	36,815	268,296	121,359
Incentive Fees	3,084	(9,595)	47,562	3,183

Total Compensation and Benefits	765,813	574,061	1,457,138	1,178,828
General, Administrative and Other	117,365	135,737	226,671	278,503
Interest Expense	26,956	13,773	54,018	28,291
Fund Expenses	4,628	16,248	12,036	37,990

Total Expenses	914,762	739,819	1,749,863	1,523,612

Other Income
Net Gains from Fund Investment Activities	40,966	248,230	108,176	536,372

Income Before Provision for Taxes	566,674	135,614	1,045,256	591,999
Provision for Taxes	56,082	41,337	107,075	80,090

Net Income	510,592	94,277	938,181	511,909
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,366	(17,666)	84,682	36,594
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	27,944	239,934	18,492	437,576
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	249,134	(53,027)	456,224	54,378

Net Income (Loss) Attributable to The Blackstone Group L.P.	$211,148	$(74,964)	$378,783	$(16,639)

Distributions Declared Per Common Unit	$0.30	$0.10	$0.72	$0.32

Net Income (Loss) Per Common Unit—Basic and Diluted	$0.36	$(0.14)	$0.65	$(0.03)

Weighted-Average Common Units Outstanding
Common Units, Basic	583,843,094	528,778,977	583,086,840	517,882,253

Common Units, Diluted	586,763,053	528,778,977	586,235,677	517,882,253

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$80,752	$56,133	$120,123	$104,117

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$510,592	$94,277	$938,181	$511,909
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	10,018	(21,255)	(1,932)	(23,429)

Comprehensive Income	520,610	73,022	936,249	488,480
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,366	(17,666)	84,682	36,594
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	34,856	220,044	17,576	414,173
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	249,134	(53,027)	456,224	54,378

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$214,254	$(76,329)	$377,767	$(16,665)

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Net Income	—	378,783	—	—	18,492	456,224	853,499	84,682
Allocation of Losses of Consolidated CLO Entities	—	—	(141,719)	—	141,719	—	—	—
Currency Translation Adjustment	—	—	—	(1,016)	(916)	—	(1,932)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(916)	—	916	—	—	—
Capital Contributions	—	—	—	—	95,651	153	95,804	502,372
Capital Distributions	—	(412,480)	—	—	(137,786)	(492,635)	(1,042,901)	(165,003)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,291)	—	(1,291)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(22)	—	—	—	—	(22)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	76,899	—	—	—	—	76,899	—
Equity-Based Compensation	—	216,736	—	—	—	213,049	429,785	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(30,737)	—	—	—	(30,737)	50
Net Delivery of Vested Common Units	5,988,448	(15,162)	—	—	—	(279)	(15,441)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,476)	—	—	—	10,476	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	2,439,287	12,163	—	—	—	(12,163)	—	—

Balance at June 30, 2013	564,782,122	$5,202,090	$335,656	$1,154	$1,560,344	$2,923,181	$10,022,425	$1,978,286

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non-Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Net Income (Loss)	—	(16,639)	—	—	437,576	54,378	475,315	36,594
Allocation of Income of Consolidated CLO Entities	—	—	370,084	—	(370,084)	—	—	—
Currency Translation Adjustment	—	—	—	(26)	(23,403)	—	(23,429)	—
Allocation of Currency Translation Adjustment of Consolidated CLOs	—	—	(23,403)	—	23,403	—	—	—
Capital Contributions	—	—	—	—	97,832	—	97,832	210,447
Capital Distributions	—	(163,964)	—	—	(47,843)	(226,326)	(438,133)	(100,728)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(3,616)	(943)	(4,559)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(33)	—	—	—	—	(33)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	12,743	—	—	—	—	12,743	—
Equity-Based Compensation	—	234,224	—	—	—	274,730	508,954	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	20,149
Net Delivery of Vested Common Units	8,175,645	(17,032)	—	—	—	(207)	(17,239)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(9,467)	—	—	—	9,467	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	22,148,152	91,649	—	—	—	(91,649)	—	—

Balance at June 30, 2012	519,754,704	$4,413,322	$966,931	$1,932	$1,143,290	$2,479,970	$9,005,445	$1,258,295

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net Income	$938,181	$511,909
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Blackstone Funds Related:
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(277,805)	(520,599)
Net Realized Gains on Investments	(788,643)	(97,353)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(160,642)	(31,230)
Unrealized Appreciation on Hedge Activities	—	22,599
Non-Cash Performance Fees	(381,415)	(332,432)
Non-Cash Performance Fee Compensation	526,727	150,206
Equity-Based Compensation Expense	378,587	467,005
Amortization of Intangibles	44,492	84,835
Other Non-Cash Amounts Included in Net Income	101,767	24,379
Cash Flows Due to Changes in Operating Assets and Liabilities:
Cash Held by Blackstone Funds and Other	227,249	152,335
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(135,843)	20,148
Accounts Receivable	(44,072)	(130,775)
Reverse Repurchase Agreements	71,745	50,961
Due from Affiliates	126,242	(20,202)
Other Assets	2,966	(8,051)
Accrued Compensation and Benefits	(267,844)	31,071
Securities Sold, Not Yet Purchased	(143,916)	(50,143)
Accounts Payable, Accrued Expenses and Other Liabilities	(342,707)	(425,377)
Repurchase Agreements	(142,073)	14,138
Due to Affiliates	(34,986)	(27,892)
Treasury Cash Management Strategies:
Investments Purchased	(2,258,191)	(1,382,392)
Cash Proceeds from Sale of Investments	2,533,672	1,356,654
Blackstone Funds Related:
Investments Purchased	(5,163,545)	(3,593,721)
Cash Proceeds from Sale or Pay Down of Investments	6,530,610	4,080,259

Net Cash Provided by Operating Activities	1,340,556	346,332

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(14,645)	(20,948)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(156,972)
Changes in Restricted Cash	5,804	(176)

Net Cash Used in Investing Activities	(8,841)	(178,096)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(302,789)	(141,769)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	595,543	297,528

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2013	2012
Purchase of Interests from Certain Non-Controlling Interest Holders	$(22)	$(32)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(15,441)	(17,239)
Proceeds from Loans Payable	2,850	4,899
Repayment and Repurchase of Loans Payable	(3,691)	(10,115)
Distributions to Unitholders	(905,115)	(390,290)
Blackstone Funds Related:
Proceeds from Loans Payable	4,075	3,981
Repayment of Loans Payable	(755,045)	(257,283)

Net Cash Used in Financing Activities	(1,379,635)	(510,320)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(605)	(115)

Net Decrease in Cash and Cash Equivalents	(48,525)	(342,199)
Cash and Cash Equivalents, Beginning of Period	709,502	754,744

Cash and Cash Equivalents, End of Period	$660,977	$412,545

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$56,621	$42,853

Payments for Income Taxes	$41,808	$14,752

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(291)	$(4,377)

Net Assets Related to the Consolidation of CLO Vehicles	$—	$233,541

In-kind Redemption of Capital	$—	$(2,017)

In-kind Contribution of Capital	$2,323	$2,017

Transfer of Interests to Non-Controlling Interest Holders	$(1,291)	$(3,615)

Change in The Blackstone Group L.P.’s Ownership Interest	$(10,476)	$(9,467)

Net Settlement of Vested Common Units	$53,585	$91,690

Conversion of Blackstone Holdings Units to Common Units	$12,163	$91,649

Acquisition of Ownership Interests from Non-Controlling Interest Holders:
Deferred Tax Asset	$(85,538)	$(76,569)

Due to Affiliates	$8,639	$63,826

Partners’ Capital	$76,899	$12,743

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries, (“Blackstone” or the “Partnership”) is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, collateralized debt obligation (“CDO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

Blackstone’s other disclosures regarding VIEs are discussed in Note 9. “Variable Interest Entities”.

Fair Value of Financial Instruments

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, government and agency securities, less liquid and restricted equity securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain funds of hedge funds and proprietary investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

•

Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, certain over-the-counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds that use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles generally are classified within Level III of the fair value hierarchy.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

Private Equity Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples.

Real Estate Investments – The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or capitalization rate. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

Funds of Hedge Funds – The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, the Partnership may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP.

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

Credit-Focused Investments – The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach.

Credit-Focused Liabilities – Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

Equity Method Investments

Investments in which the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments in Blackstone Funds are reported at fair value, the carrying value of the Partnership’s equity method investments represents fair value.

Repurchase and Reverse Repurchase Agreements

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprised primarily of U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. The carrying value of repurchase and reverse repurchase agreements approximates fair value.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements on its Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.

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

For freestanding derivative contracts, the Partnership presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

in Net Gains from Funds Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The fair value of freestanding derivative assets are recorded within Investments and freestanding derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

The Partnership has elected to not offset derivative assets and liabilities or financial assets on its Condensed Consolidated Statements of Financial Condition, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Partnership, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarified that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments were effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Partnership’s financial statements.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

In June 2013, the FASB issued guidance to clarify the characteristics of an investment company and to provide guidance for assessing whether an entity is an investment company. Consistent with existing guidance for investment companies, all investments are to be measured at fair value including non-controlling ownership interests in other investment companies. There are no changes to the current requirements relating to the retention of specialized accounting in the consolidated financial statements of a non-investment company parent. The guidance is effective for interim and annual periods beginning after December 15, 2013 and early application is prohibited. Adoption is not expected to have a material impact on the Partnership’s financial statements.

3. INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2013	December 31, 2012
Finite-Lived Intangible Assets / Contractual Rights	$1,536,244	$1,536,244
Accumulated Amortization	(982,201)	(937,709)

Intangible Assets, Net	$554,043	$598,535

Amortization expense associated with Blackstone’s intangible assets was $21.6 million and $44.5 million for the three and six month periods ended June 30, 2013, respectively, and $36.7 million and $84.8 million for the three and six month periods ended June 30, 2012, respectively.

Amortization of Intangible Assets held at June 30, 2013 is expected to be $88.1 million, $83.5 million, $77.1 million, $72.8 million, and $46.4 million for each of the years ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively. Blackstone’s intangible assets as of June 30, 2013 are expected to amortize over a weighted-average period of 8.2 years.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4. INVESTMENTS

Investments consist of the following:

	June 30, 2013	December 31, 2012
Investments of Consolidated Blackstone Funds	$12,577,076	$14,026,745
Equity Method Investments	2,777,039	2,582,504
Blackstone’s Treasury Cash Management Strategies	1,079,171	1,411,680
Performance Fees	3,378,892	2,780,217
Other Investments	85,388	46,124

	$19,897,566	$20,847,270

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $480.4 million and $500.5 million at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At June 30, 2013 and December 31, 2012, no investment exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income—Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized Gains (Losses)	$30,547	$(54,791)	$98,335	$(10,441)
Net Change in Unrealized Gains (Losses)	(41,232)	232,484	(83,727)	388,169

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(10,685)	177,693	14,608	377,728

Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	51,651	70,537	93,568	158,644
Other Income—Net Gains from Fund Investment Activities	$40,966	$248,230	$108,176	$536,372

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended June 30, 2013 and 2012, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership recognized net gains (losses) related to its equity method investments of $103.4 million and $(14.1) million for the three months ended June 30, 2013 and 2012, respectively. The Partnership recognized net gains related to its equity method investments of $211.3 million and $44.0 million for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized Gains (Losses)	$(1,354)	$2,167	$2,557	$10
Net Change in Unrealized Gains (Losses)	(18,196)	5,245	(19,167)	826

	$(19,550)	$7,412	$(16,610)	$836

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2012	$780,474	$1,633,279	$6,214	$360,250	$2,780,217
Performance Fees Allocated as a Result of Changes in Fund Fair Values	173,638	728,716	30,666	169,897	1,102,917
Foreign Exchange Gain	—	3,060	—	—	3,060
Fund Distributions	(149,174)	(212,995)	(3,526)	(141,607)	(507,302)

Performance Fees, June 30, 2013	$804,938	$2,152,060	$33,354	$388,540	$3,378,892

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized Gains	$14,754	$541	$14,106	$796
Net Change in Unrealized Gains (Losses)	(17,705)	(2,547)	(12,501)	190

	$(2,951)	$(2,006)	$1,605	$986

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2013 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$131,088	$5,573	(a	)	(a	)
Credit Driven	224,468	1,980	(b	)	(b	)
Event Driven	111,200	—	(c	)	(c	)
Equity	487,390	—	(d	)	(d	)
Commodities	58,326	—	(e	)	(e	)

	$1,012,472	$7,553

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 61% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 39% of investments within this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated. As of the reporting date, the investee fund manager had elected to side-pocket 23% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 82% of the value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 6% of the total value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. The remaining 12% of investments within this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had not elected to side-pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 70% of the total value of investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 18% of the total value of investments in this category are subject to lock-up restrictions. Investments representing 11% of the total value of investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments or gate such investments, whereby limiting the amount of withdrawals from the fund during a redemption period. Investments representing 1% of the total value of investments in this category are in hedge funds that are in the process of liquidating. As of the reporting date, the investee fund manager had elected to side-pocket 2% of Blackstone’s investments in this category.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments in this category may not be redeemed at, or within three months of, the reporting date.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

	June 30, 2013				December 31, 2012
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone—Other
Interest Rate Contracts	$1,380,954	$47,664	$362,505	$3,360	$689,300	$55,270	$636,555	$4,116
Foreign Currency Contracts	135,527	3,059	105,316	3,162	16,771	74	7,025	81
Credit Default Swaps	—	—	16,000	1,879	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	394,227	43,523	277,265	9,353	435,229	37,898	301,551	17,101
Interest Rate Contracts	79,637	4,010	—	—	165,517	6,132	90,500	772

Total	$1,990,345	$98,256	$761,086	$17,754	$1,306,817	$99,374	$1,035,631	$22,070

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fair Value Hedges—Interest Rate Swaps
Hedge Ineffectiveness	$—	$1,342	$—	$548

Excluded from Assessment of Effectiveness	$—	$4,950	$—	$(938)

Realized Gain	$—	$22,941	$—	$22,941

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(429)	$(2,687)	$(955)	$(2,551)
Foreign Currency Contracts	(2,527)	1,070	(3,763)	2,795
Other	(181)	7	(173)	7

Total	$(3,137)	$(1,610)	$(4,891)	$251

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(2,807)	$1,022	$(9,493)	$7,619
Foreign Currency Contracts	5,257	(14,386)	12,636	(665)
Credit Default Swaps	(277)	(45)	(300)	(41)

Total	$2,173	$(13,409)	$2,843	$6,913

As of June 30, 2013 and December 31, 2012, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7. FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2013	December 31, 2012
Assets
Loans and Receivables	$107,731	$30,663
Equity and Preferred Securities	65,030	16,147
Assets of Consolidated CLO Vehicles
Corporate Loans	9,282,272	11,053,513
Corporate Bonds	149,081	162,456
Other	18,184	18,285

	$9,622,298	$11,281,064

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$9,189,948	$10,695,136
Subordinated Notes	618,682	846,471

	$9,808,630	$11,541,607

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2013		2012
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(154)	$—	$(402)
Equity and Preferred Securities	(605)	(2,869)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	3,499	(44,274)	(63,992)	12,481
Corporate Bonds	771	(2,070)	311	(3,386)
Other	537	(497)	1,419	6,626

	$4,202	$(49,864)	$(62,262)	$15,319

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(64,042)	$1	$(21,509)
Subordinated Notes	—	41,267	—	42,247

	$—	$(22,775)	$1	$20,738

	Six Months Ended June 30,
	2013		2012
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$43	$(204)	$—	$(396)
Equity and Preferred Securities	(1,398)	281	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	43,074	34,872	(24,718)	301,712
Corporate Bonds	3,653	(5,858)	718	9,295
Other	1,426	1,112	1,539	10,107

	$46,798	$30,203	$(22,461)	$320,718

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(291,953)	$(43)	$(114,712)
Subordinated Notes	—	78,009	—	7,764

	$—	$(213,944)	$(43)	$(106,948)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2013			December 31, 2012
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(440)	$—	$—	$(292)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(448,964)	69,499	(167,937)	(586,450)	35,322	(73,291)
Corporate Bonds	(2,454)	—	—	(984)	831	(44)

	$(451,858)	$69,499	$(167,937)	$(587,726)	$36,153	$(73,335)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of June 30, 2013 and December 31, 2012, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of June 30, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2013
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$974,599	$974,599
Equity Securities	59,432	63,314	217,646	340,392
Partnership and LLC Interests	—	8,547	628,255	636,802
Debt Instruments	—	1,102,396	25,817	1,128,213
Assets of Consolidated CLO Vehicles
Corporate Loans	—	8,258,099	1,024,173	9,282,272
Corporate Bonds	—	146,472	2,609	149,081
Freestanding Derivatives—Foreign Currency Contracts	—	43,523	—	43,523
Freestanding Derivatives—Interest Rate Contracts	—	4,010	—	4,010
Other	—	964	17,220	18,184

Total Investments of Consolidated Blackstone Funds	59,432	9,627,325	2,890,319	12,577,076
Blackstone’s Treasury Cash Management Strategies	415,584	631,783	31,804	1,079,171
Money Market Funds	178,931	—	—	178,931
Freestanding Derivatives
Interest Rate Contracts	3,444	44,220	—	47,664
Foreign Currency Contracts	—	3,059	—	3,059
Loans and Receivables	—	—	107,731	107,731
Other Investments	62,197	7,081	16,110	85,388

	$719,588	$10,313,468	$3,045,964	$14,079,020

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$9,189,948	$9,189,948
Subordinated Notes	—	—	618,682	618,682
Freestanding Derivatives—Foreign Currency Contracts	—	9,353	—	9,353
Freestanding Derivatives—Interest Rate Contracts	—	—	—	—
Freestanding Derivatives
Interest Rate Contracts	1,289	2,071	—	3,360
Foreign Currency Contracts	—	3,162	—	3,162
Credit Default Swaps	—	1,879	—	1,879
Securities Sold, Not Yet Purchased	—	77,553	—	77,553

	$1,289	$94,018	$9,808,630	$9,903,937

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Transfers from Level I into Level II (a)	$31	$15,924	$28,670	$45,440
Transfers from Level II into Level I (b)	$46,495	$529	$—	$801

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$974,599	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	156,394	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Multiple - P/E	8.2% - 25.0% 0.9% - 43.4% 5.0x - 11.5x 8.5x - 17.0x	11.3% 5.4% 9.5x 10.0x
	58,753	Transaction Price	N/A	N/A	N/A
	279	Market Comparable Companies	EBITDA Multiple	7.2x - 7.8x	7.4x
	85	Third Party Pricing	N/A	N/A	N/A
	2,135	Other	N/A	N/A	N/A
Partnership and LLC Interests	608,846	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate	5.1% - 26.3% -4.6% - 33.9% 3.0x - 20.0x 5.0% - 10.5%	9.0% 5.9% 9.8x 7.0%
	12,107	Transaction Price	N/A	N/A	N/A
	7,302	Third Party Pricing	N/A	N/A	N/A
Debt Instruments	13,708	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	8.4% - 27.0% 1.6% - 3.4% 5.8x - 11.5x 6.1% - 10.0% 2.0% - 3.0% 70.0% 12 months 20.0% LIBOR + 375 bps	15.7% 2.1% 10.5x 7.4% 2.6% N/A N/A N/A N/A
	11,690	Third Party Pricing	N/A	N/A	N/A
	121	Transaction Price	N/A	N/A	N/A
	298	Market Comparable Companies	EBITDA Multiple	6.3x - 7.6x	6.3x
Assets of Consolidated CLO Vehicles	562,383	Third Party Pricing	N/A	N/A	N/A
	426,496	Market Comparable Companies	EBITDA Multiple	2.0x - 11.4x	8.0x
	55,114	Discounted Cash Flows	Discount Rate	6.9% - 12.9%	7.6%
	9	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	2,890,319
					continued...

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$4,351	Transaction Price	N/A	N/A	N/A
	17,822	Third Party Pricing	N/A	N/A	N/A
	9,631	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Discount Rate	2.0% 30.0% - 70.0% 12 months 10.0% - 20.0% LIBOR + 375 bps 6.3% - 10.3%	N/A 66.0% N/A 19.0% N/A 8.0%
Loans and Receivables	107,731	Discounted Cash Flows	Discount Rate	8.5% - 30.1%	11.5%
Other Investments	3,983	NAV as Fair Value	N/A	N/A	N/A
	4,249	Discounted Cash Flows	Discount Rate	12.5%	N/A
	7,878	Transaction Price	N/A	N/A	N/A

Total	$3,045,964

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$9,808,630	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 40.0%	18.0%
			Discount Rate	0.7% - 47.0%	3.2%
			Reinvestment Rate	LIBOR + 375 bps	N/A

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$890,465	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	151,899	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Multiple - P/E	8.4% - 25.1% 0.7% - 83.4% 5.8x - 11.5x 8.5x - 17.0x	11.2% 5.6% 9.2x 10.1x
	61,479	Transaction Price	N/A	N/A	N/A
	1,602	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.9x 5.0x - 8.7x	N/A 7.8x
	200	Third Party Pricing	N/A	N/A	N/A
	1,880	Other	N/A	N/A	N/A
Partnership and LLC Interests	562,678	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate	5.3% - 22.6% -8.2% - 62.0% 4.5x - 15.4x 1.0% - 10.5%	8.9% 5.3% 10.0x 7.0%
	13,316	Transaction Price	N/A	N/A	N/A
	5,157	Third Party Pricing	N/A	N/A	N/A
Debt Instruments	13,056	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	7.8% - 42.0% 2.9% - 5.1% 9.5x 7.0% - 7.5% 2.0% 70.0% 12 months 20.0% LIBOR + 400 bps	15.6% 3.8% N/A 7.1% N/A N/A N/A N/A N/A
	4,004	Third Party Pricing	N/A	N/A	N/A
	664	Market Comparable Companies	EBITDA Multiple	6.5x - 7.5x	6.7x
Assets of Consolidated CLO Vehicles	900,146	Third Party Pricing	N/A	N/A	N/A
	278,972	Market Comparable Companies	EBITDA Multiple Liquidity Discount	2.0x - 13.0x 1.0% - 25.0%	6.5x 8.4%
	132,171	Discounted Cash Flows	Discount Rate	7.0% - 15.7%	9.3%
	10	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,017,699
					continued...

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$1,006	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Discount Rate Reinvestment Rate	2.0% 70.0% 12 months 20.0% 12.0% LIBOR + 400 bps	N/A N/A N/A N/A N/A N/A
	200	Transaction Price	N/A	N/A	N/A
Loans and Receivables	30,620	Discounted Cash Flows	Discount Rate	11.8% - 25.9%	13.7%
	43	Market Comparable Companies	EBITDA Multiple	8.7x	N/A
Other Investments	17,901	NAV as Fair Value	N/A	N/A	N/A
	5,647	Discounted Cash Flows	Discount Rate	12.5%	N/A
	3,350	Transaction Price	N/A	N/A	N/A

Total	$3,076,466

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$11,541,607	Discounted Cash Flows	Default Rate	2.0% - 5.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	1.1% - 50.0%	3.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit	Multiple Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Since December 31, 2012, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income (Loss) and Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2013				2012
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$2,937,297	$3,867	$63,049	$3,004,213	$2,390,276	$105,004	$21,791	$2,517,071
Transfer Out Due to Deconsolidation	(50,181)	—	—	(50,181)	(1,599)	—	—	(1,599)
Transfer In to Level III (b)	177,145	—	—	177,145	171,916	—	—	171,916
Transfer Out of Level III (b)	(259,570)	—	(1,713)	(261,283)	(59,315)	—	—	(59,315)
Purchases	308,817	103,653	28,260	440,730	232,684	39,657	100	272,441
Sales	(302,010)	—	(41,074)	(343,084)	(173,516)	(41,872)	(541)	(215,929)
Settlements	—	—	—	—	—	(186)	—	(186)
Realized Gains (Losses), Net	29,476	—	13,587	43,063	(12,264)	—	541	(11,723)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	49,345	211	(14,195)	35,361	(8,026)	1,604	(529)	(6,951)

Balance, End of Period	$2,890,319	$107,731	$47,914	$3,045,964	$2,540,156	$104,207	$21,362	$2,665,725

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2013				2012
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,017,699	$30,663	$28,104	$3,076,466	$2,103,769	$8,555	$20,164	$2,132,488
Transfer In Due to Consolidation and Acquisition (a)	—	—	11,960	11,960	122,565	—	—	122,565
Transfer Out Due to Deconsolidation	(152,727)	—	—	(152,727)	(1,599)	—	—	(1,599)
Transfer In to Level III (b)	224,363	—	—	224,363	253,608	—	—	253,608
Transfer Out of Level III (b)	(372,438)	—	(1,713)	(374,151)	(103,280)	—	—	(103,280)
Purchases	436,850	106,526	91,034	634,410	320,312	142,908	100	463,320
Sales	(430,563)	(29,462)	(80,536)	(540,561)	(229,623)	(49,251)	(541)	(279,415)
Settlements	—	(332)	(1,559)	(1,891)	—	(46)	—	(46)
Realized Gains (Losses), Net	1,959	43	14,436	16,438	(9,093)	—	639	(8,454)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	165,176	293	(13,812)	151,657	83,497	2,041	1,000	86,538

Balance, End of Period	$2,890,319	$107,731	$47,914	$3,045,964	$2,540,156	$104,207	$21,362	$2,665,725

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2013			2012
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$9,634,747	$720,552	$10,355,299	$10,984,018	$857,772	$11,841,790
Transfer Out Due to Deconsolidation	(343,392)	(67,629)	(411,021)	—	—	—
Issuances	—	—	—	227	—	227
Settlements	(299,993)	(4)	(299,997)	(140,736)	(238)	(140,974)
Realized (Gains) Losses, Net	—	—	—	(1)	—	(1)
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	198,586	(34,237)	164,349	(309,255)	(155,886)	(465,141)

Balance, End of Period	$9,189,948	$618,682	$9,808,630	$10,534,253	$701,648	$11,235,901

	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2013			2012
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$10,695,136	$846,471	$11,541,607	$7,449,766	$630,236	$8,080,002
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	3,419,084	149,225	3,568,309
Transfer Out Due to Deconsolidation	(1,100,842)	(150,925)	(1,251,767)	—	—	—
Issuances	1,054	775	1,829	4,620	838	5,458
Settlements	(704,377)	(346)	(704,723)	(272,609)	(2,984)	(275,593)
Realized (Gains) Losses, Net	—	—	—	43	—	43
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	298,977	(77,293)	221,684	(66,651)	(75,667)	(142,318)

Balance, End of Period	$9,189,948	$618,682	$9,808,630	$10,534,253	$701,648	$11,235,901

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

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

	June 30, 2013	December 31, 2012
Investments	$514,451	$364,709
Accounts Receivable	74,300	1,885
Due from Affiliates	68,521	112,686

Total VIE Assets	657,272	479,280
Due to Affiliates	308	2,657
Potential Clawback Obligation	54,393	36,040

Maximum Exposure to Loss	$711,973	$517,977

10.    REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2013, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $175.3 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $88.4 million were used to cover Securities Sold, Not Yet Purchased.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

11.    OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of June 30, 2013:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$50,723	$4,188	$34,113	$12,422
Reverse Repurchase Agreements	176,273	175,329	—	944

Total	$226,996	$179,517	$34,113	$13,366

		Gross Amounts Not Offset in the Statement of Financial Condition
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$8,401	$4,188	$4,213	$—
Repurchase Agreements	—	—	—	—

Total	$8,401	$4,188	$4,213	$—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the offsetting of assets and liabilities as of December 31, 2012:

		Gross Amounts Not Offset in the Statement of Financial Condition
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$55,344	$3,983	$36,748	$14,613
Reverse Repurchase Agreements	248,018	248,018	—	—

Total	$303,362	$252,001	$36,748	$14,613

		Gross Amounts Not Offset in the Statement of Financial Condition
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,197	$3,983	$—	$214
Repurchase Agreements	142,266	142,266	—	—

Total	$146,463	$146,249	$—	$214

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30, 2013	December 31, 2012
Furniture, Equipment and Leasehold Improvements, Net	$143,804	$142,390
Prepaid Expenses	75,125	81,498
Other Assets	78,269	97,140
Freestanding Derivatives	50,723	55,344

	$347,921	$376,372

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Statements of Financial Condition and are not a significant component thereof.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.    BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable, were:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$636,560	$681,525	$640,220	$682,344
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,463	$445,440	$398,386	$456,200
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$392,912	$412,880	$392,629	$426,160
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,677	$262,075	$239,619	$275,275

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2013				December 31, 2012
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$9,671,852	1.24%		4.3	$11,518,111	1.34%		4.6
Subordinated Notes	1,191,506	(a	)	N/A	1,449,191	(a	)	2.6

	$10,863,358				$12,967,302

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2013			December 31, 2012
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$9,189,948	$22,000	$20,511	$10,695,136	$22,000	$18,229
Subordinated Notes	$618,682	$212,572	$112,850	$846,471	$258,156	$172,899

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2013 and December 31, 2012, the fair value of the consolidated CLO assets was $10.6 billion and $12.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings as of June 30, 2013 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2013	$594	$11,369	$11,963
2014	5,040	4,004	9,044
2018 and Thereafter	1,635,000	10,863,358	12,498,358

Total	$1,640,634	$10,878,731	$12,519,365

13.    INCOME TAXES

Blackstone’s effective tax rate was 9.9% and 30.5% for the three months ended June 30, 2013 and 2012, respectively, and 10.2% and 13.5% for the six months ended June 30, 2013 and 2012, respectively. Blackstone’s income tax provision was an expense of $56.1 million and an expense of $41.3 million for the three months ended June 30, 2013 and 2012, respectively, and an expense of $107.1 million and an expense of $80.1 million for the six months ended June 30, 2013 and 2012, respectively.

Blackstone’s effective tax rate for the three and six months ended June 30, 2013 and 2012 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14. NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and six months ended June 30, 2013 and June 30, 2012 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss) Attributable to The Blackstone Group L.P.	$211,148	$(74,964)	$378,783	$(16,639)

Basic Net Income (Loss) Per Common Unit
Weighted-Average Common Units Outstanding	583,843,094	528,778,977	583,086,840	517,882,253

Basic Net Income (Loss) Per Common Unit	$0.36	$(0.14)	$0.65	$(0.03)

Diluted Net Income (Loss) Per Common Unit
Weighted-Average Common Units Outstanding	583,843,094	528,778,977	583,086,840	517,882,253
Weighted-Average Unvested Deferred Restricted Common Units	2,919,959	—	3,148,837	—

Weighted-Average Diluted Common Units Outstanding	586,763,053	528,778,977	586,235,677	517,882,253

Diluted Net Income (Loss) Per Common Unit	$0.36	$(0.14)	$0.65	$(0.03)

The following table summarizes the anti-dilutive securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-Average Unvested Deferred Restricted Common Units	—	4,820,609	—	7,612,319
Weighted-Average Blackstone Holdings Partnership Units	555,224,714	591,155,160	556,337,696	596,986,114

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

During the six months ended June 30, 2013 and 2012, no units were repurchased. As of June 30, 2013, the amount remaining available for repurchases under this program was $335.8 million.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

For the three and six months ended June 30, 2013, the Partnership recorded compensation expense of $183.2 million and $378.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $6.2 million and $11.7 million, respectively. For the three and six months ended June 30, 2012, the Partnership recorded compensation expense of $244.6 million and $467.0 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $7.2 million and $12.7 million, respectively. As of June 30, 2013, there was $1.5 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,144,494,706 as of June 30, 2013. Total outstanding unvested phantom units were 150,725 as of June 30, 2013.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2013 and a summary of changes during the period January 1, 2013 through June 30, 2013 are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	66,591,089	$28.19	20,199,382	$15.76	221,356	$14.89
Granted	1,112,255	17.74	1,843,134	13.53	5,384	20.63
Vested	(18,093,540)	30.16	(2,723,936)	19.98	(76,015)	20.60
Forfeited	(1,038,930)	29.92	(584,914)	16.16	—	—

Balance, June 30, 2013	48,570,874	$27.18	18,733,666	$14.92	150,725	$20.74

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2013, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	45,299,604	2.1
Deferred Restricted Blackstone Common Units and Options	15,229,823	2.6

Total Equity-Based Awards	60,529,427	2.3

Phantom Units	140,735	2.0

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $40.4 million.

16. RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	June 30, 2013	December 31, 2012
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$70,994	$165,322
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	142,094	155,302
Amounts Due from Portfolio Companies and Funds	322,062	259,196
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	50,835	39,507
Management and Performance Fees Due from Non-Consolidated Funds	190,577	343,846
Payments Made on Behalf of Non-Consolidated Entities	207,168	150,317
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	13,325	6,577

	$997,055	$1,120,067

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2013	December 31, 2012
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,229,111	$1,218,488
Accrual for Potential Repayment of Previously Received Performance Fees	175,312	267,116
Due to Note Holders of Consolidated CLO Vehicles	133,361	191,128
Due to Certain Non-Controlling Interest Holders	206,529	201,286
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	17,983	12,506
Payable to Affiliates for Consolidated Funds	36,329	81,589
Distributions Received on Behalf of Blackstone Entities	17,990	20,295
Payments Made by Non-Consolidated Entities	7,394	10,236

	$1,824,009	$2,002,644

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject to preferential management fee and performance fee arrangements. As of June 30, 2013 and December 31, 2012, such investments aggregated $1.0 billion and $939.4 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $50.2 million and $9.9 million for the three months ended June 30, 2013 and 2012, respectively, and $100.6 million and $43.3 million for the six months ended June 30, 2013 and 2012, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $80.8 million and $56.1 million for the three months ended June 30, 2013 and 2012, respectively. Management and Advisory Fees, Net earned from affiliates totaled $120.1 million and $104.1 million for the six months ended June 30, 2013 and 2012, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.7 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

liquidated based on the fair value of their underlying investments as of June 30, 2013. See Note 17. “Commitments and Contingencies – Contingencies – Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $384.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

17. COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of June 30, 2013 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $74.4 million as of June 30, 2013 which includes $27.5 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $4.1 million as of June 30, 2013.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of June 30, 2013 was $56.2 million.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	June 30, 2013			December 31, 2012
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$70,511	$63,926	$134,437	$69,302	$133,852	$203,154
Real Estate	32,355	5,997	38,352	32,152	31,223	63,375
Credit	1,452	1,071	2,523	340	247	587

Total	$104,318	$70,994	$175,312	$101,794	$165,322	$267,116

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2013, $438.2 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

18. SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity – Blackstone’s Private Equity segment comprises its management of private equity funds and certain multi-asset class investment funds.

•

Real Estate – Blackstone’s Real Estate segment primarily comprises its management of global, European focused and Asian opportunistic real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions – Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies.

•

Credit – Blackstone’s Credit segment, which principally includes GSO Capital Partners LP (“GSO”), manages credit-focused products within private debt and public market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

•

Financial Advisory – Blackstone’s Financial Advisory segment comprises its financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group, which provides fund placement services for alternative investment funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$86,621	$137,000	$100,113	$101,940	$—	$425,674
Advisory Fees	—	—	—	—	120,734	120,734
Transaction and Other Fees, Net	38,348	19,013	61	9,002	40	66,464
Management Fee Offsets	(1,950)	(6,312)	(714)	(1,559)	—	(10,535)

Total Management and Advisory Fees, Net	123,019	149,701	99,460	109,383	120,774	602,337

Performance Fees
Realized
Carried Interest	3,899	143,481	—	35,908	—	183,288
Incentive Fees	—	31,102	13,845	29,920	—	74,867
Unrealized
Carried Interest	182,926	259,972	—	13,808	—	456,706
Incentive Fees	—	(32,279)	20,989	15,648	—	4,358

Total Performance Fees	186,825	402,276	34,834	95,284	—	719,219

Investment Income (Loss)
Realized	21,586	18,577	13,668	901	(146)	54,586
Unrealized	21,088	30,636	(12,054)	4,381	(1,518)	42,533

Total Investment Income (Loss)	42,674	49,213	1,614	5,282	(1,664)	97,119
Interest and Dividend Revenue	3,251	4,396	1,878	4,071	1,746	15,342
Other	366	(274)	(254)	(1,063)	61	(1,164)

Total Revenues	356,135	605,312	137,532	212,957	120,917	1,432,853

Expenses
Compensation and Benefits
Compensation	63,747	73,792	36,844	55,941	76,153	306,477
Performance Fee Compensation
Realized
Carried Interest	877	55,005	—	20,028	—	75,910
Incentive Fees	—	15,733	5,116	14,165	—	35,014
Unrealized
Carried Interest	88,111	78,604	—	6,109	—	172,824
Incentive Fees	—	(16,329)	7,666	11,747	—	3,084

Total Compensation and Benefits	152,735	206,805	49,626	107,990	76,153	593,309
Other Operating Expenses	32,178	27,617	16,535	22,961	20,861	120,152

Total Expenses	184,913	234,422	66,161	130,951	97,014	713,461

Economic Income	$171,222	$370,890	$71,371	$82,006	$23,903	$719,392

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$87,475	$127,817	$84,278	$81,774	$—	$381,344
Advisory Fees	—	—	—	—	93,372	93,372
Transaction and Other Fees, Net	14,951	25,151	65	9,184	102	49,453
Management Fee Offsets	(672)	(5,357)	(375)	(1,569)	—	(7,973)

Total Management and Advisory Fees, Net	101,754	147,611	83,968	89,389	93,474	516,196

Performance Fees
Realized
Carried Interest	28,781	13,539	—	13,609	—	55,929
Incentive Fees	—	7,766	1,175	2,751	—	11,692
Unrealized
Carried Interest	(87,893)	144,510	—	27,673	—	84,290
Incentive Fees	—	(1,526)	(10,981)	(4,567)	—	(17,074)

Total Performance Fees	(59,112)	164,289	(9,806)	39,466	—	134,837

Investment Income (Loss)
Realized	(6,195)	9,067	929	5,638	(79)	9,360
Unrealized	(28,337)	14,944	(3,636)	(9,156)	561	(25,624)

Total Investment Income (Loss)	(34,532)	24,011	(2,707)	(3,518)	482	(16,264)
Interest and Dividend Revenue	3,114	3,277	495	1,752	1,753	10,391
Other	562	(590)	27	(787)	(40)	(828)

Total Revenues	11,786	338,598	71,977	126,302	95,669	644,332

Expenses
Compensation and Benefits
Compensation	53,775	76,576	34,559	42,845	61,129	268,884
Performance Fee Compensation
Realized
Carried Interest	804	3,401	—	3,694	—	7,899
Incentive Fees	—	3,871	(345)	2,049	—	5,575
Unrealized
Carried Interest	(8,259)	31,677	—	13,397	—	36,815
Incentive Fees	—	(629)	(2,820)	(6,147)	—	(9,596)

Total Compensation and Benefits	46,320	114,896	31,394	55,838	61,129	309,577
Other Operating Expenses	30,521	26,560	14,506	15,749	25,702	113,038

Total Expenses	76,841	141,456	45,900	71,587	86,831	422,615

Economic Income (Loss)	$(65,055)	$197,142	$26,077	$54,715	$8,838	$221,717

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,432,853	$7,617	(a)	$1,440,470	$644,332	$(17,129	)(a)	$627,203
Expenses	$713,461	$201,301	(b)	$914,762	$422,615	$317,204	(b)	$739,819
Other Income	$—	$40,966	(c)	$40,966	$—	$248,230	(c)	$248,230
Economic Income	$719,392	$(152,718	)(d)	$566,674	$221,717	$(86,103	)(d)	$135,614

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2013	2012
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(7,886)	$15,892
Fund Expenses Added in Consolidation	5,623	17,170
Non-Controlling Interests in Income of Consolidated Entities	50,310	222,268
Transaction-Related Other Income	(7,081)	(7,100)

Total Consolidation Adjustments and Reconciling Items	$40,966	$248,230

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2013	2012
Economic Income	$719,392	$221,717

Adjustments
Amortization of Intangibles	(24,322)	(39,435)
IPO and Acquisition-Related Charges	(178,706)	(268,936)
Non-Controlling Interests in Income of Consolidated Entities	50,310	222,268

Total Consolidation Adjustments and Reconciling Items	(152,718)	(86,103)

Income Before Provision for Taxes	$566,674	$135,614

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments as and for the six months ended June 30, 2013 and 2012:

	June 30, 2013 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$172,867	$275,346	$192,904	$193,304	$—	$834,421
Advisory Fees	—	—	—	—	187,754	187,754
Transaction and Other Fees, Net	62,801	28,153	65	13,376	43	104,438
Management Fee Offsets	(2,430)	(13,598)	(1,038)	(3,131)	—	(20,197)

Total Management and Advisory Fees	233,238	289,901	191,931	203,549	187,797	1,106,416

Performance Fees
Realized
Carried Interest	143,791	212,254	—	121,413	—	477,458
Incentive Fees	—	34,194	27,554	37,846	—	99,594
Unrealized
Carried Interest	98,972	540,048	—	(4,967)	—	634,053
Incentive Fees	—	(29,879)	76,490	65,502	—	112,113

Total Performance Fees	242,763	756,617	104,044	219,794	—	1,323,218

Investment Income (Loss)
Realized	45,748	28,111	14,520	4,229	88	92,696
Unrealized	52,799	90,939	(8,141)	5,474	(1,877)	139,194

Total Investment Income (Loss)	98,547	119,050	6,379	9,703	(1,789)	231,890
Interest and Dividend Revenue	6,235	8,694	3,094	8,618	3,362	30,003
Other	790	(407)	(169)	765	—	979

Total Revenues	581,573	1,173,855	305,279	442,429	189,370	2,692,506

Expenses
Compensation and Benefits
Compensation	123,950	143,251	70,712	101,462	134,079	573,454
Performance Fee Compensation
Realized
Carried Interest	17,123	80,868	—	67,356	—	165,347
Incentive Fees	—	17,457	10,138	17,927	—	45,522
Unrealized
Carried Interest	104,730	167,661	—	(4,095)	—	268,296
Incentive Fees	—	(15,295)	27,502	35,355	—	47,562

Total Compensation and Benefits	245,803	393,942	108,352	218,005	134,079	1,100,181
Other Operating Expenses	61,346	56,079	31,694	43,923	41,554	234,596

Total Expenses	307,149	450,021	140,046	261,928	175,633	1,334,777

Economic Income	$274,424	$723,834	$165,233	$180,501	$13,737	$1,357,729

Segment Assets as of June 30, 2013	$4,118,466	$5,842,665	$1,298,257	$2,258,620	$678,330	$14,196,338

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$173,264	$275,619	$166,099	$161,868	$—	$776,850
Advisory Fees	—	—	—	—	169,218	169,218
Transaction and Other Fees, Net	33,048	39,563	157	14,909	247	87,924
Management Fee Offsets	(4,454)	(13,984)	(710)	(1,875)	—	(21,023)

Total Management and Advisory Fees	201,858	301,198	165,546	174,902	169,465	1,012,969

Performance Fees
Realized
Carried Interest	32,714	22,156	—	14,619	—	69,489
Incentive Fees	—	7,765	4,473	4,733	—	16,971
Unrealized
Carried Interest	(53,842)	366,010	—	70,918	—	383,086
Incentive Fees	—	6,388	12,206	32,453	—	51,047

Total Performance Fees	(21,128)	402,319	16,679	122,723	—	520,593

Investment Income (Loss)
Realized	7,716	16,879	1,432	6,321	504	32,852
Unrealized	(11,868)	40,856	4,735	55	512	34,290

Total Investment Income (Loss)	(4,152)	57,735	6,167	6,376	1,016	67,142
Interest and Dividend Revenue	5,534	5,829	881	4,177	3,315	19,736
Other	347	(1,299)	(100)	(1,025)	42	(2,035)

Total Revenues	182,459	765,782	189,173	307,153	173,838	1,618,405

Expenses
Compensation and Benefits
Compensation	106,322	145,465	62,792	79,988	129,089	523,656
Performance Fee Compensation
Realized
Carried Interest	1,124	7,478	—	7,235	—	15,837
Incentive Fees	—	3,873	1,033	4,921	—	9,827
Unrealized
Carried Interest	(9,311)	85,952	—	44,717	—	121,358
Incentive Fees	—	3,139	4,474	(4,430)	—	3,183

Total Compensation and Benefits	98,135	245,907	68,299	132,431	129,089	673,861
Other Operating Expenses	59,402	55,484	28,440	32,845	46,388	222,559

Total Expenses	157,537	301,391	96,739	165,276	175,477	896,420

Economic Income (Loss)	$24,922	$464,391	$92,434	$141,877	$(1,639)	$721,985

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2013 and 2012:

	June 30, 2013 and the Six Months Then Ended				Six Months Ended June 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,692,506	$(5,563	)(a)	$2,686,943	$1,618,405	$(39,166	)(a)	$1,579,239
Expenses	$1,334,777	$415,086	(b)	$1,749,863	$896,420	$627,192	(b)	$1,523,612
Other Income	$—	$108,176	(c)	$108,176	$—	$536,372	(c)	$536,372
Economic Income	$1,357,729	$(312,473	)(d)	$1,045,256	$721,985	$(129,986	)(d)	$591,999
Total Assets	$14,196,338	$13,546,540	(e)	$27,742,878

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2013	2012
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$5,134	$36,490
Fund Expenses Added in Consolidation	14,024	39,877
Non-Controlling Interests in Income of Consolidated Entities	103,174	474,170
Transaction-Related Other Income	(14,156)	(14,165)

Total Consolidation Adjustments and Reconciling Items	$108,176	$536,372

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2013	2012
Economic Income	$1,357,729	$721,985

Adjustments
Amortization of Intangibles	(49,979)	(90,323)
IPO and Acquisition-Related Charges	(365,668)	(513,833)
Non-Controlling Interests in Income of Consolidated Entities	103,174	474,170

Total Consolidation Adjustments and Reconciling Items	(312,473)	(129,986)

Income Before Provision for Taxes	$1,045,256	$591,999

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19. SUBSEQUENT EVENTS

There have been no events since June 30, 2013 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2013
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$660,977	$—	$—	$660,977
Cash Held by Blackstone Funds and Other	130,447	1,046,428	—	1,176,875
Investments	7,819,798	12,554,339	(476,571)	19,897,566
Accounts Receivable	592,040	344,200	—	936,240
Reverse Repurchase Agreements	176,273	—	—	176,273
Due from Affiliates	955,945	78,259	(37,149)	997,055
Intangible Assets, Net	554,043	—	—	554,043
Goodwill	1,703,602	—	—	1,703,602
Other Assets	310,887	37,034	—	347,921
Deferred Tax Assets	1,292,326	—	—	1,292,326

Total Assets	$14,196,338	$14,060,260	$(513,720)	$27,742,878

Liabilities and Partners’ Capital
Loans Payable	$1,673,246	$9,690,646	$—	$11,363,892
Due to Affiliates	1,639,014	241,591	(56,596)	1,824,009
Accrued Compensation and Benefits	1,380,546	—	—	1,380,546
Securities Sold, Not Yet Purchased	77,553	—	—	77,553
Repurchase Agreements	—	—	—	—
Accounts Payable, Accrued Expenses and Other Liabilities	445,589	650,578	—	1,096,167

Total Liabilities	5,215,948	10,582,815	(56,596)	15,742,167

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,978,286	—	1,978,286

Partners’ Capital
Partners’ Capital	5,202,090	458,861	(458,861)	5,202,090
Appropriated Partners’ Capital	—	335,656	—	335,656
Accumulated Other Comprehensive Income (Loss)	(506)	1,660	—	1,154
Non-Controlling Interests in Consolidated Entities	855,625	702,982	1,737	1,560,344
Non-Controlling Interests in Blackstone Holdings	2,923,181	—	—	2,923,181

Total Partners’ Capital	8,980,390	1,499,159	(457,124)	10,022,425

Total Liabilities and Partners’ Capital	$14,196,338	$14,060,260	$(513,720)	$27,742,878

continued…

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds and a regionally focused fund, since we established this business in 1987. We refer to these funds collectively as our Blackstone Capital Partners (“BCP”) funds. We also manage certain multi-asset class investment accounts which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”). Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing since launching our first real estate fund in 1994. We have managed or continue to manage seven global opportunistic real estate funds, three European focused opportunistic real estate funds, an Asian focused opportunistic real estate fund, a number of real estate debt investment funds, CDOs, REITs and an acquired Asian real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. In December 2012, we completed the acquisition of Capital Trust’s investment management business with an expertise in debt origination and special servicing. In May 2013, Capital Trust changed its name to Blackstone Mortgage Trust, Inc. (“BXMT”) and completed a secondary offering.

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

Business Environment

World equity and debt markets were mixed in the second quarter of 2013. The MSCI All Country index declined 1% for the quarter, with positive performance in certain developed markets including the United States and Japan, offset by continued weak equities performance in emerging markets. In the U.S., the S&P 500 index rose 2.4%, although it declined in the second half of the quarter, coupled with an increase in volatility, largely driven by rising speculation around when the Federal Reserve might start to reduce its bond purchasing program.

Credit indices were flat to down in the second quarter, with the high yield index declining 1.4% and the leveraged loan index mostly flat. Benchmark rates widened, with the U.S. 10-year Treasury increasing to approximately 2.5% from 1.8% at the end of the first quarter, and high yield spreads widened moderately as well.

In response to the increasing market speculation around monetary stimulus withdrawal, the Federal Reserve reiterated its commitment to a near-zero interest rate policy, and stated it would be careful not to prematurely withdraw stimulus without improving economic activity, which helped stabilize investor confidence early in the third quarter. The U.S unemployment rate remains elevated at 7.6%, largely unchanged from March levels, and GDP growth remains weak, with pockets of clear strength in housing and other sub-sectors offset by pressures on consumer and government spending.

Despite recent volatility, real estate capital markets in the U.S. were up in the second quarter in both equities and credit compared to the second quarter of 2012. The Dow Jones Equity All REIT Index was up 3.9% and commercial mortgage backed securities issuance was at $43 billion year to date compared to $18 billion during the same period in the prior year. Real estate fundamentals remain positive with generally improving demand and limited new supply. In the U.S. office and retail sector, overall vacancy levels have declined 20 and 10 basis points for the quarter to 15.2% and 10.5%, respectively. In the U.S. hospitality sector, new construction remains significantly below historical levels and supply/demand fundamentals continue to support RevPAR (“Revenue per Available Room”) growth of 5.0% for the quarter. On a national level, home prices have increased 12.2% year over year through May 2013.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transactions

On August 2, 2013, Blackstone acquired Strategic Partners, Credit Suisse’s dedicated secondary private equity business. The transaction added approximately $10 billion of Total Assets Under Management.

On May 22, 2013, Blackstone Mortgage Trust, Inc. (NYSE: BXMT), a real estate investment trust we manage, completed a secondary offering of 25.9 million shares of its class A common stock, raising $660 million of gross proceeds.

Organizational Structure

The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators

Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business – Incentive Arrangements / Fee Structure” and “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition” in our 2012 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Performance Fees – Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

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

Other Revenue – Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Compensation and Benefits – Compensation – Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits – Performance Fee – Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. In the limited circumstance of public companies that are also investment advisory clients, compensation paid to the adviser in the form of listed securities of such client may be allocated to employees and senior managing directors.

Other Operating Expenses – Other operating expenses represent general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

Fund Expenses – The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third party expenses.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. On May 28, 2010, the U.S. House of Representatives passed legislation, or “May 2010 House bill”, that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that was generally similar to the legislation passed by the U.S. House of Representatives. More recently, Representative Levin and Senator Harkin (and other representatives) separately introduced similar legislation, or “recent bills”, that would tax Carried Interest at ordinary income tax rates (which would be higher than the proposed blended rate under the May 2010 House bill). It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

Each of the May 2010 House bill and the recent bills also provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations.

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

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a measure not prepared under accounting principles generally accepted in the United States of America (a “non-GAAP” measure), is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “– Liquidity and Capital Resources – Sources of Liquidity” below for our discussion of Distributable Earnings.

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses and (d) Taxes and Payables Under the Tax Receivable Agreement.

Blackstone amended its definition of Distributable Earnings in the second quarter of 2013 to exclude the expense of equity-based awards. Excluding this expense presents a better determination of amounts available for distribution to Blackstone unitholders. Distributable Earnings amounts presented for prior periods have been conformed to this presentation.

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from our segment reported results, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury Cash Management Strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury Cash Management Strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “– Liquidity and Capital Resources – Sources of Liquidity” below for our discussion of Fee Related Earnings.

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

For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments, the remaining amount of invested capital at cost depending on whether the investment period has or has not expired or the fee terms of the fund. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “– Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$578,723	$488,048	$90,675	19%	$1,060,856	$959,724	$101,132	11%

Performance Fees
Realized
Carried Interest	183,288	55,929	127,359	N/M	477,458	69,489	407,969	N/M
Incentive Fees	76,104	11,631	64,473	N/M	99,845	16,910	82,935	N/M
Unrealized
Carried Interest	456,706	84,290	372,416	N/M	634,053	383,086	250,967	66%
Incentive Fees	938	(16,436)	17,374	N/M	106,736	50,699	56,037	111%

Total Performance Fees	717,036	135,414	581,622	N/M	1,318,092	520,184	797,908	153%

Investment Income (Loss)
Realized	75,490	5,758	69,732	N/M	117,843	22,093	95,750	N/M
Unrealized	56,570	(10,519)	67,089	N/M	162,800	62,307	100,493	161%

Total Investment Income (Loss)	132,060	(4,761)	136,821	N/M	280,643	84,400	196,243	N/M

Interest and Dividend Revenue	13,814	9,267	4,547	49%	26,371	16,903	9,468	56%
Other	(1,163)	(765)	(398)	-52%	981	(1,972)	2,953	N/M

Total Revenues	1,440,470	627,203	813,267	130%	2,686,943	1,579,239	1,107,704	70%

Expenses
Compensation and Benefits
Compensation	478,981	533,367	(54,386)	-10%	930,411	1,028,622	(98,211)	-10%
Performance Fee Compensation
Realized
Carried Interest	75,910	7,898	68,012	N/M	165,347	15,836	149,511	N/M
Incentive Fees	35,014	5,576	29,438	N/M	45,522	9,828	35,694	N/M
Unrealized
Carried Interest	172,824	36,815	136,009	N/M	268,296	121,359	146,937	121%
Incentive Fees	3,084	(9,595)	12,679	N/M	47,562	3,183	44,379	N/M

Total Compensation and Benefits	765,813	574,061	191,752	33%	1,457,138	1,178,828	278,310	24%
General, Administrative and Other	117,365	135,737	(18,372)	-14%	226,671	278,503	(51,832)	-19%
Interest Expense	26,956	13,773	13,183	96%	54,018	28,291	25,727	91%
Fund Expenses	4,628	16,248	(11,620)	-72%	12,036	37,990	(25,954)	-68%

Total Expenses	914,762	739,819	174,943	24%	1,749,863	1,523,612	226,251	15%

Other Income
Net Gains from Fund Investment Activities	40,966	248,230	(207,264)	-83%	108,176	536,372	(428,196)	-80%

Income Before
Provision for Taxes	566,674	135,614	431,060	N/M	1,045,256	591,999	453,257	77%
Provision for Taxes	56,082	41,337	14,745	36%	107,075	80,090	26,985	34%

Net Income	510,592	94,277	416,315	N/M	938,181	511,909	426,272	83%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,366	(17,666)	40,032	N/M	84,682	36,594	48,088	131%
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	27,944	239,934	(211,990)	-88%	18,492	437,576	(419,084)	-96%
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	249,134	(53,027)	302,161	N/M	456,224	54,378	401,846	N/M

Net Income (Loss) Attributable to The Blackstone Group L.P.	$211,148	$(74,964)	$286,112	N/M	$378,783	$(16,639)	$395,422	N/M

N/M	Not meaningful.

Revenues

Total Revenues were $1.4 billion for the three months ended June 30, 2013, an increase of $813.3 million compared to Total Revenues for the three months ended June 30, 2012 of $627.2 million. This increase in revenues was primarily driven by an increase of $581.6 million in Performance Fees and an increase of $136.8 million in Investment Income (Loss).

The increase in Performance Fees in our Private Equity segment was principally due to positive returns in our BCP IV, BCP VI and Blackstone Energy Partners (“BEP”) funds as a result of the strong performance of our publicly traded portfolio companies and private holdings in the hospitality/leisure and energy sectors. The increase in Performance Fees in our Real Estate segment was due to the strong performance of our Real Estate carry funds and was primarily driven by BREP V, VI and VII. This increase was driven by continued positive real estate operating fundamentals across our office, hospitality and retail portfolios. The increase in Performance Fees in our Hedge Fund Solutions segment was due to the increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle. The increase in Performance Fees in our Credit segment was primarily due to continued increases in fund valuations across the platform.

The increase in Investment Income was primarily across the Private Equity and Real Estate segments, as a result of the strong performance of the public holdings in our Private Equity segment as well as from our private investments in the hospitality/leisure and energy sectors and the year over year net increase in the appreciation of investments across our global Real Estate funds.

Total Revenues were $2.7 billion for the six months ended June 30, 2013, an increase of $1.1 billion compared to Total Revenues for the six months ended June 30, 2012 of $1.6 billion. The increase in revenues was primarily attributable to an increase of $797.9 million in Performance Fees and a $196.2 million increase in Investment Income (Loss). These increases were largely driven by stronger appreciation of investments during the current year period compared to the prior year period.

Expenses

Expenses were $914.8 million for the three months ended June 30, 2013, an increase of $174.9 million, or 24%, compared to $739.8 million for the three months ended June 30, 2012. The increase was primarily attributable to an increase of $191.8 million in Compensation and Benefits, comprised of an increase in Performance Fee Compensation due to the increase in Performance Fees Revenue and partially offset by a decrease in Compensation due to a decrease in the equity-based amortization expense on our transaction-based awards.

Expenses were $1.7 billion for the six months ended June 30, 2013, an increase of $226.3 million, or 15%, compared to $1.5 billion for the six months ended June 30, 2012. The increase was primarily attributable to an increase of $376.5 million in Performance Fee Compensation due to the increase in Performance Fees Revenue. This increase was partially offset by decreases in Compensation of $98.2 million and General, Administrative and Other of $51.8 million from the prior year. The decrease in Compensation was principally due to a decrease in the equity-based amortization charges on our transaction-related awards. The decrease in General, Administrative and Other was primarily due to a decrease in depreciation and amortization expenses.

Other Income

Other Income – Net Gains from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income – Net Gains from Fund Investment Activities was $41.0 million for the three months ended June 30, 2013, a decrease of $207.3 million compared to $248.2 million for the three months ended June 30, 2012. The change was principally driven by an increase in the prices of debt relating to the consolidated CLO vehicles that resulted in an increase in notes payable and a decrease in unrealized gains.

Other Income – Net Gains from Fund Investment Activities was $108.2 million for the six months ended June 30, 2013, a decrease of $428.2 million compared to $536.4 million for the six months ended June 30, 2012. The change was principally driven by the same factors discussed above for the three month period.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended June 30, 2013 and 2012 was an expense of $56.1 million and $41.3 million, respectively. This resulted in an effective tax rate of 9.9% and 30.5%, respectively, based on our Income Before Provision for Taxes of $566.7 million and $135.6 million, respectively. The decrease in the effective tax rate was mainly from the impact of book equity-based compensation that is not deductible for tax purposes and the amount of income or loss not subject to tax that is passed through to common unit holders and non-controlling interests.

Blackstone’s Provision for Taxes for the six months ended June 30, 2013 and 2012 was $107.1 million and $80.1 million, respectively. This resulted in an effective tax rate of 10.2% and 13.5%, respectively, based on our Income Before Provision for Taxes of $1.0 billion and $592.0 million, respectively.

One factor largely contributed to the decrease in the effective tax rate for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The amount by which the book equity-based compensation expense exceeded the tax deductible equity-based compensation expense decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, which resulted in an increase to the income tax provision of $26.1 million and the effective rate of 2.5% for the six months ended June 30, 2013.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income – Net Gains from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

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

For the three months ended June 30, 2013 and 2012, the net income before taxes allocated to Blackstone Holdings was 49.5% and 53.3%, respectively. For the six months ended June 30, 2013 and 2012, the net income before taxes allocated to Blackstone Holdings was 49.6% and 54.0%, respectively. The decrease of 3.8% and 4.4%, respectively, was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common unit grants.

Operating Metrics

The following tables present certain operating metrics for the three and six months ended June 30, 2013 and 2012. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “– Key Financial Measures and Indicators – Operating Metrics – Assets Under Management and Fee-Earning Assets Under Management”:

	Three Months Ended
	June 30, 2013					June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$36,785,770	$42,140,507	$45,585,454	$46,437,616	$170,949,347	$37,323,635	$36,647,462	$40,543,772	$41,746,577	$156,261,446
Inflows, including Commitments (a)	805,104	2,814,991	2,712,762	4,635,166	10,968,023	298,933	2,499,061	1,218,854	1,760,420	5,777,268
Outflows, including Distributions (b)	—	(104,147)	(1,128,102)	(367,514)	(1,599,763)	—	(61,337)	(774,950)	(825,462)	(1,661,749)
Realizations (c)	(950,299)	(1,255,384)	—	(2,550,021)	(4,755,704)	(455,862)	(447,054)	—	(133,487)	(1,036,403)

Net Inflows (Outflows)	(145,195)	1,455,460	1,584,660	1,717,631	4,612,556	(156,929)	1,990,670	443,904	801,471	3,079,116
Market Appreciation (Depreciation) (d)	(5,351)	39,526	402,351	340,518	777,044	(7,254)	(162,009)	(826,497)	(698,281)	(1,694,041)

Balance, End of Period (e)	$36,635,224	$43,635,493	$47,572,465	$48,495,765	$176,338,947	$37,159,452	$38,476,123	$40,161,179	$41,849,767	$157,646,521

Increase (Decrease)	$(150,546)	$1,494,986	$1,987,011	$2,058,149	$5,389,600	$(164,183)	$1,828,661	$(382,593)	$103,190	$1,385,075
Increase (Decrease)	-0%	4%	4%	4%	3%	-0%	5%	-1%	0%	1%

	Six Months Ended
	June 30, 2013					June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753
Inflows, including Commitments (a)	1,275,239	3,567,325	3,921,677	8,537,997	17,302,238	798,480	8,391,945	2,664,813	13,477,969	25,333,207
Outflows, including Distributions (b)	—	(112,205)	(1,452,443)	(853,979)	(2,418,627)	—	(67,482)	(1,126,168)	(1,329,829)	(2,523,479)
Realizations (c)	(1,670,254)	(1,663,616)	—	(5,065,477)	(8,399,347)	(876,475)	(1,057,641)	—	(732,150)	(2,666,266)

Net Inflows (Outflows)	(395,015)	1,791,504	2,469,234	2,618,541	6,484,264	(77,995)	7,266,822	1,538,645	11,415,990	20,143,462
Market Appreciation (Depreciation) (d)	(19,928)	(87,350)	1,624,440	457,081	1,974,243	(344)	(27,239)	802,898	(29,009)	746,306

Balance, End of Period (e)	$36,635,224	$43,635,493	$47,572,465	$48,495,765	$176,338,947	$37,159,452	$38,476,123	$40,161,179	$41,849,767	$157,646,521

Increase (Decrease)	$(414,943)	$1,704,154	$4,093,674	$3,075,622	$8,458,507	$(78,339)	$7,239,583	$2,341,543	$11,386,981	$20,889,768
Increase (Decrease)	-1%	4%	9%	7%	5%	-0%	23%	6%	37%	15%

	Three Months Ended
	June 30, 2013					June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$52,491,811	$59,475,215	$48,187,865	$58,055,781	$218,210,672	$47,624,013	$48,322,760	$43,351,275	$50,776,119	$190,074,167
Inflows, including Commitments (a)	525,205	4,505,181	2,643,905	6,487,480	14,161,771	859,801	1,946,272	1,230,645	1,620,906	5,657,624
Outflows, including Distributions (b)	(24,073)	(521,298)	(1,151,806)	(327,099)	(2,024,276)	(1,660)	(69,354)	(823,325)	(1,169,518)	(2,063,857)
Realizations (c)	(1,648,070)	(2,243,117)	—	(2,705,454)	(6,596,641)	(403,199)	(860,679)	—	(187,884)	(1,451,762)

Net Inflows (Outflows)	(1,146,938)	1,740,766	1,492,099	3,454,927	5,540,854	454,942	1,016,239	407,320	263,504	2,142,005
Market Appreciation (Depreciation) (d)	1,942,421	2,703,925	448,064	725,805	5,820,215	(1,445,403)	886,951	(869,649)	(520,240)	(1,948,341)

Balance, End of Period (e)	$53,287,294	$63,919,906	$50,128,028	$62,236,513	$229,571,741	$46,633,552	$50,225,950	$42,888,946	$50,519,383	$190,267,831

Increase (Decrease)	$795,483	$4,444,691	$1,940,163	$4,180,732	$11,361,069	$(990,461)	$1,903,190	$(462,329)	$(256,736)	$193,664
Increase (Decrease)	2%	7%	4%	7%	5%	-2%	4%	-1%	-1%	0%

	Six Months Ended
	June 30, 2013					June 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504
Inflows, including Commitments (a)	1,507,839	6,022,407	3,859,236	11,244,524	22,634,006	1,937,934	6,691,244	2,696,590	15,816,166	27,141,934
Outflows, including Distributions (b)	(409,411)	(577,026)	(1,573,445)	(937,922)	(3,497,804)	(2,736)	(85,756)	(1,200,411)	(1,871,043)	(3,159,946)
Realizations (c)	(3,609,309)	(3,265,222)	—	(5,754,514)	(12,629,045)	(1,217,408)	(1,461,224)	—	(791,094)	(3,469,726)

Net Inflows (Outflows)	(2,510,881)	2,180,159	2,285,791	4,552,088	6,507,157	717,790	5,144,264	1,496,179	13,154,029	20,512,262
Market Appreciation (d)	4,795,202	5,044,102	1,749,732	1,255,588	12,844,624	52,089	2,229,017	857,999	387,960	3,527,065

Balance, End of Period (e)	$53,287,294	$63,919,906	$50,128,028	$62,236,513	$229,571,741	$46,633,552	$50,225,950	$42,888,946	$50,519,383	$190,267,831

Increase	$2,284,321	$7,224,261	$4,035,523	$5,807,676	$19,351,781	$769,879	$7,373,281	$2,354,178	$13,541,989	$24,039,327
Increase	4%	13%	9%	10%	9%	2%	17%	6%	37%	14%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets and capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of June 30, 2013 included $354.1 million and $402.1 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $176.3 billion at June 30, 2013, an increase of $5.4 billion, or 3%, compared to $170.9 billion at March 31, 2013. The net increase was due to increases from:

•

Inflows of $11.0 billion related to (a) $4.6 billion in our Credit segment principally from new fund launches, capital raised across our long only platform and capital deployed in our carry funds, (b) $2.8 billion in our Real Estate segment were primarily related to the initial closing of our first Asia fund, the completion of a secondary offering by Blackstone Mortgage Trust and co-investment capital raised, (c) $2.7 billion in our Hedge Fund Solutions segment mainly related to growth in its customized products and co-investment platform, and (d) $805.1 million in our Private Equity segment primarily due to additional capital raised for our Tactical Opportunities investment vehicles.

•	Market appreciation of $777.0 million principally due to solid returns from core funds in our Hedge Fund Solutions segment and steady appreciation in our Credit segment.

Offsetting these increases were:

•

Realizations of $4.8 billion driven by (a) $2.6 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods and realizations in our carry funds, (b) $1.3 billion in our Real Estate segment primarily due to realizations from various investments across the segment, and (c) $950.3 million in our Private Equity segment that were primarily attributable to dispositions of investments in funds which earn fees based on remaining invested capital.

•

Outflows of $1.6 billion primarily attributable to (a) $1.1 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners, (b) $367.5 million in our Credit segment primarily from our long only platform and (c) $104.1 million in our Real Estate segment primarily due to redemptions within the real estate hedge funds.

BAAM had net inflows of $1.7 billion from July 1 through August 1, 2013.

Fee-Earning Assets Under Management were $176.3 billion at June 30, 2013, an increase of $8.5 billion, or 5%, compared to $167.9 billion at December 31, 2012. The net increase was due to increases from:

•

Inflows of $17.3 billion related to (a) $8.5 billion in our Credit segment principally from new fund launches, capital raised across our long only platform and hedge fund group and capital deployed in our carry funds, (b) $3.9 billion in our Hedge Fund Solutions segment mainly related to growth in its customized products and co-investment platform, (c) $3.6 billion in our Real Estate segment primarily related to the initial closing of our first Asia fund, the completion of a secondary offering by Blackstone Mortgage Trust and co-investment capital raised, and (d) $1.3 billion in our Private Equity segment primarily due to additional capital raised for our Tactical Opportunities investment vehicles.

•	Market appreciation of $2.0 billion primarily due to solid returns from core funds in the Hedge Fund Solutions segment and steady appreciation in our Credit segment.

Offsetting these increases were:

•

Realizations of $8.4 billion driven by (a) $5.1 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods and realizations in our carry funds, (b) $1.7 billion in our Private Equity segment that were primarily attributable to dispositions of investments in funds which earn fees based on remaining invested capital, and (c) $1.7 billion in our Real Estate segment primarily due to realizations from various investments across the segment.

•

Outflows of $2.4 billion primarily attributable to (a) $1.5 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners, (b) $854.0 million in our Credit segment primarily from our long only platform, and (c) $112.2 million in our Real Estate segment primarily due to redemptions within the real estate hedge funds.

Assets Under Management

Assets Under Management were $229.6 billion at June 30, 2013, an increase of $11.4 billion, or 5%, compared to $218.2 billion at March 31, 2013. The net increase was due to increases from:

•

Inflows of $14.2 billion primarily related to (a) $6.5 billion in our Credit segment primarily from new fund launches, capital raised across our long only platform and additional commitments to the second rescue lending fund, (b) $4.5 billion in our Real Estate segment primarily related to the initial closing of BREDS II and our first Asia funds, and the completion of a secondary offering by Blackstone Mortgage Trust, (c) $2.6 billion in our Hedge Fund Solutions segment, which was primarily from BAAM’s customized products and co-investment platform, and (d) $525.2 million in our Private Equity segment primarily related to fundraising for Tactical Opportunities.

•

Market appreciation of $5.8 billion primarily due to (a) $2.7 billion in our Real Estate segment primarily from our real estate carry funds as a result of continued positive real estate operating fundamentals across the office, hospitality and retail portfolios, (b) $1.9 billion in our Private Equity segment due to appreciation of our publicly traded holdings and private investments in the hospitality/leisure and energy sectors, (c) $725.8 million in our Credit segment due to steady appreciation in our carry funds and hedge funds, and (d) $448.1 million in our Hedge Fund Solutions segment due to solid returns from core funds.

Offsetting these increases were outflows of $2.0 billion and realizations of $6.6 billion across the segments due to the same reasons noted in Fee-Earning Assets Under Management above.

Assets Under Management were $229.6 billion at June 30, 2013, an increase of $19.4 billion, or 9%, compared to $210.2 billion at December 31, 2012. The net increase was due to increases from:

•

Inflows of $22.6 billion primarily related to (a) $11.2 billion in our Credit segment primarily from new fund launches, capital raised across our long only platform and additional commitments to the second rescue lending fund, (b) $6.0 billion in our Real Estate segment attributable to the initial closing of BREDS II and our first Asia funds, the completion of a secondary offering by Blackstone Mortgage Trust and co-investment capital raised, (c) $3.9 billion in our Hedge Fund Solutions segment, which was primarily from BAAM’s customized products and co-investment platform, and (d) $1.5 billion in our Private Equity segment primarily related to fundraising for Tactical Opportunities.

•

Market appreciation of $12.8 billion primarily due to (a) $5.0 billion in our Real Estate segment primarily from our real estate carry funds as a result of continued positive real estate operating fundamentals across the office, hospitality and retail portfolios, (b) $4.8 billion in our Private Equity segment due to appreciation of our publicly traded holdings and private investments in the hospitality/leisure and energy sectors, (c) $1.7 billion in our Hedge Fund Solutions segment due to solid returns from core funds, and (d) $1.3 billion in our Credit segment due to steady appreciation in our carry funds and hedge funds.

Offsetting these increases were outflows of $3.5 billion and realizations of $12.6 billion across the segments due to the same reasons noted in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following table presents the limited partner capital invested during the respective periods:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$749,290	102,899	646,391	N/M	1,026,277	745,943	280,334	38%
Real Estate	2,213,668	1,855,108	358,560	19%	3,389,443	2,998,663	390,780	13%
Hedge Fund Solutions	118,323	—	118,323	N/M	174,172	4,661	169,511	N/M
Credit	553,123	445,616	107,507	24%	828,975	1,373,789	(544,814)	-40%

Total	$3,634,404	$2,403,623	$1,230,781	51%	$5,418,867	$5,123,056	$295,811	6%

N/M	Not meaningful.

Limited Partner Capital Invested was $3.6 billion for the three months ended June 30, 2013, an increase of $1.2 billion, or 51%, from $2.4 billion for the three months ended June 30, 2012. Limited Partner Capital Invested was $5.4 billion for the six months ended June 30, 2013, an increase of $295.8 million, or 6%, compared to $5.1 billion for the six months ended June 30, 2012. The trend in Limited Partner Capital Invested is a result of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments. Our Private Equity and Real Estate segments are each deploying capital at a favorable rate to that of 2012 due to the closing of opportunistic investments in those market segments. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform. In our Credit segment, capital invested for the six months ended June 30, 2013 was lower compared to the six months ended June 30, 2012 due to a more challenging investment environment.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of June 30, 2013 and 2012. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies – Contingencies – Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	June 30,
	2013	2012
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$500	$532
BCP VI Carried Interest	63	1
BEP Carried Interest	67	—
Tactical Opportunities Carried Interest	3	—

Total Private Equity (a)	633	533

Real Estate
BREP V Carried Interest	552	377
BREP VI Carried Interest	740	530
BREP VII Carried Interest	189	22
BREP Int’l I Carried Interest	2	7
BREP EU III Carried Interest	105	53
BREDS Carried Interest	22	15
BREDS Incentive Fees	7	4
Asia Platform Incentive Fees	18	27

Total Real Estate (a)	1,635	1,035

Hedge Fund Solutions
Incentive Fees	67	12

Total Hedge Fund Solutions	67	12

Credit
Carried Interest	129	106
Incentive Fees	65	70

Total Credit	194	176

Total Blackstone
Carried Interest	2,372	1,643
Incentive Fees	157	113

Net Accrued Performance Fees	$2,529	$1,756

(a)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2013:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,297	231,652	0.8x	10%	2,594,278	1.4x	2,825,930	1.3x	8%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	243,895	5,010,674	2.0x	47%	15,452,013	3.1x	20,462,687	2.7x	52%	37%
BCP V (Dec 2005 / Jan 2011)	21,035,415	1,562,756	20,315,852	1.3x	31%	5,931,630	1.3x	26,247,482	1.3x	4%	5%
BCP VI (Jan 2011 / Jan 2016)	15,174,021	10,792,868	4,382,051	1.3x	28%	44,011	1.3x	4,426,062	1.3x	25%	10%
BEP (Aug 2011 / Aug 2017)	2,426,693	1,412,175	1,237,088	2.1x	48%	39,384	1.3x	1,276,472	2.1x	35%	78%

Total Core Private Equity	53,734,200	14,210,991	31,177,317	1.4x	33%	38,244,561	2.2x	69,421,878	1.7x	21%	15%

Tactical Opportunities	2,820,713	2,245,194	635,081	1.1x	9%	29,136	1.2x	664,217	1.1x	76%	9%
Other Funds and Co-Invest (d)	1,129,896	315,948	279,748	0.4x	78%	—	N/A	279,748	0.4x	N/A	N/M

Total Private Equity	$57,684,809	$16,772,133	$32,092,146	1.4x	33%	$38,273,697	2.2x	$70,365,843	1.7x	21%	15%

continued…

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,285,568	0.9x	—	3,022,040	2.4x	4,307,608	1.6x	72%	14%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,946	7,562,266	1.7x	—	2,411,318	1.7x	9,973,584	1.7x	41%	10%
BREP VI (Feb 2007 / Aug 2011)	11,057,598	757,813	15,320,217	1.6x	2%	2,916,868	2.1x	18,237,085	1.7x	33%	10%
BREP VII (Aug 2011 / Feb 2017)	13,394,287	7,339,227	8,188,411	1.3x	—	615,856	1.5x	8,804,267	1.3x	45%	31%
BREP Asia (Jun 2013 / Feb 2017) (d)	1,077,728	1,001,355	96,400	1.0x	—	—	N/A	96,400	1.0x	N/A	N/A

Total Global Real Estate Funds	36,509,355	9,342,341	32,455,023	1.5x	1%	16,495,726	2.1x	48,950,749	1.7x	28%	16%

BREP Co-Investment (e)	4,864,914	—	6,511,227	1.5x	—	622,289	1.4x	7,133,516	1.5x	12%	13%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€108,530	1.2x	—	€1,231,355	2.2x	€1,339,885	2.0x	26%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	80,849	1,227,536	1.0x	—	198,004	1.2x	1,425,540	1.0x	3%	-1%
BREP Europe III (Jun 2008 / Dec 2013)	3,200,689	1,079,665	3,203,679	1.4x	—	77,034	1.4x	3,280,713	1.4x	45%	18%

Total Euro Funds	€5,652,815	€1,160,514	€4,539,745	1.3x	—	€1,506,393	1.9x	€6,046,138	1.4x	24%	9%

Total Real Estate	$48,502,370	$10,895,283	$45,075,708	1.5x	0%	$19,006,783	2.1x	$64,082,491	1.6x	27%	15%

Debt Strategies Drawdown (f)	$4,835,852	$2,236,071	$2,396,901	1.3x	—	$1,884,309	1.2x	$4,281,210	1.2x	16%	13%

Credit (g)
Mezzanine	$6,120,000	$3,155,783	$2,888,258	1.3x	—	$3,661,626	1.6x	$6,549,884	1.5x	N/A	20%
Rescue Lending	8,293,176	5,391,504	3,760,797	1.3x	—	1,456,572	1.1x	5,217,369	1.3x	N/A	15%

Total Credit	$14,413,176	$8,547,287	$6,649,055	1.3x	—	$5,118,198	1.4x	$11,767,253	1.4x

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2013 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for BREP Asia and Other Funds and Co-Invest are not applicable or not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine and Rescue Lending Funds, excluding recycled capital during the investment period, was 1.8x and 1.4x, respectively.

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

Private Equity

The following table presents our results of operations for our Private Equity segment:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$86,621	$87,475	$(854)	-1%	$172,867	$173,264	$(397)	-0%
Transaction and Other Fees, Net	38,348	14,951	23,397	156%	62,801	33,048	29,753	90%
Management Fee Offsets	(1,950)	(672)	(1,278)	-190%	(2,430)	(4,454)	2,024	45%

Total Management Fees, Net	123,019	101,754	21,265	21%	233,238	201,858	31,380	16%

Performance Fees
Realized
Carried Interest	3,899	28,781	(24,882)	-86%	143,791	32,714	111,077	N/M
Unrealized
Carried Interest	182,926	(87,893)	270,819	N/M	98,972	(53,842)	152,814	N/M

Total Performance Fees	186,825	(59,112)	245,937	N/M	242,763	(21,128)	263,891	N/M

Investment Income (Loss)
Realized	21,586	(6,195)	27,781	N/M	45,748	7,716	38,032	N/M
Unrealized	21,088	(28,337)	49,425	N/M	52,799	(11,868)	64,667	N/M

Total Investment Income (Loss)	42,674	(34,532)	77,206	N/M	98,547	(4,152)	102,699	N/M
Interest and Dividend Revenue	3,251	3,114	137	4%	6,235	5,534	701	13%
Other	366	562	(196)	-35%	790	347	443	128%

Total Revenues	356,135	11,786	344,349	N/M	581,573	182,459	399,114	N/M

Expenses
Compensation and Benefits
Compensation	63,747	53,775	9,972	19%	123,950	106,322	17,628	17%
Performance Fee Compensation
Realized
Carried Interest	877	804	73	9%	17,123	1,124	15,999	N/M
Unrealized
Carried Interest	88,111	(8,259)	96,370	N/M	104,730	(9,311)	114,041	N/M

Total Compensation and Benefits	152,735	46,320	106,415	N/M	245,803	98,135	147,668	150%
Other Operating Expenses	32,178	30,521	1,657	5%	61,346	59,402	1,944	3%

Total Expenses	184,913	76,841	108,072	141%	307,149	157,537	149,612	95%

Economic Income (Loss)	$171,222	$(65,055)	$236,277	N/M	$274,424	$24,922	$249,502	N/M

N/M Not meaningful.

Revenues

Revenues were $356.1 million for the three months ended June 30, 2013, an increase of $344.3 million compared to $11.8 million for the three months ended June 30, 2012. The increase in revenues was attributable to increases in Performance Fees, Investment Income (Loss) and Total Management Fees of $245.9 million, $77.2 million and $21.3 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $186.8 million for the three months ended June 30, 2013, an increase of $245.9 million compared to $(59.1) million for the three months ended June 30, 2012, principally due to appreciation of 9.2%, 4.9% and 11.0% in our BCP IV, BCP VI and BEP funds, respectively. These positive returns were a result of the strong performance of our publicly traded portfolio companies and private holdings in the hospitality/leisure and energy sectors.

Investment Income (Loss) was $42.7 million for the three months ended June 30, 2013, an increase of $77.2 million compared to $(34.5) million for the three months ended June 30, 2012, driven by performance across all our funds, as a result of the strong returns in our public holdings as well as from our private investments in the hospitality/leisure and energy sectors. Public holdings were mainly driven by the strong performance of SeaWorld Parks & Entertainment (“SeaWorld”) as a result of its initial public offering during the quarter and the related post-listing appreciation.

Total Management Fees were $123.0 million for the three months ended June 30, 2013, an increase of $21.3 million compared to $101.8 million for the three months ended June 30, 2012, driven by higher Transaction and Other Fees. Transaction and Other Fees were $38.3 million for the three months ended June 30, 2013, an increase of $23.4 million compared to $15.0 million for the three months ended June 30, 2012. The increase in Transaction and Other Fees was driven by one time monitoring agreement termination fees associated with the public listing of SeaWorld.

Revenues were $581.6 million for the six months ended June 30, 2013, an increase of $399.1 million compared to $182.5 million for the six months ended June 30, 2012. The increase in revenues was attributable to increases in Performance Fees, Investment Income (Loss) and Total Management Fees of $263.9 million, $102.7 million and $31.4 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $242.8 million for the six months ended June 30, 2013, an increase of $263.9 million, compared to $(21.1) million for the six months ended June 30, 2012, principally due to overall performance across our funds that are currently earning such fees, both on a realized and unrealized basis. Our core private equity funds appreciated 13.5% for the period. Realization activity within our publicly traded portfolio companies included secondary sales in TRW, Team Health, TDC and Kosmos. Our private portfolio performance was driven by investments in the hospitality/leisure sector.

Investment Income (Loss) was $98.5 million for the six months ended June 30, 2013, an increase of $102.7 million, compared to $(4.2) million for the six months ended June 30, 2012, driven by returns across our funds. The portfolio benefited from strong performance of our public holdings, including the successful initial public offerings of Pinnacle Foods during the first quarter of 2013 and SeaWorld during the second quarter of 2013.

Total Management Fees were $233.2 million for the six months ended June 30, 2013, an increase of $31.4 million compared to $201.9 million for the six months ended June 30, 2012, driven by an increase in Transaction and Other Fees. Transaction and Other Fees were $62.8 million for the six months ended June 30, 2013, an increase of $29.8 million compared to $33.0 million for the six months ended June 30, 2012, principally as a result of one time fees earned from the termination of monitoring fee agreements related to the completion of the Pinnacle Foods and SeaWorld initial public offerings.

Expenses

Expenses were $184.9 million for the three months ended June 30, 2013, an increase of $108.1 million, compared to $76.8 million for the three months ended June 30, 2012. The increase was primarily attributable to a $96.4 million increase in Performance Fee Compensation and a $10.0 million increase in Compensation. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to an increase in headcount to support the growth of the business.

Expenses were $307.1 million for the six months ended June 30, 2013, an increase of $149.6 million compared to $157.5 million for the six months ended June 30, 2012. The increase was primarily attributable to a $130.0 million increase in Performance Fee Compensation as a result of the increase in Performance Fees Revenue and a $17.6 million increase in Compensation. Compensation increases were primarily due to an increase in headcount to support the growth of the business.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2013 Inception to Date
	2013		2012		2013		2012		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	9%	8%	-6%	-4%	6%	5%	-1%	-1%	69%	52%	50%	37%
BCP V	5%	5%	-4%	-4%	17%	16%	1%	1%	6%	4%	6%	5%
BCP VI (b)	5%	3%	N/M	N/M	9%	4%	N/M	N/M	44%	25%	23%	10%
BEP (b)	11%	10%	N/M	N/M	33%	29%	N/M	N/M	42%	35%	86%	78%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	2012 returns for BCP VI and BEP are not meaningful as a material portion of the funds’ capital had not been invested.

The Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of June 30, 2013, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception-to-date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of June 30, 2013:

	Gain to Cross Carried Interest Threshold (a)
Funds Out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$3,658	9%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents our results of operations for our Real Estate segment:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$137,000	$127,817	$9,183	7%	$275,346	$275,619	$(273)	-0%
Transaction and Other Fees, Net	19,013	25,151	(6,138)	-24%	28,153	39,563	(11,410)	-29%
Management Fee Offsets	(6,312)	(5,357)	(955)	-18%	(13,598)	(13,984)	386	3%

Total Management Fees, Net	149,701	147,611	2,090	1%	289,901	301,198	(11,297)	-4%

Performance Fees
Realized
Carried Interest	143,481	13,539	129,942	N/M	212,254	22,156	190,098	N/M
Incentive Fees	31,102	7,766	23,336	N/M	34,194	7,765	26,429	N/M
Unrealized
Carried Interest	259,972	144,510	115,462	80%	540,048	366,010	174,038	48%
Incentive Fees	(32,279)	(1,526)	(30,753)	N/M	(29,879)	6,388	(36,267)	N/M

Total Performance Fees	402,276	164,289	237,987	145%	756,617	402,319	354,298	88%

Investment Income
Realized	18,577	9,067	9,510	105%	28,111	16,879	11,232	67%
Unrealized	30,636	14,944	15,692	105%	90,939	40,856	50,083	123%

Total Investment Income	49,213	24,011	25,202	105%	119,050	57,735	61,315	106%
Interest and Dividend Revenue	4,396	3,277	1,119	34%	8,694	5,829	2,865	49%
Other	(274)	(590)	316	54%	(407)	(1,299)	892	69%

Total Revenues	605,312	338,598	266,714	79%	1,173,855	765,782	408,073	53%

Expenses
Compensation and Benefits Compensation	73,792	76,576	(2,784)	-4%	143,251	145,465	(2,214)	-2%
Performance Fee Compensation
Realized
Carried Interest	55,005	3,401	51,604	N/M	80,868	7,478	73,390	N/M
Incentive Fees	15,733	3,871	11,862	N/M	17,457	3,873	13,584	N/M
Unrealized
Carried Interest	78,604	31,677	46,927	148%	167,661	85,952	81,709	95%
Incentive Fees	(16,329)	(629)	(15,700)	N/M	(15,295)	3,139	(18,434)	N/M

Total Compensation and Benefits	206,805	114,896	91,909	80%	393,942	245,907	148,035	60%
Other Operating Expenses	27,617	26,560	1,057	4%	56,079	55,484	595	1%

Total Expenses	234,422	141,456	92,966	66%	450,021	301,391	148,630	49%

Economic Income	$370,890	$197,142	$173,748	88%	$723,834	$464,391	$259,443	56%

N/M Not meaningful.

Revenues

Revenues were $605.3 million for the three months ended June 30, 2013, an increase of $266.7 million compared to $338.6 million for the three months ended June 30, 2012. The increase in revenues was primarily attributable to increases of $238.0 million in Performance Fees and $25.2 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $402.3 million for the three months ended June 30, 2013, an increase of $238.0 million compared to $164.3 million for the three months ended June 30, 2012. Performance Fees continued to benefit from the strong performance of our Real Estate carry funds and were primarily driven by BREP V, VI and VII. For the three months ended June 30, 2013, the carrying value of assets for Blackstone’s contributed BREP funds, including fee-paying co-investments, increased 5.7% driven by continued positive real estate operating fundamentals across our office, hospitality and retail portfolios. Our BREDS drawdown and real estate hedge funds appreciated 3.8% and depreciated 0.4%, respectively.

Investment Income was $49.2 million for the three months ended June 30, 2013, an increase of $25.2 million compared to $24.0 million for the three months ended June 30, 2012. The increase in Investment Income was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Revenues were $1.2 billion for the six months ended June 30, 2013, an increase of $408.1 million compared to $765.8 million for the six months ended June 30, 2012. The increase in revenues was primarily attributable to increases of $354.3 million in Performance Fees and $61.3 million Investment Income, partially offset by a decrease of $11.3 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $756.6 million for the six months ended June 30, 2013, an increase of $354.3 million compared to $402.3 million for the six months ended June 30, 2012. Performance Fees continued to benefit from the strong performance of our BREP carry funds and were primarily driven by BREP V, VI, VII and BREP Europe III. For the six months ended June 30, 2013, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 11.9% driven by continued positive real estate operating fundamentals across our office, hospitality and retail portfolios. Our BREDS drawdown and real estate hedge funds appreciated 6.4% and 3.7%, respectively.

Investment Income was $119.1 million for the six months ended June 30, 2013, an increase of $61.3 million compared to $57.7 million for the six months ended June 30, 2012. The increase in Investment Income was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Total Management Fees were $289.9 million for the six months ended June 30, 2013, a decrease of $11.3 million compared to $301.2 million for the six months ended June 30, 2012, primarily attributable to a decrease in Transaction and Other Fees. Transaction and Other Fees were $28.2 million for the six months ended June 30, 2013, a decrease of $11.4 million compared to $39.6 million for the six months ended June 30, 2012, which was primarily related to a decrease in the acquisition fee rate charged on completed transactions and the termination of our domestic property management business.

Expenses

Expenses were $234.4 million for the three months ended June 30, 2013, an increase of $93.0 million, compared to $141.5 million for the three months ended June 30, 2012. The increase was primarily attributable to a $94.7 million increase in Performance Fee Compensation, a result of an increase in Performance Fees Revenue.

Expenses were $450.0 million for the six months ended June 30, 2013, an increase of $148.6 million, compared to $301.4 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase of $150.2 million in Performance Fee Compensation as a result of the increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2013 Inception to Date
	2013		2012		2013		2012		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	—	—	11%	7%	—	—	10%	7%	35%	26%	33%	23%
BREP IV	9%	7%	5%	3%	12%	9%	7%	4%	106%	72%	24%	14%
BREP V	5%	4%	6%	4%	9%	7%	10%	7%	64%	41%	13%	10%
BREP International II (b)	-1%	-1%	3%	2%	10%	9%	-2%	-3%	8%	3%	1%	-1%
BREP VI	6%	5%	2%	1%	12%	10%	6%	4%	43%	33%	15%	10%
BREP Europe III (b)	5%	4%	9%	6%	11%	8%	11%	7%	67%	45%	35%	18%
BREP VII	9%	7%	8%	4%	20%	14%	31%	17%	76%	45%	48%	31%
BREDS I	5%	4%	4%	3%	8%	6%	9%	7%	20%	16%	17%	13%
BSSF I	-1%	-1%	1%	—	5%	3%	9%	7%	N/A	N/A	15%	11%
CMBS	-1%	-1%	—	-1%	3%	2%	8%	6%	N/A	N/A	17%	12%
BREP Co-Investment (c)	5%	5%	2%	2%	13%	12%	5%	4%	25%	22%	15%	13%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2013:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€996	23%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.

(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has four funds in their investment period, which were above their respective Carried Interest thresholds as of June 30, 2013: BREP Europe III, BREP VII and two funds within BREDS I.

Hedge Fund Solutions

The following table presents our results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$100,113	$84,278	$15,835	19%	$192,904	$166,099	$26,805	16%
Transaction and Other Fees, Net	61	65	(4)	-6%	65	157	(92)	-59%
Management Fee Offsets	(714)	(375)	(339)	-90%	(1,038)	(710)	(328)	-46%

Total Management Fees, Net	99,460	83,968	15,492	18%	191,931	165,546	26,385	16%

Performance Fees
Realized
Incentive Fees	13,845	1,175	12,670	N/M	27,554	4,473	23,081	N/M
Unrealized
Incentive Fees	20,989	(10,981)	31,970	N/M	76,490	12,206	64,284	N/M

Total Performance Fees	34,834	(9,806)	44,640	N/M	104,044	16,679	87,365	N/M

Investment Income (Loss)
Realized	13,668	929	12,739	N/M	14,520	1,432	13,088	N/M
Unrealized	(12,054)	(3,636)	(8,418)	N/M	(8,141)	4,735	(12,876)	N/M

Total Investment Income (Loss)	1,614	(2,707)	4,321	N/M	6,379	6,167	212	3%
Interest and Dividend Revenue	1,878	495	1,383	N/M	3,094	881	2,213	N/M
Other	(254)	27	(281)	N/M	(169)	(100)	(69)	-69%

Total Revenues	137,532	71,977	65,555	91%	305,279	189,173	116,106	61%

Expenses
Compensation and Benefits
Compensation	36,844	34,559	2,285	7%	70,712	62,792	7,920	13%
Performance Fee Compensation Realized
Incentive Fees	5,116	(345)	5,461	N/M	10,138	1,033	9,105	N/M
Unrealized
Incentive Fees	7,666	(2,820)	10,486	N/M	27,502	4,474	23,028	N/M

Total Compensation and Benefits	49,626	31,394	18,232	58%	108,352	68,299	40,053	59%
Other Operating Expenses	16,535	14,506	2,029	14%	31,694	28,440	3,254	11%

Total Expenses	66,161	45,900	20,261	44%	140,046	96,739	43,307	45%

Economic Income	$71,371	$26,077	$45,294	174%	$165,233	$92,434	$72,799	79%

N/M     Not meaningful.

Revenues

Revenues were $137.5 million for the three months ended June 30, 2013, an increase of $65.6 million compared to $72.0 million for the three months ended June 30, 2012. The increase in revenues was primarily attributable to an increase of $44.6 million in Performance Fees to $34.8 million and an increase of $15.5 million in Total Management Fees to $99.5 million.

Performance Fees were $34.8 million for the three months ended June 30, 2013 compared to $(9.8) million for the three months ended June 30, 2012. The increase was primarily due to an increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle, and therefore eligible for performance fees. The net returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 1.6% during the three months ended June 30, 2013.

Total Management Fees were $99.5 million for the three months ended June 30, 2013, an increase of $15.5 million compared to $84.0 million for the three months ended June 30, 2012, primarily due to an increase in Base Management Fees. Base Management Fees were $100.1 million for the three months ended June 30, 2013, an increase of $15.8 million compared to $84.3 million for the three months ended June 30, 2012. This increase was driven by an increase in Fee-Earning Assets Under Management of 18% from the prior year period, which was from net inflows and market appreciation.

Revenues were $305.3 million for the six months ended June 30, 2013, an increase of $116.1 million compared to $189.2 million for the six months ended June 30, 2012. The increase in revenues was primarily attributable to an increase of $87.4 million in Performance Fees to $104.0 million and an increase of $26.4 million in Total Management Fees to $191.9 million.

Performance Fees were $104.0 million for the six months ended June 30, 2013, an increase of $87.4 million compared to $16.7 million for the six months ended June 30, 2012. This was primarily due to an increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle, and therefore eligible for performance fees. The net returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 6.0% during the six months ended June 30, 2013.

Total Management Fees were $191.9 million for the six months ended June 30, 2013, an increase of $26.4 million compared to $165.5 million for the six months ended June 30, 2012, primarily due to an increase in Base Management Fees. Base Management Fees were $192.9 million for the six months ended June 30, 2013, an increase of $26.8 million compared to $166.1 million for the six months ended June 30, 2012. This was driven by an increase in Fee-Earning Assets Under Management of 18% from the prior year period, which was from net inflows and market appreciation.

Expenses

Expenses were $66.2 million for the three months ended June 30, 2013, an increase of $20.3 million compared to $45.9 million for the three months ended June 30, 2012. The $20.3 million increase was primarily attributable to a $15.9 million increase in Performance Fee Compensation as well as increases in Compensation and Other Operating Expenses of $2.3 million and $2.0 million, respectively. Performance Fee Compensation was $12.8 million for the three months ended June 30, 2013, an increase of $15.9 million, compared to $(3.2) million for the prior year period, primarily due to the increase in Performance Fees Revenue. Compensation was $36.8 million for the three months ended June 30, 2013, an increase of $2.3 million, compared to $34.6 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $2.0 million to $16.5 million for the three months ended June 30, 2013, compared to $14.5 million for the three months ended June 30, 2012, primarily resulting from an increase in interest expenses allocated to the segment and professional fees, partially offset by a decrease in business development expenses.

Expenses were $140.0 million for the six months ended June 30, 2013, an increase of $43.3 million compared to $96.7 million for the six months ended June 30, 2012. The $43.3 million increase was primarily attributable to a $32.1 million increase in Performance Fee Compensation and $7.9 million increase in Compensation. Performance Fee Compensation was $37.6 million for the six months ended June 30, 2013, an increase of $32.1 million, compared to $5.5 million for the prior year period due to the increase in Performance Fees Revenue. Compensation was $70.7 million for the six months ended June 30, 2013, an increase of $7.9 million, compared to $62.8 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $3.3 million to $31.7 million for the six months ended June 30, 2013, compared to $28.4 million for the six months ended June 30, 2012, primarily resulting from an increase in interest expenses allocated to the segment, partially offset by decreases in professional and other expenses.

Operating Metrics

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of June 30,		As of June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
BAAM Managed Funds (b)	$25,904,388	$21,764,296	96%	41%

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at June 30, 2013 the incremental appreciation needed for the 4% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $48.7 million, a decrease of $476.8 million, or 90.7%, compared to $525.5 million at June 30, 2012. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of June 30, 2013, 65% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, Core Funds Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2013
	2013		2012		2013		2012		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, Core Funds Composite (b)	2%	2%	-1%	-1%	7%	6%	3%	3%	13%	12%	8%	7%	4%	3%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Core Funds Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Core Funds Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents our results of operations for our Credit segment:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$101,940	$81,774	$20,166	25%	$193,304	$161,868	$31,436	19%
Transaction and Other Fees, Net	9,002	9,184	(182)	-2%	13,376	14,909	(1,533)	-10%
Management Fee Offsets	(1,559)	(1,569)	10	1%	(3,131)	(1,875)	(1,256)	-67%

Total Management Fees, Net	109,383	89,389	19,994	22%	203,549	174,902	28,647	16%

Performance Fees
Realized
Carried Interest	35,908	13,609	22,299	164%	121,413	14,619	106,794	N/M
Incentive Fees	29,920	2,751	27,169	N/M	37,846	4,733	33,113	N/M
Unrealized
Carried Interest	13,808	27,673	(13,865)	-50%	(4,967)	70,918	(75,885)	N/M
Incentive Fees	15,648	(4,567)	20,215	N/M	65,502	32,453	33,049	102%

Total Performance Fees	95,284	39,466	55,818	141%	219,794	122,723	97,071	79%

Investment Income (Loss)
Realized	901	5,638	(4,737)	-84%	4,229	6,321	(2,092)	-33%
Unrealized	4,381	(9,156)	13,537	N/M	5,474	55	5,419	N/M

Total Investment Income (Loss)	5,282	(3,518)	8,800	N/M	9,703	6,376	3,327	52%
Interest and Dividend Revenue	4,071	1,752	2,319	132%	8,618	4,177	4,441	106%
Other	(1,063)	(787)	(276)	-35%	765	(1,025)	1,790	N/M

Total Revenues	212,957	126,302	86,655	69%	442,429	307,153	135,276	44%

Expenses
Compensation and Benefits
Compensation	55,941	42,845	13,096	31%	101,462	79,988	21,474	27%
Performance Fee Compensation Realized
Carried Interest	20,028	3,694	16,334	N/M	67,356	7,235	60,121	N/M
Incentive Fees	14,165	2,049	12,116	N/M	17,927	4,921	13,006	N/M
Unrealized
Carried Interest	6,109	13,397	(7,288)	-54%	(4,095)	44,717	(48,812)	N/M
Incentive Fees	11,747	(6,147)	17,894	N/M	35,355	(4,430)	39,785	N/M

Total Compensation and Benefits	107,990	55,838	52,152	93%	218,005	132,431	85,574	65%
Other Operating Expenses	22,961	15,749	7,212	46%	43,923	32,845	11,078	34%

Total Expenses	130,951	71,587	59,364	83%	261,928	165,276	96,652	58%

Economic Income	$82,006	$54,715	$27,291	50%	$180,501	$141,877	$38,624	27%

N/M     Not meaningful.

Revenues

Revenues were $213.0 million for the three months ended June 30, 2013, an increase of $86.7 million compared to $126.3 million for the three months ended June 30, 2012. This change was primarily attributable to higher Performance Fees reflecting stronger market conditions as well as increases of $20.0 million in Total Management Fees and $8.8 million in Investment Income (Loss).

Performance Fees were $95.3 million for the three months ended June 30, 2013, an increase of $55.8 million compared to the prior year period. This change was primarily attributable to continued increases in fund valuations across the platform. The net returns of Blackstone’s Credit segment funds were 5.0% for the hedge funds, 4.1% for the mezzanine funds and 3.8% for the rescue lending funds for the three months ended June 30, 2013.

Total Management Fees were $109.4 million for the three months ended June 30, 2013, an increase of $20.0 million compared to the prior year period. This change was primarily attributable to an increase of $20.2 million in Base Management Fees driven by greater Fee-Earning Assets Under Management resulting from net AUM inflows and new product launches.

Investment Income (Loss) was $5.3 million for the three months ended June 30, 2013, an increase of $8.8 million compared to $(3.5) million for the three months ended June 30, 2012. The increase was primarily due to a higher rate of appreciation in investments of which Blackstone owns a share.

Revenues were $442.4 million for the six months ended June 30, 2013, an increase of $135.3 million compared to $307.2 million for the six months ended June 30, 2012. This change was primarily attributable to increases of $97.1 million in Performance Fees and $28.6 million in Total Management Fees.

Performance Fees were $219.8 million for the six months ended June 30, 2013, an increase of $97.1 million compared to the prior year period. This change was primarily attributable to a higher rate of appreciation in our funds driven by favorable credit markets and strong underlying company performance in the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 9.8% for the hedge funds, 11.7% for the mezzanine funds and 8.8% for the rescue lending funds for the six months ended June 30, 2013.

Total Management Fees were $203.5 million for the six months ended June 30, 2013, an increase of $28.6 million compared to the prior year period. This change was primarily attributable to an increase of $31.4 million in Base Management Fees due to the growth in our Fee-Earning Assets Under Management.

Expenses

Expenses were $131.0 million for the three months ended June 30, 2013, an increase of $59.4 million compared to the three months ended June 30, 2012. The increase in expenses was attributable to increases of $39.1 million in Performance Fee Compensation due to the increase in Performance Fees Revenue, $13.1 million in Compensation due to an increase in higher management fee revenues and $7.2 million in Other Operating Expenses. The increase in Other Operating Expenses was primarily due to an increase in interest expense allocated to the segment.

Expenses were $261.9 million for the six months ended June 30, 2013, an increase of $96.7 million compared to the six months ended June 30, 2012. The increase in expenses was attributable to increases of $64.1 million in Performance Fee Compensation due to the increase in Performance Fees Revenue, $21.5 million in Compensation due to an increase in higher management fee revenues, and $11.1 million in Other Operating Expenses. The increase in Other Operating Expenses was primarily due to an increase in interest expense allocated to the segment, partially offset by a write-off of leasehold improvements.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2013
	2013		2012		2013		2012		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	7%	5%	-1%	-1%	13%	10%	4%	3%	27%	21%	18%	14%	12%	9%	13%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2013 Inception to Date
	2013		2012		2013		2012
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	6%	4%	6%	4%	16%	12%	13%	9%	27%	20%
Rescue Lending Funds (c)	5%	4%	3%	2%	11%	9%	11%	7%	21%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds including, as applicable, for the new significant mezzanine fund. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of June 30, 2013, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents our results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$120,734	$93,372	$27,362	29%	$187,754	$169,218	$18,536	11%
Transaction and Other Fees, Net	40	102	(62)	-61%	43	247	(204)	-83%

Total Advisory and Transaction Fees	120,774	93,474	27,300	29%	187,797	169,465	18,332	11%

Investment Income (Loss)
Realized	(146)	(79)	(67)	-85%	88	504	(416)	-83%
Unrealized	(1,518)	561	(2,079)	N/M	(1,877)	512	(2,389)	N/M

Total Investment Income (Loss)	(1,664)	482	(2,146)	N/M	(1,789)	1,016	(2,805)	N/M
Interest and Dividend Revenue	1,746	1,753	(7)	-0%	3,362	3,315	47	1%
Other	61	(40)	101	N/M	—	42	(42)	-100%

Total Revenues	120,917	95,669	25,248	26%	189,370	173,838	15,532	9%

Expenses
Compensation and Benefits Compensation	76,153	61,129	15,024	25%	134,079	129,089	4,990	4%
Other Operating Expenses	20,861	25,702	(4,841)	-19%	41,554	46,388	(4,834)	-10%

Total Expenses	97,014	86,831	10,183	12%	175,633	175,477	156	0%

Economic Income (Loss)	$23,903	$8,838	$15,065	170%	$13,737	$(1,639)	$15,376	N/M

N/M Not meaningful.

Revenues

Revenues were $120.9 million for the three months ended June 30, 2013, an increase of $25.2 million, or 26%, compared to $95.7 million for the three months ended June 30, 2012. The increase in revenues was driven by increases in our restructuring and reorganization, fund placement and capital markets businesses. The increase in Blackstone’s restructuring and reorganization business was driven by a higher amount of transaction fees recorded relative to the prior year period. The increase in fees earned by Blackstone’s fund placement business was due primarily to an increase in the number of transactions that closed in the Private Equity and Real Estate businesses during the period. Blackstone’s capital markets business was formed in late 2012. During the second quarter of 2013, Blackstone’s capital markets business acted as underwriter or arranger for thirteen deals during the quarter, including the SeaWorld IPO, the Blackstone Mortgage Trust secondary offering and the Pinnacle Foods IPO and debt refinancing. The decrease in Blackstone Advisory Partners’ revenue was primarily due to fewer transaction closings amidst a broader decline in the mergers and acquisitions market.

Revenues were $189.4 million for the six months ended June 30, 2013, an increase of $15.5 million, or 9%, compared to $173.8 million for the six months ended June 30, 2012. The increase in revenues was driven primarily by increases in Blackstone’s restructuring and reorganization and capital markets businesses, partially offset by a decrease in Blackstone Advisory Partners’ businesses. Revenues for Blackstone’s fund placement business were relatively flat compared to the prior year period. The increase in Blackstone’s restructuring and reorganization business was due to a higher amount of transaction fees recorded relative to the prior year period. The revenue for Blackstone’s capital markets business was for the same reasons noted above. Blackstone Advisory Partners experienced a modest decline in revenue amidst a broader decline in the mergers and acquisitions market.

Expenses

Expenses were $97.0 million for the three months ended June 30, 2013, an increase of $10.2 million, or 12%, compared to $86.8 million for the three months ended June 30, 2012. Compensation increased $15.0 million compared to the three months ended June 30, 2012, principally due to an overall increase in total fee revenue across the segment. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses decreased $4.8 million over the three months ended June 30, 2012, principally due to a reduction in bad debt expense.

Expenses were $175.6 million for the six months ended June 30, 2013, relatively flat compared to the prior year period.

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

Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Redeemable Non-Controlling Interests in Consolidated Entities, Non-Controlling Interests in Consolidated Entities and Appropriated Partners’ Capital in the Condensed Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our statement of financial condition also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total assets were $27.7 billion as of June 30, 2013, a decrease of $1.2 billion from December 31, 2012. The decrease in total assets was primarily attributable to a $949.7 million decrease in Investments mainly due to the deconsolidation of certain CLO vehicles. Total liabilities were $15.7 billion as of June 30, 2013, a decrease of $2.0 billion from December 31, 2012. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $1.7 billion resulting from the deconsolidation of certain CLO vehicles and repayments of loans payable.

For the three months ended June 30, 2013, we had Total Fee Related Revenues of $595.1 million and related expenses of $426.6 million, generating Fee Related Earnings of $168.4 million and Distributable Earnings of $338.5 million. For the six months ended June 30, 2013, we had Total Fee Related Revenues of $1.1 billion and related expenses of $808.1 million, generating Fee Related Earnings of $306.2 million and Distributable Earnings of $729.4 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. As of June 30, 2013, we had $661.0 million in cash and cash equivalents, $1.5 billion invested in Blackstone’s Treasury Cash Management Strategies, $145.2 million invested in liquid Blackstone Funds, $2.2 billion invested in illiquid Blackstone Funds and $133.3 million in other investments, against $1.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables including the Payable Under Tax Receivable Agreement.

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Base Management Fees (a)	$425,674	$381,344	$834,421	$776,850
Advisory Fees (a)	120,734	93,372	187,754	169,218
Transaction and Other Fees, Net (a)	66,464	49,453	104,438	87,924
Management Fee Offsets (a)	(10,535)	(7,973)	(20,197)	(21,023)
Interest Income and Other Revenue (b)	(7,274)	11,455	7,801	25,903
Compensation (a)	(306,477)	(268,884)	(573,454)	(523,656)
Other Operating Expenses (a)	(120,152)	(113,038)	(234,596)	(222,559)

Fee Related Earnings	168,434	145,729	306,167	292,657
Net Realized Incentive Fees (b)	39,853	6,117	54,072	7,144
Net Realized Carried Interest (b)	107,378	48,030	312,111	53,652
Net Realized Investment Income (b)	56,055	8,080	90,345	25,675
Taxes and Related Payables (c)	(44,220)	(19,552)	(56,368)	(28,603)
Equity-Based Compensation (d)	10,985	6,809	23,070	14,655

Distributable Earnings	338,485	195,213	729,397	365,180
Net Unrealized Incentive Fees (b)	1,274	(7,478)	64,551	47,864
Net Unrealized Carried Interest (b)	283,882	47,475	365,757	261,728
Net Unrealized Investment Income (Loss) (b)	62,516	(26,236)	164,726	33,265
Add Back: Related Payables (e)	28,068	10,184	30,185	10,184
Less: Equity-Based Compensation (d)	(10,985)	(6,809)	(23,070)	(14,655)

Economic Net Income	$703,240	$212,349	$1,331,546	$703,566

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$15,342	$10,391	$30,003	$19,736
Other Revenue (a)	(1,164)	(828)	979	(2,035)
Investment Income (Loss) - Blackstone’s Treasury Cash Management Strategies (b)	(21,452)	1,892	(23,181)	8,202

Interest Income and Other Revenue	$(7,274)	$11,455	$7,801	$25,903

Realized Incentive Fees (a)	74,867	11,692	99,594	16,971
Less: Realized Incentive Fee Compensation (a)	(35,014)	(5,575)	(45,522)	(9,827)

Net Realized Incentive Fees	$39,853	$6,117	$54,072	$7,144

Realized Carried Interest (a)	$183,288	$55,929	$477,458	$69,489
Less: Realized Carried Interest Compensation (a)	(75,910)	(7,899)	(165,347)	(15,837)

Net Realized Carried Interest	$107,378	$48,030	$312,111	$53,652

Realized Investment Income (a)	$54,586	$9,360	$92,696	$32,852
Adjustment Related to Realized Investment Income (Loss) - Blackstone’s Treasury Cash Management Strategies (c)	1,469	(1,280)	(2,351)	(7,177)

Net Realized Investment Income	$56,055	$8,080	$90,345	$25,675

Unrealized Incentive Fees (a)	$4,358	$(17,074)	$112,113	$51,047
Less: Unrealized Incentive Fee Compensation (a)	(3,084)	9,596	(47,562)	(3,183)

Net Unrealized Incentive Fees	$1,274	$(7,478)	$64,551	$47,864

Unrealized Carried Interest (a)	$456,706	$84,290	$634,053	$383,086
Less: Unrealized Carried Interest Compensation (a)	(172,824)	(36,815)	(268,296)	(121,358)

Net Unrealized Carried Interest	$283,882	$47,475	$365,757	$261,728

Unrealized Investment Income (Loss) (a)	$42,533	$(25,624)	$139,194	$34,290
Less: Investment Income (Loss) - Blackstone’s Treasury Cash Management Strategies (b)	21,452	(1,892)	23,181	(8,202)
Less: Adjustment Related to Realized Investment Income (Loss) - Blackstone’s Treasury Cash Management Strategies (c)	(1,469)	1,280	2,351	7,177

Net Unrealized Investment Income (Loss)	$62,516	$(26,236)	$164,726	$33,265

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income (Loss) from Blackstone’s Treasury Cash Management Strategies.
(c)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies, which is a component of both Fee Related Earnings and Realized Investment Income (Loss).

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group L.P.	$211,148	$(74,964)	$378,783	$(16,639)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	249,134	(53,027)	456,224	54,378
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	27,944	239,934	18,492	437,576
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,366	(17,666)	84,682	36,594

Net Income	510,592	94,277	938,181	511,909
Provision for Taxes	56,082	41,337	107,075	80,090

Income Before Provision for Taxes	566,674	135,614	1,045,256	591,999
IPO and Acquisition-Related Charges (a)	178,706	268,936	365,668	513,833
Amortization of Intangibles (b)	24,322	39,435	49,979	90,323
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(50,310)	(222,268)	(103,174)	(474,170)

Economic Income	719,392	221,717	1,357,729	721,985
Taxes (d)	(16,152)	(9,368)	(26,183)	(18,419)

Economic Net Income	703,240	212,349	1,331,546	703,566
Taxes (d)	16,152	9,368	26,183	18,419
Performance Fee Adjustment (e)	(719,219)	(134,837)	(1,323,218)	(520,593)
Investment Income (Loss) Adjustment (f)	(97,119)	16,264	(231,890)	(67,142)
Investment Income (Loss) - Blackstone’s Treasury Cash Management Strategies (g)	(21,452)	1,892	(23,181)	8,202
Performance Fee Compensation and Benefits Adjustment (h)	286,832	40,693	526,727	150,205

Fee Related Earnings	168,434	145,729	306,167	292,657
Realized Performance Fees (i)	147,231	54,147	366,183	60,796
Realized Investment Income (j)	54,586	9,360	92,696	32,852
Adjustment Related to Realized Investment Income (Loss) - Blackstone’s Treasury Cash Management Strategies (k)	1,469	(1,280)	(2,351)	(7,177)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(44,220)	(19,552)	(56,368)	(28,603)
Equity-Based Compensation (m)	10,985	6,809	23,070	14,655

Distributable Earnings	338,485	195,213	729,397	365,180
Interest	25,960	12,850	52,029	26,404
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	44,220	19,552	56,368	28,603
Depreciation and Amortization	9,116	10,391	17,759	20,659

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization	$417,781	$238,006	$855,553	$440,846

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income – Realized.
(k)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2013 consisted of the following:

	Original	Remaining
Fund	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$555,237
BCP V	629,356	71,507
BCP IV	150,000	5,119
BEP	50,000	38,010
Tactical Opportunities	56,101	44,546
Other (a)	63,710	13,052
Real Estate
BREP VII	300,000	154,013
BREP VI	750,000	50,738
BREP Europe III	100,000	33,228
BREP Asia	50,000	49,036
BREDS II	50,000	44,575
CT Opportunity Partners I	25,000	15,381
Other (a)	138,269	10,470
Hedge Fund Solutions
Strategic Alliance II	50,000	22,455
Strategic Alliance	50,000	2,033
Credit
Capital Opportunities Fund II L.P. (“COF II”)	120,000	97,458
GSO Capital Solutions II	125,000	125,000
Blackstone / GSO Capital Solutions	50,000	9,684
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	75,620	24,038
Other
Treasury	88,117	22,029

Total	$3,690,827	$1,393,886

(a)	Represents capital commitments to a number of other funds in each respective segment.

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. For BCP VI, BREP VI, BREP Europe III, BREP VII, BREP Asia, BREDS II, Tactical Opportunities and COF II, it is intended that our senior managing directors and certain other professionals will fund $250 million, $150 million, $35 million, $100 million, $17 million, $17 million, $11 million and $110 million, respectively, of the aggregate applicable general partner original commitment shown above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2013, no units were repurchased. As of June 30, 2013, the amount remaining under this program available for repurchases was $335.8 million.

Distributions

Distributable Earnings, which is derived from Blackstone’s segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Including the Payable Under Tax Receivable Agreement.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2013	$176.3	$—	$77.6
Balance, December 31, 2012	248.0	142.3	226.4
Six Months Ended June 30, 2013
Average Daily Balance	206.3	109.4	193.6
Maximum Daily Balance	290.9	271.9	276.6

Our private equity funds, real estate funds and funds of hedge funds have not historically utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 20% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2013 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

Contractual Obligations	July 1, 2013 to December 31, 2013	2014–2015	2016–2017	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$34,354	$125,515	$106,951	$176,936	$443,756
Purchase Obligations	10,477	13,118	917	—	24,512
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	48,445	193,762	193,762	620,515	1,056,484
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	594	5,040	—	—	5,634
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	55	26	—	—	81
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	11,369	4,004	—	10,863,358	10,878,731
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	67,791	270,288	270,208	450,164	1,058,451
Blackstone Funds Capital Commitments to Investee Funds (h)	74,408	—	—	—	74,408
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	170,056	139,632	956,100	1,265,788
Unrecognized Tax Benefits, Including Interest and Penalties (j)	4,850	—	—	—	4,850
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (k)	1,393,886	—	—	—	1,393,886

Consolidated Contractual Obligations	1,646,229	781,809	711,470	14,702,073	17,841,581
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(11,369)	(4,004)	—	(10,863,358)	(10,878,731)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(67,791)	(270,288)	(270,208)	(450,164)	(1,058,451)
Blackstone Funds Capital Commitments to Investee Funds (h)	(74,408)	—	—	—	(74,408)

Blackstone Operating Entities Contractual Obligations	$1,492,661	$507,517	$441,262	$3,388,551	$5,829,991

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2013, we had no outstanding borrowings under our revolver.

(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2013, at spreads to market rates pursuant to the financing agreements, at 1.03%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no prepayments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2013, at spreads to market rates pursuant to the financing agreements, and range from 0.41% to 10.91%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	The total represents gross unrecognized tax benefits of $3.3 million and interest and penalties of $1.6 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $30.3 million and interest of $5.1 million; therefore, such amounts are not included in the above contractual obligations table.
(k)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2013.

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

As of June 30, 2013, the clawback obligations were $175.3 million, of which $104.3 million related to Blackstone Holdings and $71.0 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a VIE, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

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

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business – Incentive Arrangements / Fee Structure” in our 2012 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Performance Fees – Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

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

Other Revenue – Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits – Compensation – Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation and Benefits – Performance Fee – Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. In the limited circumstance of public companies that are also investment advisory clients, compensation paid to the adviser in the form of listed securities of such client may be allocated to employees and senior managing directors.

Fair Value of Financial Instruments

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, government and agency securities, less liquid and restricted equity securities, certain over-the-counter derivatives where the fair value is based on observable inputs, and certain funds of hedge funds and proprietary investments in which Blackstone has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

•

Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, certain over-the-counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds that use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles generally are classified within Level III of the fair value hierarchy.

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

Private Equity Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples.

Real Estate Investments – The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an EBITDA multiple. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

Funds of Hedge Funds – The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, the Partnership may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

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

Credit-Focused Investments – The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In some instances, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach.

Credit-Focused Liabilities – Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital, is currently under review by the Emerging Issues Task Force (“EITF”). Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2013 and December 31, 2012. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of June 30, 2013 and December 31, 2012, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of June 30, 2013 and December 31, 2012 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 17. “Commitments and Contingencies – Commitments – Investment Commitments” and “– Contingencies – Guarantees”.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2013 and June 30, 2012, the approximate percentage of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	As of June 30,
	2013	2012
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	30%	27%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2013 and June 30, 2012, we estimate that a 10% decline in fair value of the investments would result in declines in the following items:

	June 30,
	2013			2012
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$57,356	$914,955	$277,635	$47,038	$1,143,240	$234,850

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$34,616,008	63%
Real Estate	50,809,688	96%
Hedge Fund Solutions	49,006,098	75%
Credit	29,094,471	36%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. Also see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2013 and June 30, 2012, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in declines in the following items:

	June 30,
	2013			2012
	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income	Management Fees	Performance Fees, Net of the Related Compensation Expense	Investment Income
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$11,672	$145,321	$33,721	$13,970	$110,722	$31,974

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2013 and June 30, 2012, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2013	2012
	(Dollars in Thousands)
Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$210	$230

Blackstone’s Treasury Cash Management Strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. We estimate that our annualized investment income would decrease by $25.1 million, or 1.2% of the Treasury Liquidity Portfolio, if interest rates were to increase by one percentage point. This would be offset by an estimated increase in interest income of $4.7 million on an annual basis from interest on floating rate assets.

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

We estimate that our investment income would decrease by $26.3 million, or 1.2% of the Treasury Liquidity Portfolio, if credit spreads were to increase by one percentage point.

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

During the quarter ended June 30, 2013, we completed the implementation of a new general ledger and consolidation system. The new system was implemented to increase the overall efficiency of our financial reporting process and not in response to any deficiency or weakness in our internal control over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. After the conclusion of discovery, the plaintiffs filed an amended complaint in June 2012, in which the plaintiffs sought damages on behalf of public shareholders that tendered their shares in connection with 17 leveraged buyouts. In March 2013, the court denied defendants’ joint motion for summary judgment and all but one individual motion for summary judgment on plaintiffs’ overarching conspiracy claim but narrowed the scope of plaintiffs’ allegations. Consequently, the number of transactions for which plaintiffs are seeking damages has been reduced from 17 to eight transactions. The court has previously dismissed claims against Blackstone with respect to three of these eight transactions because Blackstone was released from any and all claims by the same shareholders in prior litigation. In July 2013, the court denied all but two defendants’ renewed individual motions for summary judgment (there remain eight defendants, including Blackstone). The court also denied the motion by Blackstone and three other defendants for summary judgment on plaintiffs’ claim of a conspiracy with respect to the Hospital Corporation of America (HCA). The court has not yet established a schedule for determining whether to certify the shareholder class proposed by plaintiffs.

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

The Second Circuit disagreed with the District Court, concluding that the complaint “plausibly” alleged that the initial public offering documents omitted material information concerning two of Blackstone funds’ individual investments and inadequately disclosed information relating to market risks to their real estate investments. Because this was a motion to dismiss, in reaching this decision the Second Circuit accepted all of the complaint’s factual allegations as true and drew every reasonable inference in plaintiffs’ favor. The Second Circuit did not consider facts other than those in the plaintiffs’ complaint. On June 28, 2011, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was subsequently denied. On August 8, 2011, defendants filed their answer to the complaint and discovery commenced. The parties completed factual discovery on March 29, 2013 and expert discovery on May 10, 2013. Briefing on defendants’ motion for summary judgment seeking to dismiss the case was completed on June 21, 2013 and oral argument has been scheduled for August 14, 2013. In the event summary judgment is denied, the District Court has scheduled a trial to begin on September 16, 2013.

Blackstone believes that all of the foregoing suits are totally without merit and intends to defend them vigorously.

In June 2011, three related suits (Walker, Truesdell, Roth & Assocs. v. The Blackstone Group L.P., et al.) were filed against Blackstone, various Blackstone entities including some of its private equity and real estate funds, and specified Blackstone personnel relating to the sale of Extended Stay Hotels in June 2007 by certain entities in which such Blackstone funds owned significant equity interests (the “2007 Sale”). Other defendants in such suits include the buyer of Extended Stay, financial advisers to both the sellers and the buyer, and specified lenders for the purchase of Extended Stay. Extended Stay subsequently filed for bankruptcy in 2009, at which time it was still owned by the buyer pursuant to the 2007 Sale. The suits, which are in the U.S. Bankruptcy Court for the Southern District of New York, were brought by a litigation trust for the benefit of creditors of Extended Stay and allege that Extended Stay was rendered insolvent by the 2007 Sale. The suits included claims for fraudulent conveyance, breach of fiduciary duty, unjust enrichment, illegal distributions and other claims, and sought $2.1 billion in compensatory damages and $6.3 billion in punitive damages. On May 24, 2013, the Blackstone defendants entered a settlement agreement with the litigation trust. That agreement provides for, among other things, (a) the Blackstone defendants’ payment of $10 million to the litigation trust on account of claims against the Blackstone defendants and other defendants allegedly indemnified by Blackstone; (b) dismissal of the suits against the Blackstone defendants; and (c) mutual releases of, among other things, any claims relating to the 2007 Sale. The Bankruptcy Court approved the settlement on July 19, 2013. The litigation trust dismissed the suits on July 29, 2013.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2013, no units were repurchased. As of June 30, 2013, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity Needs” for further information regarding this unit repurchase program.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Hilton Worldwide, Inc. and Travelport Limited, which may be considered our affiliates.

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

Date: August 8, 2013

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)