Form 10-Q
period 2013-09-30
Blackstone Group L.P.
filed 2013-11-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 31, 2013 was 485,694,686. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 31, 2013 was 79,083,468.

SIGNATURES	122

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds, which are managed by Blackstone.

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

(d)	the amount of debt and equity outstanding for our CLOs and CDOs, and

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

“Fee-earning assets under management” refers to the assets we manage on which we derive management and/or performance fees. Our fee-earning assets under management equals the sum of:

(a)	for our Private Equity segment funds and carry funds including certain real estate debt investment funds in our Real Estate segment, the amount of capital commitments, remaining invested capital, fair value or par value of assets held, depending on the fee terms of the fund,

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$888,938	$709,502
Cash Held by Blackstone Funds and Other	1,123,530	1,404,411
Investments (including assets pledged of $68,449 and $141,931 at September 30, 2013 and December 31, 2012, respectively)	20,151,386	20,847,270
Accounts Receivable	854,607	638,164
Reverse Repurchase Agreements	95,977	248,018
Due from Affiliates	954,733	1,120,067
Intangible Assets, Net	587,144	598,535
Goodwill	1,787,392	1,703,602
Other Assets	312,395	376,372
Deferred Tax Assets	1,278,780	1,285,611

Total Assets	$28,034,882	$28,931,552

Liabilities and Partners’ Capital
Loans Payable	$10,801,714	$13,051,404
Due to Affiliates	1,810,168	2,002,644
Accrued Compensation and Benefits	1,633,184	1,254,978
Securities Sold, Not Yet Purchased	101,581	226,425
Repurchase Agreements	68,505	142,266
Accounts Payable, Accrued Expenses and Other Liabilities	1,115,206	1,038,888

Total Liabilities	15,530,358	17,716,605

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	2,117,602	1,556,185

Partners’ Capital
Partners’ Capital (common units: 569,206,010 issued and outstanding as of September 30, 2013; 556,354,387 issued and outstanding as of December 31, 2012)	5,373,626	4,955,649
Appropriated Partners’ Capital	296,304	509,028
Accumulated Other Comprehensive Income	1,634	2,170
Non-Controlling Interests in Consolidated Entities	1,676,552	1,443,559
Non-Controlling Interests in Blackstone Holdings	3,038,806	2,748,356

Total Partners’ Capital	10,386,922	9,658,762

Total Liabilities and Partners’ Capital	$28,034,882	$28,931,552

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

	September 30, 2013	December 31, 2012
Assets
Cash Held by Blackstone Funds and Other	$826,809	$1,163,915
Investments	10,119,663	12,320,611
Accounts Receivable	148,847	187,343
Due from Affiliates	23,118	27,034
Other Assets	29,630	35,447

Total Assets	$11,148,067	$13,734,350

Liabilities
Loans Payable	$9,130,406	$11,375,877
Due to Affiliates	141,629	253,546
Accounts Payable, Accrued Expenses and Other	382,261	518,656

Total Liabilities	$9,654,296	$12,148,079

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Management and Advisory Fees, Net	$531,095	$469,109	$1,591,951	$1,428,833

Performance Fees
Realized
Carried Interest	182,654	83,765	660,112	153,254
Incentive Fees	30,884	11,588	130,729	28,497
Unrealized
Carried Interest	290,052	403,465	924,105	786,551
Incentive Fees	37,713	104,312	144,449	155,011

Total Performance Fees	541,303	603,130	1,859,395	1,123,313

Investment Income
Realized	19,507	18,559	137,350	40,652
Unrealized	100,341	119,599	263,141	181,906

Total Investment Income	119,848	138,158	400,491	222,558

Interest and Dividend Revenue	19,892	10,278	46,263	27,181
Other	4,707	2,415	5,688	443

Total Revenues	1,216,845	1,223,090	3,903,788	2,802,328

Expenses
Compensation and Benefits
Compensation	465,631	503,295	1,396,042	1,531,917
Performance Fee Compensation
Realized
Carried Interest	60,369	22,023	225,716	37,860
Incentive Fees	14,599	4,457	60,121	14,284
Unrealized
Carried Interest	82,341	128,863	350,637	250,221
Incentive Fees	11,084	44,254	58,646	47,437

Total Compensation and Benefits	634,024	702,892	2,091,162	1,881,719
General, Administrative and Other	119,435	139,172	346,106	417,675
Interest Expense	26,268	19,074	80,286	47,365
Fund Expenses	6,678	(9,747)	18,714	28,243

Total Expenses	786,405	851,391	2,536,268	2,375,002

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	87,952	(135,960)	196,128	400,412

Income Before Provision for Taxes	518,392	235,739	1,563,648	827,738
Provision for Taxes	57,477	39,237	164,552	119,327

Net Income	460,915	196,502	1,399,096	708,411
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	51,188	41,854	135,870	78,447
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	30,231	(157,607)	48,723	279,970
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	208,332	183,431	664,556	237,809

Net Income Attributable to The Blackstone Group L.P.	$171,164	$128,824	$549,947	$112,185

Distributions Declared Per Common Unit	$0.23	$0.10	$0.95	$0.42

Net Income Per Common Unit
Common Units, Basic	$0.29	$0.24	$0.94	$0.21

Common Units, Diluted	$0.29	$0.24	$0.93	$0.21

Weighted-Average Common Units Outstanding
Common Units, Basic	589,643,844	544,716,399	585,296,526	526,892,258

Common Units, Diluted	592,920,795	546,923,603	588,488,068	532,702,872

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$48,906	$48,972	$169,029	$153,089

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$460,915	$196,502	$1,399,096	$708,411
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	6,420	14,637	4,488	(8,792)

Comprehensive Income	467,335	211,139	1,403,584	699,619
Less
Comprehensive Income in Redeemable Non-Controlling Interests in Consolidated Entities	51,188	41,854	135,870	78,447
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	36,171	(142,440)	53,747	271,733
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	208,332	183,431	664,556	237,809

Comprehensive Income Attributable to The Blackstone Group L.P.	$171,644	$128,294	$549,411	$111,630

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.						Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Net Income	—	549,947	—	—	48,723	664,556	1,263,226	135,870
Allocation of Losses of Consolidated CLO Entities	—	—	(187,011)	—	187,011	—	—	—
Currency Translation Adjustment	—	—	—	(536)	5,024	—	4,488	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	5,024	—	(5,024)	—	—	—
Capital Contributions	—	—	—	—	182,273	153	182,426	763,387
Capital Distributions	—	(545,259)	—	—	(184,004)	(647,533)	(1,376,796)	(337,890)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,010)	—	(1,010)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(33)	—	—	—	—	(33)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	88,132	—	—	—	—	88,132	—
Equity-Based Compensation	—	312,797	—	—	—	306,199	618,996	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	(30,737)	—	—	—	(30,737)	50
Net Delivery of Vested Common Units	6,251,348	(20,051)	—	—	—	(481)	(20,532)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(1,798)	—	—	—	1,798	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	6,600,275	34,242	—	—	—	(34,242)	—	—

Balance at September 30, 2013	569,206,010	$5,373,626	$296,304	$1,634	$1,676,552	$3,038,806	$10,386,922	$2,117,602

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.						Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Net Income	—	112,185	—	—	279,970	237,809	629,964	78,447
Allocation of Income of Consolidated CLO Entities	—	—	125,066	—	(125,066)	—	—	—
Currency Translation Adjustment	—	—	—	(555)	(8,237)	—	(8,792)	—
Allocation of Currency Translation Adjustment of Consolidated CLOs	—	—	(8,237)	—	8,237	—	—	—
Capital Contributions	—	—	—	—	222,314	22	222,336	374,820
Capital Distributions	—	(217,603)	—	—	(80,235)	(284,796)	(582,634)	(94,041)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(4,444)	3,553	(891)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(48)	—	—	—	—	(48)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	16,413	—	—	—	—	16,413	—
Equity-Based Compensation	—	344,039	—	—	—	397,141	741,180	—
Relinquished in Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(89)
Net Delivery of Vested Common Units	8,477,448	(19,973)	—	—	—	(789)	(20,762)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(1,475)	—	—	—	1,475	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	27,122,582	112,726	—	—	—	(112,726)	—	—

Balance at September 30, 2012	525,030,937	$4,628,105	$737,079	$1,403	$1,321,964	$2,702,209	$9,390,760	$1,450,970

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net Income	$1,399,096	$708,411
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(452,478)	(546,221)
Net Realized Gains on Investments	(1,017,481)	(215,711)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(253,445)	(107,763)
Unrealized Depreciation on Hedge Activities	—	22,599
Non-Cash Performance Fees	(588,894)	(704,852)
Non-Cash Performance Fee Compensation	695,120	349,802
Equity-Based Compensation Expense	572,134	690,617
Amortization of Intangibles	69,275	115,432
Other Non-Cash Amounts Included in Net Income	148,748	91,612
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	292,510	212,350
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(136,524)	(46,330)
Accounts Receivable	(95,491)	2,286
Reverse Repurchase Agreements	152,041	33,904
Due from Affiliates	182,372	(86,496)
Other Assets	(4,624)	62,117
Accrued Compensation and Benefits	(165,771)	167,451
Securities Sold, Not Yet Purchased	(119,741)	(33,413)
Accounts Payable, Accrued Expenses and Other Liabilities	(231,459)	(465,817)
Repurchase Agreements	(73,761)	(32,397)
Due to Affiliates	(46,836)	(13,665)
Treasury Cash Management Strategies
Investments Purchased	(3,263,154)	(2,306,256)
Cash Proceeds from Sale of Investments	3,630,030	1,767,080
Blackstone Funds Related
Investments Purchased	(6,815,776)	(4,894,341)
Cash Proceeds from Sale or Pay Down of Investments	8,856,814	5,585,951

Net Cash Provided by Operating Activities	2,732,705	356,350

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(18,574)	(26,973)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(146,117)	(156,972)
Changes in Restricted Cash	5,765	2,341

Net Cash Used in Investing Activities	(158,926)	(181,604)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(521,894)	$(167,473)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	880,530	586,073
Purchase of Interests from Certain Non-Controlling Interest Holders	(33)	(48)
Net Settlement of Vested Common Units and Repurchase of Common and Holdings Units	(20,532)	(20,762)
Proceeds from Loans Payable	4,087	632,710
Repayment and Repurchase of Loans Payable	(4,576)	(27,347)
Distributions to Unitholders	(1,192,792)	(502,399)
Blackstone Funds Related
Proceeds from Loans Payable	8,654	16,284
Repayment of Loans Payable	(1,547,497)	(613,000)

Net Cash Used in Financing Activities	(2,394,053)	(95,962)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(290)	(13)

Net Increase in Cash and Cash Equivalents	179,436	78,771
Cash and Cash Equivalents, Beginning of Period	709,502	754,744

Cash and Cash Equivalents, End of Period	$888,938	$833,515

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$109,911	$78,750

Payments for Income Taxes	$60,415	$23,105

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$—	$6,803

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(6,803)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(1,145)	$(5,370)

Net Assets Related to the Consolidation of CLO Vehicles	$—	$233,541

In-kind Redemption of Capital	$—	$(2,017)

In-kind Contribution of Capital	$2,323	$2,017

Notes Issuance Costs	$—	$4,788

Transfer of Interests to Non-Controlling Interest Holders	$(1,010)	$(4,444)

Change in The Blackstone Group L.P.’s Ownership Interest	$(1,798)	$(1,475)

Net Settlement of Vested Common Units	$60,732	$100,041

Conversion of Blackstone Holdings Units to Common Units	$34,242	$112,726

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(113,040)	$(89,464)

Due to Affiliates	$24,908	$73,051

Partners’ Capital	$88,132	$16,413

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

(a)	The entity has all of the attributes of an investment company as defined in the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies (“Investment Company Guide”), or does not have all the attributes of an investment company but it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the Investment Company Guide,

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

Funds of Hedge Funds — The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, the Partnership may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

On August 5, 2013, Blackstone completed its acquisition of Strategic Partners Fund Solutions, a secondary private fund of funds business, which resulted in an increase in Goodwill of $83.8 million and an increase in Intangible Assets, primarily comprising contractual rights to earn future fee income, of $57.9 million. Goodwill arising from the acquisition has been allocated to the Private Equity segment.

Intangible Assets, Net consists of the following:

	September 30, 2013	December 31, 2012
Finite-Lived Intangible Assets/Contractual Rights	$1,594,128	$1,536,244
Accumulated Amortization	(1,006,984)	(937,709)

Intangible Assets, Net	$587,144	$598,535

Amortization expense associated with Blackstone’s intangible assets was $24.8 million and $69.3 million for the three and nine month periods ended September 30, 2013, respectively, and $30.6 million and $115.4 million for the three and nine month periods ended September 30, 2012, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization of Intangible Assets held at September 30, 2013 is expected to be $95.8 million, $102.2 million, $95.8 million, $85.6 million, and $46.5 million for each of the years ending December 31, 2013, 2014, 2015, 2016, and 2017, respectively. Blackstone’s intangible assets as of September 30, 2013 are expected to amortize over a weighted-average period of 7.6 years.

4.	INVESTMENTS

Investments consist of the following:

	September 30, 2013	December 31, 2012
Investments of Consolidated Blackstone Funds	$12,328,927	$14,026,745
Equity Method Investments	2,964,438	2,582,504
Blackstone’s Treasury Cash Management Strategies	1,066,170	1,411,680
Performance Fees	3,705,713	2,780,217
Other Investments	86,138	46,124

	$20,151,386	$20,847,270

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $506.3 million and $500.5 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, consideration was given as to whether any individual investment, including derivative instruments, had a fair value which exceeded 5% of Blackstone’s net assets. At September 30, 2013 and December 31, 2012, no investment exceeded the 5% threshold.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized Gains (Losses)	$(2,932)	$6,162	$95,403	$(4,279)
Net Change in Unrealized Gains (Losses)	46,872	(152,801)	(36,855)	235,368

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	43,940	(146,639)	58,548	231,089
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	44,012	10,679	137,580	169,323

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$87,952	$(135,960)	$196,128	$400,412

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended September 30, 2013 and 2012, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $71.3 million and $81.4 million for the three months ended September 30, 2013 and 2012, respectively. The Partnership recognized net gains related to its equity method investments of $282.6 million and $125.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury Cash Management Strategies included in Investments represents the Partnership’s liquid investments in government, other investment and non-investment grade securities and other investments. These strategies are primarily managed by third party institutions. The following table presents the realized and net change in unrealized gains (losses) on investments held by Blackstone’s Treasury Cash Management Strategies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized Gains (Losses)	$(6,587)	$3,228	$(4,030)	$3,238
Net Change in Unrealized Gains (Losses)	10,126	6,525	(9,041)	7,351

	$3,539	$9,753	$(13,071)	$10,589

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2012	$780,474	$1,633,279	$6,214	$360,250	$2,780,217
Performance Fees Allocated as a Result of Changes in Fund Fair Values	165,884	1,156,423	45,520	210,801	1,578,628
Foreign Exchange Gain	—	2,540	—	—	2,540
Fund Distributions	(223,502)	(273,755)	(10,875)	(147,540)	(655,672)

Performance Fees, September 30, 2013	$722,856	$2,518,487	$40,859	$423,511	$3,705,713

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized Gains (Losses)	$(168)	$111	$13,938	$907
Net Change in Unrealized Gains (Losses)	1,331	(912)	(11,170)	(722)

	$1,163	$(801)	$2,768	$185

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2013 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$139,008	$4,925	(a	)	(a	)
Credit Driven	195,787	1,980	(b	)	(b	)
Event Driven	110,442	—	(c	)	(c	)
Equity	611,919	—	(d	)	(d	)
Commodities	59,593	—	(e	)	(e	)

	$1,116,749	$6,905

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 59% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 34% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated. The remaining 7% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 21% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 94% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 6% of the total fair value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)

The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 76% of the total fair value of investments in this category may

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

not be redeemed at, or within three months of, the reporting date. Investments representing 16% of the total fair value of investments in this category are subject to lock-up restrictions. Investments representing 7% of the total fair value of investments in this category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have elected such ability) to side-pocket such investments or gate such investments, whereby limiting the amount of withdrawals from the fund during a redemption period. Investments representing 1% of the total fair value of investments in this category are in hedge funds that are in the process of liquidating. As of the reporting date, the investee fund manager had elected to side-pocket 1% of Blackstone’s investments in this category.
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

	September 30, 2013				December 31, 2012
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone—Other Interest Rate Contracts	$1,914,476	$44,545	$1,035,600	$4,673	$689,300	$55,270	$636,555	$4,116
Foreign Currency Contracts	68,896	1,490	66,115	1,398	16,771	74	7,025	81
Credit Default Swaps	—	—	41,000	4,534	—	—	—	—
Investments of Consolidated CLO Vehicles
Foreign Currency Contracts	362,841	30,954	236,887	8,775	435,229	37,898	301,551	17,101
Interest Rate Contracts	81,505	3,653	—	—	165,517	6,132	90,500	772

Total	$2,427,718	$80,642	$1,379,602	$19,380	$1,306,817	$99,374	$1,035,631	$22,070

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$—	$—	$—	$548

Excluded from Assessment of Effectiveness	$—	$—	$—	$(938)

Realized Gain	$—	$—	$—	$22,941

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$359	$(189)	$(596)	$(2,740)
Foreign Currency Contracts	11,847	(1,438)	8,084	1,357
Other	92	8	(81)	15

Total	$12,298	$(1,619)	$7,407	$(1,368)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(2,512)	$1,946	$(12,005)	$9,565
Foreign Currency Contracts	(11,553)	(11,027)	1,083	(11,692)
Credit Default Swaps	211	(5)	(89)	(46)

Total	$(13,854)	$(9,086)	$(11,011)	$(2,173)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of September 30, 2013 and December 31, 2012, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2013	December 31, 2012
Assets
Loans and Receivables	$98,077	$30,663
Equity and Preferred Securities	65,614	16,147
Assets of Consolidated CLO Vehicles
Corporate Loans	8,800,348	11,053,513
Corporate Bonds	146,086	162,456
Other	14,348	18,285

	$9,124,473	$11,281,064

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$8,641,507	$10,695,136
Subordinated Notes	605,380	846,471

	$9,246,887	$11,541,607

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2013		2012
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(897)	$(308)	$30
Equity and Preferred Securities	(622)	1,206	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(14,533)	90,412	(2,522)	163,390
Corporate Bonds	156	1,262	(268)	708
Other	280	(4,075)	886	1,382

	$(14,719)	$87,908	$(2,212)	$165,510

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(2,833)	$(127,864)	$60	$(289,500)
Subordinated Notes	—	19,158	—	(104,325)

	$(2,833)	$(108,706)	$60	$(393,825)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30,
	2013		2012
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$43	$(1,101)	$(308)	$(366)
Equity and Preferred Securities	(2,020)	1,487	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	28,541	125,284	(27,240)	465,102
Corporate Bonds	3,809	(4,596)	450	10,003
Other	1,706	(2,963)	2,425	11,489

	$32,079	$118,111	$(24,673)	$486,228

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(2,833)	$(419,817)	$17	$(335,598)
Subordinated Notes	—	97,167	—	(38,920)

	$(2,833)	$(322,650)	$17	$(374,518)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2013			December 31, 2012
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(1,223)	$—	$—	$(292)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(351,515)	52,986	(143,727)	(586,450)	35,322	(73,291)
Corporate Bonds	(1,216)	—	—	(984)	831	(44)

	$(353,954)	$52,986	$(143,727)	$(587,726)	$36,153	$(73,335)

(a)	Past due Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of September 30, 2013 and December 31, 2012, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of September 30, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2013
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$1,096,331	$1,096,331
Equity Securities	110,951	16,828	246,489	374,268
Partnership and LLC Interests	—	7,892	652,430	660,322
Debt Instruments	—	1,143,086	59,531	1,202,617
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,749,081	1,051,267	8,800,348
Corporate Bonds	—	143,415	2,671	146,086
Freestanding Derivatives — Foreign Currency Contracts	—	30,954	—	30,954
Freestanding Derivatives — Interest Rate Contracts	—	3,653	—	3,653
Other	14	994	13,340	14,348

Total Investments of Consolidated Blackstone Funds	110,965	9,095,903	3,122,059	12,328,927
Blackstone’s Treasury Cash Management Strategies	169,860	850,250	46,060	1,066,170
Money Market Funds	229,914	—	—	229,914
Freestanding Derivatives
Interest Rate Contracts	5,007	39,538	—	44,545
Foreign Currency Contracts	—	1,490	—	1,490
Loans and Receivables	—	—	98,077	98,077
Other Investments	63,671	7,204	15,263	86,138

	$579,417	$9,994,385	$3,281,459	$13,855,261

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$8,641,507	$8,641,507
Subordinated Notes	—	—	605,380	605,380
Freestanding Derivatives — Foreign Currency Contracts	—	8,775	—	8,775
Freestanding Derivatives
Interest Rate Contracts	4,535	138	—	4,673
Foreign Currency Contracts	—	1,398	—	1,398
Credit Default Swaps	—	4,534	—	4,534
Securities Sold, Not Yet Purchased	—	101,581	—	101,581

	$4,535	$116,426	$9,246,887	$9,367,848

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Transfers from Level I into Level II (a)	$—	$288	$31	$45,440
Transfers from Level II into Level I (b)	$41,155	$45	$1,308	$846

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$1,096,331	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	166,586	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Multiple - P/E	8.1% - 25.0% 0.9% - 43.4% 5.0x - 13.0x 8.5x - 19.0x	11.0% 6.0% 9.6x 10.1x
	76,633	Transaction Price	N/A	N/A	N/A
	265	Market Comparable Companies	EBITDA Multiple	7.2x - 7.8x	7.3x
	58	Third Party Pricing	N/A	N/A	N/A
	2,947	Other	N/A	N/A	N/A

Partnership and LLC Interests	635,164	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate	5.0% - 22.5% -0.5% - 39.3% 3.0x - 23.3x 4.3% - 10.5%	8.9% 5.5% 9.9x 7.0%
	8,419	Transaction Price	N/A	N/A	N/A
	7,919	Third Party Pricing	N/A	N/A	N/A
	928	Other	N/A	N/A	N/A

Debt Instruments	14,328	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	8.4% - 20.0% 1.6% - 3.7% 5.8x - 11.5x 6.8% - 7.5% 2.0% 66.0% 12 months 20.0% LIBOR + 400 bps	16.5% 2.5% 10.6x 6.9% N/A N/A N/A N/A N/A

	44,397	Third Party Pricing	N/A	N/A	N/A
	528	Transaction Price	N/A	N/A	N/A
	278	Market Comparable Companies	EBITDA Multiple	6.3x - 7.9x	6.3x

continued…

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Assets of Consolidated CLO Vehicles	$749,162	Third Party Pricing	N/A	N/A	N/A
	256,496	Market Comparable Companies	EBITDA Multiple	2.0x - 11.4x	6.9x
	61,564	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA	7.0% - 13.0% 5.6% 7.0x	7.3% N/A N/A
	56	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,122,059

Blackstone’s Treasury Cash Management Strategies	19,386	Third Party Pricing	N/A	N/A	N/A
	16,855	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Discount Rate	2.0% 30.0% - 70.0% 12 months 20.0% LIBOR + 400 bps 5.8% - 7.3%	N/A 66.0% N/A N/A N/A 6.4%
	9,819	NAV as Fair Value	N/A	N/A	N/A
Loans and Receivables	98,077	Discounted Cash Flows	Discount Rate	12.0% - 13.0%	12.4%

Other Investments	7,898	Transaction Price	N/A	N/A	N/A
	3,738	NAV as Fair Value	N/A	N/A	N/A
	3,627	Discounted Cash Flows	Discount Rate	12.5%	N/A

Total	$3,281,459

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$9,246,887	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 40.0%	19.0%
			Discount Rate	0.2% - 44.9%	2.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$890,465	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	151,899	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Multiple - P/E	8.4% - 25.1% 0.7% - 83.4% 5.8x - 11.5x 8.5x - 17.0x	11.2% 5.6% 9.2x 10.1x
	61,479	Transaction Price	N/A	N/A	N/A
	1,602	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.9x 5.0x - 8.7x	N/A 7.8x
	200	Third Party Pricing	N/A	N/A	N/A
	1,880	Other	N/A	N/A	N/A

Partnership and LLC Interests	562,678	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate	5.3% - 22.6% -8.2% - 62.0% 4.5x - 15.4x 1.0% - 10.5%	8.9% 5.3% 10.0x 7.0%
	13,316	Transaction Price	N/A	N/A	N/A
	5,157	Third Party Pricing	N/A	N/A	N/A

Debt Instruments	13,056	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple - EBITDA Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	7.8% - 42.0% 2.9% - 5.1% 9.5x 7.0% - 7.5% 2.0% 70.0% 12 months 20.0% LIBOR + 400 bps	15.6% 3.8% N/A 7.1% N/A N/A N/A N/A N/A
	4,004	Third Party Pricing	N/A	N/A	N/A
	664	Market Comparable Companies	EBITDA Multiple	6.5x - 7.5x	6.7x

Assets of Consolidated CLO Vehicles	900,146	Third Party Pricing	N/A	N/A	N/A
	278,972	Market Comparable Companies	EBITDA Multiple Liquidity Discount	2.0x - 13.0x 1.0% - 25.0%	6.5x 8.4%
	132,171	Discounted Cash Flows	Discount Rate	7.0% - 15.7%	9.3%
	10	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,017,699

Blackstone’s Treasury Cash Management Strategies	1,006	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Discount Rate Reinvestment Rate	2.0% 70.0% 12 months 20.0% 12.0% LIBOR + 400 bps	N/A N/A N/A N/A N/A N/A
	200	Transaction Price	N/A	N/A	N/A

continued…

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Loans and Receivables	$30,620	Discounted Cash Flows	Discount Rate	11.8% - 25.9%	13.7%
	43	Market Comparable Companies	EBITDA Multiple	8.7x	N/A

Other Investments	17,901	NAV as Fair Value	N/A	N/A	N/A
	5,647	Discounted Cash Flows	Discount Rate	12.5%	N/A
	3,350	Transaction Price	N/A	N/A	N/A

Total	$3,076,466

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$11,541,607	Discounted Cash Flows	Default Rate	2.0% - 5.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	1.1% - 50.0%	3.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2013				2012
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$2,890,319	$107,731	$47,914	$3,045,964	$2,540,156	$104,207	$21,362	$2,665,725
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	—	1,036	—	2,180	3,216
Transfer Out Due to Deconsolidation	(96)	—	—	(96)	—	—	—	—
Transfer In to Level III (b)	226,144	—	8,868	235,012	436,233	—	—	436,233
Transfer Out of Level III (b)	(270,059)	—	(3,180)	(273,239)	(159,482)	—	—	(159,482)
Purchases	349,209	127,370	23,225	499,804	209,642	5,956	1,350	216,948
Sales	(154,446)	(138,937)	(15,038)	(308,421)	(181,324)	(100,728)	(99)	(282,151)
Settlements	—	2,293	(253)	2,040	—	(79)	—	(79)
Realized Gains (Losses), Net	13,861	—	(157)	13,704	13,671	(308)	99	13,462
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	67,127	(380)	(56)	66,691	76,224	(1,753)	(479)	73,992

Balance, End of Period	$3,122,059	$98,077	$61,323	$3,281,459	$2,936,156	$7,295	$24,413	$2,967,864

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2013				2012
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,017,699	$30,663	$28,104	$3,076,466	$2,103,769	$8,555	$20,164	$2,132,488
Transfer In Due to Consolidation and Acquisition (a)	—	—	11,960	11,960	123,601	—	2,180	125,781
Transfer Out Due to Deconsolidation	(152,823)	—	—	(152,823)	(1,599)	—	—	(1,599)
Transfer In to Level III (b)	684,621	—	8,868	693,489	575,238	—	—	575,238
Transfer Out of Level III (b)	(377,527)	—	(4,894)	(382,421)	(135,729)	—	—	(135,729)
Purchases	673,179	233,890	129,259	1,036,328	564,076	148,864	1,450	714,390
Sales	(959,115)	(168,399)	(110,767)	(1,238,281)	(464,193)	(149,979)	(639)	(614,811)
Settlements	—	2,312	(1,822)	490	—	(46)	—	(46)
Realized Gains (Losses), Net	(4,913)	43	14,472	9,602	(5,772)	(308)	738	(5,342)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	240,938	(432)	(13,857)	226,649	176,765	209	520	177,494

Balance, End of Period	$3,122,059	$98,077	$61,323	$3,281,459	$2,936,156	$7,295	$24,413	$2,967,864

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2013			2012
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$9,189,948	$618,682	$9,808,630	$10,534,253	$701,648	$11,235,901
Issuances	1,503	922	2,425	10,844	1,459	12,303
Settlements	(787,918)	(180)	(788,098)	(338,222)	(572)	(338,794)
Realized (Gains) Losses, Net	2,833	—	2,833	(60)	—	(60)
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	235,141	(14,044)	221,097	405,687	108,789	514,476

Balance, End of Period	$8,641,507	$605,380	$9,246,887	$10,612,502	$811,324	$11,423,826

	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2013			2012
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$10,695,136	$846,471	$11,541,607	$7,449,766	$630,236	$8,080,002
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	3,419,084	149,225	3,568,309
Transfer Out Due to Deconsolidation	(1,100,842)	(150,925)	(1,251,767)	—	—	—
Issuances	2,558	1,697	4,255	14,073	2,211	16,284
Settlements	(1,492,295)	(526)	(1,492,821)	(609,440)	(3,470)	(612,910)
Realized (Gains) Losses, Net	2,833	—	2,833	(17)	—	(17)
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	534,117	(91,337)	442,780	339,036	33,122	372,158

Balance, End of Period	$8,641,507	$605,380	$9,246,887	$10,612,502	$811,324	$11,423,826

(a)	Represents the transfer into Level III of financial assets and liabilities held by CLO vehicles as a result of the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

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

	September 30, 2013	December 31, 2012
Investments	$560,879	$364,709
Accounts Receivable	83,495	1,885
Due from Affiliates	62,340	112,686

Total VIE Assets	706,714	479,280
Due to Affiliates	442	2,657
Accounts Payable, Accrued Expenses and Other Liabilities	3	—
Potential Clawback Obligation	55,574	36,040

Maximum Exposure to Loss	$762,733	$517,977

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2013, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $95.8 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $92.8 million were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $68.4 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of September 30, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$46,035	$2,629	$30,743	$12,663
Reverse Repurchase Agreements	95,977	95,761	—	216

Total	$142,012	$98,390	$30,743	$12,879

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
Liabilities
Freestanding Derivatives	$10,605	$2,629	$7,976	$—
Repurchase Agreements	68,505	68,449	—	56

Total	$79,110	$71,078	$7,976	$56

The following tables present the offsetting of assets and liabilities as of December 31, 2012:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$55,344	$3,983	$36,748	$14,613
Reverse Repurchase Agreements	248,018	248,018	—	—

Total	$303,362	$252,001	$36,748	$14,613

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,197	$3,983	$—	$214
Repurchase Agreements	142,266	142,266	—	—

Total	$146,463	$146,249	$—	$214

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30, 2013	December 31, 2012
Furniture, Equipment and Leasehold Improvements, Net	$138,433	$142,390
Prepaid Expenses	50,933	81,498
Other Assets	76,994	97,140
Freestanding Derivatives	46,035	55,344

	$312,395	$376,372

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Statements of Financial Condition and are not a significant component thereof.

12.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable, were:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$634,710	$687,317	$640,220	$682,344
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,502	$447,920	$398,386	$456,200
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,053	$416,920	$392,629	$426,160
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,707	$265,150	$239,619	$275,275

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2013				December 31, 2012
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$9,006,731	1.28%		4.2	$11,518,111	1.34%		4.6
Subordinated Notes	1,207,626		(a)	N/A	1,449,191		(a)	2.6

	$10,214,357				$12,967,302

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2013			December 31, 2012
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$8,641,507	$22,000	$21,018	$10,695,136	$22,000	$18,229
Subordinated Notes	$605,380	$213,037	$109,317	$846,471	$258,156	$172,899

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2013 and December 31, 2012, the fair value of the consolidated CLO assets was $9.9 billion and $12.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of September 30, 2013 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2013	$297	$9,859	$10,156
2014	5,040	3,993	9,033
2018 and Thereafter	1,635,000	10,214,357	11,849,357

Total	$1,640,337	$10,228,209	$11,868,546

13.	INCOME TAXES

Blackstone’s effective tax rate was 11.1% and 16.6% for the three months ended September 30, 2013 and 2012, respectively, and 10.5% and 14.4% for the nine months ended September 30, 2013 and 2012, respectively. Blackstone’s income tax provision was $57.5 million and $39.2 million for the three months ended September 30, 2013 and 2012, respectively, and $164.6 million and $119.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Blackstone’s effective tax rate for the three and nine months ended September 30, 2013 and 2012 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and nine months ended September 30, 2013 and September 30, 2012 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income Attributable to The Blackstone Group L.P.	$171,164	$128,824	$549,947	$112,185

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	589,643,844	544,716,399	585,296,526	526,892,258

Basic Net Income Per Common Unit	$0.29	$0.24	$0.94	$0.21

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	589,643,844	544,716,399	585,296,526	526,892,258
Weighted-Average Unvested Deferred Restricted Common Units	3,276,951	2,207,204	3,191,542	5,810,614

Weighted-Average Diluted Common Units Outstanding	592,920,795	546,923,603	588,488,068	532,702,872

Diluted Net Income Per Common Unit	$0.29	$0.24	$0.93	$0.21

The following table summarizes the anti-dilutive securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-Average Blackstone Holdings Partnership Units	551,916,623	586,762,611	554,857,282	593,555,609

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

During the nine months ended September 30, 2013 and 2012, no units were repurchased. As of September 30, 2013, the amount remaining available for repurchases under this program was $335.8 million.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s initial public offering (“IPO”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone Common Units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2013, the Partnership had the ability to grant 163,217,431 units under the Equity Plan.

For the three and nine months ended September 30, 2013, the Partnership recorded compensation expense of $193.6 million and $572.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $4.3 million and $16.0 million, respectively. For the three and nine months ended September 30, 2012, the Partnership recorded compensation expense of $223.6 million and $690.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $2.3 million and $15.0 million, respectively. As of September 30, 2013, there was $1.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Total vested and unvested outstanding units, including Blackstone Common Units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,149,898,936 as of September 30, 2013. Total outstanding unvested phantom units were 150,725 as of September 30, 2013.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2013 and a summary of changes during the period January 1, 2013 through September 30, 2013 are presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	66,591,089	$28.19	20,199,382	$15.76	221,356	$14.89
Granted	4,645,938	20.65	4,057,293	17.44	5,384	20.63
Vested	(20,206,544)	29.87	(3,150,007)	19.28	(76,015)	20.60
Forfeited	(1,038,930)	29.92	(820,298)	17.36	—	—

Balance, September 30, 2013	49,991,553	$26.78	20,286,370	$15.49	150,725	$23.70

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2013, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	46,743,135	2.1
Deferred Restricted Blackstone Common Units and Options	16,398,203	2.5

Total Equity-Based Awards	63,141,338	2.2

Phantom Units	142,313	1.7

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $57.3 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	September 30, 2013	December 31, 2012
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$59,071	$165,322
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	150,374	155,302
Amounts Due from Portfolio Companies and Funds	174,163	259,196
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	38,660	39,507
Management and Performance Fees Due from Non-Consolidated Funds	290,851	343,846
Payments Made on Behalf of Non-Consolidated Entities	236,894	150,317
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	4,720	6,577

	$954,733	$1,120,067

	September 30, 2013	December 31, 2012
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,246,374	$1,218,488
Accrual for Potential Repayment of Previously Received Performance Fees	157,686	267,116
Due to Note Holders of Consolidated CLO Vehicles	130,335	191,128
Due to Certain Non-Controlling Interest Holders	209,128	201,286
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	13,149	12,506
Payable to Affiliates for Consolidated Funds	31,080	81,589
Distributions Received on Behalf of Blackstone Entities	13,829	20,295
Payments Made by Non-Consolidated Entities	8,587	10,236

	$1,810,168	$2,002,644

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the Blackstone Funds both directly and through consolidated entities. Their investments may be subject

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

to preferential management fee and performance fee arrangements. As of September 30, 2013 and December 31, 2012, such investments aggregated $1.0 billion and $939.4 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $43.9 million and $46.8 million for the three months ended September 30, 2013 and 2012, respectively, and $144.5 million and $90.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $48.9 million and $49.0 million for the three months ended September 30, 2013 and 2012, respectively. Management and Advisory Fees, Net earned from affiliates totaled $169.0 million and $153.1 million for the nine months ended September 30, 2013 and 2012, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.9 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2013. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $396.1 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.5 billion of investment commitments as of September 30, 2013 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $73.4 million as of September 30, 2013 which includes $35.4 million of signed investment commitments for portfolio company acquisitions in the process of closing.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $4.0 million as of September 30, 2013.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone Funds. The amount guaranteed as of September 30, 2013 was $56.9 million.

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

The following table presents the clawback obligations by segment:

	September 30, 2013			December 31, 2012
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$70,510	$57,352	$127,862	$69,302	$133,852	$203,154
Real Estate	26,784	748	27,532	32,152	31,223	63,375
Credit	1,321	971	2,292	340	247	587

Total	$98,615	$59,071	$157,686	$101,794	$165,322	$267,116

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2013, $442.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global, European focused and Asian opportunistic real estate funds. In addition, the segment has debt investment funds targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

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

The following table presents the financial data for Blackstone’s segments for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$95,281	$136,721	$103,392	$101,900	$—	$437,294
Advisory Fees	—	—	—	—	83,602	83,602
Transaction and Other Fees, Net	16,052	19,205	295	7,058	196	42,806
Management Fee Offsets	(2,080)	(2,385)	(1,200)	(2,606)	—	(8,271)

Total Management and Advisory Fees, Net	109,253	153,541	102,487	106,352	83,798	555,431

Performance Fees
Realized
Carried Interest	85,121	93,878	—	3,655	—	182,654
Incentive Fees	—	3,737	5,320	22,181	—	31,238
Unrealized
Carried Interest	(86,300)	340,406	—	35,946	—	290,052
Incentive Fees	—	2,481	29,208	9,303	—	40,992

Total Performance Fees	(1,179)	440,502	34,528	71,085	—	544,936

Investment Income (Loss)
Realized	11,495	928	(598)	496	(829)	11,492
Unrealized	23,621	57,656	6,439	(1,042)	1,006	87,680

Total Investment Income (Loss)	35,116	58,584	5,841	(546)	177	99,172
Interest and Dividend Revenue	5,231	6,060	2,523	5,288	2,437	21,539
Other	1,521	2,113	595	(357)	836	4,708

Total Revenues	149,942	660,800	145,974	181,822	87,248	1,225,786

Expenses
Compensation and Benefits
Compensation	55,800	75,346	37,611	53,250	57,491	279,498
Performance Fee Compensation
Realized
Carried Interest	19,824	38,942	—	1,603	—	60,369
Incentive Fees	—	1,919	1,954	10,726	—	14,599
Unrealized
Carried Interest	(36,198)	99,323	—	19,216	—	82,341
Incentive Fees	—	615	10,177	292	—	11,084

Total Compensation and Benefits	39,426	216,145	49,742	85,087	57,491	447,891
Other Operating Expenses	30,024	30,614	19,575	23,451	19,208	122,872

Total Expenses	69,450	246,759	69,317	108,538	76,699	570,763

Economic Income	$80,492	$414,041	$76,657	$73,284	$10,549	$655,023

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,225,786	$(8,941	)(a)	$1,216,845	$1,219,623	$3,467	(a)	$1,223,090
Expenses	$570,763	$215,642	(b)	$786,405	$586,614	$264,777	(b)	$851,391
Other Income (Loss)	$—	$87,952	(c)	$87,952	$—	$(135,960	)(c)	$(135,960)
Economic Income	$655,023	$(136,631	)(d)	$518,392	$633,009	$(397,270	)(d)	$235,739

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income (Loss) adjustment results from the following:

	Three Months Ended September 30,
	2013	2012
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$6,321	$(4,273)
Fund Expenses Added in Consolidation	7,679	(8,837)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	81,419	(115,753)
Transaction-Related Other Income	(7,467)	(7,097)

Total Consolidation Adjustments and Reconciling Items	$87,952	$(135,960)

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2013	2012
Economic Income	$655,023	$633,009

Adjustments
Amortization of Intangibles	(27,525)	(33,338)
IPO and Acquisition-Related Charges	(190,525)	(248,179)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	81,419	(115,753)

Total Consolidation Adjustments and Reconciling Items	(136,631)	(397,270)

Income Before Provision for Taxes	$518,392	$235,739

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments as of and for the nine months ended September 30, 2013 and 2012:

	September 30, 2013 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net Base Management Fees	$268,148	$412,067	$296,296	$295,204	$—	$1,271,715
Advisory Fees	—	—	—	—	271,356	271,356
Transaction and Other Fees, Net	78,853	47,358	360	20,434	239	147,244
Management Fee Offsets	(4,510)	(15,983)	(2,238)	(5,737)	—	(28,468)

Total Management and Advisory Fees, Net	342,491	443,442	294,418	309,901	271,595	1,661,847

Performance Fees
Realized
Carried Interest	228,912	306,132	—	125,068	—	660,112
Incentive Fees	—	37,931	32,874	60,027	—	130,832
Unrealized
Carried Interest	12,672	880,454	—	30,979	—	924,105
Incentive Fees	—	(27,398)	105,698	74,805	—	153,105

Total Performance Fees	241,584	1,197,119	138,572	290,879	—	1,868,154

Investment Income (Loss)
Realized	57,243	29,039	13,922	4,725	(741)	104,188
Unrealized	76,420	148,595	(1,702)	4,432	(871)	226,874

Total Investment Income (Loss)	133,663	177,634	12,220	9,157	(1,612)	331,062
Interest and Dividend Revenue	11,466	14,754	5,617	13,906	5,799	51,542
Other	2,311	1,706	426	408	836	5,687

Total Revenues	731,515	1,834,655	451,253	624,251	276,618	3,918,292

Expenses
Compensation and Benefits
Compensation	179,750	218,597	108,323	154,712	191,570	852,952
Performance Fee Compensation
Realized
Carried Interest	36,947	119,810	—	68,959	—	225,716
Incentive Fees	—	19,376	12,092	28,653	—	60,121
Unrealized
Carried Interest	68,532	266,984	—	15,121	—	350,637
Incentive Fees	—	(14,680)	37,679	35,647	—	58,646

Total Compensation and Benefits	285,229	610,087	158,094	303,092	191,570	1,548,072
Other Operating Expenses	91,370	86,693	51,269	67,374	60,762	357,468

Total Expenses	376,599	696,780	209,363	370,466	252,332	1,905,540

Economic Income	$354,916	$1,137,875	$241,890	$253,785	$24,286	$2,012,752

Segment Assets as of September 30, 2013	$4,231,858	$6,410,733	$996,494	$2,500,468	$763,965	$14,903,518

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$259,400	$411,278	$253,433	$250,827	$—	$1,174,938
Advisory Fees	—	—	—	—	229,169	229,169
Transaction and Other Fees, Net	58,741	54,500	161	19,395	253	133,050
Management Fee Offsets	(5,221)	(20,018)	(1,092)	(3,146)	—	(29,477)

Total Management and Advisory Fees, Net	312,920	445,760	252,502	267,076	229,422	1,507,680

Performance Fees
Realized
Carried Interest	64,306	74,001	—	14,947	—	153,254
Incentive Fees	—	12,644	7,110	8,837	—	28,591
Unrealized
Carried Interest	74,904	573,705	—	137,942	—	786,551
Incentive Fees	—	12,538	48,841	93,817	—	155,196

Total Performance Fees	139,210	672,888	55,951	255,543	—	1,123,592

Investment Income (Loss)
Realized	14,905	27,203	2,069	13,018	755	57,950
Unrealized	31,399	74,532	9,934	(681)	1,440	116,624

Total Investment Income	46,304	101,735	12,003	12,337	2,195	174,574
Interest and Dividend Revenue	8,947	9,410	1,421	6,850	5,112	31,740
Other	1,997	642	215	(1,703)	(709)	442

Total Revenues	509,378	1,230,435	322,092	540,103	236,020	2,838,028

Expenses
Compensation and Benefits
Compensation	168,746	216,921	91,618	130,224	175,708	783,217
Performance Fee Compensation
Realized
Carried Interest	2,172	27,300	—	8,388	—	37,860
Incentive Fees	—	6,443	2,095	5,746	—	14,284
Unrealized
Carried Interest	33,917	133,892	—	82,412	—	250,221
Incentive Fees	—	6,015	12,536	28,886	—	47,437

Total Compensation and Benefits	204,835	390,571	106,249	255,656	175,708	1,133,019
Other Operating Expenses	90,346	86,768	41,318	66,372	65,211	350,015

Total Expenses	295,181	477,339	147,567	322,028	240,919	1,483,034

Economic Income (Loss)	$214,197	$753,096	$174,525	$218,075	$(4,899)	$1,354,994

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2013 and 2012:

	September 30, 2013 and the Nine Months Then Ended				Nine Months Ended September 30, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,918,292	$(14,504	)(a)	$3,903,788	$2,838,028	$(35,700	)(a)	$2,802,328
Expenses	$1,905,540	$630,728	(b)	$2,536,268	$1,483,034	$891,968	(b)	$2,375,002
Other Income	$—	$196,128	(c)	$196,128	$—	$400,412	(c)	$400,412
Economic Income	$2,012,752	$(449,104	)(d)	$1,563,648	$1,354,994	$(527,256	)(d)	$827,738
Total Assets	$14,903,518	$13,131,364	(e)	$28,034,882

(a)	The Revenues adjustment principally represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2013	2012
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$11,455	$32,217
Fund Expenses Added in Consolidation	21,703	31,040
Non-Controlling Interests in Income of Consolidated Entities	184,593	358,417
Transaction-Related Other Income	(21,623)	(21,262)

Total Consolidation Adjustments and Reconciling Items	$196,128	$400,412

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2013	2012
Economic Income	$2,012,752	$1,354,994

Adjustments
Amortization of Intangibles	(77,504)	(123,661)
IPO and Acquisition-Related Charges	(556,193)	(762,012)
Non-Controlling Interests in Income of Consolidated Entities	184,593	358,417

Total Consolidation Adjustments and Reconciling Items	(449,104)	(527,256)

Income Before Provision for Taxes	$1,563,648	$827,738

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

19.	SUBSEQUENT EVENTS

There have been no events since September 30, 2013 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2013
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$888,938	$—	$—	$888,938
Cash Held by Blackstone Funds and Other	146,510	977,020	—	1,123,530
Investments	8,338,006	12,301,179	(487,799)	20,151,386
Accounts Receivable	580,919	273,688	—	854,607
Reverse Repurchase Agreements	95,977	—	—	95,977
Due from Affiliates	916,756	66,185	(28,208)	954,733
Intangible Assets, Net	587,144	—	—	587,144
Goodwill	1,787,392	—	—	1,787,392
Other Assets	283,096	29,299	—	312,395
Deferred Tax Assets	1,278,780	—	—	1,278,780

Total Assets	$14,903,518	$13,647,371	$(516,007)	$28,034,882

Liabilities and Partners’ Capital
Loans Payable	$1,671,308	$9,130,406	$—	$10,801,714
Due to Affiliates	1,637,750	220,303	(47,885)	1,810,168
Accrued Compensation and Benefits	1,633,184	—	—	1,633,184
Securities Sold, Not Yet Purchased	101,581	—	—	101,581
Repurchase Agreements	68,505	—	—	68,505
Accounts Payable, Accrued Expenses and Other Liabilities	466,020	649,186	—	1,115,206

Total Liabilities	5,578,348	9,999,895	(47,885)	15,530,358

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,117,602	—	2,117,602

Partners’ Capital
Partners’ Capital	5,373,626	478,587	(478,587)	5,373,626
Appropriated Partners’ Capital	—	296,304	—	296,304
Accumulated Other Comprehensive Income (Loss)	(107)	1,741	—	1,634
Non-Controlling Interests in Consolidated Entities	912,845	753,242	10,465	1,676,552
Non-Controlling Interests in Blackstone Holdings	3,038,806	—	—	3,038,806

Total Partners’ Capital	9,325,170	1,529,874	(468,122)	10,386,922

Total Liabilities and Partners’ Capital	$14,903,518	$13,647,371	$(516,007)	$28,034,882

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition —Continued

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds and a regionally focused fund, since we established this business in 1987. We refer to these funds collectively as our Blackstone Capital Partners (“BCP”) funds. We also manage the Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), which are multi-asset class investment accounts, and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business acquired on August 5, 2013. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing since launching our first real estate fund in 1994. We have managed or continue to manage seven global opportunistic real estate funds, four European focused opportunistic real estate funds, an Asian focused opportunistic real estate fund, a number of real estate debt investment funds, CDOs, REITs and an acquired Asian real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. In December 2012, we completed the acquisition of Capital Trust’s investment management business with an expertise in debt origination and special servicing. In May 2013, Capital Trust changed its name to Blackstone Mortgage Trust, Inc. (“BXMT”) and completed a secondary offering.

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

Business Environment

World equity markets rose sharply in the third quarter of 2013. The MSCI All Country Index was up 6.5%, with positive performance in both developing and emerging markets. In the U.S., the S&P 500 Index rose 4.7%, reaching record levels in September, after the Federal Reserve surprised markets with the announcement that it would not yet start tapering its bond purchase program. Continued strength in the equity markets has provided a supportive environment for increased levels of equity capital markets activity, including IPOs and secondary offerings.

Credit indices also rose in the quarter with the high yield index up 2.4% and the leveraged loan index up 1.4%. Benchmark rates remained mostly stable for the quarter with the U.S. 10-year Treasury at 2.6%, following a sharp increase in the second quarter, and high yield spreads moderately tightened.

The U.S. unemployment rate remains elevated at 7.2%, although there have been clear signs of improvement in the economy, including housing and certain other sub-sectors. Following the government shutdown in October, continued political dysfunction remains an overhang for the economy and markets.

Real estate capital markets in the U.S. continue to strengthen, with U.S. hotel REITs trading at 14.5x this quarter compared to 13.7x in the second quarter of 2013 and commercial mortgage backed securities issuance of almost $61 billion, up 96% year to date. Real estate fundamentals continue to improve, driven by a lack of new supply and growth in demand. In the U.S., overall vacancy levels have declined 10 basis points to 15.1% within the office sector while the retail sector has remained unchanged at 10.5% for the quarter. In the U.S. hospitality sector, new construction continues to remain significantly below historical levels and supply/demand fundamentals continue to support RevPAR (“Revenue per Available Room”) growth of 5.6% year to date. On a national level, home prices have increased 12.8% year over year through August 2013.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Western Europe, Asia and, to a lesser extent, elsewhere in the world.

Significant Transaction

On August 5, 2013, Blackstone completed its acquisition of Strategic Partners Fund Solutions, a secondary private fund of funds business.

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

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to merger, acquisition, restructuring and divestiture activities and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

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

Other Operating Expenses — Other Operating Expenses represents general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

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

Redeemable Non-Controlling Interests in Consolidated Entities

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

Each of the May 2010 House bill and the recent bills also provided that, for taxable years beginning ten years after the date of enactment or January 1, 2014, as applicable, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations.

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

On February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework, if enacted, could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in some manner not specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our Carried Interest in respect of such companies. The framework would also reduce the top marginal tax rate on corporations from 35% to 28%. Such a change could increase the effective cost of financing such investments, which could again reduce the value of our Carried Interest. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates the President’s support for treatment of Carried Interest as ordinary income, as provided in the President’s revenue proposal for 2014 described above. Because the framework did not include specifics, its effect on us is unclear.

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Payables Under the Tax Receivable Agreement.

Blackstone amended its definition of Distributable Earnings in the second quarter of 2013 to exclude the expense of equity-based awards. Excluding this expense presents a better determination of amounts available for distribution to Blackstone unitholders. Distributable Earnings amounts presented for prior periods have been conformed to this presentation.

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from our segment reported results, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury Cash Management Strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury Cash Management Strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “—Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of Fee Related Earnings.

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

(d)	the amount of debt and equity outstanding for our CLOs and CDOs, and

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and carry funds including certain real estate debt investment funds in our Real Estate segment, the amount of capital commitments, remaining invested capital, fair value or par value of assets held, depending on the fee terms of the fund,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$531,095	$469,109	$61,986	13%	$1,591,951	$1,428,833	$163,118	11%

Performance Fees
Realized
Carried Interest	182,654	83,765	98,889	118%	660,112	153,254	506,858	331%
Incentive Fees	30,884	11,588	19,296	167%	130,729	28,497	102,232	359%
Unrealized
Carried Interest	290,052	403,465	(113,413)	-28%	924,105	786,551	137,554	17%
Incentive Fees	37,713	104,312	(66,599)	-64%	144,449	155,011	(10,562)	-7%

Total Performance Fees	541,303	603,130	(61,827)	-10%	1,859,395	1,123,313	736,082	66%

Investment Income
Realized	19,507	18,559	948	5%	137,350	40,652	96,698	238%
Unrealized	100,341	119,599	(19,258)	-16%	263,141	181,906	81,235	45%

Total Investment Income	119,848	138,158	(18,310)	-13%	400,491	222,558	177,933	80%

Interest and Dividend Revenue	19,892	10,278	9,614	94%	46,263	27,181	19,082	70%
Other	4,707	2,415	2,292	95%	5,688	443	5,245	N/M

Total Revenues	1,216,845	1,223,090	(6,245)	-1%	3,903,788	2,802,328	1,101,460	39%

Expenses
Compensation and Benefits
Compensation	465,631	503,295	(37,664)	-7%	1,396,042	1,531,917	(135,875)	-9%
Performance Fee Compensation
Realized
Carried Interest	60,369	22,023	38,346	174%	225,716	37,860	187,856	496%
Incentive Fees	14,599	4,457	10,142	228%	60,121	14,284	45,837	321%
Unrealized
Carried Interest	82,341	128,863	(46,522)	-36%	350,637	250,221	100,416	40%
Incentive Fees	11,084	44,254	(33,170)	-75%	58,646	47,437	11,209	24%

Total Compensation and Benefits	634,024	702,892	(68,868)	-10%	2,091,162	1,881,719	209,443	11%
General, Administrative and Other	119,435	139,172	(19,737)	-14%	346,106	417,675	(71,569)	-17%
Interest Expense	26,268	19,074	7,194	38%	80,286	47,365	32,921	70%
Fund Expenses	6,678	(9,747)	16,425	N/M	18,714	28,243	(9,529)	-34%

Total Expenses	786,405	851,391	(64,986)	-8%	2,536,268	2,375,002	161,266	7%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	87,952	(135,960)	223,912	N/M	196,128	400,412	(204,284)	-51%

Income Before Provision for Taxes	518,392	235,739	282,653	120%	1,563,648	827,738	735,910	89%
Provision for Taxes	57,477	39,237	18,240	46%	164,552	119,327	45,225	38%

Net Income	460,915	196,502	264,413	135%	1,399,096	708,411	690,685	97%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	51,188	41,854	9,334	22%	135,870	78,447	57,423	73%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	30,231	(157,607)	187,838	N/M	48,723	279,970	(231,247)	-83%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	208,332	183,431	24,901	14%	664,556	237,809	426,747	179%

Net Income Attributable to The Blackstone Group L.P.	$171,164	$128,824	$42,340	33%	$549,947	$112,185	$437,762	390%

N/M	Not meaningful.

Revenues

Total Revenues were $1.2 billion for the three months ended September 30, 2013, essentially unchanged from the three months ended September 30, 2012. Performance Fees and Investment Income decreased between these periods by $61.8 million and $18.3 million, respectively, and Management and Advisory Fees, Net increased by $62.0 million.

Performance Fees in our Private Equity segment decreased by $161.5 million driven by lower net returns in our BCP VI and Blackstone Energy Partners (“BEP”) funds than the returns in the comparable prior year when both funds generated significant appreciation on new investments. Performance Fees decreased by $61.7 million in our Credit segment due to a slower pace of appreciation in performance across the platform. These decreases were partially offset by a $169.9 million increase in Performance Fees in our Real Estate segment due to the strong performance of our Real Estate carry funds, primarily BREP V, VI and VII. This increase was driven by strong operating fundamentals across all sectors of the portfolio.

The decrease in Investment Income was primarily due to decreases in our Private Equity and Credit segments of $15.3 million and $6.5 million, respectively, partially offset by an increase in our Real Estate segment of $14.6 million. The decreases in Private Equity and Credit were driven by strong returns generated on our BCP VI, BEP and Credit drawdown funds in the prior period outpacing current quarter performance. The increase in Real Estate was driven by the year over year net increase in the appreciation of real estate investments across the portfolio.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Financial Advisory segment of $23.8 million, our Hedge Fund Solutions segment of $15.5 million, our Credit segment of $14.2 million and our Real Estate segment of $9.0 million. The increase in our Financial Advisory segment was due to the number and size of transactions completed during the current period compared to the prior period. The increases in our Hedge Fund Solutions and Credit segments were primarily due to increases in Fee-Earning Assets Under Management. The increase in our Real Estate segment was primarily driven by an increase in Transaction Fees related to a greater volume of completed transactions in the current quarter compared to the prior year quarter.

Total Revenues were $3.9 billion for the nine months ended September 30, 2013, an increase of $1.1 billion, or 39%, compared to Total Revenues for the nine months ended September 30, 2012 of $2.8 billion. The increase in revenues was primarily attributable to an increase of $736.1 million in Performance Fees, a $177.9 million increase in Investment Income and a $163.1 million increase in Management and Advisory Fees, Net. The overall increase in our Private Equity segment was due to significant appreciation across our portfolio, successful exits, including the initial public offerings of Pinnacle Foods and SeaWorld Parks & Entertainment (“SeaWorld”), and new funds raised. The overall increase in our Real Estate segment was due to the stronger appreciation of investments resulting in a significant increase in Performance Fees. The overall increase in our Hedge Fund Solutions segment was due to the increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle. The overall increase in our Credit segment was due to an increase in Fee-Earning Assets Under Management and the stronger appreciation of investments. The overall increase in our Financial Advisory segment was due to the number and size of transactions completed during the current period compared to the prior period.

Expenses

Expenses were $786.4 million for the three months ended September 30, 2013, a decrease of $65.0 million, or 8%, compared to $851.4 million for the three months ended September 30, 2012. The decrease was primarily attributable to a decrease of $68.9 million in Total Compensation and Benefits, which was comprised of a decrease of $37.7 million in Compensation due to a decrease in the equity-based amortization charges on our transaction-related awards and a decrease in Performance Fee Compensation of $31.2 million due to the decrease in Performance Fees Revenue.

Expenses were $2.5 billion for the nine months ended September 30, 2013, an increase of $161.3 million, or 7%, compared to $2.4 billion for the nine months ended September 30, 2012. The increase was primarily attributable to increases in Total Compensation and Benefits of $209.4 million and Interest Expense of $32.9 million, partially offset by a $71.6 million decrease in General, Administrative and Other. The increase in Total Compensation and Benefits was comprised of a $345.3 million increase in Performance Fee Compensation due to the increase in Performance Fees Revenue and partially offset by a $135.9 million decrease in Compensation due to a decrease in the equity-based amortization charges on our transaction-related awards. The $32.9 million increase in Interest Expense was primarily related to Blackstone’s issuance of senior notes during the third quarter of 2012. These increases were partially offset by a $71.6 million decrease in General, Administrative and Other, which was primarily due to decreases in depreciation and amortization and professional expenses.

Other Income (Loss)

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income (Loss) is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities was $88.0 million for the three months ended September 30, 2013, an increase of $223.9 million compared to $(136.0) million for the three months ended September 30, 2012. The change was principally driven by an increase in the income related to investments in our consolidated CLO vehicles.

Other Income – Net Gains from Fund Investment Activities was $196.1 million for the nine months ended September 30, 2013, a decrease of $204.3 million compared to $400.4 million for the nine months ended September 30, 2012. The change was principally driven by an increase in the prices of debt relating to the consolidated CLO vehicles that resulted in an increase in notes payable and a decrease in unrealized gains.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended September 30, 2013 and 2012 was $57.5 million and $39.2 million, respectively. This resulted in an effective tax rate of 11.1% and 16.6%, respectively, based on our Income Before Provision for Taxes of $518.4 million and $235.7 million, respectively. The decrease in the effective tax rate resulted mainly from the impact of book equity-based compensation that is not deductible for tax purposes.

Blackstone’s Provision for Taxes for the nine months ended September 30, 2013 and 2012 was $164.6 million and $119.3 million, respectively. This resulted in an effective tax rate of 10.5% and 14.4%, respectively, based on our Income Before Provision for Taxes of $1.6 billion and $827.7 million, respectively.

One factor largely contributed to the decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The amount by which the book equity-based compensation expense exceeded the tax deductible equity-based compensation expense decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, which resulted in an increase to the income tax provision of $42.5 million and the effective rate of 2.7% for the nine months ended September 30, 2013.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities are attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

Net Income Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes, excluding the Net Gains (Losses) from Fund Investment Activities, and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the three months ended September 30, 2013 and 2012, the net income before taxes allocated to Blackstone Holdings was 49.2% and 52.8%, respectively. For the nine months ended September 30, 2013 and 2012, the net income before taxes allocated to Blackstone Holdings was 49.5% and 53.6%, respectively. The decreases of 3.6% and 4.1%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following tables present certain operating metrics for the three and nine months ended September 30, 2013 and 2012. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

	Three Months Ended
	September 30, 2013					September 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$36,635,224	$43,635,493	$47,572,465	$48,495,765	$176,338,947	$37,159,452	$38,476,123	$40,161,179	$41,849,767	$157,646,521
Inflows, including Commitments (a)	7,806,126	2,645,417	3,010,936	3,406,274	16,868,753	1,397,242	2,394,593	1,929,379	4,372,127	10,093,341
Outflows, including Distributions (b)	(154,935)	(984,250)	(796,783)	(702,919)	(2,638,887)	—	(46,506)	(221,349)	(374,734)	(642,589)
Realizations (c)	(659,713)	(540,819)	—	(2,381,486)	(3,582,018)	(62,458)	(379,663)	—	(717,535)	(1,159,656)

Net Inflows	6,991,478	1,120,348	2,214,153	321,869	10,647,848	1,334,784	1,968,424	1,708,030	3,279,858	8,291,096
Market Appreciation (Depreciation) (d)	18,404	(39,856)	1,043,116	641,358	1,663,022	11,261	164,739	1,732,332	784,133	2,692,465

Balance, End of Period (e)	$43,645,106	$44,715,985	$50,829,734	$49,458,992	$188,649,817	$38,505,497	$40,609,286	$43,601,541	$45,913,758	$168,630,082

Increase	$7,009,882	$1,080,492	$3,257,269	$963,227	$12,310,870	$1,346,045	$2,133,163	$3,440,362	$4,063,991	$10,983,561
Increase	19%	2%	7%	2%	7%	4%	6%	9%	10%	7%

	Nine Months Ended
	September 30, 2013					September 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753
Inflows, including Commitments (a)	9,081,365	6,212,742	6,932,613	11,944,271	34,170,991	2,195,722	10,786,538	4,594,192	17,850,096	35,426,548
Outflows, including Distributions (b)	(154,935)	(1,096,455)	(2,249,226)	(1,556,898)	(5,057,514)	—	(113,988)	(1,347,517)	(872,010)	(2,333,515)
Realizations (c)	(2,329,967)	(2,204,435)	—	(7,446,963)	(11,981,365)	(938,933)	(1,437,304)	—	(2,282,238)	(4,658,475)

Net Inflows	6,596,463	2,911,852	4,683,387	2,940,410	17,132,112	1,256,789	9,235,246	3,246,675	14,695,848	28,434,558
Market Appreciation (Depreciation) (d)	(1,524)	(127,206)	2,667,556	1,098,439	3,637,265	10,917	137,500	2,535,230	755,124	3,438,771

Balance, End of Period (e)	$43,645,106	$44,715,985	$50,829,734	$49,458,992	$188,649,817	$38,505,497	$40,609,286	$43,601,541	$45,913,758	$168,630,082

Increase	$6,594,939	$2,784,646	$7,350,943	$4,038,849	$20,769,377	$1,267,706	$9,372,746	$5,781,905	$15,450,972	$31,873,329
Increase	18%	7%	17%	9%	12%	3%	30%	15%	51%	23%

	Three Months Ended
	September 30, 2013					September 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$53,287,294	$63,919,906	$50,128,028	$62,236,513	$229,571,741	$46,633,552	$50,225,950	$42,888,946	$50,519,383	$190,267,831
Inflows, including Commitments (a)	10,450,621	4,030,048	2,780,140	3,397,214	20,658,023	1,653,995	2,312,991	1,766,927	4,103,430	9,837,343
Outflows, including Distributions (b)	(177,018)	(98,639)	(831,496)	(792,022)	(1,899,175)	(42,478)	(136,707)	(242,582)	(388,485)	(810,252)
Realizations (c)	(2,485,012)	(1,656,685)	—	(2,598,670)	(6,740,367)	(286,248)	(676,071)	—	(810,472)	(1,772,791)

Net Inflows	7,788,591	2,274,724	1,948,644	6,522	12,018,481	1,325,269	1,500,213	1,524,345	2,904,473	7,254,300
Market Appreciation (d)	1,543,928	2,769,825	1,085,502	1,075,411	6,474,666	2,263,491	1,819,860	1,805,327	1,140,763	7,029,441

Balance, End of Period (e)	$62,619,813	$68,964,455	$53,162,174	$63,318,446	$248,064,888	$50,222,312	$53,546,023	$46,218,618	$54,564,619	$204,551,572

Increase	$9,332,519	$5,044,549	$3,034,146	$1,081,933	$18,493,147	$3,588,760	$3,320,073	$3,329,672	$4,045,236	$14,283,741
Increase	18%	8%	6%	2%	8%	8%	7%	8%	8%	8%

	Nine Months Ended
	September 30, 2013					September 30, 2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Assets Under Management
Balance, Beginning of Period	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504
Inflows, including Commitments (a)	11,958,460	10,052,455	6,639,376	14,641,738	43,292,029	3,591,929	9,004,235	4,463,517	19,919,596	36,979,277
Outflows, including Distributions (b)	(586,429)	(675,665)	(2,404,941)	(1,729,944)	(5,396,979)	(45,214)	(222,463)	(1,442,993)	(1,457,131)	(3,167,801)
Realizations (c)	(6,094,321)	(4,921,907)	—	(8,353,184)	(19,369,412)	(1,503,656)	(2,137,295)	—	(2,403,963)	(6,044,914)

Net Inflows	5,277,710	4,454,883	4,234,435	4,558,610	18,525,638	2,043,059	6,644,477	3,020,524	16,058,502	27,766,562
Market Appreciation (d)	6,339,130	7,813,927	2,835,234	2,330,999	19,319,290	2,315,580	4,048,877	2,663,326	1,528,723	10,556,506

Balance, End of Period (e)	$62,619,813	$68,964,455	$53,162,174	$63,318,446	$248,064,888	$50,222,312	$53,546,023	$46,218,618	$54,564,619	$204,551,572

Increase	$11,616,840	$12,268,810	$7,069,669	$6,889,609	$37,844,928	$4,358,639	$10,693,354	$5,683,850	$17,587,225	$38,323,068
Increase	23%	22%	15%	12%	18%	10%	25%	14%	48%	23%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets and capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of September 30, 2013 included $279.4 million and $308.9 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $188.6 billion at September 30, 2013, an increase of $12.3 billion, or 7%, compared to $176.3 billion at June 30, 2013. The net increase was due to:

•

Inflows of $16.9 billion related to (a) $7.8 billion in our Private Equity segment primarily due to the acquisition of Strategic Partners as well as additional capital raised for our Tactical Opportunities investment vehicles, (b) $3.4 billion in our Credit segment primarily from capital raised across our long only platform and launching two new CLOs, (c) $3.0 billion in our Hedge Fund Solutions segment mainly related to the launch of BAAM’s first alternative investment-focused mutual fund and growth in its customized and commingled products, and (d) $2.6 billion in our Real Estate segment primarily related to an initial closing of our latest European fund, an additional closing of our first Asia fund and co-investment capital raised.

•

Market appreciation of $1.7 billion principally due to solid returns from the BAAM Principal Solutions funds in our Hedge Fund Solutions segment and steady appreciation in certain credit-focused funds in our Credit segment.

Offsetting these increases were:

•

Realizations of $3.6 billion driven by (a) $2.4 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their reinvestment periods, (b) $659.7 million in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital, and (c) $540.8 million in our Real Estate segment primarily due to realizations from various investments across the segment.

•

Outflows of $2.6 billion primarily attributable to (a) $984.3 million in our Real Estate segment primarily due to the end of BREP Europe III’s investment period, (b) $796.8 million in our Hedge Fund Solutions segment due to the liquidity needs of limited partners, and (c) $702.9 million in our Credit segment primarily from our long only platform.

BAAM had net inflows of $479.9 million from October 1 through November 1, 2013.

Fee-Earning Assets Under Management were $188.6 billion at September 30, 2013, an increase of $20.8 billion, or 12%, compared to $167.9 billion at December 31, 2012. The net increase was due to:

•

Inflows of $34.2 billion related to (a) $11.9 billion in our Credit segment driven principally from capital raised across our long only platform, new CLO launches and capital invested in our carry funds, (b) $9.1 billion in our Private Equity segment primarily due to the acquisition of Strategic Partners as well as additional capital raised for our Tactical Opportunities investment vehicles, (c) $6.9 billion in our Hedge Fund Solutions segment mainly related to growth in its customized products, the launch of BAAM’s first alternative investment-focused mutual fund and growth in commingled products, and (d) $6.2 billion in our Real Estate segment primarily related to an initial closing of our latest European fund, closings of our first Asia fund, the completion of a secondary offering by Blackstone Mortgage Trust (“BXMT”) and co-investment capital raised.

•

Market appreciation of $3.6 billion principally due to solid returns from the BAAM Principal Solutions funds in our Hedge Fund Solutions segment and steady appreciation in certain credit-focused funds in our Credit segment.

Offsetting these increases were:

•

Realizations of $12.0 billion driven by (a) $7.4 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds, (b) $2.3 billion in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital, and (c) $2.2 billion in our Real Estate segment primarily due to realizations from various investments across the segment.

•

Outflows of $5.1 billion primarily attributable to (a) $2.2 billion in our Hedge Fund Solutions segment due to the liquidity needs of limited partners, (b) $1.6 billion in our Credit segment primarily from our long only platform, and (c) $1.1 billion in our Real Estate segment primarily due to the end of BREP Europe III’s investment period.

Assets Under Management

Assets Under Management were $248.1 billion at September 30, 2013, an increase of $18.5 billion, or 8%, compared to $229.6 billion at June 30, 2013. The net increase was due to:

•

Inflows of $20.7 billion related to (a) $10.5 billion in our Private Equity segment due primarily to the acquisition of Strategic Partners as well as additional capital raised for our Tactical Opportunities investment vehicles, (b) $4.0 billion in our Real Estate segment attributable to an initial closing on our latest European fund, closings of BREDS II and our first Asia funds and co-investment capital raised, (c) $3.4 billion in our Credit segment primarily from capital raised across our long only platform and new fund launches, and (d) $2.8 billion in our Hedge Fund Solutions segment primarily from the launch of BAAM’s alternative investment-focused mutual fund and growth from its customized and commingled products.

•

Market appreciation of $6.5 billion due to (a) $2.8 billion in our Real Estate segment primarily from our real estate carry funds as a result of strong operating fundamentals across all sectors of the portfolio, (b) $1.5 billion in our Private Equity segment due to performance of our BCP V and BCP IV funds, (c) $1.1 billion in our Hedge Fund Solutions segment driven by solid returns from the BAAM Principal Solutions funds, and (d) $1.1 billion in our Credit segment from steady appreciation in our carry funds and in certain credit-focused funds across our long only platform.

Offsetting these increases were:

•

Realizations of $6.7 billion driven by (a) $2.6 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods, (b) $2.5 billion in our Private Equity segment due to opportunistic disposition activity through credit markets, public markets and strategic sales, and (c) $1.7 billion in our Real Estate segment primarily due to realizations from various investments across the segment.

•

Outflows of $1.9 billion primarily attributable to (a) $831.5 million in our Hedge Fund Solutions segment due to the liquidity needs of limited partners, and (b) $792.0 million in our Credit segment primarily from our long only platform.

Assets Under Management were $248.1 billion at September 30, 2013, an increase of $37.8 billion, or 18%, compared to $210.2 billion at December 31, 2012. The net increase was due to:

•

Inflows of $43.3 billion primarily related to (a) $14.6 billion in our Credit segment primarily from capital raised across our long only platform, new CLO launches, new fund launches and additional commitments to our second rescue lending fund, (b) $12.0 billion in our Private Equity segment primarily related to the acquisition of Strategic Partners as well as fundraising for our Tactical Opportunities investment vehicles, (c) $10.1 billion in our Real Estate segment attributable to an initial closing on our latest European fund, closings of BREDS II and our first Asia funds, the completion of a secondary offering by Blackstone Mortgage Trust and co-investment capital raised, and (d) $6.6 billion in our Hedge Fund Solutions segment which was primarily from BAAM’s customized products, the launch of its alternative investment-focused mutual fund and its commingled products.

•

Market appreciation of $19.3 billion due to (a) $7.8 billion in our Real Estate segment primarily from our real estate carry funds as a result of strong operating fundamentals across all sectors of the portfolio, (b) $6.3 billion in our Private Equity segment due to appreciation of our publicly traded holdings and private investments in the hospitality/leisure sector, (c) $2.8 billion in our Hedge Fund

Solutions segment due to solid returns from the BAAM Principal Solutions funds, and (d) $2.3 billion in our Credit segment due to steady appreciation in our carry funds, hedge funds and certain credit-focused funds across our long only platform.

Offsetting these increases were:

•

Realizations of $19.4 billion driven by (a) $8.4 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds, (b) $6.1 billion in our Private Equity segment due to opportunistic disposition activity through credit markets, public markets and strategic sales, and (c) $4.9 billion in our Real Estate segment primarily due to the same reasons noted in Fee-Earning Assets Under Management.

•

Outflows of $5.4 billion primarily attributable to (a) $2.4 billion in our Hedge Fund Solutions segment due to the liquidity needs of limited partners, (b) $1.7 billion in our Credit segment primarily from our long only platform, and (c) $675.7 million in our Real Estate segment primarily due to the termination of the investment period of certain BREDS drawdown funds and redemptions within the debt strategies hedge funds.

Limited Partner Capital Invested

The following table presents the limited partner capital invested during the respective periods:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$524,320	1,015,605	(491,285)	-48%	1,550,597	1,761,548	(210,951)	-12%
Real Estate	2,365,224	1,342,811	1,022,413	76%	5,754,667	4,341,474	1,413,193	33%
Hedge Fund Solutions	248,422	196,180	52,242	27%	422,594	200,841	221,753	110%
Credit	240,101	530,845	(290,744)	-55%	1,069,076	1,904,634	(835,558)	-44%

Total	$3,378,067	$3,085,441	$292,626	9%	$8,796,934	$8,208,497	$588,437	7%

Limited Partner Capital Invested was $3.4 billion for the three months ended September 30, 2013, an increase of $292.6 million, or 9%, from $3.1 billion for the three months ended September 30, 2012. Limited Partner Capital Invested was $8.8 billion for the nine months ended September 30, 2013, an increase of $588.4 million, or 7%, compared to $8.2 billion for the nine months ended September 30, 2012. The trend in Limited Partner Capital Invested is a result of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments. Our Private Equity segment is deploying capital at a slower rate to that of 2012 as current market conditions are limiting opportunities that fit into the segment’s investment objectives. Our Real Estate segment is deploying capital at a faster rate to that of 2012. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform. In our Credit segment, capital deployed for the nine months ended September 30, 2013 was lower compared to the nine months ended September 30, 2012 due to a more challenging investment environment.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of September 30, 2013 and 2012. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies – Contingencies –

Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	September 30,
	2013	2012
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$506	$551
BCP VI Carried Interest	15	8
BEP Carried Interest	62	30
Tactical Opportunities Carried Interest	5	2
Strategic Partners V Carried Interest	1	—

Total Private Equity (a)	589	591

Real Estate
BREP V Carried Interest	616	434
BREP VI Carried Interest	857	590
BREP VII Carried Interest	248	44
BREP Int’l I Carried Interest	2	3
BREP EU III Carried Interest	128	66
BREDS Carried Interest	21	19
BREDS Incentive Fees	2	5
Asia Platform Incentive Fees	16	28

Total Real Estate (a)	1,890	1,189

Hedge Fund Solutions
Incentive Fees	75	42

Total Hedge Fund Solutions	75	42

Credit
Carried Interest	143	142
Incentive Fees	72	85

Total Credit	215	227

Total Blackstone
Carried Interest	2,604	1,889
Incentive Fees	165	160

Net Accrued Performance Fees	$2,769	$2,049

(a)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2013:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (d)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public (c)	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	236,534	0.8x	12%	2,594,278	1.4x	2,830,812	1.3x	8%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	239,535	4,923,637	2.1x	39%	15,921,587	3.1x	20,845,224	2.8x	50%	37%
BCP V (Dec 2005 / Jan 2011)	21,035,590	1,547,819	20,733,168	1.4x	31%	6,393,995	1.3x	27,127,163	1.4x	4%	5%
BCP VI (Jan 2011 / Jan 2017)	15,174,607	10,693,266	4,208,180	1.2x	21%	376,709	1.7x	4,584,889	1.3x	45%	8%
BEP (Aug 2011 / Aug 2017)	2,429,415	1,497,114	1,027,967	2.2x	48%	208,415	1.4x	1,236,382	2.0x	19%	57%

Total Core Private Equity	53,737,683	14,177,032	31,129,486	1.4x	31%	39,678,229	2.2x	70,807,715	1.8x	21%	15%

Tactical Opportunities	3,523,679	2,882,867	731,033	1.1x	7%	110,534	1.1x	841,567	1.1x	18%	13%
Strategic Partners	12,467,267	2,651,187	6,441,264	1.4x	N/M	8,836,356	1.4x	15,277,620	1.4x	N/A	14%
Other Funds and Co-Invest (e)	1,130,264	149,421	449,991	0.6x	60%	20,890	1.0x	470,881	0.6x	N/M	N/M

Total Private Equity	$70,858,893	$19,860,507	$38,751,774	1.4x	31%	$48,646,009	2.0x	$87,397,783	1.7x	21%	15%

Real Estate Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,324,589	0.9x	—	3,019,302	2.4x	4,343,891	1.6x	72%	14%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,946	7,916,980	1.8x	—	2,415,921	1.7x	10,332,901	1.8x	41%	10%
BREP VI (Feb 2007 / Aug 2011)	11,056,740	679,208	16,124,116	1.7x	1%	2,996,023	2.1x	19,120,139	1.8x	32%	11%
BREP VII (Aug 2011 / Feb 2017)	13,403,431	7,144,655	8,700,115	1.4x	—	1,427,799	1.6x	10,127,914	1.4x	44%	30%

Total Global Real Estate Funds	35,439,913	8,067,809	34,067,961	1.6x	1%	17,388,689	2.1x	51,456,650	1.7x	28%	16%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€104,405	1.2x	—	€1,235,480	2.2x	€1,339,885	2.0x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	80,575	1,271,454	1.1x	—	198,004	1.2x	1,469,458	1.1x	3%	—
BREP Europe III (Jun 2008 / Dec 2013)	3,203,646	676,744	3,673,034	1.4x	—	179,011	1.4x	3,852,045	1.4x	20%	17%

Total Euro Real Estate Funds	€5,655,772	€757,319	€5,048,893	1.3x	—	€1,612,495	1.9x	€6,661,388	1.4x	24%	9%

BREP Co-Investment (f)	5,160,715	—	7,167,351	1.5x	—	683,569	1.5x	7,850,920	1.5x	12%	13%
BREP Asia (Jun 2013 / Dec 2017)	1,447,326	1,215,732	275,332	1.1x	—	—	N/A	275,332	1.1x	N/A	207%

Total Real Estate	$49,179,915	$10,308,193	$48,289,209	1.5x	0%	$20,107,182	2.1x	$68,396,391	1.6x	27%	15%

BREDS I	$2,838,485	$482,622	$2,085,338	1.4x	—	$2,161,553	1.3x	$4,246,891	1.3x	17%	13%
BREDS II	3,332,777	2,691,799	655,406	1.0x	—	—	N/A	655,406	1.0x	N/A	N/M

Total BREDS (g)	$6,171,262	$3,174,421	$2,740,744	N/M	—	$2,161,553	N/M	$4,902,297	N/M	N/M	N/M

Credit (h)
Mezzanine	$6,120,000	$3,067,259	$3,043,168	1.3x	—	$3,662,048	1.6x	$6,705,216	1.5x	N/A	19%
Rescue Lending	8,378,143	5,386,524	4,031,530	1.4x	—	1,456,572	1.1x	5,488,102	1.3x	N/A	15%

Total Credit	$14,498,143	$8,453,783	$7,074,698	1.4x	—	$5,118,620	1.4x	$12,193,318	1.4x

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Strategic Partners is excluded from the total percent of unrealized value in public companies due to the nature of the investments made from its funds.
(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2013 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(e)	Returns for Other Funds and Co-Invest are not meaningful as these funds have no or little realizations.
(f)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(g)	Excludes Capital Trust drawdown funds. Returns and MOICs for Total BREDS are not applicable or not meaningful as BREDS II commenced its investment period in May 2013.
(h)	The Total Investments MOIC for Mezzanine and Rescue Lending Funds, excluding recycled capital during the investment period, was 1.9x and 1.5x, respectively.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$95,281	$86,136	$9,145	11%	$268,148	$259,400	$8,748	3%
Transaction and Other Fees, Net	16,052	25,693	(9,641)	-38%	78,853	58,741	20,112	34%
Management Fee Offsets	(2,080)	(767)	(1,313)	-171%	(4,510)	(5,221)	711	14%

Total Management Fees, Net	109,253	111,062	(1,809)	-2%	342,491	312,920	29,571	9%

Performance Fees
Realized
Carried Interest	85,121	31,592	53,529	169%	228,912	64,306	164,606	256%
Unrealized
Carried Interest	(86,300)	128,746	(215,046)	N/M	12,672	74,904	(62,232)	-83%

Total Performance Fees	(1,179)	160,338	(161,517)	N/M	241,584	139,210	102,374	74%

Investment Income
Realized	11,495	7,189	4,306	60%	57,243	14,905	42,338	284%
Unrealized	23,621	43,267	(19,646)	-45%	76,420	31,399	45,021	143%

Total Investment Income	35,116	50,456	(15,340)	-30%	133,663	46,304	87,359	189%
Interest and Dividend Revenue	5,231	3,413	1,818	53%	11,466	8,947	2,519	28%
Other	1,521	1,650	(129)	-8%	2,311	1,997	314	16%

Total Revenues	149,942	326,919	(176,977)	-54%	731,515	509,378	222,137	44%

Expenses
Compensation and Benefits
Compensation	55,800	62,424	(6,624)	-11%	179,750	168,746	11,004	7%
Performance Fee Compensation
Realized
Carried Interest	19,824	1,048	18,776	N/M	36,947	2,172	34,775	N/M
Unrealized
Carried Interest	(36,198)	43,228	(79,426)	N/M	68,532	33,917	34,615	102%

Total Compensation and Benefits	39,426	106,700	(67,274)	-63%	285,229	204,835	80,394	39%
Other Operating Expenses	30,024	30,944	(920)	-3%	91,370	90,346	1,024	1%

Total Expenses	69,450	137,644	(68,194)	-50%	376,599	295,181	81,418	28%

Economic Income	$80,492	$189,275	$(108,783)	-57%	$354,916	$214,197	$140,719	66%

N/M	Not meaningful.

Revenues

Revenues were $149.9 million for the three months ended September 30, 2013, a decrease of $177.0 million compared to $326.9 million for the three months ended September 30, 2012. The decrease in revenues was primarily attributable to decreases in Performance Fees and Investment Income of $161.5 million and $15.3 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $(1.2) million for the three months ended September 30, 2013, a decrease of $161.5 million compared to $160.3 million for the three months ended September 30, 2012, as net returns in our BCP VI and BEP funds were lower than the returns in the comparative period when both funds generated significant appreciation on new investments. Realized performance fees increased $53.5 million from $31.6 million for the three months ended September 30, 2012 to $85.1 million during the third quarter of 2013 principally due to the final disposition of BCP IV’s publicly held investment in TRW Automotive.

Investment Income was $35.1 million for the three months ended September 30, 2013, a decrease of $15.3 million compared to $50.5 million for the three months ended September 30, 2012, despite higher net performance in our BCP V and BCP IV funds as strong returns generated by our BCP VI and BEP funds in the prior period outpaced the current quarter performance. Realized investment income of $11.5 million for the three months ended September 30, 2013 was driven by strategic, public market and capital market transactions. Appreciation of 4.2% during the current quarter across all funds was principally from our private investments in the hospitality/leisure and healthcare sectors.

Revenues were $731.5 million for the nine months ended September 30, 2013, an increase of $222.1 million compared to $509.4 million for the nine months ended September 30, 2012. The increase in revenues was attributable to increases in Performance Fees, Investment Income and Total Management Fees of $102.4 million, $87.4 million and $29.6 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $241.6 million for the nine months ended September 30, 2013, an increase of $102.4 million, compared to $139.2 million for the nine months ended September 30, 2012, principally due to performance in our BCP IV and BEP funds, which had net returns of 12% and 24%, respectively. Realized performance fees drove the entire increase as the funds had significant realization activity including secondary sales from our publicly traded portfolio in TRW, Team Health, TDC and Kosmos.

Investment Income was $133.7 million for the nine months ended September 30, 2013, an increase of $87.4 million, compared to $46.3 million for the nine months ended September 30, 2012, driven by returns across our funds. The portfolio benefited from strong performance of our public holdings, including the successful initial public offerings of Pinnacle Foods during the first quarter of 2013 and SeaWorld during the second quarter of 2013, while our private portfolio benefited from investments in the hospitality/leisure sector.

Total Management Fees were $342.5 million for the nine months ended September 30, 2013, an increase of $29.6 million compared to $312.9 million for the nine months ended September 30, 2012, driven primarily by increases in Transaction and Other Fees and Base Management Fees. Transaction and Other Fees were $78.9 million for the nine months ended September 30, 2013, an increase of $20.1 million compared to $58.7 million for the nine months ended September 30, 2012, principally as a result of one time fees earned from the termination of monitoring fee agreements related to the completion of the Pinnacle Foods and SeaWorld initial public offerings. Base Management Fees were $268.1 million for the nine months ended September 30, 2013, an increase of $8.7 million compared to $259.4 million for the nine months ended September 30, 2012, primarily due to the addition of the Strategic Partners secondary private fund of funds business that closed during the beginning of the current quarter as well as the increase in funds raised for our Tactical Opportunities investment vehicles.

Expenses

Expenses were $69.5 million for the three months ended September 30, 2013, a decrease of $68.2 million, compared to $137.6 million for the three months ended September 30, 2012. The decrease was primarily attributable to decreases of $60.7 million in Performance Fee Compensation and $6.6 million in Compensation. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Compensation decreased primarily due to a decrease in revenues, as a portion of compensation is driven by the performance of the segment.

Expenses were $376.6 million for the nine months ended September 30, 2013, an increase of $81.4 million compared to $295.2 million for the nine months ended September 30, 2012. The increase was primarily attributable to increases of $69.4 million in Performance Fee Compensation and $11.0 million in Compensation. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to an increase in headcount to support the growth of the business.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2013 Inception to Date
	2013		2012		2013		2012		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	9%	7%	9%	8%	15%	12%	7%	7%	66%	50%	50%	37%
BCP V	5%	4%	3%	3%	22%	21%	4%	4%	6%	4%	6%	5%
BCP VI	-1%	-0%	28%	28%	8%	4%	30%	22%	51%	45%	18%	8%
BEP	-4%	-3%	67%	64%	29%	24%	86%	76%	22%	19%	65%	57%
Tactical Opportunities	3%	2%	N/M	N/M	13%	8%	N/M	N/M	20%	18%	19%	13%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.

The core Private Equity segment has three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of September 30, 2013, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is currently below its Carried Interest threshold. BCOM is currently below its Carried Interest threshold but has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of September 30, 2013:

	Gain to Cross Carried Interest Threshold (a)
Funds Out of the Investment Period	Amount	% Change in Total Enterprise Value (b)
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$3,234	7%

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
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2013 vs. 2012		September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$136,721	$135,659	$1,062	1%	$412,067	$411,278	$789	0%
Transaction and Other Fees, Net	19,205	14,937	4,268	29%	47,358	54,500	(7,142)	-13%
Management Fee Offsets	(2,385)	(6,034)	3,649	60%	(15,983)	(20,018)	4,035	20%

Total Management Fees, Net	153,541	144,562	8,979	6%	443,442	445,760	(2,318)	-1%

Performance Fees
Realized
Carried Interest	93,878	51,845	42,033	81%	306,132	74,001	232,131	314%
Incentive Fees	3,737	4,879	(1,142)	-23%	37,931	12,644	25,287	200%
Unrealized
Carried Interest	340,406	207,695	132,711	64%	880,454	573,705	306,749	53%
Incentive Fees	2,481	6,150	(3,669)	-60%	(27,398)	12,538	(39,936)	N/M

Total Performance Fees	440,502	270,569	169,933	63%	1,197,119	672,888	524,231	78%

Investment Income
Realized	928	10,324	(9,396)	-91%	29,039	27,203	1,836	7%
Unrealized	57,656	33,676	23,980	71%	148,595	74,532	74,063	99%

Total Investment Income	58,584	44,000	14,584	33%	177,634	101,735	75,899	75%
Interest and Dividend Revenue	6,060	3,581	2,479	69%	14,754	9,410	5,344	57%
Other	2,113	1,941	172	9%	1,706	642	1,064	166%

Total Revenues	660,800	464,653	196,147	42%	1,834,655	1,230,435	604,220	49%

Expenses
Compensation and Benefits
Compensation	75,346	71,456	3,890	5%	218,597	216,921	1,676	1%
Performance Fee Compensation
Realized
Carried Interest	38,942	19,822	19,120	96%	119,810	27,300	92,510	339%
Incentive Fees	1,919	2,570	(651)	-25%	19,376	6,443	12,933	201%
Unrealized
Carried Interest	99,323	47,940	51,383	107%	266,984	133,892	133,092	99%
Incentive Fees	615	2,876	(2,261)	-79%	(14,680)	6,015	(20,695)	N/M

Total Compensation and Benefits	216,145	144,664	71,481	49%	610,087	390,571	219,516	56%
Other Operating Expenses	30,614	31,284	(670)	-2%	86,693	86,768	(75)	-0%

Total Expenses	246,759	175,948	70,811	40%	696,780	477,339	219,441	46%

Economic Income	$414,041	$288,705	$125,336	43%	$1,137,875	$753,096	$384,779	51%

N/M	Not meaningful.

Revenues

Revenues were $660.8 million for the three months ended September 30, 2013, an increase of $196.1 million compared to $464.7 million for the three months ended September 30, 2012. The increase in revenues was primarily attributable to increases of $169.9 million in Performance Fees, $14.6 million in Investment Income and $9.0 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $440.5 million for the three months ended September 30, 2013, an increase of $169.9 million compared to $270.6 million for the three months ended September 30, 2012. Performance Fees continued to benefit from the strong performance of our Real Estate carry funds and were primarily driven by BREP V, VI and VII. For the three months ended September 30, 2013, the carrying value of assets for Blackstone’s contributed BREP funds, including fee-paying co-investments, increased 5.8% driven by strong operating fundamentals across all sectors of the portfolio. Our BREDS drawdown and real estate hedge funds appreciated 3.2% and 2.5%, respectively.

Investment Income was $58.6 million for the three months ended September 30, 2013, an increase of $14.6 million compared to $44.0 million for the three months ended September 30, 2012. The increase in Investment Income was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Total Management Fees were $153.5 million for the three months ended September 30, 2013, an increase of $9.0 million compared to $144.6 million for the three months ended September 30, 2012, driven primarily by an increase in Transaction and Other Fees and a decrease in Management Fee Offsets. Transaction and Other Fees were $19.2 million for the three months ended September 30, 2013, an increase of $4.3 million compared to $14.9 million for the three months ended September 30, 2012. The increase in Transaction and Other Fees was primarily related to an increase in the volume of completed transactions. Management Fee Offsets represent reductions of management fees payable by our limited partners in BREP VII based on the amount they reimbursed Blackstone for placement fees.

Revenues were $1.8 billion for the nine months ended September 30, 2013, an increase of $604.2 million compared to $1.2 billion for the nine months ended September 30, 2012. The increase in revenues was primarily attributable to an increase of $524.2 million in Performance Fees as well as a $75.9 million increase in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $1.2 billion for the nine months ended September 30, 2013, an increase of $524.2 million compared to $672.9 million for the nine months ended September 30, 2012. Performance Fees continued to benefit from the strong performance of our BREP carry funds and were primarily driven by BREP V, VI, VII and BREP Europe III. For the nine months ended September 30, 2013, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 17.9% driven by strong operating fundamentals across all sectors of the portfolio. Our BREDS drawdown and real estate hedge funds appreciated 8.4% and 7.3%, respectively.

Investment Income was $177.6 million for the nine months ended September 30, 2013, an increase of $75.9 million compared to $101.7 million for the nine months ended September 30, 2012. The increase in Investment Income was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Expenses

Expenses were $246.8 million for the three months ended September 30, 2013, an increase of $70.8 million, compared to $175.9 million for the three months ended September 30, 2012. The increase was primarily attributable to a $67.6 million increase in Performance Fee Compensation as a result of the increase in Performance Fees Revenue.

Expenses were $696.8 million for the nine months ended September 30, 2013, an increase of $219.4 million, compared to $477.3 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in Performance Fee Compensation of $217.8 million as a result of the increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2013
	September 30,				September 30,				Inception to Date
	2013		2012		2013		2012		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	—	—	2%	1%	—	—	14%	10%	35%	25%	33%	23%
BREP IV	3%	2%	0%	0%	15%	11%	7%	4%	106%	72%	24%	14%
BREP V	5%	4%	5%	4%	14%	11%	15%	12%	64%	41%	13%	10%
BREP International II (b)	4%	3%	-1%	-1%	14%	13%	-3%	-4%	8%	3%	1%	-0%
BREP VI	6%	5%	4%	3%	19%	15%	11%	8%	42%	32%	15%	11%
BREP Europe III (b)	5%	4%	5%	3%	16%	12%	16%	11%	33%	20%	33%	17%
BREP VII	8%	6%	10%	7%	30%	21%	42%	25%	66%	44%	45%	30%
BREP Asia	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/A	N/A	344%	207%
BREDS I	3%	2%	5%	4%	11%	9%	15%	12%	20%	17%	17%	13%
BSSF I	3%	2%	7%	5%	9%	7%	17%	13%	N/A	N/A	15%	11%
CMBS	2%	2%	6%	5%	7%	4%	15%	11%	N/A	N/A	17%	12%
BREP Co-Investment (c)	6%	6%	4%	4%	20%	19%	10%	8%	24%	22%	16%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
N/M	Not meaningful.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2013:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€1,009	25%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of September 30, 2013: BREP VII and two funds within BREDS I.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2013 vs. 2012		September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$103,392	$87,334	$16,058	18%	$296,296	$253,433	$42,863	17%
Transaction and Other Fees, Net	295	4	291	N/M	360	161	199	124%
Management Fee Offsets	(1,200)	(382)	(818)	-214%	(2,238)	(1,092)	(1,146)	-105%

Total Management Fees, Net	102,487	86,956	15,531	18%	294,418	252,502	41,916	17%

Performance Fees
Realized
Incentive Fees	5,320	2,637	2,683	102%	32,874	7,110	25,764	362%
Unrealized
Incentive Fees	29,208	36,635	(7,427)	-20%	105,698	48,841	56,857	116%

Total Performance Fees	34,528	39,272	(4,744)	-12%	138,572	55,951	82,621	148%

Investment Income (Loss)
Realized	(598)	637	(1,235)	N/M	13,922	2,069	11,853	573%
Unrealized	6,439	5,199	1,240	24%	(1,702)	9,934	(11,636)	N/M

Total Investment Income	5,841	5,836	5	0%	12,220	12,003	217	2%
Interest and Dividend Revenue	2,523	540	1,983	367%	5,617	1,421	4,196	295%
Other	595	315	280	89%	426	215	211	98%

Total Revenues	145,974	132,919	13,055	10%	451,253	322,092	129,161	40%

Expenses
Compensation and Benefits
Compensation	37,611	28,826	8,785	30%	108,323	91,618	16,705	18%
Performance Fee Compensation
Realized
Incentive Fees	1,954	1,062	892	84%	12,092	2,095	9,997	477%
Unrealized
Incentive Fees	10,177	8,062	2,115	26%	37,679	12,536	25,143	201%

Total Compensation and Benefits	49,742	37,950	11,792	31%	158,094	106,249	51,845	49%
Other Operating Expenses	19,575	12,878	6,697	52%	51,269	41,318	9,951	24%

Total Expenses	69,317	50,828	18,489	36%	209,363	147,567	61,796	42%

Economic Income	$76,657	$82,091	$(5,434)	-7%	$241,890	$174,525	$67,365	39%

N/M	Not meaningful.

Revenues

Revenues were $146.0 million for the three months ended September 30, 2013, an increase of $13.1 million compared to $132.9 million for the three months ended September 30, 2012. The increase in revenues was primarily attributable to an increase of $15.5 million in Total Management Fees partially offset by a decrease of $4.7 million in Performance Fees.

Total Management Fees were $102.5 million for the three months ended September 30, 2013, an increase of $15.5 million compared to $87.0 million for the three months ended September 30, 2012, primarily due to an increase in Base Management Fees. Base Management Fees were $103.4 million for the three months ended September 30, 2013, an increase of $16.1 million compared to $87.3 million for the three months ended September 30, 2012. This increase was driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was from net inflows and market appreciation.

Performance Fees were $34.5 million for the three months ended September 30, 2013, a decrease of $4.7 million compared to $39.3 million for the three months ended September 30, 2012. The decrease was primarily due to lower returns from the BAAM Principal Solutions funds. The net returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 1.7% during the three months ended September 30, 2013.

Revenues were $451.3 million for the nine months ended September 30, 2013, an increase of $129.2 million compared to $322.1 million for the nine months ended September 30, 2012. The increase in revenues was primarily attributable to an increase of $82.6 million in Performance Fees and an increase of $41.9 million in Total Management Fees.

Performance Fees were $138.6 million for the nine months ended September 30, 2013, an increase of $82.6 million compared to $56.0 million for the nine months ended September 30, 2012. This was primarily due to an increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle, and therefore eligible for performance fees. The net returns of the underlying assets for Blackstone’s Hedge Fund Solutions’ funds were 7.4% during the nine months ended September 30, 2013.

Total Management Fees were $294.4 million for the nine months ended September 30, 2013, an increase of $41.9 million compared to $252.5 million for the nine months ended September 30, 2012, primarily due to an increase in Base Management Fees. Base Management Fees were $296.3 million for the nine months ended September 30, 2013, an increase of $42.9 million compared to $253.4 million for the nine months ended September 30, 2012. This was driven by an increase in Fee-Earning Assets Under Management of 17% from the prior year period, which was from net inflows and market appreciation.

Expenses

Expenses were $69.3 million for the three months ended September 30, 2013, an increase of $18.5 million compared to the three months ended September 30, 2012. The increase was primarily attributable to an $8.8 million increase in Compensation and a $6.7 million increase in Other Operating Expenses. Compensation was $37.6 million for the three months ended September 30, 2013, an increase of $8.8 million, compared to $28.8 million for the three months ended September 30, 2012, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses increased $6.7 million to $19.6 million for the three months ended September 30, 2013, compared to $12.9 million for the three months ended September 30, 2012, primarily resulting from increases in interest expense allocated to the segment, professional fees and other expenses.

Expenses were $209.4 million for the nine months ended September 30, 2013, an increase of $61.8 million compared to the nine months ended September 30, 2012. The increase was attributable to a $35.1 million increase in Performance Fee Compensation, a $16.7 million increase in Compensation and a $10.0 million increase in Other Operating Expenses. Performance Fee Compensation was $49.8 million for the nine months ended September 30, 2013, an increase of $35.1 million, compared to $14.6 million for the nine months ended September 30, 2013, due to the increase in Performance Fees Revenue. Compensation was $108.3 million for the nine months ended September 30, 2013, an increase of $16.7 million, compared to $91.6 million for the prior year period, primarily due to an increase in headcount to support the growth of the business. Other Operating Expenses were $51.3 million for the nine months ended September 30, 2013, an increase of $10.0 million, compared to $41.3 million for the nine months ended September 30, 2012, primarily resulting from increases in interest expense allocated to the segment, professional fees and other expenses.

Operating Metrics

The following table presents information regarding our Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of September 30,		As of September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
BAAM Managed Funds (b)	$27,365,773	$24,063,577	97%	77%

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at September 30, 2013 the incremental appreciation needed for the 3% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $37.5 million, a decrease of $324.3 million, or 89.6%, compared to $361.8 million at September 30, 2012. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of September 30, 2013, 70% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2013
	2013		2012		2013		2012		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	2%	2%	4%	3%	8%	7%	7%	6%	11%	10%	7%	6%	6%	5%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite, formerly known as BAAM’s Core Funds Composite, covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$101,900	$88,959	$12,941	15%	$295,204	$250,827	$44,377	18%
Transaction and Other Fees, Net	7,058	4,486	2,572	57%	20,434	19,395	1,039	5%
Management Fee Offsets	(2,606)	(1,271)	(1,335)	-105%	(5,737)	(3,146)	(2,591)	-82%

Total Management Fees, Net	106,352	92,174	14,178	15%	309,901	267,076	42,825	16%

Performance Fees
Realized
Carried Interest	3,655	328	3,327	N/M	125,068	14,947	110,121	737%
Incentive Fees	22,181	4,104	18,077	440%	60,027	8,837	51,190	579%
Unrealized
Carried Interest	35,946	67,024	(31,078)	-46%	30,979	137,942	(106,963)	-78%
Incentive Fees	9,303	61,364	(52,061)	-85%	74,805	93,817	(19,012)	-20%

Total Performance Fees	71,085	132,820	(61,735)	-46%	290,879	255,543	35,336	14%

Investment Income (Loss)
Realized	496	6,697	(6,201)	-93%	4,725	13,018	(8,293)	-64%
Unrealized	(1,042)	(736)	(306)	-42%	4,432	(681)	5,113	N/M

Total Investment Income (Loss)	(546)	5,961	(6,507)	N/M	9,157	12,337	(3,180)	-26%
Interest and Dividend Revenue	5,288	2,673	2,615	98%	13,906	6,850	7,056	103%
Other	(357)	(678)	321	47%	408	(1,703)	2,111	N/M

Total Revenues	181,822	232,950	(51,128)	-22%	624,251	540,103	84,148	16%

Expenses
Compensation and Benefits Compensation	53,250	50,236	3,014	6%	154,712	130,224	24,488	19%
Performance Fee Compensation
Realized
Carried Interest	1,603	1,153	450	39%	68,959	8,388	60,571	722%
Incentive Fees	10,726	825	9,901	N/M	28,653	5,746	22,907	399%
Unrealized
Carried Interest	19,216	37,695	(18,479)	-49%	15,121	82,412	(67,291)	-82%
Incentive Fees	292	33,316	(33,024)	-99%	35,647	28,886	6,761	23%

Total Compensation and Benefits	85,087	123,225	(38,138)	-31%	303,092	255,656	47,436	19%
Other Operating Expenses	23,451	33,527	(10,076)	-30%	67,374	66,372	1,002	2%

Total Expenses	108,538	156,752	(48,214)	-31%	370,466	322,028	48,438	15%

Economic Income	$73,284	$76,198	$(2,914)	-4%	$253,785	$218,075	$35,710	16%

N/M	Not meaningful.

Revenues

Revenues were $181.8 million for the three months ended September 30, 2013, a decrease of $51.1 million compared to the three months ended September 30, 2012. This change was primarily attributable to a $61.7 million decrease in Performance Fees reflecting a slower pace of market appreciation and a $6.5 million decrease in Investment Income, partially offset by a $14.2 million increase in Total Management Fees.

Performance Fees were $71.1 million for the three months ended September 30, 2013, a decrease of $61.7 million compared to $132.8 million for the three months ended September 30, 2012. This change was primarily attributable to a lower rate of appreciation in fund performance. The net returns of Blackstone’s Credit segment funds were 0.9% for the hedge funds, 1.7% for the mezzanine funds and 4.3% for the rescue lending funds for the three months ended September 30, 2013.

Investment Income (Loss) was $(0.5) million for the three months ended September 30, 2013, a decrease of $6.5 million compared to $6.0 million for the three months ended September 30, 2012. The decrease was primarily due to a lower rate of appreciation in investments of which Blackstone owns a share.

Total Management Fees were $106.4 million for the three months ended September 30, 2013, an increase of $14.2 million compared to $92.2 million for the three months ended September 30, 2012. This change was primarily attributable to an increase of $12.9 million in Base Management Fees driven by greater Fee-Earning Assets Under Management resulting from net inflows and new product launches.

Revenues were $624.3 million for the nine months ended September 30, 2013, an increase of $84.1 million compared to $540.1 million for the nine months ended September 30, 2012. This change was primarily attributable to increases of $42.8 million in Total Management Fees and $35.3 million in Performance Fees.

Total Management Fees were $309.9 million for the nine months ended September 30, 2013, an increase of $42.8 million compared to $267.1 million for the nine months ended September 30, 2012. This change was primarily attributable to an increase of $44.4 million in Base Management Fees resulting from the growth in our Fee-Earning Assets Under Management.

Performance Fees were $290.9 million for the nine months ended September 30, 2013, an increase of $35.3 million compared to the prior year period. This change was primarily attributable to a higher rate of appreciation in our funds driven by favorable credit markets and strong underlying company performance in the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 10.6% for the hedge funds, 14.5% for the mezzanine funds and 13.5% for the rescue lending funds for the nine months ended September 30, 2013.

Expenses

Expenses were $108.5 million for the three months ended September 30, 2013, a decrease of $48.2 million compared to $156.8 million for the three months ended September 30, 2012. The decrease in expenses was primarily attributable to a decrease of $41.2 million in Performance Fee Compensation due to the decrease in Performance Fees Revenue and a decrease of $10.1 million in Other Operating Expenses primarily attributable to lower professional fees partially offset by an increase in interest expense allocated to the segment.

Expenses were $370.5 million for the nine months ended September 30, 2013, an increase of $48.4 million compared to $322.0 million for the nine months ended September 30, 2012. The increase in expenses was primarily attributable to increases of $24.5 million in Compensation due to an increase in headcount to support the growth of the business and $22.9 million in Performance Fee Compensation due to the increase in Performance Fees Revenue.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2013
	2013		2012		2013		2012		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	2%	1%	8%	6%	14%	11%	12%	9%	20%	15%	16%	12%	13%	9%	13%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2013 Inception to Date
	2013		2012		2013		2012
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	3%	2%	10%	8%	20%	14%	24%	18%	26%	19%
Rescue Lending Funds (c)	6%	4%	6%	5%	17%	14%	17%	12%	22%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds, as applicable, for the significant mezzanine funds. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of September 30, 2013, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$83,602	$59,951	$23,651	39%	$271,356	$229,169	$42,187	18%
Transaction and Other Fees, Net	196	6	190	N/M	239	253	(14)	-6%

Total Advisory and Transaction Fees	83,798	59,957	23,841	40%	271,595	229,422	42,173	18%

Investment Income (Loss)
Realized	(829)	251	(1,080)	N/M	(741)	755	(1,496)	N/M
Unrealized	1,006	928	78	8%	(871)	1,440	(2,311)	N/M

Total Investment Income (Loss)	177	1,179	(1,002)	-85%	(1,612)	2,195	(3,807)	N/M
Interest and Dividend Revenue	2,437	1,797	640	36%	5,799	5,112	687	13%
Other	836	(751)	1,587	N/M	836	(709)	1,545	N/M

Total Revenues	87,248	62,182	25,066	40%	276,618	236,020	40,598	17%

Expenses
Compensation and Benefits
Compensation	57,491	46,619	10,872	23%	191,570	175,708	15,862	9%
Other Operating Expenses	19,208	18,823	385	2%	60,762	65,211	(4,449)	-7%

Total Expenses	76,699	65,442	11,257	17%	252,332	240,919	11,413	5%

Economic Income (Loss)	$10,549	$(3,260)	$13,809	N/M	$24,286	$(4,899)	$29,185	N/M

N/M	Not meaningful.

Revenues

Revenues were $87.2 million for the three months ended September 30, 2013, an increase of $25.1 million, or 40%, compared to $62.2 million for the three months ended September 30, 2012. The increase in revenues was driven by increases in our restructuring and reorganization and fund placement businesses. The increase in Blackstone’s restructuring and reorganization business was driven by an increase in the number and size of transactions compared to the prior year period. The increase in fees earned by Blackstone’s fund placement business was due primarily to an increase in the number of transactions that closed during the period. Blackstone Advisory Partners’ business increased modestly due to a higher amount of transaction fees recorded relative to the prior year period.

Revenues were $276.6 million for the nine months ended September 30, 2013, an increase of $40.6 million, or 17%, compared to $236.0 million for the nine months ended September 30, 2012. The increase in revenues was driven primarily by increases in Blackstone’s restructuring and reorganization, capital markets and fund placement businesses, partially offset by a decrease in Blackstone Advisory Partners’ business. The increase in Blackstone’s restructuring and reorganization business was primarily driven by an increase in the number and size of transactions compared to the prior year period. Blackstone’s capital markets business was formed in late 2012. During the nine months ended September 30, 2013, Blackstone’s capital markets business acted as underwriter or arranger for thirteen deals. The increase in fees earned by Blackstone’s fund placement business was due primarily to an increase in the number of transactions that closed during the period. Blackstone Advisory Partners experienced a decrease in revenues related to the overall decline in the mergers and acquisitions market.

Expenses

Expenses were $76.7 million for the three months ended September 30, 2013, an increase of $11.3 million, or 17%, compared to $65.4 million for the three months ended September 30, 2012. Compensation increased $10.9 million compared to $46.6 million for the three months ended September 30, 2012, principally due to an overall increase in total fee revenue across the segment. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses were relatively flat compared to the prior year period.

Expenses were $252.3 million for the nine months ended September 30, 2013, an increase of $11.4 million, or 5%, compared to $240.9 million for the nine months ended September 30, 2012. Compensation increased $15.9 million compared to $175.7 million for the nine months ended September 30, 2012, principally due to an overall increase in total fee revenue across the segment. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses decreased $4.4 million over the nine months ended September 30, 2013, principally due to decreases in business development, bad debt and other expenses.

Liquidity and Capital Resources

General

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long-term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, or pay distributions to unitholders.

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

Total assets were $28.0 billion as of September 30, 2013, a decrease of $896.7 million from December 31, 2012. The decrease in total assets was primarily attributable to a $695.9 million decrease in Investments due to the deconsolidation of certain CLO vehicles and partially offset by overall investment appreciation between December 31, 2012 and September 30, 2013. Total liabilities were $15.5 billion as of September 30, 2013, a decrease of $2.2 billion from December 31, 2012. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $2.2 billion resulting from the deconsolidation of certain CLO vehicles and loan repayments.

For the three months ended September 30, 2013, we had Total Fee Related Revenues of $581.0 million and related expenses of $402.4 million, generating Fee Related Earnings of $178.6 million and Distributable Earnings of $312.7 million. For the nine months ended September 30, 2013, we had Total Fee Related Revenues of $1.7 billion and related expenses of $1.2 billion, generating Fee Related Earnings of $484.8 million and Distributable Earnings of $1.0 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. As of September 30, 2013, we had $888.9 million in cash and cash equivalents, $1.1 billion invested in Blackstone’s Treasury Cash Management Strategies, $151.1 million invested in liquid Blackstone Funds, $2.3 billion invested in illiquid Blackstone Funds and $172.1 million in other investments, against $1.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Base Management Fees (a)	$437,294	$398,088	$1,271,715	$1,174,938
Advisory Fees (a)	83,602	59,951	271,356	229,169
Transaction and Other Fees, Net (a)	42,806	45,126	147,244	133,050
Management Fee Offsets (a)	(8,271)	(8,454)	(28,468)	(29,477)
Interest Income and Other Revenue (b)	25,535	27,358	33,336	53,261
Compensation (a)	(279,498)	(259,561)	(852,952)	(783,217)
Other Operating Expenses (a)	(122,872)	(127,456)	(357,468)	(350,015)

Fee Related Earnings	178,596	135,052	484,763	427,709
Net Realized Incentive Fees (b)	16,639	7,163	70,711	14,307
Net Realized Carried Interest (b)	122,285	61,742	434,396	115,394
Net Realized Investment Income (b)	18,164	16,847	108,509	42,522
Taxes and Related Payables (c)	(31,756)	(31,169)	(88,124)	(59,772)
Equity-Based Compensation (d)	8,745	6,813	31,815	21,468

Distributable Earnings	312,673	196,448	1,042,070	561,628
Net Unrealized Incentive Fees (b)	29,908	59,895	94,459	107,759
Net Unrealized Carried Interest (b)	207,711	274,602	573,468	536,330
Net Unrealized Investment Income (b)	81,720	77,708	246,446	110,973
Add Back: Related Payables (e)	16,964	19,912	47,149	30,096
Less: Equity-Based Compensation (d)	(8,745)	(6,813)	(31,815)	(21,468)

Economic Net Income	$640,231	$621,752	$1,971,777	$1,325,318

(a)	Represents the total segment amounts of the respective captions.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Interest Income and Dividend Revenue (a)	$21,539	$12,004	$51,542	$31,740
Other Revenue (a)	4,708	2,477	5,687	442
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	(712)	12,877	(23,893)	21,079

Interest Income and Other Revenue	$25,535	$27,358	$33,336	$53,261

Realized Incentive Fees (a)	31,238	11,620	130,832	28,591
Less: Realized Incentive Fee Compensation (a)	(14,599)	(4,457)	(60,121)	(14,284)

Net Realized Incentive Fees	$16,639	$7,163	$70,711	$14,307

Realized Carried Interest (a)	$182,654	$83,765	$660,112	$153,254
Less: Realized Carried Interest Compensation (a)	(60,369)	(22,023)	(225,716)	(37,860)

Net Realized Carried Interest	$122,285	$61,742	$434,396	$115,394

Realized Investment Income (a)	$11,492	$25,098	$104,188	$57,950
Adjustment Related to Realized Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (c)	6,672	(8,251)	4,321	(15,428)

Net Realized Investment Income	$18,164	$16,847	$108,509	$42,522

Unrealized Incentive Fees (a)	$40,992	$104,149	$153,105	$155,196
Less: Unrealized Incentive Fee Compensation (a)	(11,084)	(44,254)	(58,646)	(47,437)

Net Unrealized Incentive Fees	$29,908	$59,895	$94,459	$107,759

Unrealized Carried Interest (a)	$290,052	$403,465	$924,105	$786,551
Less: Unrealized Carried Interest Compensation (a)	(82,341)	(128,863)	(350,637)	(250,221)

Net Unrealized Carried Interest	$207,711	$274,602	$573,468	$536,330

Unrealized Investment Income (a)	$87,680	$82,334	$226,874	$116,624
Less: Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (b)	712	(12,877)	23,893	(21,079)
Less: Adjustment Related to Realized Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (c)	(6,672)	8,251	(4,321)	15,428

Net Unrealized Investment Income	$81,720	$77,708	$246,446	$110,973

(a)	Represents the total segment amounts of the respective captions.
(b)	Represents the inclusion of Investment Income (Loss) from Blackstone’s Treasury Cash Management Strategies.
(c)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies, which is a component of both Fee Related Earnings and Realized Investment Income (Loss).

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net Income Attributable to The Blackstone Group L.P.	$171,164	$128,824	$549,947	$112,185
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	208,332	183,431	664,556	237,809
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	30,231	(157,607)	48,723	279,970
Net Income Attributable to Redeemable Non- Controlling Interests in Consolidated Entities	51,188	41,854	135,870	78,447

Net Income	460,915	196,502	1,399,096	708,411
Provision for Taxes	57,477	39,237	164,552	119,327

Income Before Provision for Taxes	518,392	235,739	1,563,648	827,738
IPO and Acquisition-Related Charges (a)	190,525	248,179	556,193	762,012
Amortization of Intangibles (b)	27,525	33,338	77,504	123,661
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities (c)	(81,419)	115,753	(184,593)	(358,417)

Economic Income	655,023	633,009	2,012,752	1,354,994
Taxes (d)	(14,792)	(11,257)	(40,975)	(29,676)

Economic Net Income	640,231	621,752	1,971,777	1,325,318
Taxes (d)	14,792	11,257	40,975	29,676
Performance Fee Adjustment (e)	(544,936)	(602,999)	(1,868,154)	(1,123,592)
Investment Income Adjustment (f)	(99,172)	(107,432)	(331,062)	(174,574)
Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (g)	(712)	12,877	(23,893)	21,079
Performance Fee Compensation and Benefits Adjustment (h)	168,393	199,597	695,120	349,802

Fee Related Earnings	178,596	135,052	484,763	427,709
Realized Performance Fees (i)	138,924	68,905	505,107	129,701
Realized Investment Income (j)	11,492	25,098	104,188	57,950
Adjustment Related to Realized Investment Income (Loss) — Blackstone’s Treasury Cash Management Strategies (k)	6,672	(8,251)	4,321	(15,428)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(31,756)	(31,169)	(88,124)	(59,772)
Equity-Based Compensation (m)	8,745	6,813	31,815	21,468

Distributable Earnings	312,673	196,448	1,042,070	561,628
Interest	25,268	18,163	77,297	44,567
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	31,756	31,169	88,124	59,772
Depreciation and Amortization	8,956	8,895	26,715	29,554

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization	$378,653	$254,675	$1,234,206	$695,521

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(k)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2013 consisted of the following:

Fund	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$554,798
BCP V	629,356	71,387
BEP	50,000	40,024
Tactical Opportunities	69,820	56,619
Other (a)	215,221	17,559
Real Estate
BREP VII	300,000	152,777
BREP VI	750,000	45,649
BREP Europe III	100,000	20,688
BREP Europe IV	100,000	100,000
BREP Asia	50,000	38,196
BREDS II	50,000	38,460
CT Opportunity Partners I	25,000	15,381
Other (a)	138,288	11,626
Hedge Fund Solutions
Strategic Alliance II	50,000	16,936
Strategic Alliance	50,000	2,033
Credit
Capital Opportunities Fund II L.P. (“COF II”)	120,000	97,458
GSO Capital Solutions II	125,000	125,000
Blackstone/GSO Capital Solutions	50,000	9,684
Blackstone Credit Liquidity Partners	32,244	3,192
BMezz II	17,692	3,085
Other (a)	32,238	19,560
Other
Treasury	256,535	100,523

Total	$3,931,112	$1,540,635

(a)	Represents capital commitments to a number of other funds in each respective segment.

For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original commitment shown in the table above are for each fund as follows: BCP VI – $250 million, Tactical Opportunities – $11 million, BREP VII – $100 million, BREP VI – $150 million, BREP Europe III – $35 million, BREP Europe IV – $33 million, BREP Asia – $17 million, BREDS II – $17 million and COF II – $110 million. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2013, no units were repurchased. As of September 30, 2013, the amount remaining under this program available for repurchases was $335.8 million.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2013	$96.0	$68.5	$101.6
Balance, December 31, 2012	248.0	142.3	226.4
Nine Months Ended September 30, 2013
Average Daily Balance	169.4	93.8	149.6
Maximum Daily Balance	290.9	271.9	276.6

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2013 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2013 to December 31, 2013	2014–2015	2016–2017	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$17,630	$128,390	$106,104	$179,021	$431,145
Purchase Obligations	6,285	17,090	1,134	—	24,509
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	24,222	193,762	193,762	620,515	1,032,261
Blackstone Operating Entities Loan and Credit Facilities Payable (d)	297	5,040	—	—	5,337
Interest on Blackstone Operating Entities Loan and Credit Facilities Payable (e)	13	26	—	—	39
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	9,859	3,993	—	10,214,357	10,228,209
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	32,860	262,281	262,214	443,290	1,000,645
Blackstone Funds Capital Commitments to Investee Funds (h)	73,444	—	—	—	73,444
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (i)	—	167,977	139,632	974,449	1,282,058
Unrecognized Tax Benefits, Including Interest and Penalties (j)	912	481	—	—	1,393
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (k)	1,540,635	—	—	—	1,540,635

Consolidated Contractual Obligations	1,706,157	779,040	702,846	14,066,632	17,254,675
Blackstone Funds and CLO Vehicles Debt Obligations Payable (f)	(9,859)	(3,993)	—	(10,214,357)	(10,228,209)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (g)	(32,860)	(262,281)	(262,214)	(443,290)	(1,000,645)
Blackstone Funds Capital Commitments to Investee Funds (h)	(73,444)	—	—	—	(73,444)

Blackstone Operating Entities Contractual Obligations	$1,589,994	$512,766	$440,632	$3,408,985	$5,952,377

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2013, we had no outstanding borrowings under our revolver.

(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	Represents borrowings for a capital asset facility.
(e)	Represents interest to be paid over the maturity of the related debt obligation which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2013, at spreads to market rates pursuant to the financing agreements, and range from 1.03% to 1.36%.
(f)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(g)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2013, at spreads to market rates pursuant to the financing agreements, and range from 0.42% to 10.91%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(h)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(i)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(j)	The total represents gross unrecognized tax benefits of $0.6 million and interest and penalties of $0.8 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $33.0 million and interest of $5.1 million; therefore, such amounts are not included in the above contractual obligations table.
(k)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2013.

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

As of September 30, 2013, the clawback obligations were $157.7 million, of which $98.6 million related to Blackstone Holdings and $59.1 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a VIE, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

•	The entity has all of the attributes of an investment company as defined in the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies (“Investment

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

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.75% of committed capital or invested capital during the investment period,

•	0.65% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.35% to 1.00% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to merger, acquisition, restructuring and divestiture activities and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

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

Funds of Hedge Funds — The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, the Partnership may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

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

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee as well as the senior heads of each of Blackstone’s businesses. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 3 to 20 years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the accompanying Condensed Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008 and the acquisition of Strategic Partners in 2013.

The carrying value of goodwill was $1.8 billion as of September 30, 2013 and $1.7 billion as of December 31, 2012. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of September 30, 2013 and December 31, 2012, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of September 30, 2013 and December 31, 2012 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2013 and September 30, 2012, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2013	2012
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	30%	28%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2013 and September 30, 2012, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2013			2012
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$65,099	$861,713	$284,991	$49,556	$1,215,826	$249,826

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total assets under management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2013
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$40,553,752	71%
Real Estate	54,054,837	98%
Hedge Fund Solutions	52,302,553	73%
Credit	31,191,317	44%

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

Investors in all of our carry funds (and certain of our credit-focused funds and funds of hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund; however, if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2013 and September 30, 2012, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2013			2012
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$14,911	$156,000	$36,514	$13,070	$101,621	$33,966

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2013 and September 30, 2012, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2013	2012
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$192	$232

Blackstone’s Treasury Cash Management Strategies consists of a diversified portfolio of liquid assets to meet the liquidity needs of various businesses (the “Treasury Liquidity Portfolio”). This portfolio includes cash, open-ended money market mutual funds, open-ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. If interest rates were to increase by one percentage point, we estimate that our annualized investment income would decrease, offset by an estimated increase in interest income on an annual basis from interest on floating rate assets, as follows:

	September 30,
	2013			2012
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$10,493	(a)	$6,263	$13,810	(a)	$7,042

(a)	As of September 30, 2013 and 2012, this represents 0.5% and 0.7% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2013	2012
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$25,369	$12,143

(a)	As of September 30, 2013 and 2012, this represents 1.2% and 0.6% of the Treasury Liquidity Portfolio, respectively.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. After the conclusion of discovery, the plaintiffs filed an amended complaint in June 2012, in which the plaintiffs sought damages on behalf of public shareholders that tendered their shares in connection with 17 leveraged buyouts. In March 2013, the court denied defendants’ joint motion for summary judgment and all but one individual motion for summary judgment on plaintiffs’ overarching conspiracy claim but narrowed the scope of plaintiffs’ allegations. Consequently, the number of transactions for which plaintiffs are seeking damages has been reduced from 17 to eight transactions. The court has previously dismissed claims against Blackstone with respect to three of these eight transactions because Blackstone was released from any and all claims by the same shareholders in prior litigation. In July 2013, the court denied all but two defendants’ renewed individual motions for summary judgment, and in August 2013, the court granted another defendant’s motion for reconsideration and ordered summary judgment in favor of that defendant (there remain seven defendants, including Blackstone). In July 2013, the court also denied the motion by Blackstone and three other defendants for summary judgment on plaintiffs’ claim of a conspiracy with respect to the Hospital Corporation of America (HCA). On October 21, 2013, plaintiffs filed a motion for class certification, and defendants’ opposition to that motion is due on January 24, 2014. A hearing on plaintiffs’ class certification motion will take place after May 19, 2014.

Blackstone believes that the foregoing suit is totally without merit and intends to defend it vigorously.

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

In February 2011, a three-judge panel of the Second Circuit reversed the District Court’s decision, ruling that the District Court incorrectly found that plaintiffs’ allegations were, if true, immaterial as a matter of law. The Second Circuit disagreed with the District Court, concluding that the complaint “plausibly” alleged that the initial public offering documents omitted material information concerning two of Blackstone funds’ individual investments and inadequately disclosed information relating to market risks to their real estate investments. Because this was a motion to dismiss, in reaching this decision the Second Circuit accepted all of the complaint’s factual allegations as true and drew every reasonable inference in plaintiffs’ favor. The Second Circuit did not consider facts other than those in the plaintiffs’ complaint. On June 28, 2011, defendants filed a petition for writ of certiorari with the United States Supreme Court, which was subsequently denied. On August 8, 2011, defendants filed their answer to the complaint and discovery commenced. The parties completed factual discovery on March 29, 2013 and expert discovery on May 10, 2013. Briefing on defendants’ motion for summary judgment seeking to dismiss the case was completed on June 21, 2013 and oral argument was held on August 14, 2013. On August 14, 2013, the District Court certified a class pursuant to the stipulation of the parties.

On August 28, 2013, the parties executed a settlement agreement and plaintiffs filed a motion for approval of the settlement agreement. On August 30, 2013, the District Court preliminarily approved the settlement agreement and ordered notice of the settlement be sent to class members. The settlement agreement provides for a payment to the class of $85,000,000. The settlement payment was covered by insurance and did not have a material effect on our financial condition or results of operations. The District Court has scheduled a settlement hearing for December 18, 2013, at which time it will determine whether to approve the settlement.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2013, no units were repurchased. As of September 30, 2013, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements —

Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Travelport Limited, which may be considered our affiliate.

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

Date: November 8, 2013

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)