Form 10-K
period 2013-12-31
Blackstone Group L.P.
filed 2014-02-28
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2013 was approximately $11,558.3 million, which includes non-voting common units with a value of approximately $2,086.7 million.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 21, 2014 was 500,887,343. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 21, 2014 was 77,144,845.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds, which are managed by Blackstone.

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

(b)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our CLOs and CDOs during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs and CDOs after the reinvestment period,

(f)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies, and

(g)	the fair value of common stock, preferred stock, convertible debt, or similar instruments issued by our public REIT.

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

“Fee-earning assets under management” refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain real estate debt investment funds and certain of our Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value or par value of assets held, depending on the fee terms of the fund,

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the fair value of assets we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs and CDOs, and

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

Overview

Blackstone is a leading global alternative asset manager and provider of financial advisory services, with Total Assets Under Management of $265.8 billion as of December 31, 2013. As stewards of public funds, we look to drive outstanding results for our investors and clients by deploying capital and ideas to help businesses succeed and grow. Our alternative asset management businesses include investment vehicles focused on private equity, real estate, hedge fund solutions, non-investment grade credit, secondary funds and multi-asset class exposures falling outside of other funds’ mandates. We also provide a wide range of financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory, capital markets and fund placement services.

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

As of December 31, 2013, we had 129 senior managing directors and employed approximately 840 other investment and advisory professionals at our headquarters in New York and in 23 other cities around the world. We believe hiring, training and retaining talented individuals coupled with our rigorous investment process has supported our excellent investment record over many years. This track record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

2013 Highlights

Accelerating Realization Activity

•	More constructive market backdrop has allowed for increasing exit activity for more seasoned investments, with total realizations rising to nearly $30 billion, up from $13 billion in 2012.

•

Active participation in improving equity capital markets, including the successful initial public offerings of SeaWorld Parks & Entertainment, Merlin Entertainments, Pinnacle Foods, Hilton, Extended Stay and Brixmor.

Record Global Investment Pace

•	Our funds, including co-investments, invested or committed $19.6 billion of capital.

•

Global scale and diversity across asset classes allow Blackstone to identify relative value and move capital to the most attractive opportunities. For the first time, nearly half of capital deployed during the year was outside of North America. Real Estate continued its strong pace with $11.6 billion deployed or committed, followed by Private Equity at $5.0 billion.

Continued Double-Digit Total Assets Under Management Growth

•	Double-digit Total Assets Under Management growth across all investing businesses—Private Equity, Real Estate, Hedge Fund Solutions and Credit—due to significant inflows and market appreciation.

•	Gross organic capital inflows of over $50 billion across our businesses, or over $60 billion including acquisitions.

•

Hedge Fund Solutions external gross inflows of $9.1 billion, including inflows from BAAM’s permanent capital vehicle acquiring general partner interests in hedge funds (initial close of $1.1 billion) as well as BAAM’s first alternative investment-focused 1940 Act mutual fund for the retail market.

•	Tactical Opportunities closed on an additional $3.4 billion in the year, bringing total commitments to $5.1 billion.

•	Initial close of $688 million for our latest Strategic Partners secondary fund of funds.

•

In Real Estate, our first Asian real estate fund grew to $3.2 billion, while our fourth European fund reached $5.6 billion in total commitments, both approaching their caps of $5.0 billion and $6.9 billion, respectively. In addition, BREDS II raised $3.3 billion.

•	Credit continued to diversify the platform and launch new products, driving $18.8 billion in gross inflows during the year.

Strategic Acquisitions

•	In August 2013, we completed our acquisition of Strategic Partners Fund Solutions, a secondary private fund of funds business, adding $9.4 billion to Total Assets Under Management.

Industry-Leading Credit Rating

•

On December 11, 2013, S&P upgraded Blackstone’s rating to A+, matching Fitch’s rating, making Blackstone the highest rated alternative asset manager and one of the highest rated global financial services firms.

•	Strong balance sheet with no net debt, $2.1 billion in total cash, corporate treasury and liquid investments, and $1.1 billion undrawn revolver.

Positively Impacting Communities

•

In support of the White House’s Joining Forces initiative, we launched the Blackstone Veterans Hiring Initiative, committing to hire 50,000 veterans across our portfolio of companies over a five year period and hosting our inaugural Veterans Hiring Summit. The Blackstone Charitable Foundation supported this initiative with an announced Request for Proposal for grants targeting organizations that focus on veterans’ employment and business development; 8,000 veterans have been hired since the initiative was announced in April 2013.

•

The Blackstone Charitable Foundation continued to innovate projects and partnered with organizations aimed at accelerating entrepreneurship, job growth and economic activity as part of its $50 million Entrepreneurship Initiative.

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

Private Equity

Our Private Equity segment, established in 1987, is a global business with approximately 200 investment professionals managing $65.7 billion of Total Assets Under Management as of December 31, 2013. We are focused on identifying, managing and creating lasting value for our investors. Our Private Equity segment includes our corporate private equity funds, our Tactical Opportunities business, which pursues a global multi-asset class approach to investing in illiquid assets focused on timely opportunities that fall outside our other alternative fund strategies, as well as Strategic Partners, our secondary private fund of funds business acquired on August 5, 2013. We have raised six general private equity funds as well as two specialized funds focusing on energy and communications-related investments. We are currently investing from our sixth general private equity fund, Blackstone Capital Partners VI (“BCP VI”) and our energy fund, Blackstone Energy Partners (“BEP”), which have fund sizes of $15.2 billion and $2.4 billion, respectively. In addition, we are investing capital for Tactical Opportunities which, as of December 31, 2013, had raised $5.1 billion of capital, and raising capital for our latest Strategic Partners vehicle. From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S. based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (for example, investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. Our existing corporate private equity funds invest primarily in control-oriented, privately negotiated investments and generally utilize leverage in consummating the investments they make. For more information concerning the revenues and fees we derive from our Private Equity segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate

We have become a world leader in real estate investing since launching our first real estate fund in 1994 and, with our approximately 190 investment professionals, manage $79.4 billion of Total Assets Under Management as of December 31, 2013. We have managed or continue to manage seven global opportunistic real estate funds, four European focused opportunistic real estate funds, an Asian focused opportunistic real estate fund, a number of real estate debt investment funds, CDOs, a publicly traded REIT (“BXMT”) and an acquired Asian real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our BREP funds and our real estate debt investment funds as our BREDS funds. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Private Equity segment, including global scope, a significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. For more information concerning the revenues and fees we derive from our Real Estate segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

Our Hedge Fund Solutions group, which is comprised primarily of Blackstone Alternative Asset Management (“BAAM”), was organized in 1990 and manages a broad range of commingled funds of hedge funds and customized vehicles. BAAM’s businesses also include hedge fund seed, long-only, special situations and advisory platforms. BAAM also has launched a public funds platform. Working with our clients over the past 23 years, BAAM has developed into a leading manager of institutional funds of hedge funds with approximately 130 investment professionals managing $55.7 billion of Total Assets Under Management as of December 31, 2013. BAAM’s overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “—Incentive Arrangements / Fee Structure” in this Item 1.

Credit

Our credit business, comprised principally of GSO Capital Partners LP (“GSO”), with $65.0 billion of Total Assets Under Management as of December 31, 2013 and approximately 130 investment professionals, is a leading participant in the leveraged finance markets. The funds we manage or sub-advise include senior credit-focused funds, distressed debt funds, mezzanine funds and general credit-focused funds concentrated in the leveraged finance marketplace. GSO also manages separately managed accounts and registered investment companies including business development companies. These vehicles have investment portfolios comprised of loans and securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with the investments that the credit-focused funds, separately managed accounts or registered investment companies make. GSO manages 55 separate CLOs as of December 31, 2013, focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

Financial Advisory

Our Financial Advisory segment comprises our financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with approximately 260 professionals around the world.

Financial and Strategic Advisory Services (“Blackstone Advisory Partners”). Blackstone Advisory Partners has been an independent provider of creative solutions to institutional clients around the globe on complex strategic initiatives for over 25 years. We focus on a wide range of transaction execution capabilities, such as with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Recent clients include Advance Auto Parts, Aviva plc, Brightpoint, Deutsche Annington, DONG Energy, Georgia-Pacific, J.C. Penney, Los Angeles Dodgers, Noble Group, NYSE Euronext, W.R. Grace and Xerox. The success of Blackstone Advisory Partners has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 22 senior managing directors in Blackstone Advisory Partners have an average of over 20 years of experience each in providing corporate finance and mergers and acquisitions advice. Through Blackstone Advisory Partners, we also provide capital markets services, primarily underwriting securities offerings. Recent transactions in which we have participated include the initial public offerings for Brixmor, Extended Stay and Pinnacle Foods, the initial public offering and secondary offering for SeaWorld Parks & Entertainment, and the initial public offering and debt refinancing for Hilton.

Restructuring and Reorganization Advisory Services (“Restructuring and Reorganization”). Our Restructuring and Reorganization group is one of the leading advisers in both out-of-court restructurings and in-court bankruptcies. Our Restructuring and Reorganization team advises companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This group is particularly active in large, complex and high-profile deals. Recent clients include Ambac Financial Group, BGP Investment, Clearwire,

Dana Gas, Enterprise, J.C. Penney, Kodak creditors, MBIA Corp., Patriot Coal, Travelport and W.R. Grace. Senior-level attention, out-of-court focus, global emphasis and the ability to facilitate prompt, creative resolutions are critical ingredients in our restructuring and reorganization advisory approach. We have one of the most seasoned and experienced restructuring teams in the financial services industry, working on a significant share of the major restructuring assignments in this area. Our five senior managing directors have an average of 22 years of experience each in restructuring assignments and employ the skills we feel are crucial to successful restructuring outcomes.

Fund Placement Services/Park Hill Group. Park Hill Group provides fund placement services for private equity funds, real estate funds, venture capital funds and hedge funds. Park Hill Group primarily provides placement services to unrelated third party sponsored funds. It also assists in raising capital for our own investment funds and provides insights into new alternative asset products and trends. Park Hill Group and our investment funds mutually benefit from the other’s relationships with both limited partners and other fund sponsors.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2013, 2012 and 2011 is set forth in Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading Brazilian alternative asset manager and advisory firm that was founded in 1988. As of December 31, 2013, Pátria’s alternative asset management businesses managed $6.4 billion in assets and include the management of private equity funds ($2.5 billion), real estate funds ($1.2 billion), infrastructure funds ($2.3 billion) and hedge funds ($456.8 million). Pátria has approximately 200 employees and is led by a group of four managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

Pátria is currently investing its fourth private equity fund, which has $1.3 billion of commitments. Pátria’s private equity business primarily targets high-growth industries in Brazil and has successfully built leading companies through its operational focus and platform building approach. Pátria is currently investing its third real estate fund. Its real estate funds have focused primarily on Brazilian real estate development, particularly build-to-suit, sale leaseback and buy-lease transactions. Pátria is also currently pursuing more opportunistic real estate investments within Brazil. Pátria’s infrastructure business is in its third vintage. Its first fund concentrated on renewable energy generation, including early stage projects in Brazil. The second and third infrastructure funds are a joint venture with Promon Engenharia, a leading engineering consultancy firm within Brazil, with a broad mandate for infrastructure and infrastructure-related investments in Brazil and selected other Latin American countries. The firm’s capital management group manages a variety of liquid funds with strategies focused on currency, sovereign debt, credit, interest rates and equities in Brazil. Pátria’s investors are diversified and include Brazilian and international institutional and high-net worth investors.

Pátria’s advisory business focuses on mergers and acquisitions, joint ventures, and strategic partnerships, corporate finance and restructuring for Brazilian and multinational companies. In March 2012, Pátria acquired a 50% stake in Capitale, one of the leading independent power trading companies in Brazil.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds, accounts and other investment vehicles. Each fund, account or other vehicle has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund, account or other vehicle will invest, as well as limitations required by law.

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

Our Strategic Partners secondary private equity investment professionals seek capital appreciation through the purchase of secondary interests in mature, high-quality private equity funds from investors seeking liquidity. After rigorous, highly analytical investment and operational due diligence, the Strategic Partners’ investment professionals will present a proposed transaction to the group’s Investment Committee. The Strategic Partners Investment Committee is made up of senior members of the Strategic Partners team, including all of the group’s Senior Managing Directors. The Investment Committee meets on an ad hoc basis as needed to review transactions. After reviewing the investment team’s Investment Committee Memorandum and discussing the contemplated transaction with the deal team, the Investment Committee decides whether to approve or deny the investment. The investment professionals on the Strategic Partners team are responsible for monitoring each investment once it is made. In addition to members of the investment team, and given the large number of underlying investments, the Strategic Partners Finance team will also track investment valuations pursuant to the group’s valuation policies and procedures.

Real Estate Funds

Our Real Estate investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing, monitoring and exiting investments, as well as pursuing operational improvements and value creation. Our real estate operation has an investment committee similar to that described under “—Private Equity Funds.” After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) will present a proposed transaction at a weekly meeting of the investment committee. The real estate investment committee, which includes Mr. Schwarzman, Mr. James and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making and disposition of each BREP fund investment. The committee also approves significant illiquid investments by the BREDS funds. Additionally, BXMT has an investment risk management committee comprised solely of independent directors, which is responsible for approving certain significant BXMT investments. In addition to members of a deal team and our asset management group responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, senior professionals in the Real Estate segment meet several times each year to review the performance of the funds’ portfolio companies and other investments.

Hedge Fund Solutions

Before deciding to invest in a new hedge fund or with a new hedge fund manager, our Hedge Fund Solutions team conducts extensive due diligence, including an on-site “front office” review of the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the fund’s/manager’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the investment structures and legal documents. Once initial due diligence procedures are completed and the investment and other professionals are satisfied with the results of the review, the team will present the potential investment to the relevant Hedge Fund Solutions’ Investment Committee. The Investment Committees are comprised of relevant senior managing directors and senior investment personnel. The Hedge Fund Solutions’ Executive Committee reviews and approves all investment allocations where there is limited capacity or there are other unusual circumstances. Existing investments are reviewed and monitored on a regular and continuous basis, and J. Tomilson Hill, CEO of Hedge Fund Solutions and Vice Chairman of Blackstone, and other senior members of our Hedge Fund Solutions team meet bi-weekly with Mr. Schwarzman and Mr. James to review the group’s business and affairs.

Credit

Each of our credit-focused funds has an investment committee similar to that described under “—Private Equity Funds.” The investment committees for the credit-focused funds, which typically include Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Mr. Goodman, Mr. Smith III and Mr. Ostrover, meet regularly with Mr. Schwarzman and Mr. James to discuss investment and risk management activities and market conditions.

The investment decisions for the customized credit long-only clients are made by a separate investment committee, which is comprised of the group’s senior managing directors and managing directors. With limited exceptions where the portfolio managers are looking to capitalize on market opportunities, the investment committee approves all assets prior to the initial investment by any investment vehicle in such asset. The investment team is staffed by professionals within research, portfolio management, trading and capital formation to ensure active management of the portfolios and to afford focus on all aspects of our CLOs and registered investment companies. Investment decisions follow a consensus-based approach and require unanimous approval of the investment committee. Industry-focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation. Investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Structure and Operation of Our Investment Vehicles

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high-net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our private equity and private real estate funds are commitment structured funds, except for two of our real estate debt funds which are structured like hedge funds where all of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our Real Estate business also includes a NYSE listed real estate investment trust and a registered closed-end investment company complex, each of which is externally managed by a BREDS-owned adviser. Our credit-focused funds are generally commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Eight credit-focused vehicles that we manage or sub-advise in whole or in part are registered investment companies (including business development companies). The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds, separately managed accounts and other vehicles are generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Blackstone entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the United States Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers. With respect to BXMT, it conducts its operations (i.e., purchasing or otherwise acquiring mortgages and other interests in real estate) so that it is not an “investment company” as defined in Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

In some cases, one or more of our investment advisers, including GSO, BAAM and BREDS advisers, advises or sub-advises funds registered under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all operational and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds and certain credit-focused funds, third party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Mr. Schwarzman and Mr. James in the case of certain of our private equity funds), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it.

Incentive Arrangements / Fee Structure

Management Fees

The investment adviser of each of our carry funds generally receives an annual management fee based upon a percentage of the fund’s capital commitments and/or invested capital during the investment period and the fund’s invested capital or investment fair value after the investment period, except that the investment advisers to certain of our credit-focused carry funds receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds and separately managed accounts that invest in hedge funds, generally receives an annual management fee that is based upon a percentage of the fund’s or account’s net asset value. The investment adviser of each of our CLOs and CDOs typically receives annual management fees based upon a percentage of each fund’s total assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria). The investment adviser of our separately managed accounts typically receives annual management fees typically based upon a percentage of each account’s net asset value or invested capital. The investment adviser of each of our credit-focused registered and non-registered investment companies typically receives annual management fees based upon a percentage of each company’s net asset value or total managed assets. The investment adviser of BXMT receives annual management fees based upon a percentage of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its GAAP net income excluding certain non-cash and other items), subject to certain adjustments. For additional information regarding the management fee rates we receive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition—Management and Advisory Fees”.

The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees we receive from our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. The management fees we receive from our separately managed accounts are generally paid on a regular basis (typically quarterly) and may alternatively be based on invested capital or proportionately increase or decrease based on the net asset value of the separately managed account. In each case the management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on as short as 30 days’ prior notice. The management fees we receive from the registered investment companies we manage are generally paid on a regular basis (typically quarterly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing the investment company will generally be subject to contractual rights the company’s board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our management of an account on as short as 30 days’ prior notice. The management fees we receive from managing BXMT are paid quarterly and proportionately increase or decrease based on, among other things, BXMT’s net proceeds received from equity offerings and accumulated core earnings (subject to certain adjustments).

Incentive Fees

The general partners or similar entities of each of our hedge fund structures receive performance-based allocation fees (“incentive fees”) of generally 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a “high water mark”). In some cases, the investment adviser of each of our funds of hedge funds, separately managed accounts that invest in hedge funds and certain registered investment companies is entitled to an incentive fee generally ranging from zero to 15% of the applicable investment vehicle’s net appreciation per annum, subject to a high water mark and in some cases a preferred return. In addition, for the business development companies we sub-advise, we receive incentive fees of 10% of the vehicle’s net appreciation per annum, subject to a preferred return. The investment adviser of BXMT is entitled to an incentive fee, payable quarterly, in an amount, not less than zero, equal to the product of (a) 20% and (b) the excess of (i) its core earnings for the previous 12-month period over (ii) an amount equal to 7.00% per annum multiplied by the net proceeds received from equity offerings and accumulated core earnings (subject to certain adjustments). Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback.

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

The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-focused funds, real estate debt funds, multi-asset class investment funds and secondary funds of funds are entitled to a carried interest that ranges from 10% to 15% depending on the specific fund. Net realized income or loss is not netted between or among funds.

For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7% to 10%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund (or earlier with respect to our real estate and certain multi-asset class investment funds), as a result of diminished performance of later investments in a carry fund’s life, (a) the general partner receives in excess of 20% (10% to 15% in the case of certain of our credit-focused and real estate debt carry funds, certain of our secondary funds of funds and certain multi-asset class investment funds) of the fund’s net profits over the life of the fund, or (in certain cases) (b) the carry fund has not achieved investment returns that exceed the preferred return threshold, then we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans.

Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2013, if the various carry funds were liquidated at their current carrying value.

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

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the limited partner commitments of any particular fund. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. In many cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time offer to our senior managing directors and employees a part of the funded or unfunded general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.

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

Asset Management. We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. With respect to outside investors, many have increased the amount of commitments they are making to alternative investment funds. However, any increase in the allocation of amounts of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients.

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

For additional information concerning the competitive risks that we face, see “—Item 1A. Risk Factors—Risks Related to Our Asset Management Business—The asset management business is intensely competitive” and “—Risks Related to Our Financial Advisory Business—We face strong competition from other financial advisory firms”.

Employees

As of December 31, 2013, we employed approximately 2,010 people, including our 129 senior managing directors and approximately 840 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.

All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC (other investment advisers are registered in non-U.S. jurisdictions). Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions.

Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our financial and strategic advisory business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Park Hill Group LLC is registered as a broker-dealer with the SEC, is a member of FINRA and is registered as a broker-dealer in numerous states. Park Hill Real Estate Group LLC, which has been registered as a broker-dealer with the SEC, a member of FINRA, and a broker-dealer in numerous states, was merged into Park Hill Group LLC during 2013, and continues to conduct its business as a division of Park Hill Group LLC. Our broker-dealer entities are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entities. State securities regulators also have regulatory or oversight authority over our broker-dealer entities.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including the implementation of a supervisory control system over the securities business, sales practices, conduct of and compensation in connection with public and private securities offerings, use and safekeeping of customers’ funds and securities, maintenance of adequate net capital, record keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of FINRA, Blackstone Advisory Partners L.P. and Park Hill Group LLC are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the capital structure of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances.

Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

The Blackstone Group International Partners LLP and GSO Capital Partners International LLP (“GSO International”) are both authorized and regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom. The U.K. Financial Services and Markets Act 2000, or “FSMA,” and rules promulgated thereunder govern all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Pursuant to the FSMA, certain of our subsidiaries are subject to regulations promulgated and administered by the FCA.

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

The SEC and various self-regulatory organizations have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms.

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

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “Regulatory changes in the United States could adversely affect our business” and “Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in “—Item 1A. Risk Factors—Risks Related to Our Business.”

Available Information

The Blackstone Group L.P. is a Delaware limited partnership that was formed on March 12, 2007.

We file annual, quarterly and current reports and other information with the SEC. These filings are available to the public over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, which had a significant material adverse effect on our investment businesses, particularly our private equity and real estate businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth, and lending. The lack of credit in 2008 and 2009 materially hindered the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impacted our operating results in those periods. While the adverse effects of that period have abated to a significant degree, global financial markets have experienced volatility at various times since, including in response to the May 2013 suggestion that the Federal Reserve could slow the pace of asset purchases in the coming months. As publicly traded equity securities represent a higher proportion of the assets of many of our carry funds than has typically been the case, stock market volatility may have a greater impact on our reported results than in the past. Although credit spreads are inside of historical averages and all-in financing costs are below those prevailing prior to the recession, there is concern that the favorability of market conditions may be dependent on continued monetary policy accommodation from central banks, especially the U.S. Federal Reserve. Additional reductions in the pace of U.S. Federal Reserve asset purchases (i.e., “tapering”) could have unpredictable consequences for credit markets, which may create adverse consequences for deal finance conditions and negatively impact our business. Economic activity and employment in developed economies remain below levels implied by pre-recession trends and financial institutions have not provided debt financing in amounts and on the terms commensurate with what they provided prior to 2008, particularly in Europe. In addition, many emerging economies have recently experienced weakness, tighter credit conditions and a decreased availability of foreign capital. Continued weakness could result in lower returns than we anticipated at the time certain of our investments were made.

Interest rates have been at historically low levels for the last few years. These rates may remain relatively low or rise in the future and a period of sharply rising interest rates could have an adverse impact on our business.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the possibility that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-focused funds. We are unable to predict whether and to what extent economic and market conditions will improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

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

Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change, including any regulatory changes that would limit banks’ ability to provide debt financing, to us relating to the terms of such debt financing with, for example, higher rates, higher equity requirements, and/or more restrictive covenants, particularly in the area of acquisition financings for private equity and real estate transactions, would have a material adverse impact on our business. In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets and/or regulatory changes render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the markets and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

The timing and receipt of carried interest also varies with the life cycle of our carry funds. During periods in which a relatively large portion of our assets under management is attributable to carry funds and investments in their “harvesting” period, our carry funds would make larger distributions than in the fundraising or investment periods that precede harvesting. During periods in which a significant portion of our assets under management is attributable to carry funds that are not in their harvesting periods, we may receive substantially lower carried interest distributions.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, (d) fund capital expenditures, (e) service interest payments on our debt and repay debt, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our initial public offering (“IPO”), our $600 million debt offering in August 2009, our $400 million debt offering in September 2010 and our $650 million debt offering in August 2012, our principal sources of cash are: (a) Fee Related Earnings, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1.1 billion revolving credit facility with a final maturity date of July 13, 2017. Our long-term debt totaled $1.6 billion in borrowings from the 2009, 2010 and 2012 bond issuances and we had no borrowings outstanding against our $1.1 billion revolving credit facility as of December 31, 2013. At the end of 2013, we had $832.0 million in cash, $1.2 billion invested in our Treasury Cash Management Strategies, $114.3 million invested in liquid Blackstone funds, $2.5 billion invested in illiquid Blackstone funds and $201.5 million invested in other investments.

If the global economy and conditions in the financing markets worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and make distributions to our unitholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds, or to make quarterly distributions to our unitholders. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of such Blackstone Holdings Partnership Units and the distributions in respect of these equity interests may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel. Moreover, prior to our IPO, many of our senior managing directors and other senior personnel had interests in each of our underlying businesses which may have entitled to them to a larger amount of cash distributions than they receive in respect of Blackstone Holdings Partnership Units.

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

Our plan, to the extent that market conditions permit, is to grow our investment and financial advisory businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the investment management and financial advisory businesses. Accordingly, we may pursue growth through acquisitions of other investment management or advisory companies, acquisitions of critical business partners or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) combining or integrating operational and management systems and controls, and (d) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our recent and planned business initiatives include offering registered investment products and the creation of investment products open to retail investors. These activities will impose additional compliance burdens on us and could also subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

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

The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.

Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

The most recent legislative proposals provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations. If we were taxed as a U.S. corporation or held all ISPIs through U.S. corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

The Obama administration proposed policies similar to Congress that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration proposed similar changes in its published revenue proposals for 2013 and prior years.

On February 26, 2014, Representative Camp, Chairman of the House Ways and Means Committee, released a discussion draft of proposed legislation that would introduce major changes to the U.S. federal income tax system (the “2014 Camp Proposal”). It would, among other things (a) generally treat publicly traded partnerships (other than those deriving 90 percent of their income from activities relating to mining and natural resources) as taxable corporations for tax years beginning after 2016 and (b) recharacterize a portion of capital gain from certain partnership interests held in connection with the performance of services as ordinary income for tax years beginning after 2014.

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

The Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity level income tax similar to the corporate income tax. Several proposals for reform if enacted could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.

The 2014 Camp Proposal, in addition to the proposed changes discussed above relating to publicly traded partnerships and carried interest, includes proposed provisions for the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The 2014 Camp Proposal includes numerous revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us, including changes to the rules for depreciating or amortizing assets, including goodwill, and changes to rules affecting real estate investment trusts, partnerships and tax-exempt entities. Senator Baucus recently proposed a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. The Baucus proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

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

Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Legislative or regulatory changes could adversely affect us.

Our business is subject to extensive regulation, including periodic examinations, by governmental and self regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients.

In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the 1940 Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, the SEC recently amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of each of our Quarterly Reports on Form 10-Q filed on May 8, 2013, August 8, 2013 and November 8, 2013 as well as Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to conduct our business:

•

The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies determined to be “systemically important” for supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance details a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and is expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve. On July 8, 2013 and September 19, 2013, respectively, the FSOC made its first designations of these non-bank financial companies for Federal Reserve supervision. As expected, we were not among them. In connection with the work of the FSOC, on October 31, 2011, the SEC and the Commodity Futures Trading Commission issued a joint final rule on systemic risk reporting designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This final rule requires large private equity fund advisers, such as Blackstone, to submit reports, on Form PF, focusing primarily on the extent of leverage incurred by their funds’ portfolio companies, the use of bridge financing and their funds’ investments in financial institutions.

•

The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012, kicking off a two-year conformance period. On December 10, 2013, the Federal Reserve and other federal agencies issued the long-awaited final rules implementing the Volcker Rule. Concurrent with the release of such rules, the Federal Reserve issued an order granting an industry-wide one-year extension for all banking entities. As a result, banking entities must have wound down, sold or otherwise conformed their activities, investments and relationships to the requirements of the Volcker Rule by July 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities”. The Federal Reserve may, upon a request by a banking entity, grant up to three separate one-year extensions to the conformance period. In addition, the Dodd-Frank Act includes a special provision to address the difficulty banking entities may experience in conforming investments in a private equity fund that qualifies as an “illiquid fund,” or a fund that as of May 1, 2010 was principally invested in, or was contractually committed to principally invest in, illiquid assets and makes all investments pursuant to, and consistent with, an investment strategy to principally invest in illiquid assets. For such a fund, a banking entity may seek approval for an additional extension of up to five years. While there is substantial uncertainty regarding the availability of extensions and transition period relief, as well as general practical implications under the Volcker Rule, there are likely to be adverse implications on our ability to raise funds from banking organizations as a result of this prohibition.

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

In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member states. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. Compliance with the Basel III standards may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit. See “—Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income.” In the United States, regulations have been proposed by the federal banking agencies, but they remain pending.

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

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or, beginning in July of 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in July of 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

In November 2010, the European Parliament voted to approve the EU Directive on Alternative Investment Fund Managers, which establishes a new EU regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The EU Directive generally applies to managers with a registered office in the EU (or managing an EU-based fund vehicle), but also impacts non EU-based managers, such as our affiliates, that market securities of alternative investment funds in the EU. In general, the EU Directive will have a staged implementation over a period of years beginning in July 2013 for EU-based managers (or EU-based funds) and no later than 2018 for non-EU based managers marketing non-EU-based funds into the EU. As a consequence of the transitional provisions that have been implemented, we have had to comply with certain requirements of the EU Directive in order to market our investment funds into Europe, including compliance with disclosure and transparency guidelines and asset-stripping restrictions (which prohibit distributions to shareholders for 24 months following closing of an acquisition). Blackstone’s compliance with the EU Directive, which can be no later than 2018, will subject it to a number of additional requirements, including rules relating to the remuneration of certain personnel (principally adopting the provisions of the Capital Requirements Directive), certain capital requirements for alternative investment fund managers, leverage oversight for each investment fund, liquidity management, and retention of depositaries for each investment fund. Compliance with the requirements of the EU Directive will impose additional compliance burdens and expense for us and could reduce our operating flexibility and fundraising opportunities.

In Denmark and Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. In Denmark, annual net financing expenses in excess of a threshold amount (Danish krone 21.3 million on a consolidated basis, equal to €2.9 million translated at December 31, 2013) will be limited on the basis of earnings before interest and taxes and/or asset tax values. Further, effective for fiscal years starting July 1, 2012 or later, the rules regarding the use of loss carry forward have been amended. Accordingly loss carry forward for each year can only reduce Danish corporate taxable income in excess of Danish krone 7.5 million (equal to €1.0 million translated at December 31, 2013) by 60% on a consolidated basis. Losses in excess of the 60% threshold may be carried forward to subsequent years, albeit with similar restrictions. According to the German interest stripping rules, interest expenses exceeding the interest income of the same fiscal year may be deducted only up to 30% of the (adjusted) taxable earnings before interest, taxes, depreciation and amortization of the relevant German business (Betrieb) (subject to specific certain exemptions), while any additional non-deductible interest may, if at all, only be claimed in subsequent years. These measures will most likely adversely affect portfolio companies in those countries in which our funds have investments and limit the benefits of additional investments in those countries.

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

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum, in September 2010, we issued $400 million of ten-year senior notes at a rate of 5.875% per annum and in August 2012, we issued $400 million of ten-year senior notes at a rate of 4.75% per annum and $250 million of thirty-year senior notes at a rate of 6.25% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of July 13, 2017. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or by issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, the activities of our portfolio companies and a variety of other litigation claims. For example, we are currently involved in a suit that alleges that we, along with other private equity firms and investment banks, have violated antitrust laws. From time to time we, our funds and our portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see “—Legal Proceedings” below for a discussion of certain proceedings to which we are currently a party.

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

In addition, we will also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. We may face increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

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

In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.

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

Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

•

give rise to an obligation to make mandatory pre-payments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities,

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

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

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

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another,

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity,

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation,

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments,

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance,

•	heightened exposure to corruption risk in non-U.S. markets,

•	political hostility to investments by foreign or private equity investors,

•	less publicly available information in respect of companies in non-U.S. markets,

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms,

•	higher rates of inflation,

•	higher transaction costs,

•	difficulty in enforcing contractual obligations,

•	fewer investor protections,

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

If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds and multi-asset class investment funds), as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% to 15% in the case of certain of our credit-focused and real estate debt carry funds, certain of our secondary funds of funds and certain multi-asset class investment funds) of the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

The governing agreements of all of our investment funds (with the exception of certain of our funds of hedge funds) provide that, subject to certain conditions, third party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund (for example, both of Stephen A. Schwarzman and Hamilton E. James in the case of our private equity funds), then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

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

Certain of our investment funds, especially our credit-focused funds, may invest in business enterprises involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation. In addition, in a recent 2013 federal Circuit Court case, the Court determined that a private equity fund could be liable for ERISA Title IV pension obligations (including withdrawal liability incurred with respect to union multiemployer plans) of its portfolio companies, if such fund is a “trade or business” and the fund’s ownership interest in the portfolio company is significant enough to bring the portfolio company within its “controlled group”. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, the Circuit Court in this case concluded the a private equity fund could be a “trade or business” for ERISA purposes based on certain factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. The Circuit Court case did not conclude whether the fund in question and its portfolio companies were part of the same “controlled group”.

Certain of our fund investments may be concentrated in certain asset types or in a geographic region, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, over 70% of the investments of our real estate funds (based on current fair values) are in office building, hotel and shopping center assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

Investments by our funds in the power and energy industries involve various operational, construction and regulatory risks that could adversely affect our results of operations, liquidity and financial condition.

The development, operation and maintenance of power and energy generation facilities involves many risks, including, as applicable, labor issues, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. In turn, such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.

Our power and energy sector portfolio companies may also face construction risks typical for power generation and related infrastructure businesses. Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, and could prevent completion of construction activities once undertaken. Delays in the completion of any power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.

The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results.

Our businesses that invest in the energy industry also focus on investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including:

•	the use of new technologies, including hydraulic fracturing,

•	reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data for each reservoir,

•

encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, and

•	the volatility of oil and natural gas prices.

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

Our financial advisory business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not predictable and high levels of financial advisory revenue in one quarter are not necessarily predictive of continued high levels of financial advisory revenue in future periods. In addition to the fact that most of our financial advisory engagements are single, non-recurring engagements, we lose clients each year as a result of a client’s decision to retain other financial advisors, the sale, merger or restructuring of a client, a change in a client’s senior management and various other causes. Moreover, in any given year our financial advisory engagements may be limited to a relatively smaller number of clients and an even smaller number of those clients may account for a disproportionate percentage of our financial advisory revenues in any such year. As a result, the adverse impact on our results of operations of one lost engagement or the failure of one transaction or restructuring on which we are advising to be completed could be significant. Revenue volumes in our financial advisory business tend to be affected by economic and capital market conditions, with greater merger activity—and therefore higher revenues in our financial and strategic advisory services business—generally occurring when the economy is growing, and more bankruptcies and restructurings—and therefore higher revenues in our Restructuring and Reorganization Advisory Services business—generally occurring in weak economic periods. Accordingly, our financial advisory revenue can fluctuate up or down considerably depending on economic conditions.

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

We act as an underwriter in securities offerings through Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our financial advisory business. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2013, Blackstone Partners L.L.C., an entity wholly owned by our personnel and others who are limited partners, had 52.9% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Partnership Management and Governance—Conflicts Committee.”

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

The Blackstone Group L.P. is a holding partnership and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. The Blackstone Group L.P. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly owned subsidiaries, to fund any distributions The Blackstone Group L.P. may declare on the common units.

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

As part of the reorganization related to our IPO we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2013, we have $560.7 million of finite-lived intangible assets (in addition to $1.8 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the IPO and other business transactions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 7.4 years as of December 31, 2013. In addition, as part of the reorganization at the time of our IPO, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

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

One of the corporate taxpayers has entered into a tax receivable agreement with our senior managing directors and other pre-IPO owners that provides for the payment by the corporate taxpayer to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and others may continue to be executed, with newly admitted Blackstone senior managing directors and certain others who receive Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. As such, the cash distributions to public common unitholders may vary from holders of Blackstone Holdings Partnership Units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings Partnership Units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings Partnership Units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 500,887,343 voting common units outstanding as of February 21, 2014. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings owned an aggregate of 541,286,627 Blackstone Holdings Partnership Units outstanding as of February 21, 2014. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings Partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these common units under the Securities Act and we have filed registration statements that cover the delivery of common units issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

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

As of February 21, 2014, we had granted 27,899,431 outstanding deferred restricted common units and 24,926,862 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 162,916,667 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 21, 2014. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our

2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

In addition, our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our general partner in its sole discretion without the approval of any limited partners. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to common units. Similarly, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our common units.

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

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2013, we lease our offices in Atlanta, Beijing, Boston, Chicago, Dallas, Dubai, Dublin, Düsseldorf, Frankfurt, Hong Kong, Houston, Istanbul, London, Los Angeles, Menlo Park, Mumbai, Paris, San Francisco, Santa Monica, Seoul, Shanghai, Singapore, Sydney and Tokyo. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “—Item 1A. Risk Factors” above. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, it is possible that an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. After the conclusion of discovery, the plaintiffs filed an amended complaint in June 2012, in which the plaintiffs sought damages on behalf of public shareholders that tendered their shares in connection with 17 leveraged buyouts. In March 2013, the court denied defendants’ joint motion for summary judgment and all but one individual motion for summary judgment on plaintiffs’ overarching conspiracy claim but narrowed the scope of plaintiffs’ allegations. Consequently, the number of transactions for which plaintiffs are seeking damages has been reduced from 17 to eight transactions. The court has previously dismissed claims against Blackstone with respect to three of these eight transactions because Blackstone was released from any and all claims by the same shareholders in prior litigation. In July 2013, the court denied all but two defendants’ renewed individual motions for summary judgment, and in August 2013, the court granted another defendant’s motion for reconsideration and ordered summary judgment in favor of that defendant (there remain seven defendants, including Blackstone). In July 2013, the court also denied the motion by Blackstone and three other defendants for summary judgment on plaintiffs’ claim of a conspiracy with respect to the Hospital Corporation of America (HCA). On October 21, 2013, plaintiffs filed a motion for class certification and defendants filed an opposition to that motion on January 24, 2014. A hearing on plaintiffs’ class certification motion will take place after May 19, 2014. The

Court has directed that new summary judgment motions be filed by August 1, 2014. Any trial of the action is scheduled to begin in early November 2014.

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

On August 28, 2013, the parties executed a settlement agreement and plaintiffs filed a motion for approval of the settlement agreement. On August 30, 2013, the District Court preliminarily approved the settlement agreement and ordered notice of the settlement be sent to class members. The settlement agreement provides for a payment to the class of $85,000,000. The settlement payment was covered by insurance and did not have a material effect on our financial condition or results of operations. On December 18, 2013, the settlement was approved and the Court entered a final judgment dismissing the case. We consider the matter closed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests are traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.” Our common units began trading on the NYSE on June 22, 2007.

The number of holders of record of our common units as of February 21, 2014 was 81. This does not include the number of unitholders that hold common units in “street name” through banks or broker-dealers.

The following table sets forth the high and low intra-day sales prices per common unit, for the periods indicated, as reported by the NYSE and the per unit common unitholder distributions for the indicated fiscal quarters:

	2013			2012
	High	Low	Common Unitholder Distributions (a)	High	Low	Common Unitholder Distributions (a)
First Quarter	$21.09	$15.93	$0.30	$17.25	$14.10	$0.10
Second Quarter	$23.80	$18.76	$0.23	$16.06	$11.13	$0.10
Third Quarter	$25.61	$20.32	$0.23	$15.62	$12.50	$0.10
Fourth Quarter	$31.94	$24.54	$0.58	$15.84	$13.31	$0.42

(a)	Per common unit, presented on a fiscal quarter basis.

Cash Distribution Policy

With respect to fiscal year 2013, we have paid to common unitholders distributions of $0.30, $0.23, $0.23 and $0.58 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $1.34 per common unit. We have also paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.31, $0.28, $0.26 and $0.67 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $1.52 per Blackstone Holdings Partnership Unit.

With respect to fiscal year 2012, we paid distributions of $0.10 per common unit in respect of each of the first three quarters and an additional $0.42 per common unit in respect of the fourth quarter (aggregating $0.72 per common unit for fiscal year 2012). With respect to fiscal year 2012, we paid distributions of $0.10 per unit in respect of each of the first three quarters and an additional distribution of $0.58 per Blackstone Holdings Partnership Unit in respect of the fourth quarter (aggregating $0.88 per Blackstone Holdings Partnership Unit for fiscal year 2012).

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

Because The Blackstone Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Blackstone Holdings held through wholly owned subsidiaries, we fund distributions by The Blackstone Group L.P., if any, in three steps:

•

First, we cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly owned subsidiaries. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro rata based on their partnership interests in Blackstone Holdings (except as set forth in the following paragraph),

•

Second, we cause The Blackstone Group L.P.’s wholly owned subsidiaries to distribute to The Blackstone Group L.P. their share of such distributions, net of the taxes and amounts payable under the tax receivable agreement by such wholly owned subsidiaries, and

•	Third, The Blackstone Group L.P. distributes its net share of such distributions to our common unitholders on a pro rata basis.

Because the wholly owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Note 17. “Related Party Transactions” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data”, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders are expected to be less, on a per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units.

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

Unregistered Sales of Equity Securities

On December 31, 2013, we issued 1,541,199 common units to 17 current or former personnel as partial consideration in connection with the acquisition by us of GSO. The common units were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that the such issuance did not involve any public offering.

Unit Repurchases in the Fourth Quarter of 2013

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2013, no units were repurchased. See “—Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15. Net Income (Loss) Per Common Unit” and “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of financial condition and income data as of and for the five years ended December 31, 2013 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2013 and 2012 and the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2010, 2009 and 2008 and the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,193,985	$2,030,693	$1,811,750	$1,584,748	$1,482,226
Performance Fees	3,544,057	1,593,052	1,182,660	937,834	221,090
Investment Income	800,308	350,194	213,323	561,161	40,604
Interest and Dividend Revenue and Other	74,818	45,502	44,843	35,599	29,779

Total Revenues	6,613,168	4,019,441	3,252,576	3,119,342	1,773,699

Expenses
Compensation and Benefits	3,257,667	2,605,244	2,738,425	3,610,189	3,777,606
General, Administrative and Other	474,442	548,738	566,313	466,358	443,573
Interest Expense	107,973	72,870	57,824	41,229	13,384
Fund Expenses	26,658	33,829	25,507	26,214	7,296

Total Expenses	3,866,740	3,260,681	3,388,069	4,143,990	4,241,859

Other Income
Reversal of Tax Receivable Agreement Liability	20,469	—	197,816	—	—
Net Gains from Fund Investment Activities	381,664	256,145	14,935	501,994	176,694

Total Other Income	402,133	256,145	212,751	501,994	176,694

Income (Loss) Before Provision for Taxes	3,148,561	1,014,905	77,258	(522,654)	(2,291,466)
Provision for Taxes	255,642	185,023	345,711	84,669	99,230

Net Income (Loss)	2,892,919	829,882	(268,453)	(607,323)	(2,390,696)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	183,315	103,598	(24,869)	87,651	131,097
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	198,557	99,959	7,953	343,498	(14,328)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,845	407,727	(83,234)	(668,444)	(1,792,174)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$1,171,202	$218,598	$(168,303)	$(370,028)	$(715,291)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net Income (Loss) Per Common Unit, Basic and Diluted
Common Units, Basic	$2.00	$0.41	$(0.35)	$(1.02)

Common Units, Diluted	$1.98	$0.41	$(0.35)	$(1.02)

Common Units Entitled to Priority Distributions					$(2.46)

Common Units Not Entitled to Priority Distributions					$(3.71)

Distributions Declared (a)	$1.18	$0.52	$0.62	$0.60	$0.90

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal year 2013, we declared a final fourth quarter distribution per common unit of $0.58, which was paid in February 2014.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$29,678,606	$28,931,552	$21,909,129	$18,844,605	$9,409,024
Senior Notes	$1,664,306	$1,670,853	$1,051,705	$1,010,911	$588,624
Total Liabilities (a)	$15,300,935	$17,716,605	$12,656,843	$10,591,248	$2,865,491
Redeemable Non-Controlling Interests in Consolidated Entities	$1,950,442	$1,556,185	$1,091,833	$659,390	$526,311
Partners’ Capital	$12,427,229	$9,658,762	$8,160,453	$7,593,967	$6,017,222

(a)	The increase in total assets and total liabilities from December 31, 2009 to December 31, 2010 was principally due to the acquisition, in our Credit segment, of certain management agreements of certain CLO vehicles which, under accounting principles generally accepted in the United States of America (“GAAP”), are required to be consolidated. The increase in total assets and total liabilities from December 31, 2011 to December 31, 2012 was principally due to the acquisition of Harbourmaster, a leading European leveraged loan manager and adviser and the resultant GAAP required consolidation of certain managed CLO vehicles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds, since we established this business in 1987. We refer to these managed corporate private equity funds collectively as our Blackstone Capital Partners (“BCP”) funds. We also manage the Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), which are multi-asset class investment accounts, and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business acquired on August 5, 2013. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing since launching our first real estate fund in 1994. We have managed or continue to manage seven global opportunistic real estate funds, four European focused opportunistic real estate funds, an Asian focused opportunistic real estate fund, a number of real estate debt investment funds, collateralized debt obligation (“CDO”) vehicles, a publicly traded REIT (“BXMT”) and an acquired Asian real estate platform. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds.

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

•

Financial Advisory. Our Financial Advisory segment serves a diverse and global group of clients with financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and fund placement services for alternative investment funds.

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from financial and strategic advisory, restructuring and reorganization advisory, capital markets services and fund placement services for alternative investment funds. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a carried interest) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved (generally collectively referred to as “Performance Fees”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

World equity and debt markets rose sharply in 2013, driven by signs of sustained economic improvement in developed markets as well as a general slowing of geopolitical tensions. The MSCI All-Country index rose 19.2% in 2013, with developed market indices sharply outperforming those of developing markets.

In the U.S., the S&P 500 index rose 29.6%, closing the year at then-record high levels, supported by improving economic growth, a decline in the stated unemployment rate, and the moderate easing of the divisive political environment that had negatively impacted the prior year. Credit indices rose as well, with the High Yield Index up 7.5% and the Leveraged Loan index rising 6.2%. Benchmark rates rose from historically low levels and high yield spreads narrowed by 120 basis points.

Risk tolerance improved throughout the year despite the Federal Reserve starting to taper its quantitative easing program, which was widely expected. The broad improvement helped drive a significant increase in capital markets activity, with sharp increases in both IPO activity and debt issuance.

Real estate capital markets in the U.S. continue to strengthen, with commercial mortgage backed securities issuance of $86.1 billion, up 78.1% year to date. In Asia, Australian REITs are trading at 11.0% above net tangible asset value, the Japanese TSE REIT Index is up 35.9%, and India’s benchmark index is up 8.1% for the year. In Europe, capitalization rates have compressed approximately 14 basis points year over year. Real estate operating fundamentals continue to improve, driven by a lack of new supply and growth in demand. In the U.S., overall vacancy levels have declined 50 basis points to 14.9% and 30 basis points to 10.4% within the office and retail sectors, respectively for the year. In the U.S. hospitality sector, new construction remains significantly below historical levels and supply/demand fundamentals continue to support RevPAR (“Revenue per Available Room”) growth of 5.4% in 2013. On a national level, home prices have increased 13.4% for 2013.

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

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

Key Financial Measures and Indicators

We manage our business using traditional financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business—Incentive Arrangements / Fee Structure” and “— Critical Accounting Policies, Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees, Net—Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees, advisory fees and management fee reductions and offsets.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital, or in some cases, a fixed fee. Base management fees are recognized based on contractual terms specified in the underlying investment advisory agreements.

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

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Consolidated Statements of Financial Condition. Management fees paid by limited partners to the Blackstone Funds and passed on to Blackstone are not considered affiliate revenues.

Performance Fees—Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback or reversal.

In certain fund structures, specifically in private equity, real estate and certain Hedge Fund Solutions and credit-focused funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

Investment Income (Loss)—Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Interest and Dividend Revenue—Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone.

Other Revenue—Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Expenses

Compensation and Benefits—Compensation—Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

Other Operating Expenses—Other Operating Expenses represents general and administrative expenses including interest expense, occupancy and equipment expenses and other expenses, which consist principally of professional fees, public company costs, travel and related expenses, communications and information services and depreciation and amortization.

Fund Expenses—The expenses of our consolidated Blackstone Funds consist primarily of interest expense, professional fees and other third party expenses.

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

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

Income Taxes

The Blackstone Holdings Partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of the Partnership and the Blackstone Holdings Partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income tax is reflected in the consolidated financial statements.

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

Blackstone uses the flow-through method to account for investment tax credits. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

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

There remains some uncertainty regarding Blackstone’s future taxation levels. Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI”, as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

The most recent legislative proposals provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations.

The Obama administration proposed policies similar to Congress that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration proposed similar changes in its published revenue proposals for 2013 and prior years.

On February 26, 2014, Representative Camp, Chairman of the House Ways and Means Committee, released a discussion draft of proposed legislation that would introduce major changes to the U.S. federal income tax system (the “2014 Camp Proposal”). It would, among other things (a) generally treat publicly traded partnerships (other than those deriving 90 percent of their income from activities relating to mining and natural resources) as taxable corporations for tax years beginning after 2016 and (b) recharacterize a portion of capital gain from certain partnership interests held in connection with the performance of services as ordinary income for tax years beginning after 2014.

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

The Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity level income tax similar to the corporate income tax. Several proposals for reform if enacted could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.

The 2014 Camp Proposal, in addition to the proposed changes discussed above relating to publicly traded partnerships and carried interest, includes proposed provisions for the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The 2014 Camp Proposal includes numerous revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us, including changes to the rules for depreciating or amortizing assets, including goodwill, and changes to rules affecting real estate investment trusts, partnerships and tax-exempt entities. Senator Baucus recently proposed a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. The Baucus proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds we manage. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. EI, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. (See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data”.)

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from EI, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments except for such gains (losses) from Blackstone’s Treasury Cash Management Strategies. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, investment income from Blackstone’s Treasury Cash Management Strategies and interest income, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) other operating expenses. See “—Liquidity and Capital Resources—Sources of Liquidity” below for our discussion of Fee Related Earnings.

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings, which is a measure not prepared under accounting principles generally accepted in the United States of America (a “non-GAAP” measure), is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Liquidity and Capital Resources—Sources of Liquidity” below for our discussion of Distributable Earnings.

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

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure derived from our segment reported results and may be used to assess our ability to service our borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense, (b) Taxes and Related Payables Including Payable Under Tax Receivable Agreement, and (c) Depreciation and Amortization. See “—Liquidity and Capital Resources—Sources of Liquidity” below for our calculation of Adjusted EBITDA.

Summary Walkdown of GAAP to Non-GAAP Financial Metrics

The relationship of our GAAP to non-GAAP financial measures is presented in the summary walkdown below. The summary walkdown shows how each non-GAAP financial measure is related to the other non-GAAP financial measures. This presentation is not meant to be a detailed calculation of each measure, but to show the relationship between the measures. For the calculation of each of these non-GAAP financial measures and a full reconciliation of Income Before Provision for Taxes to Distributable Earnings, please see “—Liquidity and Capital Resources—Sources of Liquidity.”

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

(b)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our CLOs and CDOs during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs and CDOs after the reinvestment period,

(f)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies, and

(g)	the fair value of common stock, preferred stock, convertible debt, or similar instruments issued by our public REIT.

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain real estate debt investment funds and certain of our Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value or par value of assets held, depending on the fee terms of the fund,

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the fair value of assets we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs and CDOs, and

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

Limited Partner Capital Invested. Limited Partner Capital Invested represents the amount of Limited Partner capital commitments which were invested by our carry and drawdown funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in investments of our carry funds on which we receive fees or a Carried Interest allocation or Incentive Fee.

The amount of committed undrawn capital available for investment, including general partner and employee commitments, is known as dry powder and is an indicator of the capital we have available for future investments.

Financial Highlights

The following charts highlight certain financial metrics(a):

Total Segment Revenues and Economic Income
(Dollars in Millions)

Total Segment Revenues = 39% CAGR
$1,792
$724
$3,141
$1,581
$3,284
$1,585
$4,067
$2,041
$6,612
$3,596
49% CAGR
2009
2010
2011
2012
2013
Total Segment Revenues
Economic Income

Distributable Earnings
(Dollars in Millions)

DE = 36% CAGR
$546
$84
$461
$771
$293
$478
$781
$235
$546
$1,124
$424
$700
$1,863
$1,117
$745
91% CAGR
13% CAGR
2009
2010
2011
2012
2013
Net Realization Activity
Fee Related Earnings

Segment Performance Fee and Investment Income Revenues
(Dollars in Millions)

98% CAGR
$274
$1,475
$1,360
$1,880
$4,244
2009
2010
2011
2012
2013

Net Performance Fee Receivable
(Dollars in Millions)

66% CAGR
$749
$1,468
$2,238
$3,400
2010
2011
2012
2013

(a)	Total Segment Revenues and Segment Performance Fee and Investment Income Revenues represent the respective total segment amounts. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. CAGR is the compound annual growth rate. Net Realization Activity represents the sum of Net Realized Incentive Fees, Net Realized Carried Interest, Net Realized Investment Income, Taxes and Related Payables and Equity-Based Compensation. For the components of Net Realization Activity, other than Economic Income, see the reconciliation of Fee Related Earnings, Distributable Earnings and Economic Net Income at “—Liquidity and Capital Resources—Sources of Liquidity” below. For Net Accrued Performance Fees, see “—Consolidated Results of Operations—Net Accrued Performance Fees” below. Net Performance Fee Receivable as of December 31, 2009 is not available.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2013. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,193,985	$2,030,693	$1,811,750	$163,292	8%	$218,943	12%

Performance Fees
Realized
Carried Interest	943,958	327,422	138,907	616,536	188%	188,515	136%
Incentive Fees	464,838	301,801	90,099	163,037	54%	211,702	235%
Unrealized
Carried Interest	2,158,010	994,190	971,518	1,163,820	117%	22,672	2%
Incentive Fees	(22,749)	(30,361)	(17,864)	7,612	25%	(12,497)	-70%

Total Performance Fees	3,544,057	1,593,052	1,182,660	1,951,005	122%	410,392	35%

Investment Income
Realized	188,644	93,963	87,542	94,681	101%	6,421	7%
Unrealized	611,664	256,231	125,781	355,433	139%	130,450	104%

Total Investment Income	800,308	350,194	213,323	450,114	129%	136,871	64%

Interest and Dividend Revenue	64,511	40,354	37,427	24,157	60%	2,927	8%
Other	10,307	5,148	7,416	5,159	100%	(2,268)	-31%

Total Revenues	6,613,168	4,019,441	3,252,576	2,593,727	65%	766,865	24%

Expenses
Compensation and Benefits
Compensation	1,844,485	2,091,698	2,421,712	(247,213)	-12%	(330,014)	-14%
Performance Fee Compensation
Realized
Carried Interest	257,201	96,433	43,615	160,768	167%	52,818	121%
Incentive Fees	200,915	140,042	55,912	60,873	43%	84,130	150%
Unrealized
Carried Interest	966,717	321,599	237,945	645,118	201%	83,654	35%
Incentive Fees	(11,651)	(44,528)	(20,759)	32,877	74%	(23,769)	-114%

Total Compensation and Benefits	3,257,667	2,605,244	2,738,425	652,423	25%	(133,181)	-5%
General, Administrative and Other	474,442	548,738	566,313	(74,296)	-14%	(17,575)	-3%
Interest Expense	107,973	72,870	57,824	35,103	48%	15,046	26%
Fund Expenses	26,658	33,829	25,507	(7,171)	-21%	8,322	33%

Total Expenses	3,866,740	3,260,681	3,388,069	606,059	19%	(127,388)	-4%

Other Income
Reversal of Tax Receivable Agreement Liability	20,469	—	197,816	20,469	N/M	(197,816)	-100%
Net Gains from Fund Investment Activities	381,664	256,145	14,935	125,519	49%	241,210	N/M

Total Other Income	402,133	256,145	212,751	145,988	57%	43,394	20%

Income Before Provision for Taxes	3,148,561	1,014,905	77,258	2,133,656	210%	937,647	N/M
Provision for Taxes	255,642	185,023	345,711	70,619	38%	(160,688)	-46%

Net Income (Loss)	2,892,919	829,882	(268,453)	2,063,037	249%	1,098,335	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	183,315	103,598	(24,869)	79,717	77%	128,467	N/M
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	198,557	99,959	7,953	98,598	99%	92,006	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,845	407,727	(83,234)	932,118	229%	490,961	N/M

Net Income (Loss) Attributable to The Blackstone Group L.P.	$1,171,202	$218,598	$(168,303)	$952,604	436%	$386,901	N/M

N/M	Not meaningful.

Revenues

Total Revenues were $6.6 billion for the year ended December 31, 2013, an increase of $2.6 billion, or 65%, compared to $4.0 billion for the year ended December 31, 2012. Performance Fees and Investment Income increased between these periods by $2.0 billion and $450.1 million, respectively, and Management and Advisory Fees, Net increased by $163.3 million.

Performance Fees in our Real Estate segment increased by $1.3 billion due to the strong performance of our BREP carry funds and were primarily driven by valuation gains on investments within our BREP VI and BREP VII funds. The valuation gains were driven by the successful initial public offerings of Hilton, Extended Stay and Brixmor as well as gains resulting from improving fundamentals of Equity Office and Invitation Homes. Performance Fees in our Private Equity segment increased by $470.0 million principally due to performance in our BCP IV, BEP and BCP VI funds, which had net returns of 23%, 36% and 12%, respectively. Performance Fees increased by $123.0 million in our Hedge Fund Solutions segment due to the increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle, and therefore eligible for Performance Fees. Performance Fees increased by $88.4 million in our Credit segment due to higher returns in our hedge fund strategies funds and continued strong underlying company performance in the portfolios of our carry funds.

The increase in Investment Income was primarily due to increases in our Real Estate and Private Equity segments of $266.4 million and $138.6 million, respectively. The increase in our Real Estate segment was driven by valuation gains on investments across our global Real Estate funds including the successful initial public offerings of Hilton, Extended Stay and Brixmor. The increase in our Private Equity segment was driven by returns across all of our significant funds. The portfolio benefited from strong performance of our public holdings through the year, including the successful initial public offerings of Pinnacle Foods, SeaWorld Parks & Entertainment, Merlin Entertainments and Hilton, while our private portfolio benefited from investments in the healthcare, industrial and retail/consumer sectors.

The increase in Management and Advisory Fees, Net was due to increases in our Hedge Fund Solutions segment of $61.6 million, our Financial Advisory segment of $53.9 million, our Private Equity segment of $16.7 million and our Real Estate segment of $13.6 million. The increase in our Hedge Fund Solutions segment was primarily due to an increase in Fee-Earning Assets Under Management. The increase in our Financial Advisory segment was due to the number and size of transactions completed during the year ended December 31, 2013 compared to the prior year. The increase in our Private Equity segment was primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles as well as the addition of the Strategic Partners secondary private fund of funds business. The increase in our Real Estate segment was primarily driven by the increase in funds raised for our BREP Asia, BREP Europe IV, BXMT and BREDS II funds offset by the expiration of the BREP IV fund and decrease in management fees earned by the acquired Asian real estate platform.

Total Revenues were $4.0 billion for the year ended December 31, 2012, an increase of $766.9 million compared to $3.3 billion for the year ended December 31, 2011. The increase in revenues was primarily driven by increases of $410.4 million in Performance Fees, $218.9 million in Management and Advisory Fees and $136.9 million in Investment Income. The increase in Performance Fees was due (a) to increases in the net returns of the performance fee generating funds in the Private Equity segment that were greater than the prior year, (b) a 14.4% increase in the carrying value of assets for Blackstone’s contributed Real Estate funds primarily due to the continued improvement of operating fundamentals, particularly in our hospitality, office and retail holdings, (c) an increase in Fee-Earning Assets Under Management in the Hedge Funds Solutions segment related to funds of hedge funds above their respective high water marks and/or hurdle during the year ended December 31, 2012, and (d) a higher rate of appreciation in our Credit segment in the year ended December 31, 2012 compared to the year ended December 31, 2011, with net returns of 13.4% for the hedge funds, 26.2% for the mezzanine funds and 15.7% for the rescue lending funds for the year ended December 31, 2012. The increase in Management and Advisory Fees was primarily attributable to an increase in Fee-Earning Assets Under Management of 23% during the current year across the segments. The increase in Investment Income is primarily due to the increases in unrealized appreciation due to the increase in fair value of investments.

Expenses

Expenses were $3.9 billion for the year ended December 31, 2013, an increase of $606.1 million, or 19%, compared to $3.3 billion for the year ended December 31, 2012. The increase was primarily attributable to increases in Total Compensation and Benefits of $652.4 million and Interest Expense of $35.1 million, partially offset by a $74.3 million decrease in General, Administrative and Other. The increase in Total Compensation and Benefits was comprised of a $899.6 million increase in Performance Fee Compensation due to the increase in Performance Fees Revenue and partially offset by a $247.2 million decrease in Compensation due mainly to a decrease in the equity-based amortization charges on our transaction-related awards. The $35.1 million increase in Interest Expense was primarily related to Blackstone’s issuance of senior notes during the third quarter of 2012. These increases were partially offset by a $74.3 million decrease in General, Administrative and Other, which was primarily due to decreases in depreciation and amortization and professional expenses.

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

Other Income

Other Income was $402.1 million for the year ended December 31, 2013, an increase of $146.0 million compared to $256.1 million for the year ended December 31, 2012. The increase was comprised of an increase in Net Gains from Fund Investment Activities of $125.5 million and income attributable to the reversal of the tax receivable agreement liability of $20.5 million.

Other Income—Net Gains from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income was eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Consolidated Statements of Operations.

Other Income—Net Gains from Fund Investment Activities was $381.7 million for the year ended December 31, 2013, an increase of $125.5 million compared to $256.1 million for the year ended December 31, 2012. This increase was primarily comprised of increases in our Hedge Fund Solutions, Real Estate and Private Equity segments of $111.3 million, $67.7 million and $54.3 million, respectively, partially offset by a decrease of $107.8 million in our Credit segment. The increase in our Hedge Fund Solutions segment was primarily the result of an increase in investment performance from certain of our consolidated funds. The Real Estate increase in 2013 was driven by valuation gains on investments across our global Real Estate funds. The Private Equity increase in 2013 was driven by returns across all of our significant funds. The decrease in our Credit segment was primarily due to higher valuations on the liabilities of the consolidated CLO vehicles, which led to increases in unrealized losses.

Also included in Other Income in 2013 was $20.5 million of income attributable to the reversal of the tax receivable agreement liability.

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

Provision for Taxes

Blackstone’s Provision for Taxes for the years ended December 31, 2013, 2012 and 2011 was $255.6 million, $185.0 million and $345.7 million, respectively. This resulted in an effective tax rate of 8.1%, 18.2% and 447.5%, respectively, based on our Income Before Provision for Taxes of $3.1 billion, $1.0 billion and $77.3 million, respectively.

Two factors contributed to the 10.1% decrease in the effective tax rate for the year ended December 31, 2013 compared to the year ended December 31, 2012. First, pre-tax book income includes pre-tax income of $2.6 billion for 2013 and pre-tax income of $683.2 million for 2012 that is passed through to common unit holders and non-controlling interest holders and is not subject to tax by the Partnership and its subsidiaries. The year over year change resulted in a decrease to the effective tax rate of 5.1% when comparing 2013 to 2012.

Second, in both 2013 and 2012, book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that are not tax deductible since they represent a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense does not change significantly in 2013 compared to 2012, the impact of the effective tax rate increase was 1.6% and 9.3% in 2013 and 2012, respectively, resulting from the significant increase in pre-tax book income in 2013 compared to 2012.

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

Additional information regarding our income taxes can be found in Note 14. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes, excluding the Net Gains from Fund Investment Activities and the Reversal of Tax Receivable Agreement Liability, and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the years ended December 31, 2013, 2012 and 2011, the net income before taxes allocated to Blackstone Holdings was 49.3%, 53.1% and 57.4%, respectively. The decreases of 3.8% and 4.3% were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income—Reversal of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2013, 2012 and 2011. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators—Operating Metrics—Assets Under Management and Fee-Earning Assets Under Management”.

Note:	Totals may not add due to rounding.

	Year Ended December 31,
	2013					2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753
Inflows, including Commitments (a)	9,884,340	13,835,625	9,098,002	15,382,428	48,200,395	2,628,583	14,584,089	5,460,096	20,055,005	42,727,773
Outflows, including Distributions (b)	(392,882)	(1,329,763)	(3,626,636)	(2,085,211)	(7,434,492)	—	(1,486,257)	(2,871,612)	(1,700,137)	(6,058,006)
Realizations (c)	(4,025,167)	(3,649,494)	(348,126)	(8,871,543)	(16,894,330)	(2,844,946)	(2,530,057)	(143,677)	(4,811,088)	(10,329,768)

Net Inflows (Outflows)	5,466,291	8,856,368	5,123,240	4,425,674	23,871,573	(216,363)	10,567,775	2,444,807	13,543,780	26,339,999
Market Appreciation (Depreciation) (d)	84,057	5,096	4,263,806	1,876,767	6,229,726	28,739	127,024	3,214,348	1,413,577	4,783,688

Balance, End of Period (e)	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440

Increase (Decrease)	$5,550,348	$8,861,464	$9,387,046	$6,302,441	$30,101,299	$(187,624)	$10,694,799	$5,659,155	$14,957,357	$31,123,687
Increase (Decrease)	15%	21%	22%	14%	18%	-1%	34%	15%	49%	23%

	Year Ended December 31,
	2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$24,188,555	$26,814,714	$33,159,795	$25,337,158	$109,500,222
Inflows, including Commitments (a)	16,297,887	7,844,635	9,677,992	9,928,845	43,749,359
Outflows, including Distributions (b)	(2,493,160)	(2,026,993)	(2,863,303)	(1,280,522)	(8,663,978)
Realizations (c)	(747,853)	(1,352,763)	(450,042)	(3,501,539)	(6,052,197)

Net Inflows	13,056,874	4,464,879	6,364,647	5,146,784	29,033,184
Market Appreciation (d)	(7,638)	(43,053)	(1,704,806)	(21,156)	(1,776,653)

Balance, End of Period (e)	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753

Increase	$13,049,236	$4,421,826	$4,659,841	$5,125,628	$27,256,531
Increase	54%	16%	14%	20%	25%

	Year Ended December 31,
	2013					2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504
Inflows, including Commitments (a)	14,420,278	17,686,592	9,337,644	18,834,429	60,278,943	4,233,716	12,566,140	5,338,892	24,489,441	46,628,189
Outflows, including Distributions (b)	(653,357)	(1,049,598)	(3,854,587)	(2,810,710)	(8,368,252)	(76,495)	(262,300)	(2,983,054)	(2,429,344)	(5,751,193)
Realizations (c)	(9,584,276)	(8,298,220)	(447,960)	(11,195,989)	(29,526,445)	(3,452,647)	(3,926,671)	(184,798)	(5,179,250)	(12,743,366)

Net Inflows	4,182,645	8,338,774	5,035,097	4,827,730	22,384,246	704,574	8,377,169	2,171,040	16,880,847	28,133,630
Market Appreciation (Depreciation) (d)	10,489,413	14,376,369	4,529,861	3,757,781	33,153,424	4,434,726	5,465,807	3,386,697	2,570,596	15,857,826

Balance, End of Period (e)	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960

Increase	$14,672,058	$22,715,143	$9,564,958	$8,585,511	$55,537,670	$5,139,300	$13,842,976	$5,557,737	$19,451,443	$43,991,456
Increase	29%	40%	21%	15%	26%	11%	32%	14%	53%	26%

	Year Ended December 31,
	2011
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$29,319,136	$33,165,124	$34,587,292	$31,052,368	$128,123,920
Inflows, including Commitments (a)	18,620,779	8,297,282	11,303,991	11,292,641	49,514,693
Outflows, including Distributions (b)	(76,632)	(432,938)	(3,070,287)	(1,488,803)	(5,068,660)
Realizations (c)	(4,195,682)	(2,546,701)	(552,165)	(4,184,206)	(11,478,754)

Net Inflows	14,348,465	5,317,643	7,681,539	5,619,632	32,967,279
Market Appreciation (d)	2,196,072	4,369,902	(1,734,063)	305,394	5,137,305

Balance, End of Period (e)	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504

Increase	$16,544,537	$9,687,545	$5,947,476	$5,925,026	$38,104,584
Increase	56%	29%	17%	19%	30%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.

(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2013 included $283.4 million and $313.4 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $198.0 billion at December 31, 2013, an increase of $30.1 billion, or 18%, compared to $167.9 billion at December 31, 2012. The net increase was due to:

•	Inflows of $48.2 billion related to:

•

$15.4 billion in our Credit segment driven by $4.8 billion raised in our business development companies (“BDCs”), $3.9 billion raised in our other vehicles, $3.7 billion raised in CLO launches, $1.6 billion raised in Hedge Fund Strategies, and $1.4 billion of capital deployed in our Mezzanine and Rescue Lending Funds,

•

$13.8 billion in our Real Estate segment primarily related to $5.5 billion raised for our fourth European fund, $3.2 billion raised for our first Asian fund, $1.6 billion of co-investment capital raised across our funds, $1.3 billion for our second debt strategies fund and $714.6 million in BXMT,

•

$9.9 billion in our Private Equity segment primarily due to $7.0 billion related to the acquisition of Strategic Partners as well as $2.7 billion in additional capital raised for our Tactical Opportunities investment vehicles, and

•

$9.1 billion in our Hedge Fund Solutions segment mainly related to growth in its customized products, the launch of BAAM’s first alternative investment-focused mutual fund and growth in commingled products.

•

Market appreciation of $6.2 billion principally due to solid returns from the BAAM Principal Solutions funds in our Hedge Fund Solutions segment as well as from the hedge fund strategies and business development companies in our Credit segment.

Offsetting these increases were:

•	Realizations of $16.9 billion primarily driven by:

•

$8.9 billion in our Credit segment primarily due to $6.9 billion returned to CLO investors from CLOs that are post their reinvestment periods and $1.9 billion returned across the Mezzanine and Rescue Lending funds,

•

$4.0 billion in our Private Equity segment primarily resulting from $2.6 billion return of capital from our BCP V fund, including Nielsen ($308.6 million), SeaWorld Parks & Entertainment ($196.1 million), Pinnacle Foods ($157.4 million), and $744.3 million from our BCP IV fund including Vanguard ($286.2 million), TDC ($134.9 million) and TRW Automotive ($119.4 million), and

•	$3.6 billion in our Real Estate segment primarily due to $2.1 billion of realizations in our BREDS funds, $602.6 million in our BREP VI fund and $460.3 million in our BREP V fund.

•	Outflows of $7.4 billion primarily attributable to:

•	$3.6 billion in our Hedge Fund Solutions segment primarily due to the liquidity needs of limited partners,

•	$2.1 billion in our Credit segment primarily from our long-only platform, and

•	$1.3 billion in our Real Estate segment primarily due to the end of BREP Europe III’s investment period and redemptions from the debt strategies hedge funds.

BAAM had net inflows of $1.5 billion from January 1 through February 1, 2014.

Fee-Earning Assets Under Management were $167.9 billion at December 31, 2012, an increase of $31.1 billion, or 23%, compared to $136.8 billion at December 31, 2011. The net increase was due to:

•	Inflows of $42.7 billion related to:

•

$20.1 billion in our Credit segment resulting from the launch of our third closed-end fund, the pricing of three new CLOs, deploying limited partner capital in our carry funds, inflows across our long-only platform and the acquisition of Harbourmaster on January 5, 2012,

•

$14.6 billion in our Real Estate segment primarily driven by capital committed to BREP VII, invested capital in our BREDS funds and $2.2 billion from the Capital Trust (renamed BXMT) transaction in December 2012,

•	$5.5 billion in our Hedge Fund Solutions segment mainly related to growth in its commingled and customized investment products, and

•

$2.6 billion in our Private Equity segment primarily due to the commencement of the investment period for our Tactical Opportunities investment vehicles, additional capital raised for our energy focused fund, Blackstone Energy Partners (“BEP”), and investments made from funds that earn fees on invested capital.

•

Market appreciation of $4.8 billion principally due to solid returns from the BAAM Principal Solutions funds in our Hedge Fund Solutions segment and steady appreciation in certain credit-focused funds in our Credit segment.

Offsetting these increases were:

•	Realizations of $10.3 billion driven by:

•	$4.8 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds,

•	$2.8 billion in our Private Equity segment primarily as a result of the dispositions of investments in funds which earn fees based on remaining invested capital, and

•	$2.5 billion in our Real Estate segment attributable to the sales of various investments across the real estate segment’s funds which earn fees on invested capital.

•	Outflows of $6.1 billion primarily attributable to:

•	$2.9 billion in our Hedge Fund Solutions segment due to the liquidity needs of limited partners,

•	$1.7 billion in our Credit segment primarily from our long-only platform and hedge funds, and

•	$1.5 billion in our Real Estate segment due primarily to the ending of BREP IV’s partnership term in December 2012 which ceased earning management fees on invested capital.

Total Assets Under Management

Total Assets Under Management were $265.8 billion at December 31, 2013, an increase of $55.5 billion, or 26%, compared to $210.2 billion at December 31, 2012. The net increase was due to:

•	Inflows of $60.3 billion primarily related to:

•

$18.8 billion in our Credit segment due to the reasons noted above in Fee-Earning Assets Under Management in addition to $2.1 billion of commitments to our Rescue Lending funds and $728.9 million to our Mezzanine funds,

•

$17.7 billion in our Real Estate segment attributable to multiple closings on our latest European, first Asia and second debt strategies funds, the completion of a secondary and convertible debt offering by BXMT and co-investment capital raised,

•

$14.4 billion in our Private Equity segment due primarily to $9.4 billion related to the acquisition of Strategic Partners, $3.5 billion of additional capital raised for our Tactical Opportunities investment vehicles and $687.7 million related to the first close on our next Strategic Partners fund, and

•

$9.3 billion in our Hedge Fund Solutions segment due primarily to the reasons noted above in Fee-Earning Assets Under Management in addition to the $1.1 billion initial close of our first permanent capital vehicle acquiring general partner interests in hedge funds.

•	Market appreciation of $33.2 billion due to:

•

$14.4 billion in our Real Estate segment driven by successful initial public offerings of Hilton ($5.5 billion), Extended Stay Hotels ($697.0 million) and Brixmor ($600.5 million), as well as valuation gains resulting from improving fundamentals of Equity Office Properties ($1.0 billion) and Invitation Homes ($911.7 million),

•

$10.5 billion in our Private Equity segment driven by successful initial public offerings in our BCP V fund totaling $3.7 billion (Hilton ($2.0 billion), Pinnacle Foods ($1.1 billion), SeaWorld Parks & Entertainment ($536.4 million)) and in our BCP IV fund of $1.0 billion (Merlin Entertainments); in total, public portfolio appreciation of 49.5% created $6.6 billion of value,

•	$4.5 billion in our Hedge Fund Solutions segment driven by $4.1 billion of appreciation in customized and commingled funds; BAAM’s Principal Solutions Composite up 12.8% gross, and

•	$3.8 billion in our Credit segment primarily driven by $1.5 billion of gains in Hedge Fund Strategies and BDCs as well as $1.5 billion of appreciation in our carry funds.

Offsetting these increases were:

•	Realizations of $29.5 billion driven by:

•	$11.2 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds,

•	$9.6 billion in our Private Equity segment due to realization activity through public markets, strategic sales and credit markets,

•	$8.3 billion in our Real Estate segment primarily due to realizations from various investments across the segment, primarily from our BREP funds ($5.9 billion) and BREDS funds ($1.4 billion).

•	Outflows of $8.4 billion primarily attributable to:

•	$3.9 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners,

•	$2.8 billion in our Credit segment primarily from our long-only platform, and

•	$1.0 billion in our Real Estate segment primarily due to the termination of the investment period of certain BREDS drawdown funds and redemptions within the debt strategies hedge funds.

Total Assets Under Management were $210.2 billion at December 31, 2012, an increase of $44.0 billion, or 26%, compared to $166.2 billion at December 31, 2011. The net increase was due to:

•	Inflows of $46.6 billion primarily related to:

•

$24.5 billion in our Credit segment resulting from inflows in our hedge funds, the final closing of our most recent mezzanine fund, the first closing of our most recent rescue lending fund, inflows across our long-only platform and the acquisition of Harbourmaster on January 5, 2012,

•	$12.6 billion in our Real Estate segment driven by capital committed to BREP VII and $2.3 billion from the Capital Trust transaction in December 2012,

•	$5.3 billion in our Hedge Fund Solutions segment due to growth in its customized and commingled investment products, and

•	$4.2 billion in our Private Equity segment due to the closing on our Tactical Opportunities investment vehicles and additional closings on our BEP fund.

•	Market appreciation of $15.9 billion due to:

•

$5.5 billion in our Real Estate segment driven by valuation gains resulting from strong operating fundamentals of Equity Office Properties ($782.1 million), Brixmor ($667.9 million), Hilton ($361.5 million) and General Growth Properties ($305.5 million),

•

$4.4 billion in our Private Equity segment due to appreciation of our publicly traded holdings particularly from the appreciation of our investment in Cheniere and our successful initial public offering of PBF Energy and private investments in the energy, retail/consumer and hospitality/leisure sectors,

•	$3.4 billion in our Hedge Fund Solutions segment due to solid returns from the BAAM Principal Solutions funds, and

•	$2.6 billion in our Credit segment due to steady appreciation in our carry funds, hedge funds and certain credit-focused funds across our long-only platform.

Offsetting these increases were:

•	Realizations of $12.7 billion driven by:

•	$5.2 billion in our Credit segment due to capital returned to CLO investors from CLOs that were post their reinvestment periods and realizations in our carry funds,

•

$3.9 billion in our Real Estate segment primarily due to $1.5 billion of realizations in our BREP VI fund; $892.5 million in our BREDS funds; $407.0 million in our BREP V fund and $330.3 million in our BREP VII fund, and

•

$3.5 billion in our Private Equity segment due to opportunistic realizations in BCP V, particularly Alliant ($534.8 million), SeaWorld ($319.5 million) and PBF ($297.7 million) and in BCP IV, particularly the sales of public holdings in Team Health ($686.9 million) and TDC ($326.0 million).

•	Outflows of $5.8 billion primarily attributable to:

•	$3.0 billion in our Hedge Fund Solutions segment due to the same reasons noted in Fee-Earning Assets Under Management above, and

•	$2.4 billion in our Credit segment primarily from our long-only platform and hedge funds.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:	Totals in graph may not add due to rounding.

	Year Ended December 31,			2012 vs. 2011		2013 vs. 2012
	2011	2012	2013	$	%	$	%
Limited Partner
Capital Invested
Private Equity	$3,848,954	$3,223,535	$2,568,582	$(625,419)	-16%	$(654,953)	-20%
Real Estate	6,141,416	8,218,175	9,741,277	2,076,759	34%	1,523,102	19%
Hedge Fund Solutions	889,259	200,841	431,275	(688,418)	-77%	230,434	115%
Credit	2,650,137	2,256,420	1,438,570	(393,717)	-15%	(817,850)	-36%

Total	$13,529,766	$13,898,971	$14,179,704	$369,205	3%	$280,733	2%

Limited Partner Capital Invested was $14.2 billion for the year ended December 31, 2013, an increase of $280.7 million, or 2%, from $13.9 billion for the year ended December 31, 2012. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative size and timing of investment closings within those segments. Our Private Equity segment deployed capital at a slower rate in 2013 than in 2012 as market conditions made it more challenging to find opportunities that fit within our investment philosophy. We committed capital to new Private Equity investments in 2013 but due to certain conditions to close, these investments are not expected to close until 2014. Our Real Estate segment deployed capital at a faster rate in 2013 than in 2012. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform. In our Credit segment, capital deployed for the year ended December 31, 2013 was lower compared to the year ended December 31, 2012 due to a more challenging investment environment.

The following presents the committed undrawn capital available for investment (“dry powder”) as of December 31, 2013, 2012 and 2011:

Note:	Totals may not add due to rounding. Amounts are as of December 31 of each year.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of December 31, 2013 and 2012. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies—Contingencies—Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

	December 31,
	2013	2012
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$424	$582
BCP V Carried Interest	26	—
BCP VI Carried Interest	108	22
BEP Carried Interest	65	38
Tactical Opportunities Carried Interest	8	2
Strategic Partners V Carried Interest	1	—

Total Private Equity (a)	632	644

Real Estate
BREP V Carried Interest	603	448
BREP VI Carried Interest	1,264	610
BREP VII Carried Interest	293	82
BREP International I Carried Interest	2	2
BREP Europe III Carried Interest	155	74
BREP Asia Carried Interest	4	—
BREDS Carried Interest	12	19
BREDS Incentive Fees	4	7
Asia Platform Incentive Fees	10	23

Total Real Estate (a)	2,347	1,265

Hedge Fund Solutions
Incentive Fees	144	67

Total Hedge Fund Solutions	144	67

Credit
Carried Interest	173	144
Incentive Fees	104	118

Total Credit	277	262

Total Blackstone
Carried Interest	3,138	2,023
Incentive Fees	262	215

Net Accrued Performance Fees	$3,400	$2,238

(a)	Private Equity and Real Estate include Co-Investments.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of December 31.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2013:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	225,356	1.1x	—	2,619,040	1.4x	2,844,396	1.3x	7%	5%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	234,535	4,122,422	2.1x	66%	17,167,004	3.1x	21,289,426	2.8x	46%	37%
BCP V (Dec 2005 / Jan 2011)	21,024,025	1,459,100	21,730,495	1.6x	46%	7,982,798	1.3x	29,713,293	1.5x	5%	7%
BCP VI (Jan 2011 / Jan 2017)	15,176,699	10,440,379	5,149,585	1.3x	25%	467,034	1.5x	5,616,619	1.4x	26%	11%
BEP (Aug 2011 / Aug 2017)	2,423,572	1,462,591	1,324,309	2.0x	59%	218,847	1.4x	1,543,156	1.9x	20%	55%

Total Corporate Private Equity	53,722,367	13,795,903	32,552,167	1.6x	45%	42,637,968	2.1x	75,190,135	1.8x	20%	16%

Tactical Opportunities	4,906,599	3,623,819	1,419,729	1.1x	8%	112,200	1.1x	1,531,929	1.1x	18%	14%
Strategic Partners	13,078,843	3,328,622	5,964,811	1.6x	N/A	9,280,114	1.3x	15,244,925	1.4x	N/A	14%
Other Funds and Co-Invest (d)	1,210,951	150,858	518,118	0.6x	50%	20,890	1.0x	539,008	0.6x	N/M	N/M

Total Private Equity	$72,918,760	$20,899,202	$40,454,825	1.5x	42%	$52,051,172	1.9x	$92,505,997	1.7x	20%	15%

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,394,262	1.0x	—	3,091,303	2.4x	4,485,565	1.6x	66%	14%
BREP V (Dec 2005 / Feb 2007)	5,538,579	243,946	7,144,648	1.8x	—	3,496,273	2.0x	10,640,921	1.8x	29%	10%
BREP VI (Feb 2007 / Aug 2011)	11,057,280	656,849	18,726,900	2.1x	62%	3,562,643	2.1x	22,289,543	2.1x	24%	14%
BREP VII (Aug 2011 / Feb 2017)	14,512,884	5,771,958	10,775,482	1.4x	3%	1,467,953	1.6x	12,243,435	1.4x	43%	30%

Total Global Real Estate Funds	$36,549,906	$6,672,753	$38,043,453	1.7x	31%	$19,147,816	2.1x	$57,191,269	1.8x	27%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€104,405	1.2x	—	€1,235,480	2.2x	€1,339,885	2.0x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	80,188	1,464,376	1.2x	45%	198,004	1.2x	1,662,380	1.2x	3%	2%
BREP Europe III (Jun 2008 / Dec 2013)	3,203,848	633,457	3,590,801	1.5x	—	491,882	1.8x	4,082,683	1.5x	26%	17%
BREP Europe IV (Sep 2013 / Mar 2019)	4,138,214	3,699,039	482,005	1.0x	—	—	N/A	482,005	1.0x	N/A	4%

Total Euro Real Estate Funds	€9,794,188	€4,412,684	€5,641,587	1.3x	12%	€1,925,366	1.9x	€7,566,953	1.4x	24%	10%

BREP Co-Investment (e)	$5,160,385	$—	$8,424,422	1.8x	69%	$700,979	1.5x	$9,125,401	1.8x	18%	17%
BREP Asia (Jun 2013 / Dec 2017)	3,247,727	2,695,256	669,067	1.1x	—	—	N/A	669,067	1.1x	N/A	56%

Total Real Estate	$57,682,409	$15,432,082	$54,719,266	1.6x	34%	$22,319,606	2.1x	$77,038,872	1.8x	26%	16%

BREDS I	$2,840,704	$452,965	$1,759,288	1.2x	—	$2,346,502	1.3x	$4,105,790	1.2x	15%	12%
BREDS II	3,334,676	2,247,733	1,132,398	1.0x	—	—	N/A	1,132,398	1.0x	N/A	11%

Total BREDS (f)	$6,175,380	$2,700,698	$2,891,686	1.1x	—	$2,346,502	1.3x	$5,238,188	1.2x	15%	12%

Credit (g)
Mezzanine	$6,120,000	$3,047,070	$3,061,806	1.3x	—	$3,959,095	1.6x	$7,020,901	1.5x	N/A	19%
Rescue Lending	8,378,143	5,313,337	4,249,064	1.5x	—	1,687,866	1.2x	5,936,930	1.4x	N/A	18%

Total Credit	$14,498,143	$8,360,407	$7,310,870	1.4x	—	$5,646,961	1.4x	$12,957,831	1.4x

N/M Not meaningful.

N/A Not applicable.

(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2013 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest. Net IRRs for BREP Europe IV, BREP Asia and BREDS II are calculated from commencement of their respective investment periods which, being less than one year, are not annualized.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine and Rescue Lending Funds, excluding recycled capital during the investment period, was 1.9x and 1.5x, respectively.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$368,146	$348,594	$331,997	$19,552	6%	$16,597	5%
Transaction and Other Fees, Net	96,988	100,080	133,004	(3,092)	-3%	(32,924)	-25%
Management Fee Offsets	(5,683)	(5,926)	(27,073)	243	4%	21,147	78%

Total Management Fees, Net	459,451	442,748	437,928	16,703	4%	4,820	1%

Performance Fees
Realized
Carried Interest	329,993	109,797	37,393	220,196	201%	72,404	194%
Unrealized
Carried Interest	398,232	148,381	33,490	249,851	168%	114,891	343%

Total Performance Fees	728,225	258,178	70,883	470,047	182%	187,295	264%

Investment Income
Realized	88,026	25,823	44,988	62,203	241%	(19,165)	-43%
Unrealized	161,749	85,337	9,476	76,412	90%	75,861	801%

Total Investment Income	249,775	111,160	54,464	138,615	125%	56,696	104%
Interest and Dividend Revenue	15,602	13,556	13,749	2,046	15%	(193)	-1%
Other	4,259	2,417	1,810	1,842	76%	607	34%

Total Revenues	1,457,312	828,059	578,834	629,253	76%	249,225	43%

Expenses
Compensation and Benefits
Compensation	236,120	222,709	217,556	13,411	6%	5,153	2%
Performance Fee Compensation
Realized
Carried Interest	38,953	3,679	1,465	35,274	959%	2,214	151%
Unrealized
Carried Interest	342,733	58,555	(2,229)	284,178	485%	60,784	N/M

Total Compensation and Benefits	617,806	284,943	216,792	332,863	117%	68,151	31%
Other Operating Expenses	124,137	130,845	120,918	(6,708)	-5%	9,927	8%

Total Expenses	741,943	415,788	337,710	326,155	78%	78,078	23%

Economic Income	$715,369	$412,271	$241,124	$303,098	74%	$171,147	71%

N/M	Not meaningful.

Revenues

Revenues were $1.5 billion for the year ended December 31, 2013, an increase of $629.3 million compared to $828.1 million for the year ended December 31, 2012. The increase in revenues was attributable to increases in Performance Fees, Investment Income and Total Management Fees of $470.0 million, $138.6 million and $16.7 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $728.2 million for the year ended December 31, 2013, an increase of $470.0 million, compared to $258.2 million for the year ended December 31,

2012, principally due to performance in our BCP IV, BEP and BCP VI funds, which had net returns of 23%, 36% and 12%, respectively. A significant portion of the performance fees were realized, with activity that included secondary sales from our publicly traded portfolio in TRW, Team Health, Merlin Entertainments, TDC and Kosmos and strategic dispositions of certain portfolio companies including Vanguard Healthcare, Alta Energy and Knight Capital.

Investment Income was $249.8 million for the year ended December 31, 2013, an increase of $138.6 million, compared to $111.2 million for the year ended December 31, 2012, driven by returns across all of our significant funds. The portfolio benefited from strong performance of our public holdings through the year, including the successful initial public offerings of Pinnacle Foods, SeaWorld Parks & Entertainment, Merlin Entertainments and Hilton, while our private portfolio benefited from investments in the healthcare, industrial and retail/consumer sectors.

Total Management Fees were $459.5 million for the year ended December 31, 2013, an increase of $16.7 million compared to $442.7 million for the year ended December 31, 2012, driven primarily by an increase in Base Management Fees. Base Management Fees were $368.1 million for the year ended December 31, 2013, an increase of $19.6 million compared to $348.6 million for the year ended December 31, 2012, primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles as well as the addition of the Strategic Partners secondary private fund of funds business.

Revenues were $828.1 million for the year ended December 31, 2012, an increase of $249.2 million compared to $578.8 million for the year ended December 31, 2011. The increase in revenues was primarily attributed to increases in Performance Fees, Investment Income and Total Management Fees of $187.3 million, $56.7 million and $4.8 million, respectively.

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

Investment Income was $111.2 million, an increase of $56.7 million, compared to $54.5 million for the year ended December 31, 2011, driven by our investments in the energy, hospitality/leisure and retail/consumer industries as well as our public holdings.

Total Management Fees were $442.7 million for the year ended December 31, 2012, an increase of $4.8 million compared to $437.9 million for the year ended December 31, 2011, driven by increased Base Management Fees and a reduction in Management Fee Offsets, and a decrease in Transaction and Other Fees. Base Management Fees were $348.6 million for the year ended December 31, 2012, an increase of $16.6 million compared to $332.0 million for the year ended December 31, 2011, principally as a result of additional capital raised for our BEP fund as well as the commencement of the investment period for our Tactical Opportunities investment vehicles. Transaction and Other Fees were $100.1 million for the year ended December 31, 2012, a decrease of $32.9 million compared to $133.0 million for the year ended December 31, 2011, principally as a result of one time fees earned in the prior year from the termination of management advisory service agreements related to portfolio companies that completed initial public offerings. Management Fee Offsets relate to a reduction of management fees payable by our limited partners in BCP VI based on the amount they reimbursed Blackstone for placement fees.

Expenses

Expenses were $741.9 million for the year ended December 31, 2013, an increase of $326.2 million, compared to $415.8 million for the year ended December 31, 2012. The increase was primarily attributable to increases of $319.5 million in Performance Fee Compensation and $13.4 million in Compensation. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to the addition of the Strategic Partners secondary private fund of funds business and the growth of our Tactical Opportunities business.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2013 Inception to Date
	2013		2012 (a)		2011 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	27%	23%	17%	16%	9%	8%	60%	46%	50%	37%
BCP V	38%	35%	12%	11%	5%	5%	7%	5%	8%	7%
BCP VI (c)	20%	12%	23%	26%	N/M	N/M	35%	26%	22%	11%
BEP (c)	36%	36%	62%	90%	N/M	N/M	27%	20%	54%	55%
Tactical Opportunities	18%	13%	N/M	N/M	N/A	N/A	12%	18%	21%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	2011 returns for BCP VI and BEP are not meaningful as a material portion of the funds’ capital had not been invested.

The corporate private equity funds within the Private Equity segment have three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of December 31, 2013, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of December 31, 2013:

	Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011) (c)	$1,596	4%	9%
BCP V-AC (c)	(344)	-9%	-16%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.
(c)	The BCP V main fund is currently below its Carried Interest threshold while the BCP V-AC fund is above its Carried Interest threshold. BCP V’s two fund classes, in total, are accruing Carried Interest.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$565,182	$551,322	$394,778	$13,860	3%	$156,544	40%
Transaction and Other Fees, Net	79,675	85,681	109,510	(6,006)	-7%	(23,829)	-22%
Management Fee Offsets	(22,821)	(28,609)	(4,950)	5,788	20%	(23,659)	-478%

Total Management Fees, Net	622,036	608,394	499,338	13,642	2%	109,056	22%

Performance Fees
Realized
Carried Interest	486,773	165,114	22,844	321,659	195%	142,270	623%
Incentive Fees	45,862	25,656	9,629	20,206	79%	16,027	166%
Unrealized
Carried Interest	1,651,700	683,764	913,418	967,936	142%	(229,654)	-25%
Incentive Fees	(28,753)	(119)	3,658	(28,634)	N/M	(3,777)	N/M

Total Performance Fees	2,155,582	874,415	949,549	1,281,167	147%	(75,134)	-8%

Investment Income
Realized	52,359	45,302	27,972	7,057	16%	17,330	62%
Unrealized	350,201	90,875	92,648	259,326	285%	(1,773)	-2%

Total Investment Income	402,560	136,177	120,620	266,383	196%	15,557	13%
Interest and Dividend Revenue	21,563	14,448	12,902	7,115	49%	1,546	12%
Other	3,384	894	(1,061)	2,490	279%	1,955	N/M

Total Revenues	3,205,125	1,634,328	1,581,348	1,570,797	96%	52,980	3%

Expenses
Compensation and Benefits
Compensation	294,222	271,122	236,771	23,100	9%	34,351	15%
Performance Fee Compensation
Realized
Carried Interest	148,837	62,418	10,103	86,419	138%	52,315	518%
Incentive Fees	23,878	13,060	4,564	10,818	83%	8,496	186%
Unrealized
Carried Interest	566,837	165,482	221,140	401,355	243%	(55,658)	-25%
Incentive Fees	(15,015)	(583)	3,106	(14,432)	N/M	(3,689)	N/M

Total Compensation and Benefits	1,018,759	511,499	475,684	507,260	99%	35,815	8%
Other Operating Expenses	116,391	123,714	103,859	(7,323)	-6%	19,855	19%

Total Expenses	1,135,150	635,213	579,543	499,937	79%	55,670	10%

Economic Income	$2,069,975	$999,115	$1,001,805	$1,070,860	107%	$(2,690)	-0%

N/M	Not meaningful.

Revenues

Revenues were $3.2 billion for the year ended December 31, 2013, an increase of $1.6 billion compared to $1.6 billion for the year ended December 31, 2012. The increase in revenues was primarily attributable to an increase of $1.3 billion in Performance Fees and a $266.4 million increase in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $2.2 billion for the year ended December 31, 2013, an increase of $1.3 billion compared to $874.4 million for the year ended December 31, 2012. Performance Fees increased due to the strong performance of our BREP carry funds and were primarily driven by valuation gains on investments within our BREP VI and BREP VII funds. The valuation gains were driven by the successful initial public offerings of Hilton, Extended Stay and Brixmor as well as gains resulting from improving fundamentals of Equity Office and Invitation Homes. For the year ended December 31, 2013, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 31.3%. Our BREDS drawdown and real estate hedge funds appreciated 10.4% and 15.6%, respectively.

Investment Income was $402.6 million for the year ended December 31, 2013, an increase of $266.4 million compared to $136.2 million for the year ended December 31, 2012. The increase in Investment Income was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

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

Performance Fees, which are determined on a fund by fund basis, were $874.4 million for the year ended December 31, 2012, a decrease of $75.1 million compared to $949.5 million for the year ended December 31, 2011. Performance Fees continued to benefit from the strong performance of our BREP carry funds. However, the year over year comparison was impacted by a decrease in the net appreciation of our BREP V and BREP VI carry funds’ investments and the effect of the “catch-up” provision in the prior year. For the year ended December 31, 2012, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 14.4% driven by the continued improvement of operating fundamentals, particularly in our hospitality, office and retail holdings. Our BREDS drawdown and real estate hedge funds appreciated 13.0% and 18.1%, respectively.

Expenses

Expenses were $1.1 billion for the year ended December 31, 2013, an increase of $499.9 million, compared to $635.2 million for the year ended December 31, 2012. The increase was primarily attributable to an increase of Performance Fee Compensation of $484.2 million as a result of an increase in Performance Fees Revenue and an increase in Compensation of $23.1 million primarily due to the acquisition of BXMT and the growth of our real estate business.

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

The following table presents the internal rates of return of our significant real estate funds:

	Year Ended December 31,						December 31, 2013 Inception to Date
	2013		2012		2011		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	0%	0%	30%	21%	44%	33%	35%	25%	33%	23%
BREP IV	28%	21%	5%	2%	11%	7%	98%	66%	24%	14%
BREP V	19%	15%	17%	13%	21%	14%	39%	29%	14%	10%
BREP International II (b)	32%	30%	-2%	-4%	4%	2%	8%	3%	4%	2%
BREP VI	43%	35%	15%	11%	21%	13%	30%	24%	18%	14%
BREP Europe III (b)	23%	17%	19%	12%	42%	26%	36%	26%	31%	17%
BREP VII (c)	41%	29%	51%	32%	—	N/M	65%	43%	44%	30%
BREP Asia	N/M	N/M	N/A	N/A	N/A	N/A	N/A	N/A	104%	56%
BREP Europe IV	N/M	N/M	N/A	N/A	N/A	N/A	N/A	N/A	25%	4%
BREDS	15%	11%	20%	15%	9%	7%	19%	15%	17%	12%
BSSF I	14%	10%	23%	18%	4%	2%	N/A	N/A	15%	11%
CMBS	11%	7%	19%	14%	1%	-1%	N/A	N/A	17%	12%
BREP Co-Investment (d)	43%	39%	15%	13%	27%	23%	14%	18%	18%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	The BREP VII investment period commenced in August 2011.
(d)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2013:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€880	20%	65%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.

(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has five funds in their investment period, which were above their respective Carried Interest thresholds as of December 31, 2013: BREP VII, BREP Asia, BREDS II and two funds within BREDS I.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$409,321	$346,210	$315,863	$63,111	18%	$30,347	10%
Transaction and Other Fees, Net	623	188	2,798	435	231%	(2,610)	-93%
Management Fee Offsets	(3,387)	(1,414)	(980)	(1,973)	-140%	(434)	-44%

Total Management Fees, Net	406,557	344,984	317,681	61,573	18%	27,303	9%

Performance Fees
Realized
Incentive Fees	207,735	83,433	11,472	124,302	149%	71,961	627%
Unrealized
Incentive Fees	7,718	9,042	774	(1,324)	-15%	8,268	N/M

Total Performance Fees	215,453	92,475	12,246	122,978	133%	80,229	655%

Investment Income (Loss)
Realized	27,613	7,270	17,722	20,343	280%	(10,452)	-59%
Unrealized	(9,306)	8,517	(19,031)	(17,823)	N/M	27,548	N/M

Total Investment Income (Loss)	18,307	15,787	(1,309)	2,520	16%	17,096	N/M
Interest and Dividend Revenue	7,605	2,139	2,025	5,466	256%	114	6%
Other	688	3,816	7,902	(3,128)	-82%	(4,086)	-52%

Total Revenues	648,610	459,201	338,545	189,409	41%	120,656	36%

Expenses
Compensation and Benefits
Compensation	136,470	119,731	128,959	16,739	14%	(9,228)	-7%
Performance Fee Compensation
Realized
Incentive Fees	65,793	23,080	3,498	42,713	185%	19,582	560%
Unrealized
Incentive Fees	2,856	1,317	234	1,539	117%	1,083	463%

Total Compensation and Benefits	205,119	144,128	132,691	60,991	42%	11,437	9%
Other Operating Expenses	66,966	57,809	65,072	9,157	16%	(7,263)	-11%

Total Expenses	272,085	201,937	197,763	70,148	35%	4,174	2%

Economic Income	$376,525	$257,264	$140,782	$119,261	46%	$116,482	83%

N/M	Not meaningful.

Revenues

Revenues were $648.6 million for the year ended December 31, 2013, an increase of $189.4 million compared to $459.2 million for the year ended December 31, 2012. The increase in revenues was primarily attributable to an increase of $123.0 million in Performance Fees and an increase of $61.6 million in Total Management Fees.

Performance Fees were $215.5 million for the year ended December 31, 2013, an increase of $123.0 million compared to $92.5 million for the year ended December 31, 2012. This was primarily due to an increase in Fee-Earning Assets Under Management above their respective high water marks and/or hurdle, and therefore eligible for performance fees. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 11.4% during the year ended December 31, 2013.

Total Management Fees were $406.6 million for the year ended December 31, 2013, an increase of $61.6 million compared to $345.0 million for the year ended December 31, 2012, primarily due to an increase in Base Management Fees. Base Management Fees were $409.3 million for the year ended December 31, 2013, an increase of $63.1 million compared to $346.2 million for the year ended December 31, 2012. This was driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year, which was from net inflows and market appreciation.

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

Performance Fees were $92.5 million for the year ended December 31, 2012, an increase of $80.2 million compared to $12.2 million for the year ended December 31, 2011, primarily due to higher returns. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 8.6% during the year ended December 31, 2012. Fee-Earning Assets Under Management related to funds of funds above their respective high-water marks and/or hurdle, and therefore eligible for Performance Fees, increased during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was a result of the better performance of the underlying assets of the segment.

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

Expenses

Expenses were $272.1 million for the year ended December 31, 2013, an increase of $70.1 million compared to the year ended December 31, 2012. The increase was attributable to a $44.3 million increase in Performance Fee Compensation, a $16.7 million increase in Compensation and a $9.2 million increase in Other Operating Expenses. Performance Fee Compensation was $68.6 million for the year ended December 31, 2013, an increase of $44.3 million compared to $24.4 million for the year ended December 31, 2012 due to the increase in Performance Fees Revenue. Compensation was $136.5 million for the year ended December 31, 2013, an increase of $16.7 million compared to $119.7 million for the prior year, as a portion of it was related to the segment’s results, exclusive of Performance Fees and Investment Income. Other Operating Expenses were $67.0 million for the year ended December 31, 2013, an increase of $9.2 million compared to $57.8 million for the year ended December 31, 2012, primarily resulting from an increase in interest expense allocated to the segment.

Expenses were $201.9 million for the year ended December 31, 2012, an increase of $4.2 million compared to the year ended December 31, 2011. The $4.2 million increase was primarily attributed to a $20.7 million increase in Performance Fee Compensation, partially offset by decreases in Compensation and Other Operating Expenses of $9.2 million and $7.3 million, respectively. Performance Fee Compensation was $24.4 million for the year ended December 31, 2012 compared to $3.7 million for the prior year, primarily due to the increase in Performance Fees Revenue described above. Compensation was $119.7 million for the year ended December 31, 2012, a decrease of $9.2 million, compared to $129.0 million for the prior year, primarily driven by the exit of our Asian mutual fund business. Other Operating Expenses decreased $7.3 million to $57.8 million for the year ended December 31, 2012, compared to $65.1 million for the year ended December 31, 2011, primarily due to a decrease in limited partner placement fees that corresponds to a reduction in related commitments.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark and/or Hurdle (a)
	December 31,			December 31,
	2011	2012	2013	2011	2012	2013
	(Dollars in Thousands)
BAAM Managed Funds (b)	$20,568,234	$23,790,415	$28,640,505	8%	78%	97%

Note:	Totals in graph may not add due to rounding.
(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at December 31, 2013 the incremental appreciation needed for the 3% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $54.2 million, a decrease of $213.4 million, or 79.7%, compared to $267.6 million at December 31, 2012. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of December 31, 2013, 30% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2013
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	13%	11%	7%	6%	10%	8%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite, formerly known as BAAM’s Core Funds Composite, covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents the results of operations for our Credit segment:

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$398,158	$345,277	$238,547	$52,881	15%	$106,730	45%
Transaction and Other Fees, Net	28,586	40,875	1,880	(12,289)	-30%	38,995	N/M
Management Fee Offsets	(40,329)	(5,004)	(390)	(35,325)	-706%	(4,614)	N/M

Total Management Fees, Net	386,415	381,148	240,037	5,267	1%	141,111	59%

Performance Fees
Realized
Carried Interest	127,192	52,511	78,670	74,681	142%	(26,159)	-33%
Incentive Fees	220,736	192,375	67,928	28,361	15%	124,447	183%
Unrealized
Carried Interest	108,078	162,045	24,610	(53,967)	-33%	137,435	558%
Incentive Fees	1,107	(38,234)	(29,360)	39,341	N/M	(8,874)	-30%

Total Performance Fees	457,113	368,697	141,848	88,416	24%	226,849	160%

Investment Income (Loss)
Realized	4,098	15,611	11,299	(11,513)	-74%	4,312	38%
Unrealized	13,951	4,769	(708)	9,182	193%	5,477	N/M

Total Investment Income	18,049	20,380	10,591	(2,331)	-11%	9,789	92%
Interest and Dividend Revenue	18,146	9,330	3,369	8,816	94%	5,961	177%
Other	527	(1,174)	(853)	1,701	N/M	(321)	-38%

Total Revenues	880,250	778,381	394,992	101,869	13%	383,389	97%

Expenses
Compensation and Benefits
Compensation	186,514	182,077	128,588	4,437	2%	53,489	42%
Performance Fee Compensation
Realized
Carried Interest	69,411	30,336	32,047	39,075	129%	(1,711)	-5%
Incentive Fees	111,244	103,902	47,850	7,342	7%	56,052	117%
Unrealized
Carried Interest	57,147	97,562	19,033	(40,415)	-41%	78,529	413%
Incentive Fees	508	(45,262)	(24,099)	45,770	N/M	(21,163)	-88%

Total Compensation and Benefits	424,824	368,615	203,419	56,209	15%	165,196	81%
Other Operating Expenses	96,940	84,488	49,955	12,452	15%	34,533	69%

Total Expenses	521,764	453,103	253,374	68,661	15%	199,729	79%

Economic Income	$358,486	$325,278	$141,618	$33,208	10%	$183,660	130%

N/M	Not meaningful.

Revenues

Revenues were $880.3 million for the year ended December 31, 2013, an increase of $101.9 million compared to $778.4 million for the year ended December 31, 2012. This change was primarily attributable to increases of $88.4 million in Performance Fees and $5.3 million in Total Management Fees.

Performance Fees were $457.1 million for the year ended December 31, 2013, an increase of $88.4 million compared to the prior year. This change was primarily attributable to higher returns in our hedge fund strategies funds and continued strong underlying company performance in the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 18.2% for the hedge funds, 17.9% for the mezzanine funds and 24.3% for the rescue lending funds for the year ended December 31, 2013.

Total Management Fees were $386.4 million for the year ended December 31, 2013, an increase of $5.3 million compared to $381.1 million for the year ended December 31, 2012. This change was primarily attributable to an increase of $52.9 million in Base Management Fees due to the growth in Fee-Earning Assets Under Management and partially offset by an increase of $35.3 million in Management Fee Offsets (primarily due to a $29.6 million adjustment in connection with placement fees reimbursed to investors in certain drawdown funds from the second quarter of 2011 through the third quarter of 2013) and a decrease of $12.3 million in Transaction and Other Fees.

Revenues were $778.4 million for the year ended December 31, 2012, an increase of $383.4 million compared to the year ended December 31, 2011. This change was primarily attributable to increases of $226.8 million in Performance Fees and $141.1 million in Total Management Fees.

Performance Fees were $368.7 million for the year ended December 31, 2012, an increase of $226.8 million compared to the prior year. This change was attributable to a higher rate of appreciation in our investment funds driven by favorable credit markets and strong underlying company performance in the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 13.4% for the hedge funds, 26.2% for the mezzanine funds and 15.7% for the rescue lending funds for the year ended December 31, 2012.

Total Management Fees were $381.1 million for the year ended December 31, 2012, an increase of $141.1 million compared to the prior year. This change was primarily attributable to an increase of $106.7 million in Base Management Fees due to the significant growth in our Fee-Earning Assets Under Management and an increase of $39.0 million in Transaction and Other Fees primarily due to waiver and amendment fees earned by certain CLOs.

Expenses

Expenses were $521.8 million for the year ended December 31, 2013, an increase of $68.7 million compared to $453.1 million for the year ended December 31, 2012. The increase in expenses was primarily attributable to increases of $51.8 million in Performance Fee Compensation due to the increase in Performance Fees Revenue and $12.5 million in Other Operating Expenses primarily due to an increase in interest expense allocated to the segment, partially offset by a reduction in fund start-up costs.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Average Annual Returns (a)
	Periods Ended December 31, 2013
	One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	24%	18%	17%	12%	21%	16%	13%	10%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Year Ended December 31,						December 31, 2013 Inception to Date
	2013		2012		2011		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	26%	18%	37%	26%	28%	22%	26%	19%
Rescue Lending Funds (c)	33%	24%	21%	16%	4%	2%	24%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds, as applicable, for the significant mezzanine funds. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of December 31, 2013, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$410,514	$357,417	$382,240	$53,097	15%	$(24,823)	-6%
Transaction and Other Fees, Net	1,105	295	321	810	275%	(26)	-8%

Total Advisory and Transaction Fees	411,619	357,712	382,561	53,907	15%	(24,849)	-6%

Investment Income (Loss)
Realized	(1,625)	1,392	594	(3,017)	N/M	798	134%
Unrealized	739	1,348	304	(609)	-45%	1,044	343%

Total Investment Income (Loss)	(886)	2,740	898	(3,626)	N/M	1,842	205%
Interest and Dividend Revenue	8,020	7,157	6,799	863	12%	358	5%
Other	1,450	(804)	(383)	2,254	N/M	(421)	-110%

Total Revenues	420,203	366,805	389,875	53,398	15%	(23,070)	-6%

Expenses
Compensation and Benefits
Compensation	262,314	235,137	248,695	27,177	12%	(13,558)	-5%
Other Operating Expenses	82,205	84,589	81,538	(2,384)	-3%	3,051	4%

Total Expenses	344,519	319,726	330,233	24,793	8%	(10,507)	-3%

Economic Income	$75,684	$47,079	$59,642	$28,605	61%	$(12,563)	-21%

N/M	Not meaningful.

Revenues

Revenues were $420.2 million for the year ended December 31, 2013, an increase of $53.4 million, or 15%, compared to $366.8 million for the year ended December 31, 2012. The increase in revenues was driven primarily by increases in Restructuring and Reorganization, capital markets and the fund placement business, partially offset by a decrease in Blackstone Advisory Partners’ (“BAP”) financial and strategic advisory business. The increase in Restructuring and Reorganization was primarily driven by an increase in the number and size of transactions compared to the prior year. The capital markets business was formed in late 2012 and during the year ended December 31, 2013 acted as underwriter or arranger for 26 deals. The increase in fees earned by the fund placement business was due primarily to an increase in the number of transactions that closed during the period. BAP experienced a decrease in revenues related to the overall decline in the mergers and acquisitions market, lower fees on closed transactions and timing of some deals.

Revenues were $366.8 million for the year ended December 31, 2012, a decrease of $23.1 million, or 6%, compared to $389.9 million for the year ended December 31, 2011. The decrease in revenues was driven primarily by decreases in the fund placement business and in BAP’s business, partially offset by an increase in Restructuring and Reorganization. The decrease in fees earned by the fund placement business was due to decreases in the fundraising of capital from institutional investors for alternative investment products compared to the prior year. The decrease in BAP’s business was due to a small decline in the number and size of transactions completed relative to the prior year. The increase in Restructuring and Reorganization was driven primarily by an increase in the size and number of transactions that closed in 2012 compared to the prior year.

Expenses

Expenses were $344.5 million for the year ended December 31, 2013, an increase of $24.8 million, or 8%, compared to $319.7 million for the year ended December 31, 2012. Compensation increased $27.2 million compared to $235.1 million for the year ended December 31, 2012, principally due to an overall increase in total fee revenue across the segment. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses decreased $2.4 million from the year ended December 31, 2012.

Expenses were $319.7 million for the year ended December 31, 2012, a decrease of $10.5 million, or 3%, compared to $330.2 million for the year ended December 31, 2011. Compensation and Benefits decreased $13.6 million compared to the year ended December 31, 2011, principally due to decreases in compensation expense in our BAP and fund placement businesses, partially offset by an increase in such costs in Restructuring and Reorganization. Compensation expense for these businesses is related to their financial performance. Other Operating Expenses increased $3.1 million over the year ended December 31, 2011, principally due to increases in consulting fees related to various non-recurring deals and other expenses allocated to the segment.

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

Total assets were $29.7 billion as of December 31, 2013, up slightly from December 31, 2012. Total liabilities were $15.3 billion as of December 31, 2013, a decrease of $2.4 billion from December 31, 2012. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $2.6 billion resulting from the deconsolidation of certain CLO vehicles and loan repayments.

For the year ended December 31, 2013, we had Total Fee Related Revenues of $2.3 billion and related expenses of $1.6 billion, generating Fee Related Earnings of $745.5 million and Distributable Earnings of $1.9 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. As of December 31, 2013, Blackstone had $832.0 million in cash, $1.2 billion invested in Blackstone’s Treasury Cash Management Strategies, $114.3 million invested in liquid Blackstone Funds, $2.5 billion invested in illiquid Blackstone Funds and $201.5 million invested in other investments, against $1.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(c)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	2013	2012	2011
Net Income (Loss) Attributable to The Blackstone Group L.P.	**$ 1,171,202**	**$ 218,598**	**$ (168,303)**
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,845	407,727	(83,234)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	198,557	99,959	7,953
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	183,315	103,598	(24,869)
Net Income (Loss)	**$ 2,892,919**	**$ 829,882**	**$ (268,453)**
Provision for Taxes	255,642	185,023	345,711
Income Before Provision for Taxes	**$ 3,148,561**	**$ 1,014,905**	**$ 77,258**
IPO and Acquisition-Related Charges[(a)]	722,707	1,079,511	1,269,932
Amortization of Intangibles[(b)]	106,643	150,148	220,865
(Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities[(c)]	(381,872)	(203,557)	16,916
Economic Income	**$ 3,596,039**	**$ 2,041,007**	**$ 1,584,971**
Taxes[(d)]	(82,164)	(45,708)	(45,763)
Economic Net Income	**$ 3,513,875**	**$ 1,995,299**	**$ 1,539,208**
Taxes[(d)]	82,164	45,708	45,763
Performance Fee Adjustment[(e)]	(3,556,373)	(1,593,765)	(1,174,526)
Investment Income (Loss) Adjustment[(f)]	(687,805)	(286,244)	(185,264)
Investment Income - Blackstone's Treasury Cash Management Strategies[(g)]	(19,574)	25,769	4,600
Performance Fee Compensation and Benefits Adjustment[(h)]	1,413,182	513,546	316,712
Fee Related Earnings	**$ 745,469**	**$ 700,313**	**$ 546,493**
Realized Performance Fees[(i)]	960,175	392,411	128,409
Realized Investment Income[(j)]	170,471	95,398	102,575
Adjustment Related to Realized Investment Income (Loss) - Blackstone's Treasury Cash Management Strategies[(k)]	13,194	(21,872)	(6,057)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(l)]	(156,734)	(132,325)	(74,696)
Equity-Based Compensation[(m)]	130,124	90,040	84,626
Distributable Earnings	**$ 1,862,699**	**$ 1,123,965**	**$ 781,350**
Interest Expense	103,904	69,152	53,201
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(l)]	156,734	132,325	74,696
Depreciation and Amortization	35,441	42,235	32,764
Adjusted EBITDA	**$ 2,158,778**	**$ 1,367,677**	**$ 942,011**

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) – Realized.
(k)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2013 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
Private Equity	(Dollars in Thousands)
BCP VI	$719,718	$544,197	$250,000	$185,791
BCP V	629,356	70,500	—	—
BEP	50,000	39,976	—	—
Tactical Opportunities	96,931	71,177	21,420	13,070
Strategic Partners	16,110	15,035	—	—
Other (b)	213,810	16,666	—	—

Real Estate Funds
BREP VII	300,000	124,544	100,000	35,301
BREP VI	750,000	44,097	150,000	14,699
BREP Europe III	100,000	19,300	35,000	7,538
BREP Europe IV	100,000	88,626	33,333	29,542
BREP Asia	50,000	40,817	16,667	13,973
BREDS II	50,000	27,914	16,667	9,305
CT Opportunity Partners I	25,000	18,537	—	—
Other (b)	138,314	9,994	—	—

Hedge Fund Solutions
Strategic Alliance II	50,000	16,936	—	—
Strategic Alliance	50,000	2,033	—	—

Credit
Capital Opportunities Fund II L.P.	120,000	98,638	109,947	90,375
GSO Capital Solutions II	125,000	125,000	94,637	94,637
Blackstone/GSO Capital Solutions	50,000	9,684	27,666	5,358
Blackstone Credit Liquidity Partners	32,244	1,612	—	—
BMezz II	17,692	3,085	—	—
Other (b)	53,046	34,005	2,996	1,697

Other
Treasury	175,862	73,372	—	—

Total	$3,913,083	$1,495,745	$858,333	$501,286

(a)

For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described below will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.

Blackstone, through indirect subsidiaries, has a $1.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of July 13, 2017. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2013, no units were repurchased. As of December 31, 2013, the amount remaining under this program available for repurchases was $335.8 million.

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

The following chart shows fiscal quarterly and annual per common unitholder distributions for 2011, 2012 and 2013. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2013, we have paid to common unitholders distributions of $0.30, $0.23, $0.23 and $0.58 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $1.34 per common unit. With respect to fiscal years 2012 and 2011, we paid aggregate common unitholder distributions of $0.72 per common unit and $0.52 per common unit, respectively.

With respect to fiscal year 2013, we have paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.31, $0.28, $0.26 and $0.67 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $1.52 per Blackstone Holdings Partnership Unit. With respect to fiscal years 2012 and 2011, we paid aggregate distributions of $0.88 per Blackstone Holdings Partnership Unit and $0.58 per Blackstone Holdings Partnership Unit, respectively.

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

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2013	$149.0	$316.3	$76.2
Balance, December 31, 2012	$248.0	$142.3	$226.4
Year Ended December 31, 2013
Average Daily Balance	$163.2	$105.3	$136.1
Maximum Daily Balance	$290.9	$322.8	$276.6

Our private equity funds, real estate funds, funds of hedge funds and credit-focused funds have not historically utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 20% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

Certain of our Hedge Fund Solutions and Credit funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

Critical Accounting Policies

We prepare our Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Where the VIEs have qualified for the deferral of the current consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

Management and Advisory Fees, Net—Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees, advisory fees and management fee reductions and offsets.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital, or in some cases, a fixed fee. Base management fees are recognized based on contractual terms specified in the underlying investment advisory agreements. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.75% of committed capital or invested capital during the investment period,

•	0.50% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.25% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.30% to 1.35% of net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

The investment adviser of BXMT receives annual management fees based upon 1.5% of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its GAAP net income excluding certain non-cash and other items), subject to certain adjustments.

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

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Consolidated Statements of Financial Condition. Management fees paid by limited partners to the Blackstone Funds and passed on to Blackstone are not considered affiliate revenues.

Performance Fees—Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback or reversal.

In certain fund structures, specifically in private equity, real estate and certain Hedge Fund Solutions and credit-focused funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

Investment Income (Loss)—Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits—Compensation—Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

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

•

Level III—Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, certain over-the-counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds that use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles are classified within Level III of the fair value hierarchy.

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

Funds of Hedge Funds—The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, the Partnership may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies.

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the existence of redemption restrictions, if any, as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the Investment Company Guide, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the accompanying Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008 and the acquisition of Strategic Partners in 2013.

The carrying value of goodwill was $1.8 billion as of December 31, 2013 and $1.7 billion as of December 31, 2012. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of December 31, 2013 and 2012, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of December 31, 2013 and 2012 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 18. “Commitments and Contingencies—Commitments, Operating Leases;—Commitments, Investment Commitments; and—Contingencies, Guarantees”.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2013 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2014	2015–2016	2017–2018	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$71,286	$128,687	$110,658	$189,150	$499,781
Purchase Obligations	14,910	7,230	132	—	22,272
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	96,890	193,762	193,762	523,634	1,008,048
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	8,066	5,009	—	9,826,621	9,839,696
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	107,492	214,620	214,524	277,015	813,651
Blackstone Funds Capital Commitments to Investee Funds (f)	54,617	—	—	—	54,617
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	80,565	148,981	145,826	895,659	1,271,031
Unrecognized Tax Benefits, Including Interest and Penalties (h)	558	499	—	—	1,057
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,495,745	—	—	—	1,495,745

Consolidated Contractual Obligations	1,930,129	698,788	664,902	13,347,079	16,640,898
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(8,066)	(5,009)	—	(9,826,621)	(9,839,696)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(107,492)	(214,620)	(214,524)	(277,015)	(813,651)
Blackstone Funds Capital Commitments to Investee Funds (f)	(54,617)	—	—	—	(54,617)

Blackstone Operating Entities Contractual Obligations	$1,759,954	$479,159	$450,378	$3,243,443	$5,932,934

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2013, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2013, at spreads to market rates pursuant to the financing agreements, and range from

0.30% to 10.91%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 17. “Related Party Transactions” (see “—Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $0.3 million and interest and penalties of $0.7 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $18.5 million and interest of $5.0 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 18. “Commitments and Contingencies—Contingencies—Guarantees” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2013.

Clawback Obligations

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points through 2018. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

During the year ended December 31, 2013, the Blackstone general partners paid a cash clawback obligation of $89.7 million relating to Blackstone Communications Partners (“BCOM”) of which $70.6 million was paid by Blackstone Holdings and $19.1 million by current and former Blackstone personnel.

As of December 31, 2013, the total clawback obligations were $4.3 million, of which $2.7 million related to Blackstone Holdings and $1.6 million related to current and former Blackstone personnel. (See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2013 and December 31, 2012, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2013	2012
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	31%	27%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2013 and December 31, 2012, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2013			2012
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$72,894	$851,121	$300,786	$51,672	$1,175,115	$256,479

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2013
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$42,775,480	62%
Real Estate	$60,326,590	66%
Hedge Fund Solutions	$54,292,940	74%
Credit	$34,155,174	43%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk Factors” above. Also see “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2013 and December 31, 2012, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2013			2012
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$23,300	$172,236	$39,219	$13,175	$123,435	$34,448

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2013 and December 31, 2012, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2013	2012
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$131	$301

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

	December 31,
	2013			2012
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$8,251	(a)	$8,374	$22,107	(a)	$5,425

(a)	As of December 31, 2013 and 2012, this represents 0.4% and 1.0% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2013	2012
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$22,865	$20,060

(a)	As of December 31, 2013 and 2012, this represents 1.1% and 0.9% of the Treasury Liquidity Portfolio, respectively.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2014

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2013	December 31, 2012
Assets
Cash and Cash Equivalents	$831,998	$709,502
Cash Held by Blackstone Funds and Other	1,045,882	1,404,411
Investments (including assets pledged of $316,564 and $141,931 at December 31, 2013 and December 31, 2012, respectively)	21,729,523	20,847,270
Accounts Receivable	888,356	638,164
Reverse Repurchase Agreements	148,984	248,018
Due from Affiliates	1,192,044	1,120,067
Intangible Assets, Net	560,748	598,535
Goodwill	1,787,392	1,703,602
Other Assets	284,472	376,372
Deferred Tax Assets	1,209,207	1,285,611

Total Assets	$29,678,606	$28,931,552

Liabilities and Partners’ Capital
Loans Payable	$10,466,504	$13,051,404
Due to Affiliates	1,436,859	2,002,644
Accrued Compensation and Benefits	2,132,939	1,254,978
Securities Sold, Not Yet Purchased	76,195	226,425
Repurchase Agreements	316,352	142,266
Accounts Payable, Accrued Expenses and Other Liabilities	872,086	1,038,888

Total Liabilities	15,300,935	17,716,605

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,950,442	1,556,185

Partners’ Capital
Partners’ Capital (common units: 572,592,279 issued and outstanding as of December 31, 2013; 556,354,387 issued and outstanding as of December 31, 2012)	6,002,592	4,955,649
Appropriated Partners’ Capital	300,708	509,028
Accumulated Other Comprehensive Income	3,466	2,170
Non-Controlling Interests in Consolidated Entities	2,464,047	1,443,559
Non-Controlling Interests in Blackstone Holdings	3,656,416	2,748,356

Total Partners’ Capital	12,427,229	9,658,762

Total Liabilities and Partners’ Capital	$29,678,606	$28,931,552

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

	December 31, 2013	December 31, 2012
Assets
Cash Held by Blackstone Funds and Other	$618,881	$1,163,915
Investments	9,700,804	12,320,611
Accounts Receivable	231,052	187,343
Due from Affiliates	27,022	27,034
Other Assets	29,755	35,447

Total Assets	$10,607,514	$13,734,350

Liabilities
Loans Payable	$8,802,155	$11,375,877
Due to Affiliates	143,444	253,546
Accounts Payable, Accrued Expenses and Other	284,818	518,656

Total Liabilities	$9,230,417	$12,148,079

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Management and Advisory Fees, Net	$2,193,985	$2,030,693	$1,811,750

Performance Fees
Realized
Carried Interest	943,958	327,422	138,907
Incentive Fees	464,838	301,801	90,099
Unrealized
Carried Interest	2,158,010	994,190	971,518
Incentive Fees	(22,749)	(30,361)	(17,864)

Total Performance Fees	3,544,057	1,593,052	1,182,660

Investment Income
Realized	188,644	93,963	87,542
Unrealized	611,664	256,231	125,781

Total Investment Income	800,308	350,194	213,323

Interest and Dividend Revenue	64,511	40,354	37,427
Other	10,307	5,148	7,416

Total Revenues	6,613,168	4,019,441	3,252,576

Expenses
Compensation and Benefits
Compensation	1,844,485	2,091,698	2,421,712
Performance Fee Compensation
Realized
Carried Interest	257,201	96,433	43,615
Incentive Fees	200,915	140,042	55,912
Unrealized
Carried Interest	966,717	321,599	237,945
Incentive Fees	(11,651)	(44,528)	(20,759)

Total Compensation and Benefits	3,257,667	2,605,244	2,738,425
General, Administrative and Other	474,442	548,738	566,313
Interest Expense	107,973	72,870	57,824
Fund Expenses	26,658	33,829	25,507

Total Expenses	3,866,740	3,260,681	3,388,069

Other Income
Reversal of Tax Receivable Agreement Liability	20,469	—	197,816
Net Gains from Fund Investment Activities	381,664	256,145	14,935

Total Other Income	402,133	256,145	212,751

Income Before Provision for Taxes	3,148,561	1,014,905	77,258
Provision for Taxes	255,642	185,023	345,711

Net Income (Loss)	2,892,919	829,882	(268,453)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	183,315	103,598	(24,869)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	198,557	99,959	7,953
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,845	407,727	(83,234)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$1,171,202	$218,598	$(168,303)

Net Income (Loss) Per Common Unit
Common Units, Basic	$2.00	$0.41	$(0.35)

Common Units, Diluted	$1.98	$0.41	$(0.35)

Weighted-Average Common Units Outstanding
Common Units, Basic	587,018,828	533,703,606	475,582,718

Common Units, Diluted	590,546,640	538,669,070	475,582,718

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$253,877	$254,729	$317,675

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income (Loss)	$2,892,919	$829,882	$(268,453)
Other Comprehensive Income, Net of Tax—Currency Translation Adjustment	9,896	1,859	7,056

Comprehensive Income (Loss)	2,902,815	831,741	(261,397)
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	183,315	103,598	(24,869)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	207,157	101,606	17,353
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,845	407,727	(83,234)

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$1,172,498	$218,810	$(170,647)

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.				Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2010	416,092,022	$3,888,211	$470,583	$4,302	$812,354	$2,418,517	$7,593,967	$659,390
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	97,660	—	113	—	97,773	—
Net Income (Loss)	—	(168,303)	—	—	7,953	(83,234)	(243,584)	(24,869)
Allocation of Losses of Consolidated CLO Entities	—	—	(190,780)	—	190,780	—	—	—
Currency Translation Adjustment	—	—	—	(2,344)	9,400	—	7,056	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	9,400	—	(9,400)	—	—	—
Capital Contributions	—	—	—	—	279,293	—	279,293	909,425
Capital Distributions	—	(294,169)	—	—	(263,837)	(408,663)	(966,669)	(344,450)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	2,614	(2,614)	—	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(466)	—	—	—	(1,652)	(2,118)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	58,391	—	—	—	—	58,391	—
Equity-Based Compensation	—	565,438	—	—	—	761,464	1,326,902	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	1	—	—	—	1	(107,663)
Net Delivery of Vested Common Units	8,105,566	(34,590)	—	—	—	—	(34,590)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	—	—	—	—	—	(469)	(469)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(5,893)	—	—	—	5,893	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	62,055,376	228,722	—	—	—	(228,722)	—	—
Issuance of New Units	3,177,943	44,500	—	—	—	—	44,500	—

Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833

continued …

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.				Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Consolidation of Certain Funds	—	—	—	—	—	—	—	50,224
Net Income	—	218,598	—	—	99,959	407,727	726,284	103,598
Allocation of Losses of Consolidated CLO Entities	—	—	(112,869)	—	112,869	—	—	—
Currency Translation Adjustment	—	—	—	212	1,647	—	1,859	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	1,647	—	(1,647)	—	—	—
Capital Contributions	—	—	—	—	322,562	34	322,596	462,261
Capital Distributions	—	(271,890)	—	—	(116,672)	(342,640)	(731,202)	(151,713)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(4,584)	(17,392)	(21,976)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(63)	—	—	—	—	(63)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	57,356	—	—	—	—	57,356	—
Equity-Based Compensation	—	437,444	—	—	—	494,834	932,278	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(18)
Net Delivery of Vested Holdings Partnership Units and Blackstone Common Units	8,748,146	(21,453)	—	—	—	(911)	(22,364)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(2,423)	—	—	—	2,423	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	58,175,334	256,239	—	—	—	(256,239)	—	—

Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185

continued …

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.				Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Consolidation of Fund Entity	—	—	—	—	659,001	—	659,001	—
Net Income	—	1,171,202	—	—	198,557	1,339,845	2,709,604	183,315
Allocation of Losses of Consolidated CLO Entities	—	—	(186,183)	—	186,183	—	—	—
Currency Translation Adjustment	—	—	—	1,296	8,600	—	9,896	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	8,600	—	(8,600)	—	—	—
Capital Contributions	—	—	—	—	285,757	262	286,019	894,792
Capital Distributions	—	(679,082)	—	—	(306,605)	(790,397)	(1,776,084)	(555,943)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(2,403)	—	(2,403)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(43)	—	—	—	—	(43)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	80,580	—	—	—	—	80,580	—
Equity-Based Compensation	—	411,516	—	—	—	399,567	811,083	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(30,737)	—	(2)	—	(30,739)	(127,907)
Net Delivery of Vested Holdings Partnership Units and Blackstone Common Units	6,464,259	(20,366)	—	—	—	(481)	(20,847)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(2,519)	—	—	—	2,519	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,232,434	43,255	—	—	—	(43,255)	—	—
Issuance of New Units	1,541,199	42,400	—	—	—	—	42,400	—

Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$2,464,047	$3,656,416	$12,427,229	$1,950,442

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net Income (Loss)	$2,892,919	$829,882	$(268,453)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Depreciation (Appreciation) on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(1,069,479)	(397,470)	59,973
Net Realized Gains on Investments	(1,792,106)	(710,755)	(540,353)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	(506,546)	(181,481)	(116,183)
Unrealized Depreciation (Appreciation) on Hedge Activities	—	22,599	(1,283)
Non-Cash Performance Fees	(1,143,903)	(699,711)	(714,830)
Non-Cash Performance Fee Compensation	1,413,182	513,546	316,713
Equity-Based Compensation Expense	855,087	949,633	1,396,062
Excess Tax Benefits Related to Equity-Based Compensation	(5,769)	—	—
Amortization of Intangibles	95,671	139,174	207,591
Other Non-Cash Amounts Included in Net Income (Loss)	206,451	353,052	164,359
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	371,641	(367,101)	545,637
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(173,726)	(48,284)	(110,607)
Accounts Receivable	(46,580)	(60,520)	116,714
Reverse Repurchase Agreements	99,034	(108,533)	41,940
Due from Affiliates	237,169	(73,485)	(31,403)
Other Assets	15,445	51,031	(19,233)
Accrued Compensation and Benefits	(454,724)	(119,862)	(273,281)
Securities Sold, Not Yet Purchased	(142,952)	88,474	22,407
Accounts Payable, Accrued Expenses and Other Liabilities	(316,082)	(408,256)	(203,419)
Repurchase Agreements	174,629	40,417	39,177
Due to Affiliates	(216,671)	(88,425)	(3,439)
Treasury Cash Management Strategies
Investments Purchased	(4,368,096)	(3,414,291)	(3,198,632)
Cash Proceeds from Sale of Investments	4,643,886	2,729,689	3,486,836
Blackstone Funds Related
Investments Purchased	(8,245,313)	(6,845,184)	(6,113,038)
Cash Proceeds from Sale or Pay Down of Investments	11,024,774	8,389,016	6,296,358

Net Cash Provided by Operating Activities	3,547,941	583,155	1,099,613

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(25,637)	(37,020)	(36,484)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(146,117)	(188,306)	(23,744)
Changes in Restricted Cash	5,850	2,345	330

Net Cash Used in Investing Activities	(165,904)	(222,981)	(59,898)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(844,011)	(261,582)	(608,287)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,114,457	773,714	1,183,952

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2013	2012	2011
Purchase of Interests from Certain Non-Controlling Interest Holders	$(43)	$(63)	$(466)
Net Delivery of Vested Common Units and Repurchase of Common and Holdings Units	(24,140)	(22,364)	(36,711)
Excess Tax Benefits Related to Equity-Based Compensation	5,769	—	—
Proceeds from Loans Payable	11,367	633,742	13,301
Repayment and Repurchase of Loans Payable	(16,777)	(33,168)	(27,424)
Distributions to Unitholders	(1,469,479)	(614,530)	(702,832)
Blackstone Funds Related
Proceeds from Loans Payable	53,917	17,820	342,133
Repayment of Loans Payable	(2,090,674)	(898,980)	(1,037,181)

Net Cash Used in Financing Activities	(3,259,614)	(405,411)	(873,515)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	73	(5)	(77)

Net Increase (Decrease) in Cash and Cash Equivalents	122,496	(45,242)	166,123
Cash and Cash Equivalents, Beginning of Period	709,502	754,744	588,621

Cash and Cash Equivalents, End of Period	$831,998	$709,502	$754,744

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$125,361	$80,159	$81,407

Payments for Income Taxes	$69,858	$30,234	$43,945

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$63,273	$6,803	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(18,537)	$(6,803)	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(6,029)	$(5,409)	$(2,775)

Net Assets Related to the Consolidation of CLO Vehicles	$—	$233,541	$97,773

Net Assets Related to the Consolidation of Certain Fund Entities	$659,001	$50,224	$—

In-kind Redemption of Capital	$—	$(2,017)	$(52,467)

In-kind Contribution of Capital	$2,323	$2,017	$8,705

Notes Issuance Costs	$—	$4,788	$—

Transfer of Interests to Non-Controlling Interest Holders	$(2,403)	$(4,584)	$2,614

Change in The Blackstone Group L.P.’s Ownership Interest	$(2,519)	$(2,423)	$(5,893)

Net Settlement of Vested Common Units	$153,522	$167,046	$186,644

Conversion of Blackstone Holdings Units to Common Units	$43,255	$256,239	$228,722

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(113,757)	$(204,320)	$(300,471)

Due to Affiliates	$33,177	$146,964	$242,080

Partners’ Capital	$80,580	$57,356	$58,391

Issuance of New Units	$42,400	$—	$44,500

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries (“Blackstone” or the “Partnership”), is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, collateralized debt obligation (“CDO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory, capital markets and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”), and Blackstone’s other senior managing directors. The activities of the Partnership are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings”, “Blackstone Holdings Partnerships” or the “Holding Partnerships”). The Partnership, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships.

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

The consolidated financial statements include the accounts of the Partnership, its wholly owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Partnership is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is presumed to have control.

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

Where the VIEs have qualified for the deferral of the current consolidation guidance, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

Management and Advisory Fees, Net—Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees, advisory fees and management fee reductions and offsets.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital, or in some cases, a fixed fee. Base management fees are recognized based on contractual terms specified in the underlying investment advisory agreements.

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

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and fund placement services for alternative investment funds. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured. Fund placement fees are recognized as earned upon the acceptance by a fund of capital or capital commitments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Consolidated Statements of Financial Condition. Management fees paid by limited partners to the Blackstone Funds and passed on to Blackstone are not considered affiliate revenues.

Performance Fees—Performance Fees earned on the performance of Blackstone’s hedge fund structures (“Incentive Fees”) are recognized based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each hedge fund’s governing agreements. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone’s offshore hedge funds as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition. Accrued but unpaid Incentive Fees on onshore funds as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition. Incentive Fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to clawback or reversal.

In certain fund structures, specifically in private equity, real estate and certain Hedge Fund Solutions and credit-focused funds (“Carry Funds”), performance fees (“Carried Interest”) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Consolidated Statements of Financial Condition.

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

Investment Income (Loss)—Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments, and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

•

Level III—Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, certain over-the-counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds that use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions, and/or the ability to side pocket investments, irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles are classified within Level III of the fair value hierarchy.

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

Funds of Hedge Funds—The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, the Partnership may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Partnership will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP.

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the existence of redemption restrictions, if any, as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee which is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the Investment Company Guide, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

Equity Method Investments

Investments in which the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Consolidated Statements of Operations. The carrying amounts of equity method investments are reflected in Investments in the Consolidated Statements of Financial Condition. As the underlying investments of the Partnership’s equity method investments in Blackstone Funds are reported at fair value, the carrying value of the Partnership’s equity method investments approximates fair value.

Cash and Cash Equivalents

Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in Interest and Dividend Revenue in the Consolidated Statements of Operations.

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the accompanying Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008 and the acquisition of Strategic Partners in 2013. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and three to seven years for other fixed assets. The Partnership evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Non-Controlling Interests in Consolidated Entities

Non-Controlling Interests in Consolidated Entities represent the component of Partners’ Capital in consolidated Blackstone Funds held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Compensation and Benefits

Compensation and Benefits—Compensation—Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis. Equity-based awards that do not require future service are expensed immediately. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

Compensation and Benefits—Performance Fee—Performance Fee Compensation consists of Carried Interest and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

Other Income

Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations include net realized gains (losses) from realizations and sales of investments, the net change in unrealized gains (losses) resulting from changes in the fair value of investments and interest income and expense and dividends attributable to the consolidated Blackstone Funds’ investments.

Expenses incurred by consolidated Blackstone funds are separately presented within Fund Expenses in the Consolidated Statements of Operations.

In 2013 and 2011, Other Income included the amount attributable to the Reversal of the Tax Receivable Agreement Liability. This is income attributable to a change in tax rate as discussed in Note 14. “Income Taxes”.

Income Taxes

The Blackstone Holdings Partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or non-U.S. income taxes. In addition, certain of the wholly owned subsidiaries of the Partnership and the Blackstone Holdings Partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to the Partnership’s share of this income tax is reflected in the Consolidated Financial Statements.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone uses the flow-through method to account for investment tax credits. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative and Other expenses within the Consolidated Statements of Operations.

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

The Partnership takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. The Partnership also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Consolidated Statements of Financial Condition.

Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 12. “Offsetting of Assets and Liabilities”.

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

For freestanding derivative contracts, the Partnership presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains (Losses) from Fund Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss) in the Consolidated Statements of Operations. The fair value of freestanding derivative assets are recorded within Investments and freestanding derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

The Partnership has elected to not offset derivative assets and liabilities or financial assets in its Consolidated Statements of Financial Condition, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Partnership, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments”.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s disclosures regarding offsetting are discussed in Note 12. “Offsetting of Assets and Liabilities”.

Affiliates

Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.

Distributions

Distributions are reflected in the consolidated financial statements when declared.

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

In May 2011, the FASB issued amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. The amended guidance specified that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments included requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements was provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarified that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (for example, a blockage factor) rather than as a characteristic of the asset or liability (for example, a control premium) are not permitted in a fair value measurement.

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

In December 2011, the FASB issued a deferral of the effective date for certain disclosures relating to comprehensive income, specifically with respect to the presentation of reclassifications of items out of accumulated other comprehensive income. The deferral was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance did not change the requirement for reporting net income or other comprehensive income in financial statements. However, the amendments required an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

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

Acquisition of Strategic Partners Fund Solutions

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

The Partnership incurred $2.1 million of acquisition-related costs which were expensed as incurred and are reflected within General, Administrative and Other in the Consolidated Statements of Operations.

Goodwill and Intangible Assets

Goodwill has been allocated to each of the Partnership’s five segments as follows: Private Equity ($778.3 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit ($346.4 million) and Financial Advisory ($68.9 million).

The carrying value of goodwill was $1.8 billion as of December 31, 2013 and $1.7 billion as of December 31, 2012. As of December 31, 2013 and 2012, the Partnership evaluated that it was not more likely than not that the fair value of its operating segments was less than their respective carrying values.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Intangible Assets, Net consists of the following:

	December 31,
	2013	2012
Finite-Lived Intangible Assets / Contractual Rights	$1,594,128	$1,536,244
Accumulated Amortization	(1,033,380)	(937,709)

Intangible Assets, Net	$560,748	$598,535

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2013	2012	2011
Balance, Beginning of Year	$598,535	$595,488	$779,311
Amortization Expense	(95,671)	(139,174)	(207,591)
Acquisitions	57,884	142,221	23,768

Balance, End of Year	$560,748	$598,535	$595,488

Amortization of Intangible Assets held at December 31, 2013 is expected to be $102.3 million, $95.8 million, $85.6 million, $46.5 million, and $46.5 million for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Blackstone’s intangible assets as of December 31, 2013 are expected to amortize over a weighted-average period of 7.4 years.

4.    INVESTMENTS

Investments consist of the following:

	December 31,
	2013	2012
Investments of Consolidated Blackstone Funds	$12,521,248	$14,026,745
Equity Method Investments	3,309,879	2,582,504
Blackstone’s Treasury Cash Management Strategies	1,104,800	1,411,680
Performance Fees	4,674,792	2,780,217
Other Investments	118,804	46,124

	$21,729,523	$20,847,270

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $487.8 million and $500.5 million at December 31, 2013 and December 31, 2012, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income—Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2013	2012	2011
Realized Gains (Losses)	$205,741	$(3,502)	$226,427
Net Change in Unrealized Gains (Losses)	(26,800)	58,602	(308,364)

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	178,941	55,100	(81,937)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	202,723	201,045	96,872

Other Income—Net Gains from Fund Investment Activities	$381,664	$256,145	$14,935

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended December 31, 2013, 2012 and 2011, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Blackstone holds a 40% non-controlling equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) and accounts for this interest using the equity method of accounting.

The Partnership recognized net gains related to its equity method investments of $591.9 million, $199.7 million and $135.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2013 are as follows:

	December 31, 2013 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Other (a)	Total

Statement of Financial Condition
Assets
Investments	$35,516,755	$57,053,881	$11,529,163	$12,150,918	$26,839	$116,277,556
Other Assets	389,265	3,441,977	1,114,404	2,678,742	128,826	7,753,214

Total Assets	$35,906,020	$60,495,858	$12,643,567	$14,829,660	$155,665	$124,030,770

Liabilities and Partners’ Capital
Debt	$1,691,018	$3,013,762	$63,830	$1,165,405	$967	$5,934,982
Other Liabilities	54,909	886,445	689,964	1,131,557	14,222	2,777,097

Total Liabilities	1,745,927	3,900,207	753,794	2,296,962	15,189	8,712,079

Partners’ Capital	34,160,093	56,595,651	11,889,773	12,532,698	140,476	115,318,691

Total Liabilities and Partners’ Capital	$35,906,020	$60,495,858	$12,643,567	$14,829,660	$155,665	$124,030,770

Statement of Operations
Interest Income	$294,171	$140,879	$224	$630,902	$4	$1,066,180
Other Income	10,580	752,184	89,632	30,937	101,214	984,547
Interest Expense	(37,846)	(51,544)	(310)	(68,973)	—	(158,673)
Other Expenses	(88,957)	(108,580)	(71,326)	(105,706)	(65,197)	(439,766)
Net Realized and Unrealized Gain from Investments	9,002,197	13,225,141	1,127,173	1,979,078	2,944	25,336,533

Net Income	$9,180,145	$13,958,080	$1,145,393	$2,466,238	$38,965	$26,788,821

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

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

Statement of Operations
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

Statement of Operations
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

	Year Ended December 31,
	2013	2012	2011
Realized Gains (Losses)	$(5,793)	$9,095	$9,738
Net Change in Unrealized Gains (Losses)	(9,342)	(502)	641

	$(15,135)	$8,593	$10,379

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total

Performance Fees, December 31, 2012	$780,474	$1,633,279	$6,214	$360,250	$2,780,217
Performance Fees Allocated as a Result of Changes in Fund Fair Values	614,554	2,084,222	68,609	214,372	2,981,757
Foreign Exchange Gain	—	7,733	—	—	7,733
Fund Distributions	(423,168)	(456,628)	(65,355)	(149,764)	(1,094,915)

Performance Fees, December 31, 2013	$971,860	$3,268,606	$9,468	$424,858	$4,674,792

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2013	2012	2011
Realized Gains	$13,468	$743	$948
Net Change in Unrealized Gains (Losses)	(6,758)	(371)	(21,968)

	$6,710	$372	$(21,020)

5.    NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2013 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$142,547	$3,590	(a	)	(a	)
Credit Driven	180,996	—	(b	)	(b	)
Event Driven	121,455	—	(c	)	(c	)
Equity	424,971	—	(d	)	(d	)
Commodities	58,621	—	(e	)	(e	)

	$928,590	$3,590

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 65% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 28% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

restriction may lapse cannot be estimated. The remaining 7% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 18% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 94% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 6% of the total fair value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted for investments representing 95% of the fair value of investments in this category. Distributions will be received as the underlying investments are liquidated. The remaining 5% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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

	December 31, 2013				December 31, 2012
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone—Other
Interest Rate Contracts	$1,994,276	$8,521	$1,083,140	$2,676	$689,300	$55,270	$636,555	$4,116
Foreign Currency Contracts	166,066	1,480	163,787	1,015	16,771	74	7,025	81
Total Return Swaps	326,929	342	—	—	—	—	—	—
Credit Default Swaps	—	—	10,000	591	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	396,569	30,830	239,037	10,018	435,229	37,898	301,551	17,101
Interest Rate Contracts	62,193	3,726	—	—	165,517	6,132	90,500	772

Total	$2,946,033	$44,899	$1,495,964	$14,300	$1,306,817	$99,374	$1,035,631	$22,070

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2013	2012	2011
Fair Value Hedges—Interest Rate Swaps
Hedge Ineffectiveness	$—	$548	$4,649

Excluded from Assessment of Effectiveness	$—	$(938)	$(3,465)

Realized Gain	$—	$22,941	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$34,206	$(2,752)	$(8,634)
Foreign Currency Contracts	4,022	(3,816)	1,739
Credit Default Swaps	752	(1)	(111)
Other	—	—	(153)

Total	$38,980	$(6,569)	$(7,159)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(1,947)	$12,134	$8,718
Foreign Currency Contracts	2,636	(5,523)	(33,408)
Other	392	—	(7)

Total	$1,081	$6,611	$(24,697)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Since the inception of the above mentioned hedge designation, Blackstone recognized a $64.2 million increase in the fair value of the hedged borrowing. This basis adjustment is being accreted using the effective interest method through August 15, 2019, the remaining term of the hedged borrowing.

As of December 31, 2013, 2012 and 2011, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

7.    FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2013	2012
Assets
Loans and Receivables	$137,788	$30,663
Equity and Preferred Securities	88,568	16,147
Assets of Consolidated CLO Vehicles
Corporate Loans	8,466,889	11,053,513
Corporate Bonds	161,382	162,456
Other	41,061	18,285

	$8,895,688	$11,281,064

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$8,302,572	$10,695,136
Subordinated Notes	610,435	846,471

	$8,913,007	$11,541,607

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2013		2012		2011
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$43	$(1,101)	$(308)	$(375)	$—	$(228)
Equity and Preferred Securities	(2,833)	7,273	(353)	500	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	37,464	172,968	(35,428)	554,628	76,314	(396,946)
Corporate Bonds	4,510	(5,058)	393	13,264	1,099	(7,605)
Other	2,647	(476)	2,425	11,889	13,296	29,908

	$41,831	$173,606	$(33,271)	$579,906	$90,709	$(374,871)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(6,078)	$(485,655)	$17	$(603,250)	$5,798	$58,067
Subordinated Notes	—	96,991	—	(69,141)	4,694	44,061

	$(6,078)	$(388,664)	$17	$(672,391)	$10,492	$102,128

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2013			December 31, 2012
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(533)	$—	$—	$(292)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(281,254)	57,837	(176,379)	(586,450)	35,322	(73,291)
Corporate Bonds	(1,789)	—	—	(984)	831	(44)

	$(283,576)	$57,837	$(176,379)	$(587,726)	$36,153	$(73,335)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2013 and 2012, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$897,843	$897,843
Equity Securities	51,147	130,816	193,699	375,662
Partnership and LLC Interests	—	88,555	1,254,903	1,343,458
Debt Instruments	—	1,154,902	45,495	1,200,397
Assets of Consolidated CLO Vehicles
Corporate Loans		7,537,661	929,228	8,466,889
Corporate Bonds	—	161,382	—	161,382
Freestanding Derivatives—Foreign Currency Contracts	—	30,830	—	30,830
Freestanding Derivatives—Interest Rate Contracts	—	3,726	—	3,726
Other	3,477	—	37,584	41,061

Total Investments of Consolidated Blackstone Funds	54,624	9,107,872	3,358,752	12,521,248
Blackstone’s Treasury Cash Management Strategies	19,629	1,041,039	44,132	1,104,800
Money Market Funds	173,781	—	—	173,781
Freestanding Derivatives
Interest Rate Contracts	7,423	1,098	—	8,521
Foreign Currency Contracts	—	1,480	—	1,480
Total Return Swaps	—	342	—	342
Loans and Receivables	—	—	137,788	137,788
Other Investments	87,068	17,270	14,466	118,804

	$342,525	$10,169,101	$3,555,138	$14,066,764

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$8,302,572	$8,302,572
Subordinated Notes	—	—	610,435	610,435
Freestanding Derivatives—Foreign Currency Contracts	—	10,018	—	10,018
Freestanding Derivatives
Interest Rate Contracts	2,484	192	—	2,676
Foreign Currency Contracts	—	1,015	—	1,015
Credit Default Swaps	—	591	—	591
Securities Sold, Not Yet Purchased	—	76,195	—	76,195

	$2,484	$88,011	$8,913,007	$9,003,502

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of December 31, 2013 and 2012, respectively:

	Year Ended December 31,
	2013	2012
Transfers from Level I into Level II (a)	$28,670	$15,928
Transfers from Level II into Level I (b)	$1,308	$588

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$897,843	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	112,117	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA Exit Multiple-P/E	9.2% - 26.3% 0.9% - 46.2% 5.0x - 14.0x 8.5x - 17.0x	12.4 6.8 8.9 9.8	% % x x
	78,154	Transaction Price	N/A	N/A	N/A
	275	Market Comparable Companies	EBITDA Multiple	6.3x - 7.5x	6.9	x
	50	Third Party Pricing	N/A	N/A	N/A
	3,103	Other	N/A	N/A	N/A
Partnership and LLC Interests	557,534	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA Exit Capitalization Rate	5.0% - 22.5% -0.7% - 17.7% 3.0x - 23.3x 4.3% - 10.5%	9.0 5.5 9.4 7.0	% % x %
	687,246	Transaction Price	N/A	N/A	N/A
	9,181	Third Party Pricing	N/A	N/A	N/A
	942	Other	N/A	N/A	N/A
Debt Instruments	11,814	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	10.7% - 21.0% 4.8% - 5.5% 5.8x - 11.1x 6.4% - 7.5% 2.0% 67.0% 12 months 20.0% LIBOR + 400 bps	19.2 4.8 10.8 6.7 N/A N/A N/A N/A N/A	% % x %
	31,675	Third Party Pricing	N/A	N/A	N/A
	1,772	Transaction Price	N/A	N/A	N/A
	234	Market Comparable Companies	EBITDA Multiple	6.2x - 8.0x	6.2	x

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Assets of Consolidated CLO Vehicles	$615,414	Third Party Pricing	N/A	N/A	N/A
	293,382	Market Comparable Companies	EBITDA Multiple	3.5x - 11.3x	7.3	x
	57,936	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA	7.0% - 14.0% 4.2% 8.0x	7.8 N/A N/A	%
	80	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,358,752
Blackstone’s Treasury Cash Management Strategies	17,040	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate Discount Rate	2.0% 30.0% - 70.0% 12 months 20.0% LIBOR + 400 bps 6.0% - 8.6%	N/A 66.0 N/A N/A N/A 6.6	% %
	16,993	Third Party Pricing	N/A	N/A	N/A
	10,099	NAV as Fair Value	N/A	N/A	N/A
Loans and Receivables	137,788	Discounted Cash Flows	Discount Rate	11.0% - 14.8%	12.6%
Other Investments	7,927	Transaction Price	N/A	N/A	N/A
	3,725	NAV as Fair Value	N/A	N/A	N/A
	2,814	Discounted Cash Flows	Discount Rate	12.5%	N/A

Total	$3,555,138

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$8,913,007	Discounted Cash Flows	Default Rate	2.0% -3.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% -20.0%	18.0%
			Discount Rate	0.4% - 24.2%	2.6%
			Reinvestment Rate	LIBOR + 400 bps	N/A

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$890,465	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	151,899	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA Exit Multiple-P/E	8.4% - 25.1% 0.7% -83.4% 5.8x - 11.5x 8.5x - 17.0x	11.2 5.6 9.2 10.1x	% % x
	61,479	Transaction Price	N/A	N/A	N/A
	1,602	Market Comparable Companies	Book Value Multiple EBITDA Multiple	0.9x 5.0x - 8.7x	N/A 7.8x
	200	Third Party Pricing	N/A	N/A	N/A
	1,880	Other	N/A	N/A	N/A
Partnership and LLC Interests	562,678	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA Exit Capitalization Rate	5.3% - 22.6% -8.2% - 62.0% 4.5x - 15.4x 1.0% - 10.5%	8.9 5.3 10.0x 7.0	% % %
	13,316	Transaction Price	N/A	N/A	N/A
	5,157	Third Party Pricing	N/A	N/A	N/A

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Debt Instruments	$13,056	Discounted Cash Flows	Discount Rate Revenue CAGR Exit Multiple-EBITDA Exit Capitalization Rate Default Rate Recovery Rate Recovery Lag Pre-payment Rate Reinvestment Rate	7.8% - 42.0% 2.9% -5.1% 9.5x 7.0% -7.5% 2.0% 70.0% 12 months 20.0% LIBOR + 400 bps	15.6 3.8 N/A 7.1 N/A N/A N/A N/A N/A	% % %
	4,004	Third Party Pricing	N/A	N/A	N/A
	664	Market Comparable Companies	EBITDA Multiple	6.5x-7.5x	6.7x
Assets of Consolidated	900,146	Third Party Pricing	N/A	N/A	N/A
CLO Vehicles	278,972	Market Comparable Companies	EBITDA Multiple Liquidity Discount	2.0x - 13.0x 1.0% - 25.0%	6.5x 8.4%
	132,171	Discounted Cash Flows	Discount Rate	7.0% - 15.7%	9.3%
	10	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,017,699
Blackstone’s Treasury Cash Management Strategies	1,006	Discounted Cash Flows	Default Rate Recovery Rate Recovery Lag Pre-payment Rate Discount Rate Reinvestment Rate	2.0% 70.0% 12 months 20.0% 12.0% LIBOR + 400 bps	N/A N/A N/A N/A N/A N/A
	200	Transaction Price	N/A	N/A	N/A
Loans and Receivables	30,620	Discounted Cash Flows	Discount Rate	11.8% - 25.9%	13.7%
	43	Market Comparable Companies	EBITDA Multiple	8.7x	N/A
Other Investments	17,901	NAV as Fair Value	N/A	N/A	N/A
	5,647	Discounted Cash Flows	Discount Rate	12.5%	N/A
	3,350	Transaction Price	N/A	N/A	N/A

Total	$3,076,466

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$11,541,607	Discounted Cash Flows	Default Rate	2.0% - 5.0%	2.1%

			Recovery Rate	30.0% -70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	1.1% - 50.0%	3.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income (Loss) and Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Year Ended December 31,
	2013				2012
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,017,699	$30,663	$28,104	$3,076,466	$2,103,769	$8,555	$20,164	$2,132,488
Transfer In Due to Consolidation and Acquisition (a)	673,031	—	11,960	684,991	246,022	—	—	246,022
Transfer Out Due to Deconsolidation	(284,960)	—	—	(284,960)	(1,599)	—	—	(1,599)
Transfer In to Level III (b)	624,450	—	12,627	637,077	687,225	—	—	687,225
Transfer Out of Level III (b)	(481,637)	—	(9,241)	(490,878)	(150,097)	—	—	(150,097)
Purchases	733,356	370,508	129,122	1,232,986	772,305	176,641	7,700	956,646
Sales	(1,249,271)	(265,996)	(112,833)	(1,628,100)	(809,367)	(154,293)	(703)	(964,363)
Settlements	—	2,312	(1,958)	354	—	(46)	—	(46)
Realized Gains (Losses), Net	64,681	43	13,934	78,658	(17,201)	(308)	449	(17,060)
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	261,403	258	(13,117)	248,544	186,642	114	494	187,250

Balance, End of Period	$3,358,752	$137,788	$58,598	$3,555,138	$3,017,699	$30,663	$28,104	$3,076,466

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Year Ended December 31,
	2013			2012
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$10,695,136	$846,471	$11,541,607	$7,449,766	$630,236	$8,080,002
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	3,419,084	149,225	3,568,309
Transfer Out Due to Deconsolidation	(1,100,842)	(150,925)	(1,251,767)	—	—	—
Issuances	41,233	784	42,017	15,602	2,218	17,820
Settlements	(2,034,367)	(530)	(2,034,897)	(895,302)	(3,588)	(898,890)
Realized (Gains) Losses, Net	6,078	—	6,078	(17)	—	(17)
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	695,334	(85,365)	609,969	706,003	68,380	774,383

Balance, End of Period	$8,302,572	$610,435	$8,913,007	$10,695,136	$846,471	$11,541,607

(a)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities, the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

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

	December 31,
	2013	2012
Investments	$758,304	$364,709
Accounts Receivable	166,908	1,885
Due from Affiliates	86,246	112,686

Total VIE Assets	1,011,458	479,280
Due to Affiliates	397	2,657
Accounts Payable, Accrued Expenses and Other Liabilities	2	—
Potential Clawback Obligation	63,290	36,040

Maximum Exposure to Loss	$1,075,147	$517,977

10.    REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2013, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $148.4 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $148.4 million were used to cover Securities Sold, Not Yet Purchased and Repurchase Agreements. The Partnership also pledged securities with a carrying value of $316.6 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.    OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2013	2012
Furniture, Equipment and Leasehold Improvements	$325,700	$300,105
Less: Accumulated Depreciation	(188,612)	(157,715)

Furniture, Equipment and Leasehold Improvements, Net	137,088	142,390
Prepaid Expenses	61,226	81,498
Other Assets	75,815	97,140
Freestanding Derivatives	10,343	55,344

	$284,472	$376,372

Depreciation expense of $33.6 million, $34.0 million and $31.6 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2013, 2012 and 2011, respectively, is included in General, Administrative and Other in the accompanying Consolidated Statements of Operations.

Accounts Payable, Accrued Expenses and Other Liabilities includes $57.0 million and $170.4 million as of December 31, 2013 and 2012, respectively, relating to redemptions that were legally payable to investors as of the balance sheet dates and $229.1 million and $352.3 million of payables relating to unsettled purchases within Blackstone’s consolidated funds, respectively.

12.    OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of December 31, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$10,343	$3,025	$582	$6,736
Reverse Repurchase Agreements	148,984	148,394	—	590

Total	$159,327	$151,419	$582	$7,326

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,282	$3,025	$1,257	$—
Repurchase Agreements	316,352	316,352	—	—

Total	$320,634	$319,377	$1,257	$—

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

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Statements of Financial Condition. See Note 11. “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities” for the components of Other Assets.

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Statements of Financial Condition and are not a significant component thereof.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

13.    BORROWINGS

The Partnership borrows and enters into credit agreements for its general operating and investment purposes and certain Blackstone Funds borrow to meet financing needs of their operating and investing activities. Borrowing facilities have been established for the benefit of selected Blackstone Funds. When a Blackstone Fund borrows from the facility in which it participates, the proceeds from the borrowing are strictly limited for its intended use by the borrowing fund and not available for other Partnership purposes. The Partnership’s credit facilities consist of the following:

	December 31,
	2013			2012
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,100,000	$717	1.25%	$1,100,000	$717	1.25%
Blackstone Issued 6.625% Notes Due 8/15/2019 (b) (e)	585,000	585,000	6.63%	585,000	585,000	6.63%
Blackstone Issued 5.875% Notes Due 3/15/2021 (c) (e)	400,000	400,000	5.88%	400,000	400,000	5.88%
Blackstone Issued 4.750% Notes Due 2/15/2023 (d) (e)	400,000	400,000	4.75%	400,000	400,000	4.75%
Blackstone Issued 6.250% Notes Due 8/15/2042 (d) (e)	250,000	250,000	6.25%	250,000	250,000	6.25%
Operating Entities Facilities (f)	—	—	n/a	6,228	6,228	1.03%

	2,735,000	1,635,717	5.92%	2,741,228	1,641,945	5.90%
Blackstone Fund Facilities (g)	13,075	13,075	3.19%	23,842	23,842	2.03%
CLO Vehicles (h)	9,891,473	9,826,621	1.09%	13,055,784	12,967,302	1.34%

	$12,639,548	$11,475,413	1.78%	$15,820,854	$14,633,089	1.86%

(a)	Blackstone, through indirect subsidiaries, has a $1.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of July 13, 2017. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. As of December 31, 2013, there was an outstanding but undrawn letter of credit against the credit facility for $0.7 million.
(b)	On August 20, 2009, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $600 million of senior notes. The notes, which were issued at a discount, accrue interest from August 20, 2009. Interest is paid semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. Interest expense on the notes was $38.8 million, $39.4 million and $39.8 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.
(c)

On September 15, 2010, the Issuer issued $400 million of senior notes. The notes, which were issued at a discount, accrue interest from September 20, 2010. Interest is payable semiannually in arrears on March 15

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

and September 15 of each year, commencing on March 15, 2011. Interest expense on the notes was $23.5 million, $23.5 million and $23.5 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
(d)	On August 17, 2012, the Issuer issued $400 million of senior notes due February 15, 2023 and $250 million of senior notes maturing August 15, 2042. The notes, which were issued at a discount, accrue interest from August 17, 2012. Interest is payable semiannually in arrears on February 15 and September 15 of each year, commencing on February 15, 2013. Interest expense on the $400 million note was $19.0 million and $7.1 million for the years ended December 31, 2013 and December 31, 2012, respectively. Interest expense on the $250 million note was $15.6 million and $5.8 million for the years ended December 31, 2013 and December 31, 2012, respectively.
(e)	Represents long term borrowings in the form of senior notes (the “Notes”) issued by the Issuer. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provide that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.
(f)	Represents borrowings under a capital asset purchase facility. The capital asset purchase facility is secured by the purchased asset and borrowings bear interest at a spread to LIBOR. The borrowings were paid down during 2013.
(g)	Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Because the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.
(h)	Represents borrowings due to the holders of debt securities issued by CLO vehicles consolidated by Blackstone. These amounts are included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Consolidated Statements of Financial Condition, were:

	December 31,
	2013		2012
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$632,823	$684,860	$640,220	$682,344
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,543	$447,120	$398,386	$456,200
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,202	$415,760	$392,629	$426,160
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,738	$278,550	$239,619	$275,275

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2013				2012
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$8,605,553	1.09%		4.1	$11,518,111	1.34%		4.6
Subordinated Notes	1,221,068	(a	)	N/A	1,449,191	(a	)	2.6

	$9,826,621				$12,967,302

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2013			2012
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$8,302,572	$14,500	$13,732	$10,695,136	$22,000	$18,229
Subordinated Notes	$610,435	$224,444	$110,197	$846,471	$258,156	$172,899

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2013 and 2012, the fair value of the consolidated CLO assets was $9.5 billion and $12.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2013.

Scheduled principal payments for borrowings at December 31, 2013 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2014	$—	$8,066	$8,066
2015	—	5,009	5,009
2018 and Thereafter	1,635,000	9,826,621	11,461,621

Total	$1,635,000	$9,839,696	$11,474,696

14.    INCOME TAXES

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current
Federal Income Tax	$19,237	$5,928	$4,509
Foreign Income Tax	13,302	16,921	22,741
State and Local Income Tax	33,273	36,022	8,997

	65,812	58,871	36,247

Deferred
Federal Income Tax	157,962	100,875	226,153
Foreign Income Tax	(638)	(691)	403
State and Local Income Tax	32,506	25,968	82,908

	189,830	126,152	309,464

Provision for Taxes	$255,642	$185,023	$345,711

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2013	2012	2011
Income Before Provision for Taxes	$3,148,561	$1,014,905	$77,258
Total Provision for Taxes	$255,642	$185,023	$345,711
Effective Income Tax Rate	8.1%	18.2%	447.5%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Provision for Taxes to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-28.7%	-23.6%	76.9%
Interest Expense	-0.9%	-3.4%	-47.0%
Foreign Income Taxes	-0.2%	-3.2%	10.5%
State and Local Income Taxes	1.7%	3.0%	38.7%
Equity-Based Compensation	1.6%	9.3%	132.4%
Change in Tax Rate	0.6%	-0.1%	202.9%
Net Unrecognized Tax Positions	-0.2%	0.7%	7.8%
Non Deductible Expenses	0.0%	0.6%	2.5%
Tax Deductible Compensation	-0.3%	-0.4%	-10.2%
Other	-0.5%	0.3%	-2.0%

Effective Income Tax Rate (b)	8.1%	18.2%	447.5%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision for Taxes.

In 2013, a subsidiary of the Partnership received Letter Rulings allowing the application of New York State and New York City laws that prescribe the sourcing of income of a registered securities or commodities broker resulting in a reduction to the rate of tax for 2013 and the rate of tax that Blackstone will pay in the future. In 2011, application of the New York State and New York City tax laws that source various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income resulted in a reduction to Blackstone’s rate of tax for that year and to the rate of tax that Blackstone will pay in subsequent years. The reduction in the rate of tax resulted in a reduction in the 2013 and 2011 current tax provision and an increase in the 2013 and 2011 deferred tax provision with a corresponding reduction to the net Deferred Tax Assets of $22.7 million and $233.7 million, respectively, with the net result an increase to the effective income tax rate as reflected in the table above.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2013	2012
Deferred Tax Assets
Fund Management Fees	$8,728	$16,719
Equity-Based Compensation	54,810	45,329
Unrealized Gains from Investments	(117,685)	(58,499)
Depreciation and Amortization	1,285,042	1,257,145
Net Operating Loss Carry Forward	12	18,780
Other	(21,700)	6,137

Total Deferred Tax Assets	$1,209,207	$1,285,611

Deferred Tax Liabilities
Depreciation and Amortization	$10	$143

Total Deferred Tax Liabilities	$10	$143

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $56.8 million and $81.4 million for the years ended December 31, 2011 and 2010, respectively, of which $8.8 million was carried back and utilized against prior year taxable income, $74.9 million was utilized against taxable income generated in the tax year ended December 31, 2012 and $54.6 million will be utilized against taxable income generated in the tax year ended December 31, 2013. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance.

The Partnership also considers projections of taxable income in evaluating its ability to utilize deferred tax assets. In projecting its taxable income, the Partnership begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Partnership uses to manage its business. At this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2013.

Currently, the Partnership does not believe it meets the indefinite reversal criteria that would cause the Partnership to not recognize a deferred tax liability with respect to its foreign subsidiaries. Where applicable, Blackstone will record a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

regulators. As of December 31, 2013, Blackstone’s U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination. The Internal Revenue Service is examining certain corporate subsidiaries’ 2007 through 2011 U.S. federal income tax returns. State and local tax returns are generally subject to audit from 2009 through 2012. Currently, the State of New York is examining the tax returns filed by Blackstone and certain of its subsidiaries for the years 2010 through 2011 and the City of New York is examining certain other subsidiaries’ tax returns for the years 2007 through 2009. The Income Tax Department of the Government of India is examining the tax returns of the Indian subsidiaries for the years 2008 and 2009. Blackstone believes that during 2014 certain tax audits have a reasonable possibility of being completed and does not expect the results of these audits to have a material impact on the consolidated financial statements.

Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2013	2012
Unrecognized Tax Benefits—January 1	$30,742	$12,234
Additions based on Tax Positions Related to Current Year	6,517	6,117
Additions for Tax Positions of Prior Years	3,435	16,733
Reductions for Tax Positions of Prior Years	(17,686)	(3,215)
Settlements	(3,538)	(1,596)
Exchange Rate Fluctuations	(608)	469

Unrecognized Tax Benefits—December 31	$18,862	$30,742

If the above tax benefits were recognized, $18.9 million and $26.8 million for the years ended December 31, 2013 and 2012, respectively would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expense. During the year ended December 31, 2013, $1.0 million of interest expense and no penalties were accrued. During the year ended December 31, 2012, $5.8 million of interest expense and $0.5 million of penalties were accrued. During the year ended December 31, 2011, $1.5 million of interest expense and no penalties were accrued.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (“the tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. Management does not anticipate the impact of these changes to be material to the Partnership’s consolidated financial condition or results of operations.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.    NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the years ended December 31, 2013, 2012 and 2011 was calculated as follows:

	Year Ended December 31,
	2013	2012	2011
Net Income (Loss) Attributable to The Blackstone Group L.P.	$1,171,202	$218,598	$(168,303)

Basic Net Income (Loss) Per Common Unit
Weighted-Average Common Units Outstanding	587,018,828	533,703,606	475,582,718

Basic Net Income (Loss) Per Common Unit	$2.00	$0.41	$(0.35)

Diluted Net Income (Loss) Per Common Unit
Weighted-Average Common Units Outstanding	587,018,828	533,703,606	475,582,718
Weighted-Average Unvested Deferred Restricted Common Units	3,527,812	4,965,464	—

Weighted-Average Diluted Common Units Outstanding	590,546,640	538,669,070	475,582,718

Diluted Net Income (Loss) Per Common Unit	$1.98	$0.41	$(0.35)

The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Weighted-Average Unvested Deferred Restricted Common Units	—	—	22,529,309
Weighted-Average Blackstone Holdings Partnership Units	553,579,525	590,446,577	628,115,753

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

During the years ended December 31, 2013 and 2012, no units were repurchased. As of December 31, 2013, the amount remaining available for repurchases under this program was $335.8 million.

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

For the years ended December 31, 2013, 2012 and 2011 the Partnership recorded compensation expense of $855.1 million, $949.6 million, and $1.4 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $33.3 million, $25.0 million, and $22.4 million, respectively.

As of December 31, 2013, there was $1.3 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,153,844,153 as of December 31, 2013. Total outstanding unvested phantom units were 147,169 as of December 31, 2013.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2013 and of changes during the period January 1, 2013 through December 31, 2013 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
	Partnership Units	Weighted- Average Grant Date Fair Value	Equity Settled Awards		Cash Settled Awards
Unvested Units			Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2012	66,591,089	$28.19	20,199,382	$15.76	221,356	$14.89
Granted	4,645,938	20.65	7,245,002	22.56	7,687	22.85
Vested	(21,385,204)	29.91	(6,458,664)	23.77	(78,318)	20.82
Forfeited	(1,794,007)	29.69	(981,581)	17.27	(3,556)	23.70

Balance, December 31, 2013	48,057,816	$26.64	20,004,139	$15.57	147,169	$12.00

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2013, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	44,277,748	1.90
Deferred Restricted Blackstone Common Units and Options	16,515,381	2.30

Total Equity-Based Awards	60,793,129	2.00

Phantom Units	146,520	0.03

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

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 12.5% annually by employee class, and a per unit discount, ranging from $0.01 to $10.33 as a majority of these unvested awards do not contain distribution participation rights. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

The phantom units vest over the assumed service period, which ranges from 2 to 4 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 4.2% to 12.5% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $0.6 million, $0.4 million and $0.4 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2013, 2012 and 2011, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisers received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to 8 years from the IPO date. Subsequent to the Reorganization, the Partnership has granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership has

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

accounted for the unvested Blackstone Holdings Partnership Units as compensation expense over the vesting period. The fair values have been derived based on the closing price of Blackstone’s common units on the date of the grant, or $31 (based on the initial public offering price per Blackstone common unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 9 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 12.5%, based on historical experience.

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

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $61.8 million.

17.    RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2013	2012
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$1,561	$165,322
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	151,493	155,302
Amounts Due from Portfolio Companies and Funds	307,926	259,196
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	259,787	39,507
Management and Performance Fees Due from Non-Consolidated Funds	325,389	343,846
Payments Made on Behalf of Non-Consolidated Entities	133,790	150,317
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	12,098	6,577

	$1,192,044	$1,120,067

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31,
	2013	2012
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,235,168	$1,218,488
Accrual for Potential Repayment of Previously Received Performance Fees	4,270	267,116
Due to Note Holders of Consolidated CLO Vehicles	123,929	191,128
Due to Certain Non-Controlling Interest Holders	—	201,286
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	11,293	12,506
Payable to Affiliates for Consolidated Funds	29,803	81,589
Distributions Received on Behalf of Blackstone Entities	22,815	20,295
Payments Made by Non-Consolidated Entities	9,581	10,236

	$1,436,859	$2,002,644

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2013 and 2012, such investments aggregated $1.0 billion and $939.4 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $224.7 million, $114.1 million and $109.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $253.9 million, $254.7 million and $317.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of business and under terms that would have been obtained from unaffiliated third parties.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $3.4 million, $4.4 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2013. See Note 18. “Commitments and Contingencies—Contingencies—Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets by Stephen A. Schwarzman and an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s President and Chief Operating Officer, and Jonathan D. Gray, Blackstone’s Global Head of Real Estate and a Director of Blackstone (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself and bears all operating, personnel and maintenance costs associated with their operation. Each of Mr. James and Mr. Gray paid for his respective interest in their jointly owned Personal Aircraft himself and bears all operating, personnel and maintenance costs associated with its operation. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made at market rates.

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

Tax Receivable Agreements

Blackstone used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership Units for Blackstone common units on a one-for-one basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone’s wholly owned subsidiaries would otherwise be required to pay in the future.

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

During the fourth quarter of 2013 and 2011, the effective tax rate of the corporate taxpayers was reduced due to the adoption of New York State and New York City tax laws for sourcing of revenue for apportionment purposes. This resulted in a reduction of $20.5 million and $197.8 million, respectively, due to pre-IPO owners and the others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $407.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2013, payments totaling $80.6 million were made to certain pre-IPO owners in accordance with the tax receivable agreements and related tax benefits the Partnership received for the 2012 taxable year.

Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to Blackstone common units, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the balance sheet date, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Acquisition of Ownership Interests from Non-Controlling Interest Holders in the Supplemental Disclosure of Non-Cash Investing and Financing Activities in the Consolidated Statements of Cash Flows.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

18.    COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2032. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2013, 2012 and 2011, was $78.6 million, $74.8 million and $72.7 million, respectively. At December 31, 2013 and 2012, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $9.0 million and $9.4 million, respectively. As of December 31, 2013, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2014	$71,286
2015	67,388
2016	61,299
2017	56,379
2018	54,279
Thereafter	189,150

Total	$499,781

Investment Commitments

Blackstone had $1.5 billion of investment commitments as of December 31, 2013 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $54.6 million as of December 31, 2013 which includes $25.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $4.9 million as of December 31, 2013.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of December 31, 2013 was $60.3 million.

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

Contingent Obligations (Clawback)

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points through 2018. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

During the year ended December 31, 2013, the Blackstone general partners paid a cash clawback obligation of $89.7 million relating to Blackstone Communications Partners (“BCOM”) of which $70.6 million was paid by Blackstone Holdings and $19.1 million by current and former Blackstone personnel.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	December 31,
	2013			2012
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$(5)	$151	$146	$69,302	$133,852	$203,154
Real Estate	1,501	518	2,019	32,152	31,223	63,375
Credit	1,213	892	2,105	340	247	587

Total	$2,709	$1,561	$4,270	$101,794	$165,322	$267,116

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2013, $420.9 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

19.    EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain administrative employees who are eligible for participation in the Plan, the Partnership makes a non-elective contribution of 2% of such employee’s annual compensation up to a maximum of one thousand six hundred dollars regardless of whether the employee makes any elective contributions to the Plan. In addition, the Partnership will also contribute 50% of certain eligible employee’s contribution to the Plan with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2013, 2012 and 2011, the Partnership incurred expenses of $1.7 million, $1.5 million and $1.4 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“U.K. Plan”). All United Kingdom employees are eligible to contribute to the U.K. Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2013, 2012 and 2011, the Partnership incurred expenses of $0.4 million, $0.4 million and $0.3 million, respectively, in connection with the U.K. Plan.

20.    REGULATED ENTITIES

The Partnership has certain entities that are registered broker-dealers that are subject to the minimum net capital requirements of the United States Securities and Exchange Commission (“SEC”). These entities have continuously operated in excess of these requirements. The Partnership also has two entities based in London which are subject to the capital requirements of the U.K. Financial Conduct Authority. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2013, $24.3 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

21.    SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity—Blackstone’s Private Equity segment comprises its management of private equity funds and certain multi-asset class investment funds.

•

Real Estate—Blackstone’s Real Estate segment primarily comprises its management of global, European focused and Asian focused opportunistic real estate funds. In addition, the segment has debt investment funds and a publicly traded REIT targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions—Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”), an institutional solutions provider utilizing hedge funds across a variety of strategies.

•

Credit—Blackstone’s Credit segment, which principally includes GSO Capital Partners LP (“GSO”), manages credit-focused products within private debt and public market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

•

Financial Advisory—Blackstone’s Financial Advisory segment comprises its financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$368,146	$565,182	$409,321	$398,158	$—	$1,740,807
Advisory Fees	—	—	—	—	410,514	410,514
Transaction and Other Fees, Net	96,988	79,675	623	28,586	1,105	206,977
Management Fee Offsets	(5,683)	(22,821)	(3,387)	(40,329)	—	(72,220)

Total Management and Advisory Fees, Net	459,451	622,036	406,557	386,415	411,619	2,286,078

Performance Fees
Realized
Carried Interest	329,993	486,773	—	127,192	—	943,958
Incentive Fees	—	45,862	207,735	220,736	—	474,333
Unrealized
Carried Interest	398,232	1,651,700	—	108,078	—	2,158,010
Incentive Fees	—	(28,753)	7,718	1,107	—	(19,928)

Total Performance Fees	728,225	2,155,582	215,453	457,113	—	3,556,373

Investment Income (Loss)
Realized	88,026	52,359	27,613	4,098	(1,625)	170,471
Unrealized	161,749	350,201	(9,306)	13,951	739	517,334

Total Investment Income (Loss)	249,775	402,560	18,307	18,049	(886)	687,805
Interest and Dividend Revenue	15,602	21,563	7,605	18,146	8,020	70,936
Other	4,259	3,384	688	527	1,450	10,308

Total Revenues	1,457,312	3,205,125	648,610	880,250	420,203	6,611,500

Expenses
Compensation and Benefits
Compensation	236,120	294,222	136,470	186,514	262,314	1,115,640
Performance Fee Compensation
Realized
Carried Interest	38,953	148,837	—	69,411	—	257,201
Incentive Fees	—	23,878	65,793	111,244	—	200,915
Unrealized
Carried Interest	342,733	566,837	—	57,147	—	966,717
Incentive Fees	—	(15,015)	2,856	508	—	(11,651)

Total Compensation and Benefits	617,806	1,018,759	205,119	424,824	262,314	2,528,822
Other Operating Expenses	124,137	116,391	66,966	96,940	82,205	486,639

Total Expenses	741,943	1,135,150	272,085	521,764	344,519	3,015,461

Economic Income	$715,369	$2,069,975	$376,525	$358,486	$75,684	$3,596,039

Segment Assets	$4,444,227	$7,496,591	$1,325,631	$2,381,603	$781,469	$16,429,521

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2012 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$348,594	$551,322	$346,210	$345,277	$—	$1,591,403
Advisory Fees	—	—	—	—	357,417	357,417
Transaction and Other Fees, Net	100,080	85,681	188	40,875	295	227,119
Management Fee Offsets	(5,926)	(28,609)	(1,414)	(5,004)	—	(40,953)

Total Management and Advisory Fees, Net	442,748	608,394	344,984	381,148	357,712	2,134,986

Performance Fees
Realized
Carried Interest	109,797	165,114	—	52,511	—	327,422
Incentive Fees	—	25,656	83,433	192,375	—	301,464
Unrealized
Carried Interest	148,381	683,764	—	162,045	—	994,190
Incentive Fees	—	(119)	9,042	(38,234)	—	(29,311)

Total Performance Fees	258,178	874,415	92,475	368,697	—	1,593,765

Investment Income
Realized	25,823	45,302	7,270	15,611	1,392	95,398
Unrealized	85,337	90,875	8,517	4,769	1,348	190,846

Total Investment Income	111,160	136,177	15,787	20,380	2,740	286,244
Interest and Dividend Revenue	13,556	14,448	2,139	9,330	7,157	46,630
Other	2,417	894	3,816	(1,174)	(804)	5,149

Total Revenues	828,059	1,634,328	459,201	778,381	366,805	4,066,774

Expenses
Compensation and Benefits
Compensation	222,709	271,122	119,731	182,077	235,137	1,030,776
Performance Fee Compensation
Realized
Carried Interest	3,679	62,418	—	30,336	—	96,433
Incentive Fees	—	13,060	23,080	103,902	—	140,042
Unrealized
Carried Interest	58,555	165,482	—	97,562	—	321,599
Incentive Fees	—	(583)	1,317	(45,262)	—	(44,528)

Total Compensation and Benefits	284,943	511,499	144,128	368,615	235,137	1,544,322
Other Operating Expenses	130,845	123,714	57,809	84,488	84,589	481,445

Total Expenses	415,788	635,213	201,937	453,103	319,726	2,025,767

Economic Income	$412,271	$999,115	$257,264	$325,278	$47,079	$2,041,007

Segment Assets	$4,625,310	$5,599,759	$876,881	$2,004,529	$749,000	$13,855,479

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$6,611,500	$1,668	(a)	$6,613,168
Expenses	$3,015,461	$851,279	(b)	$3,866,740
Other Income	$—	$402,133	(c)	$402,133
Economic Income	$3,596,039	$(447,478	)(d)	$3,148,561
Total Assets	$16,429,521	$13,249,085	(e)	$29,678,606

	December 31, 2012 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$4,066,774	$(47,333	)(a)	$4,019,441
Expenses	$2,025,767	$1,234,914	(b)	$3,260,681
Other Income	$—	$256,145	(c)	$256,145
Economic Income	$2,041,007	$(1,026,102	)(d)	$1,014,905
Total Assets	$13,855,479	$15,076,073	(e)	$28,931,552

	Year Ended December 31, 2011
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,283,594	$(31,018	)(a)	$3,252,576
Expenses	$1,698,623	$1,689,446	(b)	$3,388,069
Other Income	$—	$212,751	(c)	$212,751
Economic Income	$1,584,971	$(1,507,713	)(d)	$77,258

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2013	2012	2011
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(5,575)	$43,393	$21,000
Fund Expenses Added in Consolidation	30,727	37,548	30,129
Non-Controlling Interests in Income (Loss) of Consolidated Entities	381,872	203,557	(16,916)
Transaction-Related Other Income (Loss)	(4,891)	(28,353)	178,538

Total Consolidation Adjustments and Reconciling Items	$402,133	$256,145	$212,751

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
Economic Income	$3,596,039	$2,041,007	$1,584,971

Adjustments
Amortization of Intangibles	(106,643)	(150,148)	(220,865)
IPO and Acquisition-Related Charges	(722,707)	(1,079,511)	(1,269,932)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	381,872	203,557	(16,916)

Total Consolidation Adjustments and Reconciling Items	(447,478)	(1,026,102)	(1,507,713)

Income Before Provision for Taxes	$3,148,561	$1,014,905	$77,258

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

22.    SUBSEQUENT EVENTS

There have been no events since December 31, 2013 that require recognition or disclosure in the Consolidated Financial Statements.

23.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$1,246,473	$1,440,470	$1,216,845	$2,709,380
Expenses	835,101	914,762	786,405	1,330,472
Other Income	67,210	40,966	87,952	206,005

Income Before Provision for Taxes	$478,582	$566,674	$518,392	$1,584,913

Net Income	$427,589	$510,592	$460,915	$1,493,823

Net Income Attributable to The Blackstone Group L.P.	$167,635	$211,148	$171,164	$621,255

Net Income Per Common Unit—Basic and Diluted
Common Units—Basic	$0.29	$0.36	$0.29	$1.05

Common Units—Diluted	$0.29	$0.36	$0.29	$1.04

Distributions Declared (a)	$0.42	$0.30	$0.23	$0.23

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$952,036	$627,203	$1,223,089	$1,217,113
Expenses	783,793	739,819	851,390	885,679
Other Income (Loss)	288,142	248,230	(135,960)	(144,267)

Income Before Provision for Taxes	$456,385	$135,614	$235,739	$187,167

Net Income	$417,632	$94,277	$196,502	$121,471

Net Income (Loss) Attributable to The Blackstone Group L.P.	$58,325	$(74,964)	$128,824	$106,413

Net Income (Loss) Per Common Unit—Basic and Diluted
Common Units—Basic	$0.12	$(0.14)	$0.24	$0.19

Common Units—Diluted	$0.11	$(0.14)	$0.24	$0.19

Distributions Declared (a)	$0.22	$0.10	$0.10	$0.10

(a)	Distributions declared reflects the calendar date of the declaration of each distribution.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2013
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$831,998	$—	$—	$831,998
Cash Held by Blackstone Funds and Other	251,554	794,328	—	1,045,882
Investments	9,739,140	12,493,961	(503,578)	21,729,523
Accounts Receivable	507,612	380,744	—	888,356
Reverse Repurchase Agreements	148,984	—	—	148,984
Due from Affiliates	1,138,002	108,131	(54,089)	1,192,044
Intangible Assets, Net	560,748	—	—	560,748
Goodwill	1,787,392	—	—	1,787,392
Other Assets	254,884	29,588	—	284,472
Deferred Tax Assets	1,209,207	—	—	1,209,207

Total Assets	$16,429,521	$13,806,752	$(557,667)	$29,678,606

Liabilities and Partners’ Capital
Loans Payable	$1,664,305	$8,802,199	$—	$10,466,504
Due to Affiliates	1,261,562	249,702	(74,405)	1,436,859
Accrued Compensation and Benefits	2,132,939	—	—	2,132,939
Securities Sold, Not Yet Purchased	76,195	—	—	76,195
Repurchase Agreements	316,352	—	—	316,352
Accounts Payable, Accrued Expenses and Other Liabilities	299,813	572,273	—	872,086

Total Liabilities	5,751,166	9,624,174	(74,405)	15,300,935

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,950,442	—	1,950,442

Partners’ Capital
Partners’ Capital	6,002,592	495,229	(495,229)	6,002,592
Appropriated Partners’ Capital	—	300,708	—	300,708
Accumulated Other Comprehensive Income	1,230	2,236	—	3,466
Non-Controlling Interests in Consolidated Entities	1,018,117	1,433,963	11,967	2,464,047
Non-Controlling Interests in Blackstone Holdings	3,656,416	—	—	3,656,416

Total Partners’ Capital	10,678,355	2,232,136	(483,262)	12,427,229

Total Liabilities and Partners’ Capital	$16,429,521	$13,806,752	$(557,667)	$29,678,606

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

BREP Edens Investment Partners L.P.**

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

* Consolidated as of December 31, 2012 only.

** Consolidated as of December 31, 2013 only.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2013 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2013, which is included herein.

ITEM 9B.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of each of our Quarterly Reports on Form 10-Q filed on May 8, 2013, August 8, 2013 and November 8, 2013 as well as Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Travelport Limited, which may be considered our affiliate.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	67	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	63	President, Chief Operating Officer and Director
J. Tomilson Hill	65	Vice Chairman and Director
Jonathan D. Gray	44	Global Head of Real Estate and Director
Laurence A. Tosi	46	Chief Financial Officer
John G. Finley	57	Chief Legal Officer
Joan Solotar	49	Senior Managing Director—External Relations and Strategy
Richard H. Jenrette	84	Director
Jay O. Light	72	Director
The Right Honorable Brian Mulroney	74	Director
William G. Parrett	68	Director
Rochelle B. Lazarus	66	Director

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

John G. Finley is Chief Legal Officer of Blackstone and a member of the firm’s Executive Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett for 22 years where he was most recently a member of that law firm’s Executive Committee and Head of Global Mergers & Acquisitions. Mr. Finley is a member of the Advisory Board of the Harvard Law School Program on Corporate Governance and the Board of Advisors of the University of Pennsylvania Institute of Law and Economics and has served as a Trustee of the Jewish Board of Family and Children Services. Mr. Finley received a BS in Economics and a BA in History from the University of Pennsylvania, and a JD from Harvard Law School.

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

Rochelle B. Lazarus is a member of the board of directors of our general partner. Ms. Lazarus was elected to the board of directors of our general partner effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as president of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Merck & Co., Inc., General Electric (where she chairs the Governance and Public Affairs Committee), the Financial Industry Regulatory Authority (FINRA), World Wildlife Fund and Lincoln Center for the Performing Arts. She is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School. She is also a member of the Council on Foreign Relations and Women’s Forum, Inc.

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

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is a member of the board of directors of the United States Council for International Business. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is Chairman of the audit committee of each of these companies as well as the Corporate Responsibility Committee of UBS and the Strategy and Finance Committee of Thermo Fisher. He is also a member of the Board of Directors of iGATE and serves on the company’s Nominating and Corporate Governance Committee and Compensation Committee. He is a member of the Board of Trustees of Carnegie Hall and a past Chairman of the Board of Trustees of United Way Worldwide.

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

When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Partnership’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Mr. Jenrette, Mr. Schwarzman considered his extensive financial background and experience in a variety of senior leadership roles, including his roles at Donaldson, Lufkin & Jenrette, Inc. and The Equitable Companies Incorporated. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to accounting matters and his leadership role at Deloitte. With regard to Messrs.

James, Hill and Gray, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and with regard to himself, Mr. Schwarzman considered his role as founder and long-time chief executive officer of our firm.

Partnership Management and Governance

Our general partner, Blackstone Group Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Blackstone Group Management L.L.C. is wholly owned by our senior managing directors and controlled by our founder, Mr. Schwarzman. Our common unitholders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. The voting rights of our common unitholders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

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

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founder, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C. as the “board of directors of our general partner.” The board of directors of our general partner has a total of nine members including five members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner. These directors, namely Messrs. Jenrette, Light, Mulroney and Parrett and Ms. Lazarus, to whom we refer as independent directors, meet the independence standards established by the New York Stock Exchange and SEC rules.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Jenrette and Light and Ms. Lazarus. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent registered public accounting firm’s qualifications and independence, and (d) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its January 2014 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter, which is available on our internet website at http://ir.blackstone.com/governance.cfm.

Conflicts Committee. The conflicts committee consists of Messrs. Parrett, Jenrette and Light. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “—Item 13. Certain Relationships and Related Transactions, and Director Independence”, and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2013, such persons complied with all such filing requirements.

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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (comprised primarily of carried interest and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common units, and (d) additional cash payments and deferred equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash payments related to the performance of those carry fund operations, carried interest or incentive fee interests and, in specified cases, deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are generally a prescribed percentage of their annual cash payments under our Deferred Compensation Plan.

Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in participation in performance interests, cash bonus amounts and deferred equity awards and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (that is, performance interests and deferred equity awards) should increase as an employee’s level of responsibility rises. In general, our named executive officers with the highest level of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments related to carried interest to our employees when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. In most cases, these investments represent a significant percentage of employees’ after-tax compensation. Lastly, because our deferred equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common units.

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

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests among our executive officers and the investors in those investment funds. (See “—Item 13. Certain Relationships and Related Transactions, and Director Independence—Side-By-Side and Other Investment Transactions”.) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

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

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the tables below (“named executive officers”) for 2013 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2013, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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

Each of our named executive officers other than Mr. Schwarzman received annual cash payments in 2013 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment and advisory businesses. Mr. Hill, who has primary responsibility for Hedge Fund Solutions, our funds of hedge funds operation, also received cash payments that were based upon the performance of that business. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman, in consultation with Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by Mr. Schwarzman or by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation”.

Certain key personnel participate in our Deferred Compensation Plan. For 2013, Mr. Hill was the only named executive officer to participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for up to four years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Deferred Compensation Plan”.) Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our common unitholders to do the same for our personnel. On January 13, 2014, Mr. Hill received an equity award under the Deferred Compensation Plan of deferred restricted common units in respect of his service in 2013, which was approximately equal to (and paid in lieu of) 52% of the annual cash payment that he would have otherwise been paid, as described below. Mr. Hill is also eligible to receive a premium award in an amount equal to the specified percentage of his deferred amount as described below under “Narrative to Nonqualified Deferred Compensation for 2013 Table.” On January 13, 2014, Mr. Hill received an additional equity award of deferred restricted common units as a premium award under the Deferred Compensation Plan, which was equal to 20% of his deferral amount. Both these awards are reflected in Mr. Hill’s 2013 stock awards in the Summary Compensation Table and in the Grants of Plan-Based Awards Table in 2013.

In 2013, Mr. Tosi received a discretionary award of 34,734 Blackstone Holdings Partnership Units and Mr. Finley received a discretionary award of 11,578 Blackstone Holdings Partnership Units, in each case under the 2007 Equity Incentive Plan in respect of his service in 2012. This award is reflected in the named executive officers’ 2012 stock awards in the Summary Compensation Table.

3. Participation in Performance Fees. During 2013, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as performance payments. Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Cash payments in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January in each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives and development. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives relating to certain Blackstone firm investments and may receive allocations of investment income from these investments, although no such investment income has yet been realized, or may receive equity awards in our investment advisory clients.

(a) Carried Interest. Carried interest cash distributions to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. Our carry fund agreements also set forth specified preconditions to a carried interest distribution, which typically include that there must have been a positive return on the relevant investment and that the fund must be above its carried interest hurdle rate. In addition, as described below, employees or senior managing directors may also be required to have fulfilled specified service requirements in order to be eligible to receive carried interest distributions. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional 50%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. For carried interest allocated prior to December 31, 2012, each participating named executive officer (other than Mr. Schwarzman) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such executive officer is deemed 100% vested in the proceeds of such realizations). For carried interest allocated after December 31, 2012, the carried interest related to an investment vests in equal installments on the first through fourth anniversary of the closing of that investment. In addition, any named executive officer that is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. See “—Non-Competition and Non-Solicitation Agreements—Retirement.” We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.

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

(c) Advisory Client Interests. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2013, Messrs. Schwarzman, James, Tosi and Finley were each allocated restricted shares of listed common stock of BXMT in connection with advisory services provided by Blackstone to BXMT.

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Schwarzman Founding Member Agreement”.) Mr. Schwarzman is provided certain security services, including home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based in large part on recommendations from Mr. James, other than with respect to Mr. James’s own compensation. For 2013, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman, in consultation with Mr. James, relied upon his judgment to determine the ultimate amount of a named executive officer’s annual cash payment and participation in carried interest, incentive fees and advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. James were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations with respect to Mr. Hill were his leadership and oversight of our Hedge Fund Solutions business, including his role in the oversight and development of new products and strategies, and his leadership on strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations with respect to Mr. Tosi were his leadership and oversight of our global finance, treasury, technology and corporate development function and his role in strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman, in consultation with Mr. James, considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with the regulatory bodies that regulate and monitor the public company as well as our investment and advisory businesses and his role in strategic initiatives undertaken by the firm. For 2013, Mr. Schwarzman, in consultation with Mr. James, also considered each named executive officer’s prior-year annual cash payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions for Named Executive Officers.”

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

Hamilton E. James

J. Tomilson Hill

Jonathan D. Gray

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founder Mr. Schwarzman makes all such compensation determinations in consultation with Mr. James. For a description of certain transactions between us and Mr. Schwarzman, see “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2013, for services rendered to us during 2013, 2012 and 2011. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2013	$350,000	$—	$—	$21,641,142	$21,991,142
	2012	$350,000	$—	$—	$8,064,804	$8,414,804
	2011	$350,000	$—	$—	$4,609,445	$4,959,445

Hamilton E. James President Chief Operating Officer	2013	$350,000	$34,471,212	$—	$8,233,031	$43,054,243
	2012	$350,000	$30,127,889	$—	$2,796,035	$33,273,924
	2011	$350,000	$26,193,619	$—	$1,652,811	$28,196,430

J. Tomilson Hill Vice Chairman	2013	$350,000	$11,056,098	$14,515,676	$(49,282)	$25,872,492
	2012	$350,000	$7,174,654	$6,119,184	$34,615	$13,678,453
	2011	$350,000	$4,821,378	$7,611,454	$3,057	$12,785,889

Laurence A. Tosi Chief Financial Officer	2013	$350,000	$7,254,261	$729,067	$2,245,049	$10,578,377
	2012	$350,000	$6,359,759	$801,975	$731,535	$8,243,269
	2011	$350,000	$5,557,426	$5,441,075	$314,290	$11,662,791

John Finley Chief Legal Officer	2013	$350,000	$4,212,555	$243,022	$536,357	$5,341,934

(a)	The amounts reported in this column reflect the annual cash payments made for performance in the indicated year.

The amounts reported as “bonus” for Mr. Hill are shown net of his mandatory deferral pursuant to the Deferred Compensation Plan. The deferred amounts are as follows: $11,865,200 for 2013, $4,855,431 for 2012 and $6,346,844 for 2011. For additional information on the Deferred Compensation Plan, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Deferred Compensation Plan.”

(b)	The reference to “stock” in this table refers to Blackstone Holdings Partnership Units or deferred restricted common units. The amounts reported in this column represent the grant date fair value of stock awards granted for financial statement reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”.

Mr. Hill received the following deferred equity awards for 2013, 2012 and 2011 performance pursuant to the Deferred Compensation Plan. On January 13, 2014, Mr. Hill received 489,774 deferred restricted common units (of which 408,145 units represent the bonus deferral amount with an aggregate grant date fair value of $12,185,168, and 81,629 units represent the premium award equal to 20% of the deferral amount paid, with a grant date fair value of $2,330,508). On January 9, 2013, Mr. Hill received 411,512 deferred restricted common units (of which 329,209 units represent the bonus deferral amount with an aggregate grant date fair value of $4,957,066, and 82,303 units represent the premium award equal to 25% of the deferral amount paid, with a grant date fair value of $1,162,118). On January 12, 2012, Mr. Hill received 534,408 deferred restricted common units (of which 445,340 units represent the bonus deferral amount with an aggregate grant date fair value of $6,378,753, and 89,068 units represent the premium award equal to 20% of the deferral amount paid, with a grant date fair value of $1,232,701). The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Deferred Compensation Plan.

For additional information on the Deferred Compensation Plan, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Deferred Compensation Plan.”

In 2013, 2012 and 2011, Mr. Tosi received a discretionary equity award of, respectively, 34,734, 61,360 and 344,154 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan, in each case reflecting his performance in the prior year. In 2013, Mr. Finley received a discretionary equity award of 11,578 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan reflecting his performance in the prior year.

(c)

Amounts included for 2013 include cash payments in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officers in 2013 as follows: $21,015,180 for Mr. Schwarzman, $8,045,521 for Mr. James, $(49,282) for Mr. Hill, $2,188,055 for Mr. Tosi and $517,359 for Mr. Finley, respectively. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is earned (that is, is actually received or receivable) by the named executive officer under the terms of the relevant Performance Plan. This compensation is generally earned in the same year in which such compensation is actually received by such named executive officer, although the named executive officer may in limited circumstances receive the compensation subsequent to the year in which it was earned (for example, it becomes payable at the end of 2013 but is paid in 2014). Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2013 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related compensation earned by a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash payments) were to be included for 2013, the amounts would be $137,393,207 for Mr. Schwarzman, $57,124,709 for Mr. James, $4,148,499 for Mr. Hill, $6,157,694 for Mr. Tosi and $1,764,827 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

The $(49,282) for Mr. Hill in 2013 consists primarily of a clawback on carried interest received in prior years that he was required to pay.

With respect to Messrs. Schwarzman, James, Tosi and Finley, amounts shown for 2013 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $559,202 for Mr. Schwarzman, $187,510 for Mr. James, $56,994 for Mr. Tosi and $18,998 for Mr. Finley. These restricted shares will vest over three years with one-sixth of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter.

With the exception of $66,760 of expenses related to security services for Mr. Schwarzman in 2013, perquisites and other personal benefits to the named executive officers were less than $10,000 and information regarding perquisites and other personal benefits has therefore not been included. As noted above under “—Compensation Discussion and Analysis—Compensation Elements for Named Executive Officers—Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and Mr. Schwarzman and SASEF, respectively, bear the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above.

During 2013, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $0.3 million to Mr. Schwarzman, $20 thousand to Mr. James and $27 thousand to Mr. Hill. During 2012, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $0.8 million to Mr. Schwarzman, $0.1 million to Mr. James and $0.1 million to Mr. Hill. During 2011, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $74.0 million to Mr. Schwarzman, $0.1 million to Mr. James and $10.3 million to Mr. Hill. During 2013, 2012 and 2011, Mr. Tosi did not receive cash distributions in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization. During 2013, Mr. Finley did not receive cash distributions in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization.

Grants of Plan-Based Awards in 2013

The following table provides information concerning unit awards granted in, or (for Mr. Hill) with respect to, 2013 to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman	—	—		$—
Hamilton E. James	—	—		$—
J. Tomilson Hill	1/13/2014	408,145	(b)	$12,185,168
	1/13/2014	81,629	(c)	$2,330,508
Laurence A. Tosi	7/1/2013	34,734	(d)	$729,067
John Finley	7/1/2013	11,578	(d)	$243,022

(a)	The references to “stock” or “shares” in this table refer to deferred Blackstone Holdings Partnership Units or our deferred restricted common units.
(b)	Represents vested but undelivered deferred restricted common units granted under the Deferred Compensation Plan for 2013 performance. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Deferred Compensation Plan.” On January 9, 2013, Mr. Hill was granted 329,209 deferred restricted common units (with a grant date fair value of $4,957,065) under the Deferred Compensation Plan for 2012 performance. This grant is reflected in the “Stock Awards” column of the Summary Compensation Table in 2012.
(c)	Represents the unvested premium award in respect of the deferred restricted common units grant made in respect of Mr. Hill’s 2013 performance under the Deferred Compensation Plan. On January 9, 2013, Mr. Hill was granted 82,303 deferred restricted common units (with a grant date fair value of $1,162,118) as the premium award in respect of his grant under the Deferred Compensation Plan for 2012 performance. This grant is reflected in the “Stock Awards” column of the Summary Compensation Table in 2012.
(d)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2012 performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013

Terms of Blackstone Holdings Partnership Units

Our pre-IPO owners, including our named executive officers other than Mr. Tosi and Mr. Finley, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Each of Mr. Tosi and Mr. Finley received grants of Blackstone Holdings Partnership Units following the commencement of their employment with us under our 2007 Equity Incentive Plan. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for our common units as described under “—Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement” below.

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Mr. Tosi and Mr. Finley) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of Messrs. James and Hill in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested. The remaining units vest, subject to the named executive officer’s continued employment, in equal installments on each anniversary of our initial public offering over up to eight years. All of the Blackstone Holdings Partnership Units received by Messrs. James and Hill in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan were subject to the following vesting terms: (a) 100% of the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) vested on the fifth anniversary of the commencement date of his service with the firm (September 2, 2008) and (b) the deferred restricted Blackstone Holdings Partnership Units underlying his make-whole grant (338,381 units) vested annually in varying increments on each January 15 from 2009 to 2012. The 699,845 and 50,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2009 and 2010, respectively, under the 2007 Equity Incentive Plan vest in equal installments over five years on each anniversary of the January 15, 2009 and January 15, 2010 grant date, respectively. The 500,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2010 under the 2007 Equity Incentive Plan vest in equal installments over five years on each anniversary of his hire date (September 1, 2010). The 344,154 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2011 under the 2007 Equity Incentive Plan will vest on January 1, 2016. The 61,360 and 20,454 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Mr. Finley, respectively, in 2012 under the 2007 Equity Incentive Plan will vest 20% on July 1, 2015, 30% on July 1, 2016 and 50% on July 1, 2017. The 34,734 and 11,578 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Mr. Finley, respectively, in 2013 under the 2007 Equity Incentive plan vest 20% on July 1, 2016, 30% on July 1, 2017 and 50% on July 1, 2018.

Except as described below, unvested partnership units are generally forfeited upon termination of employment. In connection with a named executive officer’s termination of employment due to qualifying retirement, a named executive officer will generally vest in 50% of their unvested partnership units. See “Non-Competition and Non-Solicitation Agreements—Retirement.” With respect to Mr. Tosi and Mr. Finley, the unvested partnership units granted to them in 2013 as well as any unvested partnership units granted to them pursuant to their respective senior managing director agreements will become fully vested if they are terminated by us without cause. A named executive officer who leaves our firm to accept specified types of positions in government service will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units that are unvested will automatically be deemed vested as of immediately prior to such change in control.

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

Minimum Retained Ownership Requirements. While employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested subject units received by him. The requirement that one continue to hold at least 25% of vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion. Subject units held by current and future personal planning vehicles beneficially owned by the families of a named executive officer are not deemed to be owned by these individuals for purposes of such minimum retained ownership requirements. Each of our named executive officers is in compliance with these minimum retained ownership requirements.

Transfer Restrictions. None of our named executive officers may transfer subject units at any time prior to December 31, 2014 other than pursuant to transactions or programs approved by our general partner.

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

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founder, Mr. Tosi and Mr. Finley. Senior managing directors who have joined the firm after our initial public offering (including Mr. Tosi and Mr. Finley) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “—Non-Competition and Non-Solicitation Agreements” below).

Senior Managing Director Agreement with Mr. Tosi

In connection with the commencement of Mr. Tosi’s employment with us in September 2008, we entered into a senior managing director agreement with him that included specific compensation terms. Those terms included his entitlement to three awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. The first award was a sign-on grant of 155,764 Blackstone Holdings Partnership Units, which was granted soon after the commencement of his employment with us. The second grant was a “make-whole” payment of 338,381 Blackstone Holdings Partnership Units, representing the value of compensation-related items from Merrill Lynch & Co., Inc. that Mr. Tosi forfeited as a result of his departure from that firm, which was granted soon after the commencement of his employment with the firm. The third grant of 699,845 Blackstone Holdings Partnership Units was in respect of a guaranteed equity grant for 2008 that was awarded on January 15, 2009. The unvested portion of Mr. Tosi’s equity-based awards will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Tosi is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Tosi will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Tosi has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors and are described under the caption “—Non-Competition and Non Solicitation Agreements” below.

Senior Managing Director Agreement with Mr. Finley

In connection with the commencement of Mr. Finley’s employment with us on September 1, 2010, we entered into a senior managing director agreement with him that included specific compensation terms. As part of Mr. Finley’s senior managing director agreement, he received an equity award on October 1, 2010 of 500,000 deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. These deferred restricted Blackstone Holdings Partnership Units vest in equal installments over five years on each anniversary of the hire date. The unvested portion of Mr. Finley’s award will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Finley is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Finley will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Finley has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors and are described under the caption “—Non-Competition and Non-Solicitation Agreements” below.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2013:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	8,223,062	$259,026,453
J. Tomilson Hill	2,988,163	$94,127,135
Laurence A. Tosi	600,217	$18,906,836
John Finley	232,032	$7,309,008

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and the unvested premium portion of deferred restricted common units granted under the Deferred Compensation Plan. The vesting terms of these awards are described under the captions “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards” above and “Narrative to Nonqualified Deferred Compensation for 2013 Table” below.
(b)	The dollar amounts shown in this column were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units or unvested deferred restricted common units held by the named executive officer by the closing market price of $31.50 per Blackstone common unit on December 31, 2013, the last trading day of 2013.

Option Exercises and Stock Vested in 2013

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2013:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	4,111,534	$84,245,328
J. Tomilson Hill (c)	1,861,661	$42,429,577
Laurence A. Tosi	305,733	$5,919,063
John Finley	100,000	$2,184,000

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units and our deferred restricted common units.
(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.
(c)	For Mr. Hill, includes 408,145 vested deferred restricted common units, with a value realized on vesting of $13,089,210, which were mandatorily deferred on January 13, 2014 pursuant to the Deferred Compensation Plan. These vested deferred restricted common units are scheduled to be delivered in equal annual installments over the four year deferral period and are reflected in the Nonqualified Deferred Compensation for 2013 Table below.

Nonqualified Deferred Compensation for 2013

The following table provides a summary of the named executive officer’s participation in our Deferred Compensation Plan during 2013 with respect to mandatorily deferred and vested, but undelivered, deferred restricted common units. Mr. Hill was the only named executive officer who participated in our Deferred Compensation Plan in 2013, but additional named executive officers may, at the discretion of the Plan Administrator, participate in future years.

Name	Executive Contributions in 2013	Registrant Contributions in 2013 (a)	Aggregate Earnings (Losses) in 2013 (b)	Aggregate Withdrawals/ Distributions (c)	Aggregate Balance at December 31, 2013 (d)
Stephen A. Schwarzman	$—	$—	$—	$—	$—
Hamilton E. James	$—	$—	$—	$—	$—
J. Tomilson Hill	$—	$13,089,210	$12,956,435	$(7,176,303)	$37,548,992
Laurence A. Tosi	$—	$—	$—	$—	$—
John Finley	$—	$—	$—	$—	$—

(a)	This column represents the mandatory deferral of a portion Mr. Hill’s annual cash bonus for 2013 into 408,145 deferred restricted common units pursuant to our Deferred Compensation Plan. These units were granted to Mr. Hill in 2014 in respect of 2013 performance. These deferred restricted common units are fully vested, but will be delivered in equal annual installments over four years. The grant date fair value of these deferred restricted common units is reflected in the “Stock Awards” column of the Summary Compensation Table (see footnote (b) to the Summary Compensation Table).
(b)	This column represents the earnings/(losses) during 2013 on deferred restricted common units granted to Mr. Hill pursuant to our Deferred Compensation Plan through the earlier of their delivery or December 31, 2013. No portion of any earnings would be considered above-market or preferential and, accordingly, no earnings are reflected in the Summary Compensation Table.
(c)	Represents the value realized by Mr. Hill on 398,241 deferred restricted common units that were delivered in 2013.

(d)	Represents the value as of December 31, 2013 of 1,184,646 deferred restricted common units granted to Mr. Hill. With respect to these deferred restricted common units, $23,503,277 has been previously reported in the “Stock Awards” column of the Summary Compensation Table. The values set forth in this column are based on the closing market price of $31.50 per Blackstone common unit on December 31, 2013, other than the units granted in 2014 in respect of 2013 performance, which are valued as of the date of their grant to him.

Narrative to Nonqualified Deferred Compensation for 2013 Table

In 2007, we established our Deferred Compensation Plan (which we also refer to as our “Bonus Deferral Plan”) for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash payment. In respect of the deferred portion of his or her annual cash payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash payment which is deferred under the plan depends on the total amount of such participant’s annual cash payment and for deferrals of 2013 annual cash payments was calculated on the basis set forth in the following table:

Portion of Annual Cash Payment	Marginal Deferral Rate Applicable to Such Portion	Effective Deferral Rate for Entire Annual Bonus (a)
$0 – 100,000	0%	0.0%
$100,001 – 200,000	15%	7.5%
$200,001 – 500,000	20%	15.0%
$500,001 – 750,000	30%	20.0%
$750,001 – 1,250,000	40%	28.0%
$1,250,001 – 2,000,000	45%	34.4%
$2,000,001 – 3,000,000	50%	39.6%
$3,000,001 – 4,000,000	55%	43.4%
$4,000,001 – 5,000,000	60%	46.8%
$5,000,000 +	65%	52.8%

(a)	Effective deferral rates are shown for illustrative purposes only and are based on an annual cash payment equal to the maximum amount in the range shown in the far left column (which is assumed to be $7,500,000 for the last range shown).

In addition, each plan participant is eligible to receive a premium award in the amount equal to a percentage of his or her deferral amount. The percentage is selected by the Plan Administrator (as defined in the Deferred Compensation Plan). Generally, except in respect of 2012, the premium award percentage is 20%. Generally, the premium award percentage in respect of 2012 was 25%. The deferral amount plus the premium award yields the total amount of deferral units that a participant is awarded for any given year.

Generally, deferral units are satisfied by delivery of our common units in equal annual installments over the deferral period, which is three years for grants made in respect of years prior to 2012 and four years for grants made in respect of 2012 and subsequent years (with no partial-year delivery). However, the entire premium portion of such deferral units is, with specified exceptions, subject to continued employment of such participant through the end of the applicable deferral period and vests and is delivered at the end of such deferral period. Delivery of our common units underlying vested deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. In connection with a participant’s termination of employment without cause or because of resignation, the entire unvested premium portion of the participant’s deferral units will be immediately forfeited. In connection with a participant’s termination of employment due to qualifying retirement, 50% of the unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. See “Non-Competition and Non-Solicitation Agreements—Retirement.” In connection with a participant’s termination of employment due to disability, the entire unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. In addition, if, following a termination of employment without cause or because of resignation, retirement or disability, the participant violates any applicable provision of his or her employment agreement, including specified restrictive covenants such as a non-compete, then any deferral units (vested and unvested, as applicable) that remain undelivered as of the date of such violation, will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any vested but undelivered deferral units will become immediately deliverable and the entire unvested premium portion of the participant’s deferral units will immediately vest and become deliverable.

At the end of each year, the Plan Administrator selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Deferred Compensation Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Deferred Compensation Plan and an individual who is not so selected may not elect to participate in the Deferred Compensation Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Deferred Compensation Plan for a given year may not necessarily be selected to participate in a subsequent year.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death, any unvested Blackstone Holdings Partnership Units and the unvested premium portion of any deferred restricted common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2013, the last business day of 2013, each of our named executive officers would have vested in the following numbers of Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $31.50 per Blackstone common unit on December 31, 2013: Mr. Schwarzman had no outstanding unvested units at December 31, 2013; Mr. James – 8,223,062 Blackstone Holdings Partnership Units with a value of $259,026,453; Mr. Hill – 2,726,552 Blackstone Holdings Partnership Units with a value of $85,886,388 and 261,611 deferred restricted common units with a value of $8,240,747; Mr. Tosi – 600,217 Blackstone Holdings Partnership Units with a value of $18,906,836 and Mr. Finley – 232,032 Blackstone Holdings Partnership Units with a value of $7,309,008. In addition, the Deferred Compensation Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common units will become immediately deliverable. Therefore, had a change of control or such termination of employment occurred on December 31, 2013, Mr. Hill would also have been entitled to accelerated delivery of the 1,184,646 vested but undelivered deferred restricted common units outstanding as of such date.

Upon a termination of employment because of disability, any unvested Blackstone Holdings Partnership Units will also automatically be deemed vested. However, the Deferred Compensation Plan provides that in connection with a participant’s termination of employment due to disability, the entire unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to the participant not violating any applicable provision of his or her employment agreement. Therefore, had a termination of employment because of disability occurred on

December 31, 2013, each of our named executive officers would have vested in the numbers of partnership units set forth in the paragraph immediately above, having the values set forth above, but Mr. Hill would not have immediately vested in his 261,611 unvested deferred restricted common units, which represent the premium portion of his deferred restricted common units.

In connection with a named executive officer’s termination of employment due to qualifying retirement, a named executive officer will generally vest in 50% of their unvested Blackstone Holdings Partnership Units. See “Non-Competition and Non-Solicitation Agreements—Retirement.” As of December 31, 2013, Mr. Hill and Mr. James were retirement eligible. Therefore, if Mr. Hill and Mr. James had retired on December 31, 2013, then Mr. Hill would have vested in 1,363,276 Blackstone Holdings Partnership Units with a value of $42,943,194 and Mr. James would have vested in 4,111,531 Blackstone Holdings Partnership Units with a value of $129,513,227. In addition, if Mr. Hill had retired on December 31, 2013, then the Deferred Compensation Plan provides that 50% of the unvested premium portion of his deferred restricted common units would continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to him not violating any applicable provision of his employment agreement.

Upon a termination of Mr. Tosi’s or Mr. Finley’s employment without cause, the unvested Blackstone Holdings Partnership Units granted to them in 2013 as well as any unvested Blackstone Holdings Partnership Units granted to them pursuant to their respective senior managing director agreements will become fully vested. Had such a termination without cause occurred on December 31, 2013, Mr. Tosi and Mr. Finley would have vested in the following numbers of Blackstone Holdings Partnership Units, having the following values based on our closing market price of $31.50 per Blackstone common unit on December 31, 2013: Mr. Tosi – 174,703 units with a value of $5,503,145 and Mr. Finley – 211,578 units with a value of $6,664,707.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. See “—Non-Competition and Non-Solicitation Agreements—Retirement.” As of December 31, 2013, Mr. James and Mr. Hill were retirement eligible for purposes of their carried interest allocations.

In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2013—Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2013, the aggregate present value of these expected costs was $1.0 million, for which approximately $200,000, $50,000 and $100,000 were expensed for financial statement purposes in each of the years ended December 31, 2013, 2012 and 2011, respectively.

Non-Competition and Non-Solicitation Agreements

Upon the consummation of our initial public offering, we entered into a non-competition and non-solicitation agreement with our founder, our other senior managing directors, most of our other professional employees and specified senior administrative personnel to whom we refer collectively as “Contracting Employees.” Contracting Employees who have joined the firm after our initial public offering, such as Mr. Tosi and Mr. Finley, have also executed non-competition and non-solicitation agreements. The following are descriptions of the material terms of each such non-competition and non-solicitation agreement. With the exception of the few differences noted in the description below, the terms of each non-competition and non-solicitation agreement are generally in relevant part similar.

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

Retirement. Blackstone personnel are eligible to retire if they have satisfied either of the following tests: (a) one has reached the age of 65 and has at least five full years of service with our firm; or (b) generally one has reached the age of 55 and has at least five full years of service with our firm and the sum of his or her age plus years of service with our firm totals at least 65.

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

Director Compensation in 2013

No additional remuneration is paid to our employees for service as a director of our general partner. In 2013, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $150,000, with a grant date fair value determined as described in footnote (a) to the first table below. The number of deferred restricted common units to be granted is based on the average of the high and low trading price of our common units on the grant date. An additional $30,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2013. An additional $25,000 annual cash retainer was paid to Mr. Light in connection with his service as a director on the executive committee of Blackstone Group International Partners LLP.

The following table provides the director compensation for our directors for 2013:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Jonathan D. Gray (c)	$—	$—	$—
The Right Honorable Brian Mulroney	$150,000	$150,479	$300,479
William G. Parrett	$180,000	$149,501	$329,501
Richard Jenrette	$150,000	$151,882	$301,882
Jay O. Light	$175,000	$152,219	$327,219
Rochelle B. Lazarus (d)	$46,875	$151,680	$198,555

(a)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2013 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.
(b)	Each of our non-employee directors was granted deferred restricted common units upon appointment as a director. In 2013, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common units: Mr. Jenrette—6,910 units; Ms. Lazarus—7,247 units; Mr. Light—6,213 units; Mr. Mulroney—7,344 units; and Mr. Parrett—5,770 units. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2013:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
The Right Honorable Brian Mulroney	7,344	$231,336
William G. Parrett	5,770	$181,755
Richard Jenrette	6,910	$217,665
Jay O. Light	6,213	$195,710
Rochelle B. Lazarus	7,247	$228,281

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(2)	The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $31.50 per Blackstone common unit on December 31, 2013, the last trading day of 2013.
(c)	Mr. Gray is an employee and no additional remuneration is paid to him for service as a director of our general partner. Mr. Gray’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(d)	Ms. Lazarus was appointed as a director of our general partner effective July 9, 2013. Therefore, the amount reported for Ms. Lazarus reflects the pro-rated portion of her annual cash retainer earned from the date of her appointment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 21, 2014 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 21, 2014. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Janus Capital Management LLC (b)	25,704,476	5%	—	—
FMR LLC (c)	33,864,273	7%	—	—

Directors and Executive Officers (d)
Stephen A. Schwarzman (e)(f)	—	—	231,924,793	44%
Hamilton E. James (f)	3,000,000	1%	34,180,300	7%
J. Tomilson Hill (f)	1,969,829	0%	14,645,085	3%
Laurence A. Tosi	—	—	534,480	*
Jonathan D. Gray (f)	—	—	40,585,300	8%
John G. Finley	15,000	—	210,000	—
The Right Honorable Brian Mulroney	134,253	*	—	—
William G. Parrett	50,199	*	—	—
Richard Jenrette	29,001	*	—	—
Rochelle B. Lazarus	12,500	*	—	—
Jay O. Light	28,832	*	—	—
All executive officers and directors as a group (12 persons)	5,251,308	1%	322,238,572	61%

*	Less than one percent
(a)

Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings Partnerships to effect an exchange for a common unit. See “—Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement”. Beneficial ownership of Blackstone

Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(b)	Reflects units beneficially owned by Janus Capital Management LLC based on the Schedule 13G filed by Janus Capital on February 14, 2014. The address of Janus Capital Management is 151 Detroit Street, Denver, Colorado 80206.
(c)	Reflects units beneficially owned by FMR, LLC and its subsidiaries based on the Schedule 13G filed by FMR, LLC on February 13, 2014. The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210.
(d)	The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 21, 2014: J. Tomilson Hill – 1,056,499 deferred restricted common units; Laurence A. Tosi – 758,745 deferred restricted Blackstone Holdings Partnership Units; John Finley – 307,032 deferred restricted Blackstone Holdings Partnership Units; The Right Honorable Brian Mulroney – 7,344 deferred restricted common units; William G. Parrett – 5,770 deferred restricted common units; Richard Jenrette – 6,910 deferred restricted common units; Rochelle B. Lazarus – 7,247 deferred restricted common units; Jay O. Light – 6,213 deferred restricted common units; and all other executive officers and directors as a group – 311,848 deferred restricted Blackstone Holdings Partnership Units.
(e)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(f)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman – 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James – 10,657,207 units held in a trust for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Hill – 250,000 units held by Mr. Hill’s spouse and 5,636,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee, Mr. Tosi – 225,000 units held in a trust for which Mr. Tosi is the investment trustee, and Mr. Gray – 4,566,437 units held in a trust for which Mr. Gray is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman – 2,713,432 units, Mr. Hill – 1,436,274 units, and Mr. Gray – 5,892,454 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman – 1,438,529 units. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control.

In addition, as of February 21, 2014, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 77,144,845 of our non-voting common units and may from time to time make open market purchases or sales of our voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	58,100,633	—	150,927,382
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	58,100,633	—	150,927,382

(a)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2013.
(b)	The aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2014, pursuant to this formula, 164,224,426 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2013, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Tax Receivable Agreements

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The

Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings partnerships to effect an exchange for a common unit. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of Blackstone’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. One of the subsidiaries of The Blackstone Group L.P. which is a corporate taxpayer has entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by the corporate taxpayer to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $407.4 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2013, payments totaling $80.6 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits we received for the 2012 taxable year. Those payments included payments of $12,702,691 to Stephen A. Schwarzman and investment vehicles controlled by a relative of Mr. Schwarzman; $2,283,817 to Hamilton E. James and a trust for which Mr. James is the investment trustee; $1,328,521 to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee and $34,633 to Laurence A. Tosi.

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

iLevel Transaction

Blackstone and Swift River Investments, Inc., a private family investment firm which manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James, his brother, David R. James, and members of their families, are the largest shareholders in iLevel Solutions LLC (“iLevel”), a business that provides private equity software and advanced portfolio monitoring software solutions to private equity firms and other institutions, including Blackstone, with approximately 22.0% and 25.4% equity interests, respectively. While Hamilton E. James has a majority economic interest in Swift River Investments, the day-to-day business of Swift River Investments is managed by David R. James.

Compensation of Jonathan D. Gray

On February 24, 2012, Jonathan D. Gray was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Gray joined Blackstone in 1992 and is a Senior Managing Director and Global Head of Real Estate. For 2013, Mr. Gray received a base salary of $350,000 and an annual cash bonus payment of $26,665,762. The cash payment was based upon the performance of the Real Estate segment, including the contribution of all current and past funds within the segment dating back to before the IPO. The ultimate cash payment to Mr. Gray was, however, determined in the discretion of Mr. Schwarzman in consultation with Mr. James.

Mr. Gray also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Gray in respect of carried interest in our carry funds primarily relates to Mr. Gray’s participation in the real estate funds (which were formed both before and after the IPO). The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Gray for 2013 was $25,985,203. See “Executive Compensation—Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

Mr. Gray was also allocated restricted shares of listed common stock of BXMT in connection with advisory services provided by Blackstone to BXMT. The value of the restricted shares allocated to Mr. Gray, based on the closing price of BXMT’s common stock on the date of the award, was $940,157. These restricted shares will vest over three years with one-sixth of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter.

Blackstone Holdings Partnership Agreements

As a result of the reorganization and the IPO, The Blackstone Group L.P. became a holding partnership and, through wholly owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization. Wholly owned subsidiaries of The Blackstone Group L.P. are the sole general partner of each of the Blackstone Holdings Partnerships. Accordingly, The Blackstone Group L.P. operates and controls all of the business and affairs of Blackstone Holdings and, through Blackstone Holdings and its operating entity subsidiaries, conducts our business. Through its wholly owned subsidiaries, The Blackstone Group L.P. has unilateral control over all of the affairs and decision making of Blackstone Holdings. Furthermore, the wholly owned subsidiaries of The Blackstone Group L.P. cannot be removed as the general partners of the Blackstone Holdings Partnerships without their approval. Because our general partner, Blackstone Group Management L.L.C., operates and controls the business of The Blackstone Group L.P., the board of directors and officers of our general partner are accordingly responsible for all operational and administrative decisions of Blackstone Holdings and the day-to-day management of Blackstone Holdings’ business. Pursuant to the partnership agreements of the Blackstone Holdings Partnerships, the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”

Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group L.P.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group L.P.’s wholly owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”. The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, Blackstone Holdings Partnership Units may be exchanged for The Blackstone Group L.P. common units as described under “—Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our common units.

See “—Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Blackstone Holdings Partnership Units—Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “—Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Blackstone Holdings Partnership Units—Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

In addition, substantially all of our expenses, including substantially all expenses solely incurred by or attributable to The Blackstone Group L.P. but not including obligations incurred under the tax receivable agreement by The Blackstone Group L.P.’s wholly owned subsidiaries, income tax expenses of The Blackstone Group L.P.’s wholly owned subsidiaries and payments on indebtedness incurred by The Blackstone Group L.P.’s wholly owned subsidiaries, are borne by Blackstone Holdings.

Exchange Agreement

In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly owned subsidiaries). In addition, newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the exchange agreement. Under the exchange agreement, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings Partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, The Blackstone Group L.P.’s indirect interest in the Blackstone Holdings Partnerships will be correspondingly increased.

Firm Use of Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own an airplane and have a partial interest in a helicopter that we use for business purposes in the course of our operations. Mr. Schwarzman paid for the ownership interests in these aircraft himself and bore all operating, personnel and maintenance costs associated with their operation. The hourly payments we made to these entities for such use were based on current market rates. In 2013, we paid to these entities $2.7 million for the use of the airplane and $0.2 million for the use of the helicopter.

An entity jointly controlled by Mr. James and Mr. Gray wholly owns an airplane that we use for business purposes in the course of our operations. Each of Mr. James and Mr. Gray paid for his respective ownership interest in this aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we will make for such use will be based on current market rates. Although we made no payments during 2013 for such use, we expect the amount payable in connection with our use of this aircraft in 2013 to be approximately $0.8 million.

Side-By-Side and Other Investment Transactions

Our directors and executive officers are permitted to invest their own capital in side-by-side investments with our carry funds. Side-by-side investments are investments in portfolio companies or other assets on generally the same terms and conditions as those investments made by the applicable fund, except that these side-by-side investments are not subject to management fees or carried interest. In addition, our directors and executive officers are permitted to invest their own capital in our funds of hedge funds and credit-focused funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. During the year ended December 31, 2013, Mr. Schwarzman, Mr. James, Mr. Hill, Mr. Tosi, Mr. Finley and Mr. Parrett (and certain investment trusts controlled by them or their immediate family members) received $78.2 million, $15.7 million, $10.3 million, $0.1 million, $0.2 million and $0.2 million, respectively, relating to their personal investments (and the investments of such trusts) in Blackstone-managed investment funds.

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

We will also indemnify any of our employees who personally becomes subject to a “clawback” obligation to one of our investment funds in respect of carried interest that we have received. See “Part I. Item 1. Business—Incentive Arrangements / Fee Structure”.

Non-Competition and Non-Solicitation Agreements

We have entered into a non-competition and non-solicitation agreement with each of our professionals and other senior employees, including each of our executive officers. See “—Item 11. Executive Compensation—Non-Competition and Non-Solicitation Agreements” for a description of the material terms of such agreements.

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. However, five of the nine members of our general partner’s board of directors satisfy the independence and financial literacy requirements of the NYSE and the SEC. These directors are Messrs. Jenrette, Light, Mulroney and Parrett and Ms. Lazarus. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined on January 28, 2014 that the independent directors have no material relationship with us or our general partner. The board of directors of our general partner follows the following standards in determining director independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2013
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)
	(Dollars in Thousands)
Audit Fees	$9,130	(a)	$25,504	$—
Audit-Related Fees	$—		$170	$9,778
Tax Fees	$450	(b)	$47,164	$2,984

	Year Ended December 31, 2012
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)
	(Dollars in Thousands)
Audit Fees	$11,000	(a)	$22,544	$—
Audit-Related Fees	$1,046		$95	$9,677
Tax Fees	$500	(b)	$29,068	$4,802

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and (c) consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)	The Deloitte Entities also provide audit and tax services to certain Blackstone funds and other corporate entities. The tax services provided consist primarily of tax compliance and related services.
(d)	Audit-Related Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to certain portfolio companies for which services and fees are approved directly by the portfolio company’s management and are not included in the amounts presented here.

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

3.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on
Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

Exhibit Number	Exhibit Description
4.6	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on
Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.7	Form of 4.75% Senior Note due 2023 (included in Exhibit 4.6 hereto).

4.8	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on
Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.9	Form of 6.25% Senior Note due 2042 (included in Exhibit 4.8 hereto).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001- 33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description
10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6	Second Amended and Restated Exchange Agreement, dated as of February 28, 2013, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.8.1+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.9+*	The Blackstone Group L.P. Fifth Amended and Restated Bonus Deferral Plan effective as of December 1, 2013.

10.10+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to
Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.11+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.13+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.14+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.15	Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

Exhibit Number	Exhibit Description
10.15.1	First Amendment, dated as of April 8, 2011, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.15.2	Second Amendment, dated as of July 13, 2012, to the Credit Agreement, dated as of March 23, 2010, among Blackstone Holdings Finance Co. L.L.C., as Borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as Guarantors, Citibank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K
(File No. 001-33551) filed with the SEC on July 17, 2012).

10.16	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd, dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.17	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd, amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

10.18+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to
Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

Exhibit Number	Exhibit Description
10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.27	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.28+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

Exhibit Number	Exhibit Description
10.29+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.30+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.31+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.32+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.33+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001-33551) filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001- 33551) filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001-33551) filed with the SEC on March 2, 2009).

10.37+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001-33551) filed with the SEC on March 2, 2009).

10.38+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
(File No. 001-33551) filed with the SEC on March 2, 2009).

10.39+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

Exhibit Number	Exhibit Description
10.40+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.42+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.44	Amended and Restated Master Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Management Partners IV, L.L.C., dated as of February 27, 2012 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.45	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
(File No. 001-33551) filed with the SEC on May 10, 2010).

10.46	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
(File No. 001-33551) filed with the SEC on May 10, 2010).

10.47	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.48	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.49	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.50	Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates II LLC, dated as of March 31, 2011, by and among GSO Holdings I L.L.C. and certain members of GSO Capital Opportunities Associates II LLC thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

Exhibit Number	Exhibit Description
10.51	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.52	GSO NMERB Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.53	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(File No. 001-33551) filed with the SEC on November 9, 2011).

10.53.1	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
(File No. 001-33551) filed with the SEC on February 28, 2012).

10.54	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(File No. 001-33551) filed with the SEC on May 7, 2012).

10.55	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.56+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.57+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.58+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.59+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
(File No. 001-33551) filed with the SEC on November 2, 2012).

10.60+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
(File No. 001-33551) filed with the SEC on March 1, 2013).

Exhibit Number	Exhibit Description
10.61+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012
(File No. 001-33551) filed with the SEC on March 1, 2013).

10.62+*	Agreement, dated as of July 6, 2010, between Blackstone Holdings I L.P. and John G. Finley.

10.63+*	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014.

10.64+*	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: February 28, 2014

The Blackstone Group L.P.
	By:	Blackstone Group Management L.L.C., its General Partner

/s/ Laurence A. Tosi
	Name:	Laurence A. Tosi
	Title:	Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February, 2014.

Signature	Title
/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Jonathan D. Gray Jonathan D. Gray	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Hamilton E. James Hamilton E. James	Director

/s/ Richard Jenrette Richard Jenrette	Director

/s/ Rochelle B. Lazarus Rochelle B. Lazarus	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ William G. Parrett William G. Parrett	Director

/s/ Laurence A. Tosi Laurence A. Tosi	Chief Financial Officer (Principal Financial Officer)

/s/ Kathleen Skero Kathleen Skero	Principal Accounting Officer (Principal Accounting Officer)