Form 10-Q
period 2014-03-31
Blackstone Group L.P.
filed 2014-05-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 30, 2014 was 511,616,604. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 30, 2014 was 69,083,468.

SIGNATURES	121

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds which are managed by Blackstone.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2014	December 31, 2013
Assets
Cash and Cash Equivalents	$787,521	$831,998
Cash Held by Blackstone Funds and Other	1,210,586	1,045,882
Investments (including assets pledged of $240,334 and $316,564 at March 31, 2014 and December 31, 2013, respectively)	21,905,850	21,729,523
Accounts Receivable	1,108,848	888,356
Reverse Repurchase Agreements	162,708	148,984
Due from Affiliates	956,449	1,192,044
Intangible Assets, Net	534,490	560,748
Goodwill	1,787,392	1,787,392
Other Assets	348,375	284,472
Deferred Tax Assets	1,226,326	1,209,207

Total Assets	$30,028,545	$29,678,606

Liabilities and Partners’ Capital
Loans Payable	$9,987,304	$10,466,504
Due to Affiliates	1,366,052	1,436,859
Accrued Compensation and Benefits	1,971,434	2,132,939
Securities Sold, Not Yet Purchased	296,434	76,195
Repurchase Agreements	216,861	316,352
Accounts Payable, Accrued Expenses and Other Liabilities	1,418,699	872,086

Total Liabilities	15,256,784	15,300,935

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	2,176,354	1,950,442

Partners’ Capital
Partners’ Capital (common units: 584,091,792 issued and outstanding as of March 31, 2014; 572,592,279 issued and outstanding as of December 31, 2013)	6,108,525	6,002,592
Appropriated Partners’ Capital	234,509	300,708
Accumulated Other Comprehensive Income	2,418	3,466
Non-Controlling Interests in Consolidated Entities	2,563,146	2,464,047
Non-Controlling Interests in Blackstone Holdings	3,686,809	3,656,416

Total Partners’ Capital	12,595,407	12,427,229

Total Liabilities and Partners’ Capital	$30,028,545	$29,678,606

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

	March 31, 2014	December 31, 2013
Assets
Cash Held by Blackstone Funds and Other	$829,263	$618,881
Investments	9,423,931	9,700,804
Accounts Receivable	589,371	231,052
Due from Affiliates	20,958	27,022
Other Assets	23,803	29,755

Total Assets	$10,887,326	$10,607,514

Liabilities
Loans Payable	$8,124,054	$8,802,155
Due to Affiliates	120,323	143,444
Accounts Payable, Accrued Expenses and Other	975,074	284,818

Total Liabilities	$9,219,451	$9,230,417

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2014	2013
Revenues
Management and Advisory Fees, Net	$573,160	$482,133

Performance Fees
Realized
Carried Interest	333,623	294,170
Incentive Fees	43,794	23,741
Unrealized
Carried Interest	330,394	177,347
Incentive Fees	64,233	105,798

Total Performance Fees	772,044	601,056

Investment Income
Realized	153,026	42,353
Unrealized	13,500	106,230

Total Investment Income	166,526	148,583

Interest and Dividend Revenue	14,069	12,557
Other	869	2,144

Total Revenues	1,526,668	1,246,473

Expenses
Compensation and Benefits
Compensation	485,351	451,430
Performance Fee Compensation
Realized
Carried Interest	149,398	89,437
Incentive Fees	23,635	10,508
Unrealized
Carried Interest	40,730	95,472
Incentive Fees	23,531	44,478

Total Compensation and Benefits	722,645	691,325
General, Administrative and Other	135,554	109,306
Interest Expense	24,667	27,062
Fund Expenses	4,985	7,408

Total Expenses	887,851	835,101

Other Income
Net Gains from Fund Investment Activities	70,155	67,210

Income Before Provision for Taxes	708,972	478,582
Provision for Taxes	54,097	50,993

Net Income	654,875	427,589
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,792	62,316
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	43,961	(9,452)
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	299,505	207,090

Net Income Attributable to The Blackstone Group L.P.	$265,617	$167,635

Distributions Declared Per Common Unit	$0.58	$0.42

Net Income Per Common Unit — Basic and Diluted	$0.44	$0.29

Weighted-Average Common Units Outstanding
Common Units, Basic	601,527,299	582,322,183

Common Units, Diluted	605,669,164	585,699,899

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$74,032	$39,371

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$654,875	$427,589
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(1,166)	(11,950)

Comprehensive Income	653,709	415,639
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,792	62,316
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	43,843	(17,280)
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	299,505	207,090

Comprehensive Income Attributable to The Blackstone Group L.P.	$264,569	$163,513

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	4,511	—	4,511	30,922
Net Income	—	265,617	—	—	43,961	299,505	609,083	45,792
Allocation of Losses of Consolidated CLO Entities	—	—	(39,019)	—	39,019	—	—	—
Currency Translation Adjustment	—	—	—	(1,048)	(118)	—	(1,166)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(118)	—	118	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	(2,695)	—	—	—	—	(2,695)	—
Capital Contributions	—	—	—	—	147,862	—	147,862	282,641
Capital Distributions	—	(341,318)	—	—	(135,987)	(367,544)	(844,849)	(133,443)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(212)	—	(212)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	12,645	—	—	—	—	12,645	—
Equity-Based Compensation	—	142,117	—	—	—	133,128	275,245	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(35,460)	—	(55)	—	(35,515)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,759,747	(19,129)	—	—	—	—	(19,129)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	14,006	—	—	—	—	14,006	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,354)	—	—	—	10,354	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	6,739,766	45,050	—	—	—	(45,050)	—	—

Balance at March 31, 2014	584,091,792	$6,108,525	$234,509	$2,418	$2,563,146	$3,686,809	$12,595,407	$2,176,354

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Net Income (Loss)	—	167,635	—	—	(9,452)	207,090	365,273	62,316
Allocation of Losses of Consolidated CLO Entities	—	—	(81,254)	—	81,254	—	—	—
Currency Translation Adjustment	—	—	—	(4,122)	(7,828)	—	(11,950)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(7,828)	—	7,828	—	—	—
Capital Contributions	—	—	—	—	34,648	107	34,755	151,450
Capital Distributions	—	(240,498)	—	—	(66,689)	(321,017)	(628,204)	(130,874)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(208)	—	(208)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(11)	—	—	—	—	(11)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	75,859	—	—	—	—	75,859	—
Equity-Based Compensation	—	126,994	—	—	—	125,354	252,348	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(9,776)	—	—	—	(9,776)	50
Net Delivery of Vested Common Units	4,574,312	(9,741)	—	—	—	—	(9,741)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(9,748)	—	—	—	9,748	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	383,129	1,902	—	—	—	(1,902)	—	—

Balance at March 31, 2013	561,311,828	$5,068,041	$410,170	$(1,952)	$1,483,112	$2,767,736	$9,727,107	$1,639,127

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net Income	$654,875	$427,589
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(108,233)	(125,897)
Net Realized Gains on Investments	(543,367)	(425,967)
Changes in Unrealized Gains on Investments Allocable to The Blackstone Group L.P.	3,833	(86,763)
Non-Cash Performance Fees	(276,508)	(134,220)
Non-Cash Performance Fee Compensation	237,294	239,896
Equity-Based Compensation Expense	194,645	195,343
Excess Tax Benefits Related to Equity-Based Compensation	(16,513)	—
Amortization of Intangibles	26,258	22,913
Other Non-Cash Amounts Included in Net Income	53,939	51,607
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(52,120)	153,381
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(75,327)	(103,985)
Accounts Receivable	364,988	178,416
Reverse Repurchase Agreements	(13,724)	(10,025)
Due from Affiliates	275,550	44,438
Other Assets	(81,645)	9,333
Accrued Compensation and Benefits	(288,791)	(289,260)
Securities Sold, Not Yet Purchased	70,318	(12,762)
Accounts Payable, Accrued Expenses and Other Liabilities	(223,761)	(386,227)
Repurchase Agreements	(138,678)	(39,412)
Due to Affiliates	(28,278)	(53,020)
Treasury Cash Management Strategies
Investments Purchased	(808,884)	(931,481)
Cash Proceeds from Sale of Investments	1,020,997	1,199,355
Blackstone Funds Related
Investments Purchased	(1,652,358)	(1,564,358)
Cash Proceeds from Sale or Pay Down of Investments	2,385,748	2,745,408

Net Cash Provided by Operating Activities	980,258	1,104,302

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(6,123)	(7,344)
Changes in Restricted Cash	5,841	5,852

Net Cash Used in Investing Activities	(282)	(1,492)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(258,361)	$(197,563)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	419,332	186,147
Purchase of Interests from Certain Non-Controlling Interest Holders	(6)	(11)
Payments Under Tax Receivable Agreement	(80,565)	—
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(19,129)	(9,741)
Excess Tax Benefits Related to Equity-Based Compensation	16,513	—
Proceeds from Loans Payable	2,206	479
Repayment and Repurchase of Loans Payable	(6,488)	(435)
Distributions to Unitholders	(708,862)	(561,515)
Blackstone Funds Related
Proceeds from Loans Payable	—	1,844
Repayment of Loans Payable	(389,097)	(416,241)

Net Cash Used in Financing Activities	(1,024,457)	(997,036)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(10)

Net Increase (Decrease) in Cash and Cash Equivalents	(44,477)	105,764
Cash and Cash Equivalents, Beginning of Period	831,998	709,502

Cash and Cash Equivalents, End of Period	$787,521	$815,266

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$49,282	$53,785

Payments for Income Taxes	$47,547	$17,212

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$10,933	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(11,069)	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$808	$109

Net Assets Related to the Consolidation of CLO Vehicles	$8,398	$—

Net Assets Related to the Consolidation of Certain Fund Entities	$35,433	$—

In-kind Contribution of Capital	$—	$2,323

Transfer of Interests to Non-Controlling Interest Holders	$(212)	$(207)

Change in The Blackstone Group L.P.’s Ownership Interest	$(10,354)	$(9,748)

Net Settlement of Vested Common Units	$22,325	$9,981

Conversion of Blackstone Holdings Partnership Units to Common Units	$45,050	$1,902

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(46,023)	$(78,972)

Due to Affiliates	$33,378	$1,272

Partners’ Capital	$12,645	$77,700

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the accounts of the Partnership, its wholly owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Partnership is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is presumed to have control.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or capitalization rate. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

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

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables that otherwise would not have been carried at fair value with gains and losses recorded in net income. Accounting for these financial instruments at fair value is consistent with how the Partnership accounts for its other principal investments. Loans extended to third parties are recorded within Accounts Receivable within the Condensed Consolidated Statements of Financial Condition. Debt securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

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

The Partnership takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. The Partnership also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Condensed Consolidated Statements of Financial Condition.

Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.

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

The Partnership has elected to not offset derivative assets and liabilities or financial assets in its Condensed Consolidated Statements of Financial Condition, including cash and securities, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Partnership, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

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

Distributions

Distributions are reflected in the condensed consolidated financial statements when declared.

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

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2014	December 31, 2013
Finite-Lived Intangible Assets/Contractual Rights	$1,464,017	$1,594,128
Accumulated Amortization	(929,527)	(1,033,380)

Intangible Assets, Net	$534,490	$560,748

Amortization expense associated with Blackstone’s intangible assets was $26.3 million for the three months ended March 31, 2014 and $22.9 million for the three months ended March 31, 2013.

Amortization of Intangible Assets held at March 31, 2014 is expected to be $102.3 million, $95.8 million, $85.6 million, $46.5 million, and $46.5 million for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Blackstone’s intangible assets as of March 31, 2014 are expected to amortize over a weighted-average period of 7.3 years.

4.	INVESTMENTS

Investments consists of the following:

	March 31, 2014	December 31, 2013
Investments of Consolidated Blackstone Funds	$12,521,552	$12,521,248
Equity Method Investments	3,291,797	3,309,879
Blackstone’s Treasury Cash Management Strategies	996,806	1,104,800
Performance Fees	4,979,453	4,674,792
Other Investments	116,242	118,804

	$21,905,850	$21,729,523

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $758.8 million and $487.8 million at March 31, 2014 and December 31, 2013, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
Realized Gains	$13,713	$67,788
Net Change in Unrealized Gains (Losses)	(27,214)	(42,495)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(13,501)	25,293
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	83,656	41,917

Other Income — Net Gains from Fund Investment Activities	$70,155	$67,210

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2014 and 2013, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $97.2 million and $107.9 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013
Realized Gains	$3,094	$3,911
Net Change in Unrealized Gains (Losses)	8,970	(971)

	$12,064	$2,940

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2013	$971,860	$3,268,606	$9,468	$424,858	$4,674,792
Performance Fees Allocated as a Result of Changes in Fund Fair Values	286,726	335,470	23,259	74,214	719,669
Foreign Exchange Gain	—	454	—	—	454
Fund Distributions	(118,775)	(209,887)	(15,681)	(71,119)	(415,462)

Performance Fees, March 31, 2014	$1,139,811	$3,394,643	$17,046	$427,953	$4,979,453

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2014	2013
Realized Gains (Losses)	$6,307	$(648)
Net Change in Unrealized Gains (Losses)	(6,504)	5,204

	$(197)	$4,556

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2014 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$132,135	$3,590		(a)		(a)
Credit Driven	201,711	—		(b)		(b)
Event Driven	122,941	—		(c)		(c)
Equity	428,613	—		(d)		(d)
Commodities	58,260	—		(e)		(e)
Private Equity	72,337	—		(f)		(f)

	$1,015,997	$3,590

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 64% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 28% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated. The remaining 8% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side pocket 19% of Blackstone’s investments in this category.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 83% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 13% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 4% of the total fair value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side pocket such investments. As of the reporting date, the investee fund manager had not elected to side pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted for investments representing 95% of the fair value of investments in this category. Distributions will be received as the underlying investments are liquidated. The remaining 5% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(f)	The Private Equity category includes investments in private equity funds that primarily invest in private equity, revenue interests and other private investments. Withdrawals are not permitted for investments in this category.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31, 2014				December 31, 2013
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	$1,825,971	$4,834	$1,509,350	$1,545	$1,994,276	$8,521	$1,083,140	$2,676
Foreign Currency Contracts	93,600	846	111,512	737	166,066	1,480	163,787	1,015
Total Return Swaps	—	—	—	—	326,929	342	—	—
Credit Default Swaps	—	—	34,000	2,763	—	—	10,000	591
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	324,312	24,919	163,567	12,197	396,569	30,830	239,037	10,018
Interest Rate Contracts	25,684	2,857	—	—	62,193	3,726	—	—
Credit Default Swaps	—	—	113,119	7,912	—	—	—	—

Total	$2,269,567	$33,456	$1,931,548	$25,154	$2,946,033	$44,899	$1,495,964	$14,300

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2014	2013
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(833)	$(526)
Foreign Currency Contracts	1,439	(1,236)
Credit Default Swaps	286	8

Total	$892	$(1,754)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(2,542)	$(6,686)
Foreign Currency Contracts	(8,117)	7,379
Credit Default Swaps	1,813	(23)

Total	$(8,846)	$670

As of March 31, 2014 and December 31, 2013, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2014	December 31, 2013
Assets
Loans and Receivables	$61,573	$137,788
Equity and Preferred Securities	92,463	88,568
Assets of Consolidated CLO Vehicles
Corporate Loans	7,914,869	8,466,889
Corporate Bonds	143,333	161,382
Other	29,820	41,061

	$8,242,058	$8,895,688

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$7,795,523	$8,302,572
Subordinated Notes	619,188	610,435

	$8,414,711	$8,913,007

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2014		2013
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$43	$(50)
Equity and Preferred Securities	(584)	5,118	(793)	3,150
Assets of Consolidated CLO Vehicles
Corporate Loans	(38,242)	15,059	39,575	79,146
Corporate Bonds	1,098	252	2,882	(3,788)
Other	14,997	(3,118)	889	1,609

	$(22,731)	$17,311	$42,596	$80,067

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(2,538)	$(55,874)	$—	$(227,911)
Subordinated Notes	—	36,955	—	36,742

	$(2,538)	$(18,919)	$—	$(191,169)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2014
		For Financial Assets Past Due (a)		For Financial Assets with Non-Accrual Status
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(1,322)	$—	$—	$—	$(1,703)
Assets of Consolidated CLO Vehicles
Corporate Loans	(198,893)	25,269	(69,176)	—	—
Corporate Bonds	(325)	—	—	—	—

	$(200,540)	$25,269	$(69,176)	$—	$(1,703)

	December 31, 2013
		For Financial Assets Past Due (a)		For Financial Assets with Non-Accrual Status
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(533)	$—	$—	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(281,254)	57,837	(176,379)	—	—
Corporate Bonds	(1,789)	—	—	—	—

	$(283,576)	$57,837	$(176,379)	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2013, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2014 and December 31, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2014
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$970,477	$970,477
Equity Securities	74,543	106,643	207,217	388,403
Partnership and LLC Interests	—	163,401	1,283,903	1,447,304
Debt Instruments	2,708	1,442,482	154,380	1,599,570
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,147,823	767,046	7,914,869
Corporate Bonds	—	143,333	—	143,333
Freestanding Derivatives — Foreign Currency Contracts	—	24,919	—	24,919
Freestanding Derivatives — Interest Rate Contracts	—	2,857	—	2,857
Other	21	—	29,799	29,820

Total Investments of Consolidated Blackstone Funds	77,272	9,031,458	3,412,822	12,521,552
Blackstone’s Treasury Cash Management Strategies	90,586	857,359	48,861	996,806
Money Market Funds	196,428	—	—	196,428
Freestanding Derivatives
Interest Rate Contracts	4,049	785	—	4,834
Foreign Currency Contracts	—	846	—	846
Loans and Receivables	—	—	61,573	61,573
Other Investments	20,873	7,319	88,050	116,242

	$389,208	$9,897,767	$3,611,306	$13,898,281

Liabilities
Liabilities of Consolidated Blackstone Funds (a)
Freestanding Derivatives — Credit Default Swaps	$—	$7,912	$—	$7,912
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	—	—	7,795,523	7,795,523
Subordinated Notes	—	—	619,188	619,188
Freestanding Derivatives – Foreign Currency Contracts	—	12,197	—	12,197

Total Liabilities of Consolidated Blackstone Funds	—	20,109	8,414,711	8,434,820
Freestanding Derivatives
Interest Rate Contracts	1,502	43	—	1,545
Foreign Currency Contracts	—	737	—	737
Credit Default Swaps	—	2,763	—	2,763
Securities Sold, Not Yet Purchased	—	296,434	—	296,434

	$1,502	$320,086	$8,414,711	$8,736,299

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$897,843	$897,843
Equity Securities	51,147	130,816	193,699	375,662
Partnership and LLC Interests	—	88,555	1,254,903	1,343,458
Debt Instruments	—	1,154,902	45,495	1,200,397
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,537,661	929,228	8,466,889
Corporate Bonds	—	161,382	—	161,382
Freestanding Derivatives — Foreign Currency Contracts	—	30,830	—	30,830
Freestanding Derivatives — Interest Rate Contracts	—	3,726	—	3,726
Other	3,477	—	37,584	41,061

Total Investments of Consolidated Blackstone Funds	54,624	9,107,872	3,358,752	12,521,248
Blackstone’s Treasury Cash Management Strategies	19,629	1,041,039	44,132	1,104,800
Money Market Funds	173,781	—	—	173,781
Freestanding Derivatives
Interest Rate Contracts	7,423	1,098	—	8,521
Foreign Currency Contracts	—	1,480	—	1,480
Total Return Swaps	—	342	—	342
Loans and Receivables	—	—	137,788	137,788
Other Investments	87,068	17,270	14,466	118,804

	$342,525	$10,169,101	$3,555,138	$14,066,764

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$8,302,572	$8,302,572
Subordinated Notes	—	—	610,435	610,435
Freestanding Derivatives — Foreign Currency Contracts	—	10,018	—	10,018
Freestanding Derivatives
Interest Rate Contracts	2,484	192	—	2,676
Foreign Currency Contracts	—	1,015	—	1,015
Credit Default Swaps	—	591	—	591
Securities Sold, Not Yet Purchased	—	76,195	—	76,195

	$2,484	$88,011	$8,913,007	$9,003,502

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Transfers from Level I into Level II (a)	$—	$75,134
Transfers from Level II into Level I (b)	$18,029	$—

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$970,477	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	119,884	Discounted Cash Flows	Discount Rate	8.4% - 26.1%	12.4%
			Revenue CAGR	-0.2% - 33.9%	6.5%
			Exit Multiple -EBITDA	5.0x - 14.0x	9.0x
			Exit Multiple - P/E	8.5x - 17.0x	9.8x
	80,370	Transaction Price	N/A	N/A	N/A
	248	Market Comparable Companies	EBITDA Multiple	6.5x - 7.8x	7.1x
	572	Third Party Pricing	N/A	N/A	N/A
	6,143	Other	N/A	N/A	N/A

Partnership and LLC Interests	591,893	Discounted Cash Flows	Discount Rate	4.0% - 20.0%	9.0%
			Revenue CAGR	-0.8% - 34.3%	6.3%
			Exit Multiple - EBITDA	0.1x - 23.3x	9.4x
			Exit Capitalization Rate	4.3% - 10.5%	7.0%
	677,538	Transaction Price	N/A	N/A	N/A
	9,335	Third Party Pricing	N/A	N/A	N/A
	5,137	Other	N/A	N/A	N/A

Debt Instruments	12,220	Discounted Cash Flows	Discount Rate	9.8% - 21.0%	19.2%
			Revenue CAGR	0.1% - 8.0%	4.5%
			Exit Multiple - EBITDA	4.0x - 11.1x	10.4x
			Exit Capitalization Rate	6.4% - 8.4%	6.5%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A

	141,425	Third Party Pricing	N/A	N/A	N/A
	537	Transaction Price	N/A	N/A	N/A
	198	Market Comparable Companies	EBITDA Multiple	5.9x - 8.0x	5.9x

Assets of Consolidated CLO Vehicles	491,051	Third Party Pricing	N/A	N/A	N/A
	252,990	Market Comparable	EBITDA Multiple	3.5x - 15.0x	7.1x
		Companies
	46,724	Discounted Cash Flows	Discount Rate	7.0% - 8.5%	7.6%
	6,080	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,412,822

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$17,070	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	5.7% - 7.7%	6.2%
	21,124	Third Party Pricing	N/A	N/A	N/A
	623	Transaction Price	N/A	N/A	N/A
	10,044	NAV as Fair Value	N/A	N/A	N/A

Loans and Receivables	61,573	Discounted Cash Flows	Discount Rate	11.6% - 14.0%	12.7%

Other Investments	11,932	Transaction Price	N/A	N/A	N/A
	72,776	Discounted Cash Flows	Discount Rate	1.5% - 12.5%	3.3%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	3,342	NAV as Fair Value	N/A	N/A	N/A

Total	$3,611,306

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$8,414,711	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.2%

			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.4% - 24.2%	2.5%
			Reinvestment Rate	LIBOR + 400 bps	N/A

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2013:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$897,843	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	112,117	Discounted Cash Flows	Discount Rate	9.2% - 26.3%	12.4%
			Revenue CAGR	0.9% - 46.2%	6.8%
			Exit Multiple - EBITDA	5.0x - 14.0x	8.9x
			Exit Multiple - P/E	8.5x - 17.0x	9.8x
	78,154	Transaction Price	N/A	N/A	N/A
	275	Market Comparable Companies	EBITDA Multiple	6.3x - 7.5x	6.9x
	50	Third Party Pricing	N/A	N/A	N/A
	3,103	Other	N/A	N/A	N/A

Partnership and LLC Interests	557,534	Discounted Cash Flows	Discount Rate	5.0% - 22.5%	9.0%
			Revenue CAGR	-0.7% - 17.7%	5.5%
			Exit Multiple - EBITDA	3.0x - 23.3x	9.4x
			Exit Capitalization Rate	4.3% - 10.5%	7.0%
	687,246	Transaction Price	N/A	N/A	N/A
	9,181	Third Party Pricing	N/A	N/A	N/A
	942	Other	N/A	N/A	N/A

Debt Instruments	11,814	Discounted Cash Flows	Discount Rate	10.7% - 21.0%	19.2%
			Revenue CAGR	4.8% - 5.5%	4.8%
			Exit Multiple - EBITDA	5.8x - 11.1x	10.8x
			Exit Capitalization Rate	6.4% - 7.5%	6.7%
			Default Rate	2.0%	N/A
			Recovery Rate	67.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	31,675	Third Party Pricing	N/A	N/A	N/A
	1,772	Transaction Price	N/A	N/A	N/A
	234	Market Comparable Companies	EBITDA Multiple	6.2x - 8.0x	6.2x

Assets of Consolidated CLO Vehicles	615,414	Third Party Pricing	N/A	N/A	N/A
	293,382	Market Comparable Companies	EBITDA Multiple	3.5x - 11.3x	7.3x
	57,936	Discounted Cash Flows	Discount Rate	7.0% - 14.0%	7.8%
			Revenue CAGR	4.2%	N/A
			Exit Multiple - EBITDA	8.0x	N/A
	80	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	3,358,752

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$17,040	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	6.0% - 8.6%	6.6%
	16,993	Third Party Pricing	N/A	N/A	N/A
	10,099	NAV as Fair Value	N/A	N/A	N/A

Loans and Receivables	137,788	Discounted Cash Flows	Discount Rate	11.0% - 14.8%	12.6%

Other Investments	7,927	Transaction Price	N/A	N/A	N/A
	3,725	NAV as Fair Value	N/A	N/A	N/A
	2,814	Discounted Cash Flows	Discount Rate	12.5%	N/A

Total	$3,555,138

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$8,913,007	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	0.4% - 24.2%	2.6%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

Since December 31, 2013, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in Investment Income and Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2014				2013
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,358,752	$137,788	$58,598	$3,555,138	$3,017,699	$30,663	$28,104	$3,076,466
Transfer In Due to Consolidation and Acquisition (a)	276,806	—	—	276,806	—	—	—	—
Transfer In (Out) Due to Deconsolidation	(83,867)	—	—	(83,867)	(98,559)	—	11,960	(86,599)
Transfer In to Level III (b)	195,607	—	3,679	199,286	207,476	—	—	207,476
Transfer Out of Level III (b)	(244,308)	—	(1,009)	(245,317)	(322,764)	—	—	(322,764)
Purchases	159,613	81,241	77,637	318,491	172,968	2,873	62,774	238,615
Sales	(290,782)	(156,719)	(4,067)	(451,568)	(129,725)	(29,462)	(39,462)	(198,649)
Settlements	—	(1,170)	(155)	(1,325)	—	(332)	(1,559)	(1,891)
Realized Gains, Net	17,015	—	102	17,117	8,042	43	849	8,934
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	23,986	433	2,126	26,545	82,160	82	383	82,625

Balance, End of Period	$3,412,822	$61,573	$136,911	$3,611,306	$2,937,297	$3,867	$63,049	$3,004,213

	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2014			2013
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$8,302,572	$610,435	$8,913,007	$10,695,136	$846,471	$11,541,607
Transfer In Due to Consolidation and Acquisition (a)	472,019	86,182	558,201	—	—	—
Transfer Out Due to Deconsolidation	(639,091)	(39,798)	(678,889)	(757,450)	(83,296)	(840,746)
Issuances	—	—	—	1,063	781	1,844
Settlements	(388,987)	(110)	(389,097)	(404,392)	(349)	(404,741)
Realized Losses, Net	2,538	—	2,538	—	—	—
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	46,472	(37,521)	8,951	100,390	(43,055)	57,335

Balance, End of Period	$7,795,523	$619,188	$8,414,711	$9,634,747	$720,552	$10,355,299

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

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

	March 31, 2014	December 31, 2013
Investments	$901,243	$758,304
Accounts Receivable	78,013	166,908
Due from Affiliates	35,483	86,246

Total VIE Assets	1,014,739	1,011,458
Due to Affiliates	172	397
Accounts Payable, Accrued Expenses and Other Liabilities	—	2
Potential Clawback Obligation	63,392	63,290

Maximum Exposure to Loss	$1,078,303	$1,075,147

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2014, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $162.5 million and cash as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$162.5 million were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $239.2 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of March 31, 2014:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$5,680	$1,983	$478	$3,219
Reverse Repurchase Agreements	162,708	162,513	—	195

Total	$168,388	$164,496	$478	$3,414

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$12,957	$1,983	$10,739	$235
Repurchase Agreements	216,861	216,252	609	—

Total	$229,818	$218,235	$11,348	$235

The following tables present the offsetting of assets and liabilities as of December 31, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$10,343	$3,025	$582	$6,736
Reverse Repurchase Agreements	148,984	148,394	—	590

Total	$159,327	$151,419	$582	$7,326

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,282	$3,025	$1,257	$—
Repurchase Agreements	316,352	316,352	—	—

Total	$320,634	$319,377	$1,257	$—

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31, 2014	December 31, 2013
Furniture, Equipment and Leasehold Improvements, Net	$131,715	$137,088
Prepaid Expenses	145,098	61,226
Other Assets	65,882	75,815
Freestanding Derivatives	5,680	10,343

	$348,375	$284,472

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

12.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Condensed Consolidated Statements of Financial Condition, were:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$630,914	$686,673	$632,823	$684,860
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,584	$457,240	$398,543	$447,120
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,350	$425,760	$393,202	$415,760
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,768	$300,475	$239,738	$278,550

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2014				December 31, 2013
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$8,104,418	1.05%		3.9	$8,605,553	1.09%		4.1
Subordinated Notes	1,159,366	(a	)	N/A	1,221,068	(a	)	N/A

	$9,263,784				$9,826,621

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2014			December 31, 2013
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$7,795,523	$14,500	$13,730	$8,302,572	$14,500	$13,732
Subordinated Notes	$619,188	$183,742	$85,086	$610,435	$224,444	$110,197

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2014 and December 31, 2013, the fair value of the consolidated CLO assets was $9.3 billion and $9.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of March 31, 2014 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2014	$—	$3,762	$3,762
2015	—	5,030	5,030
2016	—	350,000	350,000
2017	—	240,000	240,000
After 2018	1,635,000	8,673,784	10,308,784

Total	$1,635,000	$9,272,576	$10,907,576

13.	INCOME TAXES

Blackstone’s effective tax rate was 7.6% and 10.7% for the three months ended March 31, 2014 and 2013, respectively. Blackstone’s income tax provision was $54.1 million and $51.0 million for the three months ended March 31, 2014 and 2013, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s effective tax rate for the three months ended March 31, 2014 and 2013 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three months ended March 31, 2014 and March 31, 2013 was calculated as follows:

	Three Months Ended March 31,
	2014	2013
Net Income Attributable to The Blackstone Group L.P.	$265,617	$167,635

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	601,527,299	582,322,183

Basic Net Income Per Common Unit	$0.44	$0.29

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	601,527,299	582,322,183
Weighted-Average Unvested Deferred Restricted Common Units	4,141,865	3,377,716

Weighted-Average Diluted Common Units Outstanding	605,669,164	585,699,899

Diluted Net Income Per Common Unit	$0.44	$0.29

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted-Average Blackstone Holdings Partnership Units	549,327,240	557,463,170

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

During the three months ended March 31, 2014, no units were repurchased. As of March 31, 2014, the amount remaining available for repurchases under this program was $335.8 million.

During the three months ended March 31, 2013, no units were repurchased.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s initial public offering (“IPO”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2014, the Partnership had the ability to grant 164,224,426 units under the Equity Plan.

For the three months ended March 31, 2014 and March 31, 2013, the Partnership recorded compensation expense of $194.6 million and $195.3 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $7.2 million and $5.5 million, respectively. As of March 31, 2014, there was $1.1 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,154,116,384 as of March 31, 2014. Total outstanding unvested phantom units were 146,294 as of March 31, 2014.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2014 and of changes during the period January 1, 2014 through March 31, 2014 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	48,057,816	$26.64	20,004,139	$15.57	147,169	$12.00
Granted	555,917	31.48	760,880	26.72	461	28.05
Vested	(1,644,757)	19.23	(1,539,627)	14.50	(766)	33.46
Forfeited	(65,425)	23.63	(198,821)	13.18	(570)	33.41

Balance, March 31, 2014	46,903,551	$26.96	19,026,571	$16.13	146,294	$11.95

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2014, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	43,437,445	1.7
Deferred Restricted Blackstone Common Units	16,159,235	2.3

Total Equity-Based Awards	59,596,680	1.8

Phantom Units	147,319	0.03

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $68.4 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	March 31, 2014	December 31, 2013
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$1,417	$1,561
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	198,044	151,493
Amounts Due from Portfolio Companies and Funds	236,638	307,926
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	44,479	259,787
Management and Performance Fees Due from Non-Consolidated Funds	308,508	325,389
Payments Made on Behalf of Non-Consolidated Entities	151,853	133,790
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	15,510	12,098

	$956,449	$1,192,044

	March 31, 2014	December 31, 2013
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,188,917	$1,235,168
Accrual for Potential Repayment of Previously Received Performance Fees	4,130	4,270
Due to Note Holders of Consolidated CLO Vehicles	98,815	123,929
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	16,603	11,293
Payable to Affiliates for Consolidated Funds	24,905	29,803
Distributions Received on Behalf of Blackstone Entities	20,942	22,815
Payments Made by Non-Consolidated Entities	11,740	9,581

	$1,366,052	$1,436,859

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2014 and December 31, 2013, such investments aggregated $1.0 billion and $1.0 billion, respectively. Their share of the Net

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $44.9 million and $50.5 million for the three months ended March 31, 2014 and 2013, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $74.0 million and $39.4 million for the three months ended March 31, 2014 and 2013, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.1 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2014. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $365.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to Blackstone common units, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the balance sheet date, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Acquisition of Ownership Interests from Non-Controlling Interest Holders in the Supplemental Disclosure of Non-Cash Investing and Financing Activities in the Condensed Consolidated Statements of Cash Flows.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of March 31, 2014 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $36.1 million as of March 31, 2014 which includes $20.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.4 million as of March 31, 2014.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone Funds. The amount guaranteed as of March 31, 2014 was $57.9 million.

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

Contingent Obligations (Clawback)

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points through 2016. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	March 31, 2014			December 31, 2013
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$—	$—	$—	$(5)	$151	$146
Real Estate	1,502	523	2,025	1,501	518	2,019
Credit	1,211	894	2,105	1,213	892	2,105

Total	$2,713	$1,417	$4,130	$2,709	$1,561	$4,270

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2014, $434.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

18.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management and financial advisory businesses through five segments:

•	Private Equity — Blackstone’s Private Equity segment comprises its management of private equity funds, certain multi-asset class investment funds and secondary private funds of funds.

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

•

Credit — Blackstone’s Credit segment, which principally includes GSO Capital Partners LP (“GSO”), manages credit-focused products within private debt and public market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the three months ended March 31, 2014 and 2013:

	March 31, 2014 and the Three Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$98,584	$159,336	$113,384	$105,574	$—	$476,878
Advisory Fees	—	—	—	—	69,963	69,963
Transaction and Other Fees, Net	42,847	13,564	93	3,344	62	59,910
Management Fee Offsets	(1,713)	(9,224)	(1,455)	(4,252)	—	(16,644)

Total Management and Advisory Fees, Net	139,718	163,676	112,022	104,666	70,025	590,107

Performance Fees
Realized
Carried Interest	119,805	194,658	—	19,160	—	333,623
Incentive Fees	—	(26)	39,845	14,018	—	53,837
Unrealized
Carried Interest	167,065	140,237	—	22,986	—	330,288
Incentive Fees	—	2,737	18,085	40,444	—	61,266

Total Performance Fees	286,870	337,606	57,930	96,608	—	779,014

Investment Income (Loss)
Realized	60,535	31,357	16,820	3,071	134	111,917
Unrealized	(9,033)	5,379	4,431	3,079	694	4,550

Total Investment Income	51,502	36,736	21,251	6,150	828	116,467
Interest and Dividend Revenue	5,228	6,110	2,661	5,861	2,502	22,362
Other	864	317	122	(259)	(175)	869

Total Revenues	484,182	544,445	193,986	213,026	73,180	1,508,819

Expenses
Compensation and Benefits
Compensation	73,307	80,233	40,571	50,752	61,682	306,545
Performance Fee Compensation
Realized
Carried Interest	85,771	51,833	—	11,794	—	149,398
Incentive Fees	—	(16)	13,271	10,380	—	23,635
Unrealized
Carried Interest	(27,148)	56,985	—	10,853	—	40,690
Incentive Fees	—	1,382	6,761	15,388	—	23,531

Total Compensation and Benefits	131,930	190,417	60,603	99,167	61,682	543,799
Other Operating Expenses	33,006	33,107	19,480	32,839	21,342	139,774

Total Expenses	164,936	223,524	80,083	132,006	83,024	683,573

Economic Income (Loss)	$319,246	$320,921	$113,903	$81,020	$(9,844)	$825,246

Segment Assets	$4,707,694	$7,449,271	$1,280,344	$2,337,262	$683,770	$16,458,341

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2013
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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,508,819	$17,849	(a)	$1,526,668	$1,259,653	$(13,180	)(a)	$1,246,473
Expenses	$683,573	$204,278	(b)	$887,851	$621,316	$213,785	(b)	$835,101
Other Income	$—	$70,155	(c)	$70,155	$—	$67,210	(c)	$67,210
Economic Income	$825,246	$(116,274	)(d)	$708,972	$638,337	$(159,755	)(d)	$478,582
Total Assets	$16,458,341	$13,570,204	(e)	$30,028,545

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2014	2013
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(17,878)	$13,020
Fund Expenses Added in Consolidation	(746)	8,401
Non-Controlling Interests in Income of Consolidated Entities	89,753	52,864
Transaction-Related Other Loss	(974)	(7,075)

Total Consolidation Adjustments and Reconciling Items	$70,155	$67,210

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2014	2013
Economic Income	$825,246	$638,337

Adjustments
Amortization of Intangibles	(29,003)	(25,657)
IPO and Acquisition-Related Charges	(177,024)	(186,962)
Non-Controlling Interests in Income of Consolidated Entities	89,753	52,864

Total Consolidation Adjustments and Reconciling Items	(116,274)	(159,755)

Income Before Provision for Taxes	$708,972	$478,582

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

19.	SUBSEQUENT EVENTS

On April 7, 2014, Blackstone Holdings Finance Co. L.L.C., an indirect subsidiary of the Partnership, issued $500 million in aggregate principal amount of 5.000% senior notes which will mature on June 15, 2044.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$787,521	$—	$—	$787,521
Cash Held by Blackstone Funds and Other	264,980	945,606	—	1,210,586
Investments	10,052,436	12,489,059	(635,645)	21,905,850
Accounts Receivable	390,615	718,233	—	1,108,848
Reverse Repurchase Agreements	162,708	—	—	162,708
Due from Affiliates	969,351	44,965	(57,867)	956,449
Intangible Assets, Net	534,490	—	—	534,490
Goodwill	1,787,392	—	—	1,787,392
Other Assets	282,522	65,853	—	348,375
Deferred Tax Assets	1,226,326	—	—	1,226,326

Total Assets	$16,458,341	$14,263,716	$(693,512)	$30,028,545

Liabilities and Partners’ Capital
Loans Payable	$1,662,615	$8,324,689	$—	$9,987,304
Due to Affiliates	1,220,054	238,293	(92,295)	1,366,052
Accrued Compensation and Benefits	1,971,434	—	—	1,971,434
Securities Sold, Not Yet Purchased	148,227	148,207	—	296,434
Repurchase Agreements	177,621	39,240	—	216,861
Accounts Payable, Accrued Expenses and Other Liabilities	342,518	1,076,181	—	1,418,699

Total Liabilities	5,522,469	9,826,610	(92,295)	15,256,784

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,176,354	—	2,176,354

Partners’ Capital
Partners’ Capital	6,108,525	601,217	(601,217)	6,108,525
Appropriated Partners’ Capital	—	234,509	—	234,509
Accumulated Other Comprehensive Income	1,558	860	—	2,418
Non-Controlling Interests in Consolidated Entities	1,138,980	1,424,166	—	2,563,146
Non-Controlling Interests in Blackstone Holdings	3,686,809	—	—	3,686,809

Total Partners’ Capital	10,935,872	2,260,752	(601,217)	12,595,407

Total Liabilities and Partners’ Capital	$16,458,341	$14,263,716	$(693,512)	$30,028,545

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition—Continued

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

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Real Estate Partners VI.C — ESH L.P.*

Blackstone Real Estate Special Situations Fund L.P.*

Blackstone Real Estate Special Situations Offshore Fund Ltd.*

Blackstone Strategic Alliance Fund II L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Capital Holdings B L.P.*

Blackstone Strategic Capital Holdings L.P.*

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Secured Trust Ltd.

BREP Edens Investment Partners L.P.

BSSF I AIV L.P.*

BTD CP Holdings, LP

GSO Legacy Associates II LLC

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

*	Consolidated as of March 31, 2014 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Real Estate. We are a world leader in real estate investing since launching our first real estate fund in 1994. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment funds, core plus real estate investments and a publicly traded real estate investment trust (“REIT”) (“BXMT”). Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, major urban office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds.

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

World equity and debt markets were mixed in the first quarter following sharp increases in 2013. In equities, volatility rose due primarily to rising geopolitical tensions and softening economic data in certain regions of the world. The MSCI All Country Index rose 1.2% for the quarter, with sharp declines in January offset by gains later in the quarter. Performance was varied across regions. Emerging markets and Asia generally underperformed, while Europe was mixed.

In the U.S., the S&P 500 Index rose 1.3% during the quarter, despite a weak January performance, reaching then-record high levels late in the quarter. Unemployment and other economic metrics continued to generally improve, although markets were briefly impacted by concerns of an earlier-than-expected increase in interest rates by the Federal Reserve, which quickly abated. Equity capital markets remained open in the quarter, supportive of initial public offerings and secondary offerings, despite heightened volatility.

Credit indices rose in the quarter with the high yield index up 3.1% and the leveraged loan index up 1.3%. Benchmark rates declined in the quarter, with the U.S. 10-year Treasury down 30 basis points to 2.7%, and high yield spreads moderately tightened.

Real estate operating fundamentals continue to improve, driven by a lack of new supply and growth in demand. In the U.S., overall vacancy levels have declined 60 basis points to 14.8% and 20 basis points to 10.4% within the office and retail sectors, respectively compared to the first quarter of 2013. In the U.S. hospitality sector, new construction remains significantly below historical levels and supply/demand fundamentals continue to support RevPAR (“Revenue per Available Room”) growth of 6.8% for the quarter. On a national level, home prices have increased 12.9% over the past twelve months through February 2014.

Significant Transaction

On April 7, 2014, Blackstone issued $500 million in aggregate principal amount of 5.000% senior notes, which will mature on June 15, 2044.

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

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” and “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition” in our 2013 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees, Net — Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees, advisory fees and management fee reductions and offsets.

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

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to Non-Controlling Interests in Blackstone Holdings. This residual attribution is based on the year to date average percentage of Blackstone Holdings Partnership Units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships.

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

The Obama administration has proposed to Congress similar changes that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposals would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. In its published revenue proposals for 2015, as well as for prior years, the Obama administration proposed similar changes.

Earlier this year, Representative Dave Camp, Chairman of the House Ways and Means Committee, released a discussion draft of proposed legislation that would introduce major changes to the U.S. federal income tax system (the “2014 Camp Proposal”). It would, among other things (a) generally treat publicly traded partnerships (other than those deriving 90 percent of their income from activities relating to mining and natural resources) as taxable corporations for tax years beginning after 2016 and (b) recharacterize a portion of capital gain from certain partnership interests held in connection with the performance of services as ordinary income for tax years beginning after 2014.

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

It is not possible at this time to meaningfully quantify the potential impact on Blackstone of this potential future legislation or any similar legislation. Multiple versions of legislation in this area have been proposed over the last few years that have included significantly different provisions regarding effective dates and the treatment of invested capital, tiered entities and cross-border operations, among other matters. Depending upon what version of the legislation, if any, were enacted, the potential impact on a public company such as Blackstone in a given year could differ dramatically and could be material. In addition, many of these legislative proposals would not themselves impose a tax on a publicly traded partnership such as Blackstone. Rather, they could force Blackstone and other publicly traded partnerships to restructure their operations so as to prevent disqualifying income from reaching the publicly traded partnership in amounts that would disqualify the partnership from treatment as a partnership for U.S. federal income tax purposes. Such a restructuring could result in more income being earned in corporate subsidiaries, thereby increasing corporate income tax liability indirectly borne by the publicly traded partnership. In addition, we, and our common unitholders, could be taxed on any such restructuring. The nature of any such restructuring would depend on the precise provisions of the legislation that was ultimately enacted, as well as the particular facts and circumstances of Blackstone’s operations at the time any such legislation were to take effect, making the task of predicting the amount of additional tax highly speculative.

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

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure derived from our segment reported results and may be used to assess our ability to service our borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense, (b) Taxes and Related Payables Including Payable Under Tax Receivable Agreement, and (c) Depreciation and Amortization. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our calculation of Adjusted EBITDA.

Summary Walkdown of GAAP to Non-GAAP Financial Metrics

The relationship of our GAAP to non-GAAP financial measures is presented in the summary walkdown below. The summary walkdown shows how each non-GAAP financial measure is related to the other non-GAAP financial measures. This presentation is not meant to be a detailed calculation of each measure, but to show the relationship between the measures. For the calculation of each of these non-GAAP financial measures and a full reconciliation of Income Before Provision for Taxes to Distributable Earnings, please see “— Liquidity and Capital Resources — Sources of Liquidity.”

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

(b)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(c)	the fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our CLOs and collateralized debt obligations (“CDOs”) during the reinvestment period,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2014 and 2013. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
Revenues
Management and Advisory Fees, Net	$573,160	$482,133	$91,027	19%

Performance Fees
Realized
Carried Interest	333,623	294,170	39,453	13%
Incentive Fees	43,794	23,741	20,053	84%
Unrealized
Carried Interest	330,394	177,347	153,047	86%
Incentive Fees	64,233	105,798	(41,565)	-39%

Total Performance Fees	772,044	601,056	170,988	28%

Investment Income
Realized	153,026	42,353	110,673	261%
Unrealized	13,500	106,230	(92,730)	-87%

Total Investment Income	166,526	148,583	17,943	12%

Interest and Dividend Revenue	14,069	12,557	1,512	12%
Other	869	2,144	(1,275)	-59%

Total Revenues	1,526,668	1,246,473	280,195	22%

Expenses
Compensation and Benefits
Compensation	485,351	451,430	33,921	8%
Performance Fee Compensation
Realized
Carried Interest	149,398	89,437	59,961	67%
Incentive Fees	23,635	10,508	13,127	125%
Unrealized
Carried Interest	40,730	95,472	(54,742)	-57%
Incentive Fees	23,531	44,478	(20,947)	-47%

Total Compensation and Benefits	722,645	691,325	31,320	5%
General, Administrative and Other	135,554	109,306	26,248	24%
Interest Expense	24,667	27,062	(2,395)	-9%
Fund Expenses	4,985	7,408	(2,423)	-33%

Total Expenses	887,851	835,101	52,750	6%

Other Income
Net Gains from Fund Investment Activities	70,155	67,210	2,945	4%

Income Before Provision for Taxes	708,972	478,582	230,390	48%
Provision for Taxes	54,097	50,993	3,104	6%

Net Income	654,875	427,589	227,286	53%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,792	62,316	(16,524)	-27%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	43,961	(9,452)	53,413	N/M
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	299,505	207,090	92,415	45%

Net Income Attributable to The Blackstone Group L.P.	$265,617	$167,635	$97,982	58%

N/M	Not meaningful.

Revenues

Total Revenues were $1.5 billion for the three months ended March 31, 2014, an increase of $280.2 million compared to Total Revenues for the three months ended March 31, 2013 of $1.2 billion. The increase in revenues was primarily attributable to increases in Performance Fees and Management and Advisory Fees, Net of $171.0 million and $91.0 million, respectively.

The increase in Performance Fees was primarily attributable to an increase of $230.9 million in our Private Equity segment. This increase was principally due to the strong performance of our private holdings in the services and energy sectors as well as our public portfolio. Also contributing to the increase were realizations in several investments across our energy portfolio including GeoSouthern, Cheniere, PBF Energy and Royal Resources, and other strategic and public exits across the remaining private equity portfolio.

The increase in Management and Advisory Fees, Net was due to increases in our Private Equity, Real Estate, Hedge Fund Solutions and Credit segments of $29.5 million, $23.5 million, $19.6 million and $10.5 million, respectively. The increase in our Private Equity segment was driven primarily by increases in Transaction and Other Fees and Base Management Fees. The increase in Transaction and Other Fees was principally as a result of several new portfolio investments that closed during the quarter and a monitoring agreement termination fee associated with an investment disposition. The increase in Base Management Fees was primarily due to the addition of the Strategic Partners secondary private fund of funds business as well as the increase in funds raised for our Tactical Opportunities investment vehicles. The increase in our Real Estate segment was primarily due to fees generated from fundraising within BREP Europe IV and our first Asian funds. The increase in our Hedge Fund Solutions segment was primarily due to an increase in Fee-Earning Assets Under Management. The increase in our Credit segment was primarily due to an increase in Fee-Earning Assets Under Management.

Expenses

Expenses were $887.9 million for the three months ended March 31, 2014, an increase of $52.8 million compared to $835.1 million for the three months ended March 31, 2013. The increase in expenses was primarily attributable to increases in Compensation and General, Administrative and Other of $33.9 million and $26.2 million, respectively. The increase in Compensation was primarily attributable to an increase in headcount to support the growth of the business and overall increase in revenue, on which a portion of compensation is based. General, Administrative and Other expenses were $135.6 million for the three months ended March 31, 2014, an increase of $26.2 million, driven primarily by a non-recurring placement fee expense in our Credit segment and overall increases in depreciation, amortization and professional expenses.

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

Other Income — Net Gains from Fund Investment Activities was $70.2 million for the three months ended March 31, 2014, an increase of $2.9 million compared to $67.2 million for the three months ended March 31, 2013. The increase was comprised of a $32.4 million increase in our Credit segment mostly offset by decreases in our Real Estate, Private Equity and Hedge Fund Solutions segments of $16.7 million, $7.3 million and $5.4 million, respectively. The increase in our Credit segment was principally driven by lower valuations on the liabilities of the consolidated CLO vehicles, which led to increases in unrealized gains. The decreases in our Real Estate, Private Equity and Hedge Fund Solutions segments were primarily driven by the year over year net decrease in the appreciation of investments across our funds.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended March 31, 2014 and 2013 was $54.1 million and $51.0 million, respectively. This resulted in an effective tax rate of 7.6% and 10.7%, respectively, based on our Income Before Provision for Taxes of $709.0 million and $478.6 million, respectively.

One principal factor contributed to the 3.1% decrease in the effective tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Pre-tax income of $567.8 million and $343.9 million for the three month periods ended March 31, 2014 and the three months ended March 31, 2013, respectively, that was passed through to common unitholders was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 2.9% decrease in the effective tax rate between the respective three month periods.

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

For the three months ended March 31, 2014 and 2013, the net income before taxes allocated to Blackstone Holdings was 48.5% and 49.7%, respectively. The decrease of 1.2% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2014 and 2013. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Assets Under Management by Segment

(Dollars in Billions)

Fee-Earning	Total

	Three Months Ended
	March 31, 2014					March 31, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440
Inflows, including Commitments (a)	382,705	3,306,774	2,367,630	3,830,198	9,887,307	470,135	752,334	1,208,915	3,902,831	6,334,215
Outflows, including Distributions (b)	(342,462)	(91,340)	(607,622)	(870,802)	(1,912,226)	—	(8,058)	(276,408)	(486,465)	(770,931)
Realizations (c)	(1,579,072)	(572,763)	(187,564)	(1,648,271)	(3,987,670)	(719,955)	(408,232)	(47,933)	(2,515,456)	(3,691,576)

Net Inflows (Outflows)	(1,538,829)	2,642,671	1,572,444	1,311,125	3,987,411	(249,820)	336,044	884,574	900,910	1,871,708
Market Appreciation (Depreciation) (d)	89,042	55,360	1,133,076	352,976	1,630,454	(14,577)	(126,876)	1,222,089	116,563	1,197,199

Balance, End of Period (e)	$41,150,728	$53,490,834	$55,571,357	$53,386,685	$203,599,604	$36,785,770	$42,140,507	$45,585,454	$46,437,616	$170,949,347

Increase (Decrease)	$(1,449,787)	$2,698,031	$2,705,520	$1,664,101	$5,617,865	$(264,397)	$209,168	$2,106,663	$1,017,473	$3,068,907
Increase (Decrease)	-3%	5%	5%	3%	3%	-1%	0%	5%	2%	2%

	Three Months Ended
	March 31, 2014					March 31, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960
Inflows, including Commitments (a)	2,105,664	2,406,802	2,287,010	3,395,901	10,195,377	982,634	1,517,226	1,215,331	4,757,044	8,472,235
Outflows, including Distributions (b)	(167,798)	(579,900)	(612,259)	(901,672)	(2,261,629)	(385,338)	(55,728)	(359,070)	(610,823)	(1,410,959)
Realizations (c)	(4,682,235)	(2,046,265)	(275,888)	(2,271,798)	(9,276,186)	(1,961,239)	(1,022,105)	(62,569)	(3,049,060)	(6,094,973)

Net Inflows (Outflows)	(2,744,369)	(219,363)	1,398,863	222,431	(1,342,438)	(1,363,943)	439,393	793,692	1,097,161	966,303
Market Appreciation (d)	3,212,283	2,142,137	1,206,333	769,638	7,330,391	2,852,781	2,340,177	1,301,668	529,783	7,024,409

Balance, End of Period (e)	$66,142,945	$81,333,562	$58,262,659	$66,006,417	$271,745,583	$52,491,811	$59,475,215	$48,187,865	$58,055,781	$218,210,672

Increase	$467,914	$1,922,774	$2,605,196	$992,069	$5,987,953	$1,488,838	$2,779,570	$2,095,360	$1,626,944	$7,990,712
Increase	1%	2%	5%	2%	2%	3%	5%	5%	3%	4%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of March 31, 2014 included $277.9 million and $329.4 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $203.6 billion at March 31, 2014, an increase of $5.6 billion, compared to $198.0 billion at December 31, 2013. The net increase was due to:

•	Inflows of $9.9 billion related to:

•

$3.8 billion in our Credit segment principally related to $1.1 billion raised in our Hedge Fund Strategies funds, $859.5 million of capital raised for our business development companies (“BDCs”) and $812.0 million raised due to the closing of a new European CLO,

•

$3.3 billion in our Real Estate segment primarily related to $1.3 billion raised for BREP Europe IV, $916.4 million raised and/or invested across our BREDS funds and $245.0 million raised for our first Asian fund,

•	$2.4 billion in our Hedge Fund Solutions segment mainly related to growth in its commingled products and customized products,

•	$382.7 million in our Private Equity segment primarily due to the inclusion of additional fee generating assets for our Tactical Opportunities accounts.

•	Market appreciation of $1.6 billion principally due to solid returns from core funds in our Hedge Fund Solutions segment.

Offsetting these increases were:

•	Realizations of $4.0 billion driven by:

•

$1.6 billion in our Credit segment primarily due to $1.1 billion of capital returned to CLO investors from CLOs that are post their re-investment periods and $559.5 million returned across our Mezzanine and Rescue Lending funds,

•	$1.6 billion in our Private Equity segment that were primarily from our BCP V fund, including three public market dispositions and three strategic sales, and

•	$572.8 million in our Real Estate segment primarily from sales of office assets in BREP.

•	Outflows of $1.9 billion primarily attributable to:

•	$870.8 million in our Credit segment primarily from our BDCs and separately managed accounts.

•	$607.6 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners.

BAAM had net inflows of $1.3 billion from April 1 through May 1, 2014.

Fee-Earning Assets Under Management were $170.9 billion at March 31, 2013, an increase of $3.1 billion, compared to $167.9 billion at December 31, 2012. The net increase was due to:

•	Inflows of $6.3 billion related to:

•	$3.9 billion in our Credit segment principally from inflows across our long-only platform and the pricing of two new CLOs,

•	$1.2 billion in our Hedge Fund Solutions segment mainly related to growth in its customized products and co-investment platform,

•	$752.3 million in our Real Estate segment primarily related to co-investment capital raised, and

•	$470.1 million in our Private Equity segment primarily due to additional capital raised for our Tactical Opportunities accounts.

•	Market appreciation of $1.2 billion principally due to solid returns from core funds in our Hedge Fund Solutions segment.

Offsetting these increases were:

•	Realizations of $3.7 billion driven by:

•	$2.5 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods and realizations in our carry funds,

•	$720.0 million in our Private Equity segment that were primarily attributable to dispositions of investments in funds which earn fees based on remaining invested capital, and

•	$408.2 million in our Real Estate segment primarily due to realizations from various investments across the segment.

•	Outflows of $770.9 million primarily attributable to:

•	$486.5 million in our Credit segment primarily from our long-only platform and funds.

•	$276.4 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners.

Total Assets Under Management

Total Assets Under Management were $271.7 billion at March 31, 2014, an increase of $6.0 billion, compared to $265.8 billion at December 31, 2013. The net increase was due to:

•	Inflows of $10.2 billion primarily related to:

•	$3.4 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$2.4 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•

$2.3 billion in our Hedge Fund Solutions segment, which primarily related to growth in its commingled products and customized products and a second close on the general partner interests vehicle ($1.4 billion of total commitments through March 31, 2014), and

•	$2.1 billion in our Private Equity segment primarily related to $853.5 million raised for Strategic Partners and $510.0 million for our Tactical Opportunities investment vehicles.

•	Market appreciation of $7.3 billion primarily due to:

•	$3.2 billion in our Private Equity segment primarily due to strong fund performance, with a 7.0% overall increase in carrying value, including 12.5% in BCP VI and 5.6% in BCP V,

•

$2.1 billion in our Real Estate segment due to a carrying value increase of 3.8% driven by improving fundamentals in the private portfolio (4.4%, $1.5 billion) and public portfolio appreciation (2.9%, $579.8 million),

•	$1.2 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite up 1.8% gross (1.6% net), and

•	$769.6 million in our Credit segment due to $433.3 million of appreciation in Hedge Fund Strategies and BDCs and $333.2 million of appreciation in carry funds.

Offsetting these increases were:

•	Realizations of $9.3 billion driven by:

•	$4.7 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund,

•	$2.3 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$2.0 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $2.3 billion primarily attributable to:

•	$901.7 million in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$612.3 million in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•

$579.9 million in our Real Estate segment primarily from redemptions from our real estate hedge funds and a decrease in available capital resulting from the expiration of the investment period for certain BREDS funds.

Total Assets Under Management were $218.2 billion at March 31, 2013, an increase of $8.0 billion, compared to $210.2 billion at December 31, 2012. The net increase was due to:

•	Inflows of $8.5 billion primarily related to:

•	$4.8 billion in our Credit segment primarily from inflows across our long-only platform, the pricing of two new CLOs and the first close of our second rescue lending fund,

•	$1.5 billion in our Real Estate segment attributable to co-investment capital raised,

•	$1.2 billion in our Hedge Fund Solutions segment, which was primarily from BAAM’s customized products and co-investment platform, and

•	$982.6 million in our Private Equity segment primarily related to fundraising for Tactical Opportunities.

•	Market appreciation of $7.0 billion primarily due to:

•	$2.9 billion in our Private Equity segment primarily due to appreciation of our publicly traded holdings,

•	$2.3 billion in our Real Estate segment due to the appreciation of the underlying investments resulting from increasingly favorable real estate operating fundamentals,

•	$1.3 billion in our Hedge Fund Solutions segment due to solid returns from core funds, and

•	$529.8 million in our Credit segment due to appreciation of the underlying assets in our carry funds and hedge funds.

•	Outflows of $1.4 billion and realizations of $6.1 billion across the segments due to the same reasons noted in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Limited Partner Capital Invested

(Dollars in Billions, Except Title)

Note:	Totals in graph may not add due to rounding.

	Three Months Ended March 31,		2014 vs. 2013
	2013	2014	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$276,987	$2,029,019	$1,752,032	633%
Real Estate	1,175,775	1,692,232	516,457	44%
Hedge Fund Solutions	55,849	167,170	111,321	199%
Credit	275,852	580,106	304,254	110%

Total	$1,784,463	$4,468,527	$2,684,064	150%

Limited Partner Capital Invested was $4.5 billion for the three months ended March 31, 2014, an increase of $2.7 billion, or 150%, from $1.8 billion for the three months ended March 31, 2013. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative size and timing of investment closings within those segments. Our Private Equity segment deployed capital at a faster rate during the three months ended March 31, 2014 than in the three months ended March 31, 2013 as market conditions were more conducive to finding opportunities that fit within our investment philosophy. Our Real Estate segment deployed capital at a faster rate during the three months ended March 31, 2014 than during the three months ended March 31, 2013. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed for the three months ended March 31, 2014 was higher than for the three months ended March 31, 2013 due to greater opportunities to deploy capital.

The following presents the committed undrawn capital available for investment (“dry powder”) as of March 31, 2013 and 2014:

Dry Powder(a)

(Dollars in Billions, Except Title)

Note:	Totals may not add due to rounding. Amounts are as of March 31 for each of the periods indicated.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of March 31, 2014 and 2013. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	March 31,
	2014	2013
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$437	$448
BCP V Carried Interest	141	—
BCP VI Carried Interest	173	40
BEP Carried Interest	58	55
Tactical Opportunities Carried Interest	10	2
Strategic Partners V Carried Interest	1	—

Total Private Equity (a)	820	545

Real Estate
BREP IV Carried Interest	2	—
BREP V Carried Interest	623	490
BREP VI Carried Interest	1,284	681
BREP VII Carried Interest	358	133
BREP International I Carried Interest	2	2
BREP Europe III Carried Interest	117	93
BREP Europe IV Carried Interest	3	—
BREP Asia Carried Interest	8	—
BREDS Carried Interest	15	20
BREDS Incentive Fees	3	7
Asia Platform Incentive Fees	9	20

Total Real Estate (a)	2,424	1,446

Hedge Fund Solutions
Incentive Fees	56	60

Total Hedge Fund Solutions	56	60

Credit
Carried Interest	185	143
Incentive Fees	61	67

Total Credit	246	210

Total Blackstone
Carried Interest	3,417	2,107
Incentive Fees	129	154

Net Accrued Performance Fees	$3,546	$2,261

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of March 31, 2014.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2014:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
			(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 /Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	247,105	1.2x	—	2,619,040	1.4x	2,866,145	1.3x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	230,235	4,223,212	2.1x	66%	17,166,888	3.1x	21,390,100	2.8x	46%	37%
BCP V (Dec 2005 / Jan 2011)	21,030,451	1,717,290	20,040,553	1.6x	48%	10,836,203	1.5x	30,876,756	1.5x	8%	7%
BCP VI (Jan 2011 / Jan 2017)	15,181,593	9,462,410	6,976,180	1.4x	19%	1,003,118	1.6x	7,979,298	1.4x	24%	17%
BEP (Aug 2011 / Aug 2017)	2,438,077	1,342,695	1,469,729	1.7x	39%	631,832	1.5x	2,101,561	1.6x	46%	49%

Total Corporate Private Equity	53,748,192	12,951,928	32,956,779	1.6x	44%	46,440,326	2.1x	79,397,105	1.9x	20%	16%

Tactical Opportunities	5,415,867	3,852,911	1,740,034	1.1x	7%	155,722	1.0x	1,895,756	1.1x	12%	13%
Strategic Partners	13,933,728	4,106,594	6,138,402	1.7x	N/A	10,029,354	1.3x	16,167,756	1.5x	N/A	14%
Other Funds and Co-Invest (d)	1,201,226	37,082	651,966	0.8x	60%	20,890	1.0x	672,856	0.8x	N/M	N/M

Total Private Equity	$74,299,013	$20,948,515	$41,487,181	1.5x	42%	$56,646,292	1.9x	$98,133,473	1.7x	20%	15%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,445,458	1.0x	—	3,092,653	2.4x	4,538,111	1.7x	66%	14%
BREP V (Dec 2005 / Feb 2007)	5,538,579	—	7,002,575	1.8x	—	3,928,514	2.0x	10,931,089	1.9x	25%	10%
BREP VI (Feb 2007 / Aug 2011)	11,057,280	656,849	18,762,958	2.1x	62%	3,859,420	2.1x	22,622,378	2.1x	24%	13%
BREP VII (Aug 2011 / Feb 2017)	13,432,352	5,263,381	11,822,984	1.4x	4%	1,682,063	1.6x	13,505,047	1.4x	39%	28%

Total Global Real Estate Funds	$35,469,374	$5,920,230	$39,036,136	1.7x	31%	$20,092,294	2.2x	$59,128,430	1.9x	27%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€120,660	1.5x	—	€1,238,480	2.2x	€1,359,140	2.1x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,627,954	80,124	1,503,865	1.3x	45%	203,180	1.2x	1,707,045	1.2x	3%	2%
BREP Europe III (Jun 2008 / Dec 2013)	3,203,890	622,720	3,350,843	1.4x	13%	898,961	2.4x	4,249,804	1.5x	33%	17%
BREP Europe IV (Sep 2013 / Mar 2019)	5,124,904	4,453,354	776,510	1.1x	—	26,640	1.1x	803,150	1.1x	47%	14%

Total Euro Real Estate Funds	€10,780,920	€5,156,198	€5,751,878	1.3x	19%	€2,367,261	2.1x	€8,119,139	1.5x	25%	11%

BREP Co-Investment (e)	$5,160,385	$—	$8,794,315	1.9x	81%	$711,502	1.5x	$9,505,817	1.8x	13%	17%
BREP Asia (Jun 2013 / Dec 2017)	3,493,216	2,919,108	732,390	1.2x	—	4,400	1.0x	736,790	1.2x	N/A	31%

Total Real Estate	$58,198,272	$15,944,065	$56,264,684	1.7x	37%	$23,915,191	2.1x	$80,179,875	1.8x	26%	16%

Core Plus	$1,194,180	$233,500	$960,680	N/A	—	$—	N/A	$960,680	N/A	N/A	N/A
BREDS (f)	$6,477,635	$2,677,962	$3,085,249	N/A	—	$2,575,404	N/A	$5,660,653	N/A	15%	12%
Credit (g)
Mezzanine I	$2,000,000	$139,685	$1,341,214	1.5x	—	$3,397,867	1.6x	$4,739,081	1.6x	N/A	18%
Mezzanine II	4,120,000	2,893,249	1,557,619	1.3x	—	823,420	1.4x	2,381,039	1.3x	N/A	24%
Rescue Lending I	3,253,143	474,384	3,540,076	1.5x	—	2,250,056	1.4x	5,790,132	1.4x	N/A	17%
Rescue Lending II	5,125,000	4,341,551	831,740	1.1x	—	3,795	1.0x	835,535	1.1x	N/A	N/M

Total Credit	$14,498,143	$7,848,869	$7,270,649	1.4x	—	$6,475,138	1.5x	$13,745,787	1.4x

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2014 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest. Net IRRs for BREP Europe IV, BREP Asia and BREDS II are calculated from commencement of their respective investment periods which, being less than one year, are not annualized.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.7x, 1.6x and 1.1x, respectively. Funds presented represent the flagship credit drawdown funds only.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$98,584	$86,246	$12,338	14%
Transaction and Other Fees, Net	42,847	24,453	18,394	75%
Management Fee Offsets	(1,713)	(480)	(1,233)	-257%

Total Management Fees, Net	139,718	110,219	29,499	27%

Performance Fees
Realized
Carried Interest	119,805	139,892	(20,087)	-14%
Unrealized
Carried Interest	167,065	(83,954)	251,019	N/M

Total Performance Fees	286,870	55,938	230,932	413%

Investment Income (Loss)
Realized	60,535	24,162	36,373	151%
Unrealized	(9,033)	31,711	(40,744)	N/M

Total Investment Income	51,502	55,873	(4,371)	-8%
Interest and Dividend Revenue	5,228	2,984	2,244	75%
Other	864	424	440	104%

Total Revenues	484,182	225,438	258,744	115%

Expenses
Compensation and Benefits
Compensation	73,307	60,203	13,104	22%
Performance Fee Compensation
Realized
Carried Interest	85,771	16,246	69,525	428%
Unrealized
Carried Interest	(27,148)	16,619	(43,767)	N/M

Total Compensation and Benefits	131,930	93,068	38,862	42%
Other Operating Expenses	33,006	29,168	3,838	13%

Total Expenses	164,936	122,236	42,700	35%

Economic Income	$319,246	$103,202	$216,044	209%

N/M	Not meaningful.

Revenues

Revenues were $484.2 million for the three months ended March 31, 2014, an increase of $258.7 million compared to $225.4 million for the three months ended March 31, 2013. The increase in revenues was primarily attributable to increases in Performance Fees and Total Management Fees of $230.9 million and $29.5 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $286.9 million for the three months ended March 31, 2014, an increase of $230.9 million, compared to $55.9 million for the three months ended

March 31, 2013, as all corporate private equity funds appreciated during the quarter, mainly BCP VI and BCP V, which generated respective net returns of 11% and 5% for the quarter. The performance of the funds was a result of the strong performance of our private holdings in the services and energy sectors as well as our public portfolio. Realized Performance Fees of $119.8 million during the quarter were driven by realizations in several investments in our energy portfolio including GeoSouthern, Cheniere, PBF Energy and Royal Resources, as well as other strategic and public exits across the remaining private equity portfolio.

Total Management Fees were $139.7 million for the three months ended March 31, 2014, an increase of $29.5 million compared to $110.2 million for the three months ended March 31, 2013, driven primarily by increases in Transaction and Other Fees and Base Management Fees. Transaction and Other Fees were $42.8 million for the three months ended March 31, 2014, an increase of $18.4 million compared to $24.5 million for the three months ended March 31, 2013, principally as a result of several new portfolio investments that closed during the quarter and a monitoring agreement termination fee associated with an investment disposition. Base Management Fees were $98.6 million for the three months ended March 31, 2014, an increase of $12.3 million, compared to $86.2 million for the three months ended March 31, 2013, primarily due to the addition of the Strategic Partners secondary private fund of funds business that closed during 2013 as well as the increase in funds raised for our Tactical Opportunities investment vehicles.

Expenses

Expenses were $164.9 million for the three months ended March 31, 2014, an increase of $42.7 million, compared to $122.2 million for the three months ended March 31, 2013. The increase was attributable to a $25.8 million increase in Performance Fee Compensation and a $13.1 million increase in Compensation. The increase in Performance Fee Compensation was driven by the increase in Performance Fees Revenue. Compensation increased primarily due to the acquisition of Strategic Partners as well as an increase in Total Management Fees, on which a portion of compensation is based.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2014 Inception to Date
	2014		2013 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	3%	3%	-2%	-2%	60%	46%	50%	37%
BCP V	6%	5%	11%	11%	10%	8%	8%	7%
BCP VI	13%	11%	4%	1%	52%	24%	24%	17%
BEP	5%	5%	18%	18%	48%	46%	39%	49%
Tactical Opportunities	3%	3%	4%	1%	12%	12%	18%	13%
Strategic Partners	7%	6%	N/A	N/A	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.

The corporate private equity funds within the Private Equity segment have three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of March 31, 2014, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

The following table presents the Carried Interest status of our private equity funds out of their investment period which are currently not generating performance fees as of March 31, 2014:

	Gain to Cross Carried Interest Threshold (a)
Funds out of the Investment Period	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Dollars in Millions)
BCP V (Dec 2005 / Jan 2011)	$916	3%	6%
BCP V-AC (c)	(441)	-12%	-24%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the portfolio companies’ Enterprise Value at the reporting date.
(c)	The BCP V main fund is currently below its Carried Interest threshold while the BCP V-AC fund is above its Carried Interest threshold. BCP V’s two fund classes, in total, are accruing Carried Interest.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$159,336	$138,346	$20,990	15%
Transaction and Other Fees, Net	13,564	9,140	4,424	48%
Management Fee Offsets	(9,224)	(7,286)	(1,938)	-27%

Total Management Fees, Net	163,676	140,200	23,476	17%

Performance Fees
Realized
Carried Interest	194,658	68,773	125,885	183%
Incentive Fees	(26)	3,092	(3,118)	N/M
Unrealized
Carried Interest	140,237	280,076	(139,839)	-50%
Incentive Fees	2,737	2,400	337	14%

Total Performance Fees	337,606	354,341	(16,735)	-5%

Investment Income
Realized	31,357	9,534	21,823	229%
Unrealized	5,379	60,303	(54,924)	-91%

Total Investment Income	36,736	69,837	(33,101)	-47%
Interest and Dividend Revenue	6,110	4,298	1,812	42%
Other	317	(133)	450	N/M

Total Revenues	544,445	568,543	(24,098)	-4%

Expenses
Compensation and Benefits
Compensation	80,233	69,459	10,774	16%
Performance Fee Compensation
Realized
Carried Interest	51,833	25,863	25,970	100%
Incentive Fees	(16)	1,724	(1,740)	N/M
Unrealized
Carried Interest	56,985	89,057	(32,072)	-36%
Incentive Fees	1,382	1,034	348	34%

Total Compensation and Benefits	190,417	187,137	3,280	2%
Other Operating Expenses	33,107	28,462	4,645	16%

Total Expenses	223,524	215,599	7,925	4%

Economic Income	$320,921	$352,944	$(32,023)	-9%

N/M	Not meaningful.

Revenues

Revenues were $544.4 million for the three months ended March 31, 2014, a decrease of $24.1 million compared to $568.5 million for the three months ended March 31, 2013. The decrease in revenues was primarily attributable to decreases of $33.1 million in Investment Income and $16.7 million in Performance Fees, partially offset by an increase of $23.5 million in Total Management Fees.

Investment Income was $36.7 million for the three months ended March 31, 2014, a decrease of $33.1 million compared to $69.8 million for the three months ended March 31, 2013. The decrease in Investment Income was primarily driven by the year over year net decrease in the appreciation of investments across our global Real Estate funds.

Performance Fees, which are determined on a fund by fund basis, were $337.6 million for the three months ended March 31, 2014, a decrease of $16.7 million compared to $354.3 million for the three months ended March 31, 2013. Performance Fees decreased due to the decrease in the net appreciation of investments from our BREP carry funds. For the three months ended March 31, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 3.8% driven by improving fundamentals in the private portfolio (4.4%, $1.5 billion) and public portfolio appreciation (2.9%, $579.8 million). Our BREDS drawdown and real estate hedge funds appreciated 1.7% and 2.8%, respectively.

Total Management Fees were $163.7 million for the three months ended March 31, 2014, an increase of $23.5 million compared to $140.2 million for the three months ended March 31, 2013, primarily attributable to an increase in Base Management Fees. Base Management Fees were $159.3 million for the three months ended March 31, 2014, an increase of $21.0 million compared to $138.3 million for the three months ended March 31, 2013. The increase was primarily due to fees generated from fundraising within BREP Europe IV and our first Asia funds.

Expenses

Expenses were $223.5 million for the three months ended March 31, 2014, an increase of $7.9 million, compared to $215.6 million for the three months ended March 31, 2013. The increase was primarily attributable to a $10.8 million increase in Compensation due to an increase in headcount to support the growth of the business as well as an increase in Total Management Fees, on which a portion of compensation is based. The increase in expenses was partially offset by a $7.5 million decrease in Performance Fee Compensation due to the decrease in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2014 Inception to Date
	2014		2013		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	46%	36%	0%	0%	35%	25%	33%	23%
BREP IV	4%	3%	2%	2%	98%	66%	24%	14%
BREP V	4%	4%	4%	3%	33%	25%	14%	10%
BREP International II (b)	3%	3%	10%	10%	8%	3%	4%	2%
BREP VI	2%	1%	6%	5%	29%	24%	18%	13%
BREP Europe III (b)	5%	4%	6%	4%	44%	33%	30%	17%
BREP VII	6%	5%	11%	7%	57%	39%	41%	28%
BREP Asia	7%	4%	N/A	N/A	N/A	N/A	54%	31%
BREP Europe IV (b)	8%	4%	N/A	N/A	71%	47%	36%	14%
BREDS	2%	1%	3%	2%	19%	15%	17%	12%
BSSF I	3%	2%	5%	4%	N/A	N/A	15%	11%
CMBS	3%	2%	4%	3%	N/A	N/A	17%	12%
BREP Co-Investment	5%	4%	8%	7%	14%	13%	19%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
N/M	Not meaningful.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2014:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€893	21%	66%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has six funds in their investment period, which were above their respective Carried Interest thresholds as of March 31, 2014: BREP VII, BREP Asia, BREP Europe IV, one fund within BREDS I and two funds within BREDS II.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$113,384	$92,791	$20,593	22%
Transaction and Other Fees, Net	93	4	89	N/M
Management Fee Offsets	(1,455)	(324)	(1,131)	-349%

Total Management Fees, Net	112,022	92,471	19,551	21%

Performance Fees
Realized
Incentive Fees	39,845	13,709	26,136	191%
Unrealized
Incentive Fees	18,085	55,501	(37,416)	-67%

Total Performance Fees	57,930	69,210	(11,280)	-16%

Investment Income
Realized	16,820	852	15,968	N/M
Unrealized	4,431	3,913	518	13%

Total Investment Income	21,251	4,765	16,486	346%
Interest and Dividend Revenue	2,661	1,216	1,445	119%
Other	122	85	37	44%

Total Revenues	193,986	167,747	26,239	16%

Expenses
Compensation and Benefits
Compensation	40,571	33,868	6,703	20%
Performance Fee Compensation
Realized
Incentive Fees	13,271	5,022	8,249	164%
Unrealized
Incentive Fees	6,761	19,836	(13,075)	-66%

Total Compensation and Benefits	60,603	58,726	1,877	3%
Other Operating Expenses	19,480	15,159	4,321	29%

Total Expenses	80,083	73,885	6,198	8%

Economic Income	$113,903	$93,862	$20,041	21%

N/M	Not meaningful.

Revenues

Revenues were $194.0 million for the three months ended March 31, 2014, an increase of $26.2 million compared to $167.7 million for the three months ended March 31, 2013. The increase in revenues was primarily attributable to increases of $19.6 million in Total Management Fees and $16.5 million in Investment Income, partially offset by a decrease of $11.3 million in Performance Fees.

Total Management Fees were $112.0 million for the three months ended March 31, 2014, an increase of $19.6 million compared to $92.5 million for the three months ended March 31, 2013, primarily due to an increase in

Base Management Fees. Base Management Fees were $113.4 million for the three months ended March 31, 2014, an increase of $20.6 million compared to the three months ended March 31, 2013, driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year, which was from net inflows and market appreciation.

Investment Income was $21.3 million for the three months ended March 31, 2014, an increase of $16.5 million compared to $4.8 million for the three months ended March 31, 2013. The increase was primarily driven by the year over year increase in the net appreciation of investments of which Blackstone owns a share.

Performance Fees were $57.9 million for the three months ended March 31, 2014, a decrease of $11.3 million compared to $69.2 million for the three months ended March 31, 2013, primarily due to lower returns. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 1.6% during the three months ended March 31, 2014 compared to 4.0% during the three months ended March 31, 2013.

Expenses

Expenses were $80.1 million for the three months ended March 31, 2014, an increase of $6.2 million compared to the three months ended March 31, 2013. The increase in expenses was primarily attributable to a $6.7 million increase in Compensation and a $4.3 million increase in Other Operating Expenses offset by a decrease of $4.8 million in Performance Fee Compensation. Compensation was $40.6 million for the three months ended March 31, 2014, an increase of $6.7 million, compared to $33.9 million for the three months ended March 31, 2013, primarily due to an increase in headcount to support the growth of the business and an increase in Total Management Fees, on which a portion of compensation is based. Other Operating Expenses increased $4.3 million to $19.5 million for the three months ended March 31, 2014, compared to $15.2 million for the three months ended March 31, 2013, primarily resulting from increases in professional fees and interest expense. Performance Fee Compensation was $20.0 million for the three months ended March 31, 2014, a decrease of $4.8 million, compared to $24.9 million for the three months ended March 31, 2013, primarily due to the decrease in Performance Fees Revenue.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

Incentive Fee-Earning Assets Under Management

(Dollars in Billions)

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of March 31,		As of March 31,
	2013	2014	2013	2014
	(Dollars in Thousands)
BAAM Managed Funds (b)	$25,028,428	$29,279,855	94%	92%

Note:	Totals in graph may not add due to rounding.
(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at March 31, 2014 the incremental appreciation needed for the 8% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $56.3 million, a decrease of $19.7 million, or 25.9%, compared to $76.0 million at March 31, 2013. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of March 31, 2014, 88% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2014
	2014		2013		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	2%	2%	4%	4%	10%	9%	7%	6%	10%	8%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite, formerly known as BAAM’s Core Funds Composite, covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$105,574	$91,364	$14,210	16%
Transaction and Other Fees, Net	3,344	4,374	(1,030)	-24%
Management Fee Offsets	(4,252)	(1,572)	(2,680)	-170%

Total Management Fees, Net	104,666	94,166	10,500	11%

Performance Fees
Realized
Carried Interest	19,160	85,505	(66,345)	-78%
Incentive Fees	14,018	7,926	6,092	77%
Unrealized
Carried Interest	22,986	(18,775)	41,761	N/M
Incentive Fees	40,444	49,854	(9,410)	-19%

Total Performance Fees	96,608	124,510	(27,902)	-22%

Investment Income
Realized	3,071	3,328	(257)	-8%
Unrealized	3,079	1,093	1,986	182%

Total Investment Income	6,150	4,421	1,729	39%
Interest and Dividend Revenue	5,861	4,547	1,314	29%
Other	(259)	1,828	(2,087)	N/M

Total Revenues	213,026	229,472	(16,446)	-7%

Expenses
Compensation and Benefits Compensation	50,752	45,521	5,231	11%
Performance Fee Compensation
Realized
Carried Interest	11,794	47,328	(35,534)	-75%
Incentive Fees	10,380	3,762	6,618	176%
Unrealized
Carried Interest	10,853	(10,204)	21,057	N/M
Incentive Fees	15,388	23,608	(8,220)	-35%

Total Compensation and Benefits	99,167	110,015	(10,848)	-10%
Other Operating Expenses	32,839	20,962	11,877	57%

Total Expenses	132,006	130,977	1,029	1%

Economic Income	$81,020	$98,495	$(17,475)	-18%

N/M	Not meaningful.

Revenues

Revenues were $213.0 million for the three months ended March 31, 2014, a decrease of $16.4 million compared to the three months ended March 31, 2013. The decrease in revenues was primarily attributable to a decrease of $27.9 million in Performance Fees, partially offset by an increase of $10.5 million in Total Management Fees.

Performance Fees were $96.6 million for the three months ended March 31, 2014, a decrease of $27.9 million from the three months ended March 31, 2013. This change was primarily attributable to lower returns in our hedge fund strategies funds and a slower, yet still strong, pace of appreciation in value of the portfolios of our carry funds. The net returns of Blackstone’s Credit segment funds were 2.9% for the hedge funds, 3.2% for the mezzanine funds and 3.9% for the rescue lending funds for the three months ended March 31, 2014.

Total Management Fees were $104.7 million for the three months ended March 31, 2014, an increase of $10.5 million from the three months ended March 31, 2013, primarily due to an increase in Base Management Fees. Base Management Fees were $105.6 million for the three months ended March 31, 2014, an increase of $14.2 million compared to the three months ended March 31, 2013, primarily due to an increase in Fee-Earning Assets Under Management.

Expenses

Expenses were $132.0 million for the three months ended March 31, 2014, an increase of $1.0 million compared to the three months ended March 31, 2013. The increase in expenses was attributable to an increase of $11.9 million in Other Operating Expenses primarily due to a non-recurring operating expense related to fundraising recorded during the three months ended March 31, 2014 and an increase of $5.2 million in Compensation due to an increase in Total Management Fees, on which a portion of compensation is based. The increase in expenses was partially offset by a decrease of $16.1 million in Performance Fee Compensation due to the decrease in Performance Fees Revenue.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2014
	2014		2013		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	4%	3%	6%	5%	22%	16%	15%	11%	22%	17%	13%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Three Months Ended March 31,				March 31, 2014 Inception to Date
	2014		2013
Fund (a)	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	4%	3%	8%	7%	26%	19%
Rescue Lending Funds (c)	5%	4%	6%	5%	24%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds, as applicable, for the significant mezzanine funds. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of March 31, 2014, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$69,963	$67,020	$2,943	4%
Transaction and Other Fees, Net	62	3	59	N/M

Total Advisory and Transaction Fees	70,025	67,023	3,002	4%

Investment Income (Loss)
Realized	134	234	(100)	-43%
Unrealized	694	(359)	1,053	N/M

Total Investment Income (Loss)	828	(125)	953	N/M
Interest and Dividend Revenue	2,502	1,616	886	55%
Other	(175)	(61)	(114)	-187%

Total Revenues	73,180	68,453	4,727	7%

Expenses
Compensation and Benefits
Compensation	61,682	57,926	3,756	6%
Other Operating Expenses	21,342	20,693	649	3%

Total Expenses	83,024	78,619	4,405	6%

Economic Loss	$(9,844)	$(10,166)	$322	3%

N/M	Not meaningful.

Revenues

Revenues were $73.2 million for the three months ended March 31, 2014, an increase of $4.7 million, compared to $68.5 million for the three months ended March 31, 2013. The increase in revenues was driven primarily by increases in Blackstone Advisory Partners’ (“BAP”) business and our capital markets business, partially offset by decreases in Blackstone’s fund placement business and Restructuring and Reorganization. The increase in BAP’s business was due to an increase in the number of transactions that closed compared to the prior year period. The pipeline for the BAP’s business remains steady across a diverse group of industries. During the three months ended March 31, 2014, the capital markets business participated in a number of debt transactions including the offerings for Summit Materials, AlliedBarton and Cheniere. The decrease in fees earned by Blackstone’s fund placement business was primarily due to a decrease in the number of transactions that closed in the Private Equity and Real Estate businesses during the period. The decrease in Restructuring and Reorganization was driven primarily by fewer deal closings relative to the prior year period. The pipeline for Restructuring and Reorganization remains steady across a diverse group of industries.

Expenses

Expenses were $83.0 million for the three months ended March 31, 2014, an increase of $4.4 million, compared to $78.6 million for the three months ended March 31, 2013. Compensation increased $3.8 million compared to the three months ended March 31, 2013, principally due to an overall increase in total revenue across the segment, on which a portion of compensation is based. Other Operating Expenses were relatively flat compared to the three months ended March 31, 2013.

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

Total assets were $30.0 billion as of March 31, 2014, up slightly from December 31, 2013. Total liabilities were $15.3 billion as of March 31, 2014, down slightly from December 31, 2013.

For the three months ended March 31, 2014, we had Total Fee Related Revenues of $621.1 million and related expenses of $446.3 million, generating Fee Related Earnings of $174.8 million and Distributable Earnings of $485.1 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010 and 2012 issuances of senior notes. As of March 31, 2014, Blackstone had $787.5 million in cash, $965.5 million invested in Blackstone’s Treasury Cash Management Strategies, $146.9 million invested in liquid Blackstone Funds, $2.5 billion invested in illiquid Blackstone Funds and $243.7 million invested in other investments, against $1.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On April 7, 2014, Blackstone issued $500 million in aggregate principal amount of 5.000% senior notes, which will mature on June 15, 2044.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(c)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies, which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(d)	Represents equity-based award expense included in Economic Income.

(e)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(f)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended March 31, 2014	2013
Net Income Attributable to The Blackstone Group L.P.	**$ 265,617**	**$ 167,635**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	299,505	207,090
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	43,961	(9,452)
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,792	62,316
Net Income	**$ 654,875**	**$ 427,589**
Provision for Taxes	54,097	50,993
Income Before Provision for Taxes	**$ 708,972**	**$ 478,582**
IPO and Acquisition-Related Charges[(a)]	177,024	186,962
Amortization of Intangibles[(b)]	29,003	25,657
(Income) Associated with Non-Controlling Interests of Consolidated Entities[(c)]	(89,753)	(52,864)
Economic Income	**$ 825,246**	**$ 638,337**
Taxes[(d)]	(11,312)	(10,031)
Economic Net Income	**$ 813,934**	**$ 628,306**
Taxes[(d)]	11,312	10,031
Performance Fee Adjustment[(e)]	(779,014)	(603,999)
Investment (Income) Adjustment[(f)]	(116,467)	(134,771)
Investment Income (Loss) - Blackstone's Treasury Cash Management Strategies[(g)]	7,810	(1,729)
Performance Fee Compensation and Benefits Adjustment[(h)]	237,254	239,895
Fee Related Earnings	**$ 174,829**	**$ 137,733**
Realized Performance Fees[(i)]	214,427	218,952
Realized Investment Income[(j)]	111,917	38,110
Adjustment Related to Realized Investment (Income) Loss - Blackstone's Treasury Cash Management Strategies[(k)]	(1,344)	(3,820)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(l)]	(31,054)	(12,148)
Equity-Based Compensation[(m)]	16,337	12,085
Distributable Earnings	**$ 485,112**	**$ 390,912**
Interest Expense	30,398	26,069
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(l)]	31,054	12,148
Depreciation and Amortization	10,373	8,643
Adjusted EBITDA	**$ 556,937**	**$ 437,772**

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(k)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2014 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$459,587	$250,000	$159,641
BCP V	629,356	70,745	—	—
BEP	50,000	27,618	—	—
Tactical Opportunities	106,931	73,902	21,420	12,712
Strategic Partners	33,180	32,087	—	—
Other (b)	204,575	9,590	—	—

Real Estate
BREP VII	300,000	114,492	100,000	14,699
BREP VI	750,000	44,097	150,000	14,699
BREP Europe III	100,000	18,979	35,000	6,326
BREP Europe IV	100,000	82,066	33,333	27,355
BREP Asia	50,000	40,514	16,667	13,504
Edens	19,500	5,020	—	—
BREDS II	51,508	27,294	16,667	8,678
CT Opportunity Partners I	25,000	21,697	—	—
Other (b)	85,774	6,222	—	—

Hedge Fund Solutions
Strategic Alliance II	50,000	15,981	—	—
Strategic Alliance	50,000	2,033	—	—
BAAM Strategic Holdings LP	50,000	44,659	—	—
Other (b)	300	300	—	—

Credit
Capital Opportunities Fund II L.P.	120,000	93,875	110,011	86,061
GSO Capital Solutions II	125,000	125,000	94,555	94,555
Blackstone/GSO Capital Solutions	50,000	9,670	27,666	5,351
Blackstone Credit Liquidity Partners	32,244	1,612	—	—
BMezz II	17,692	3,085	—	—
Other (b)	50,054	34,559	2,420	1,700

Other
Treasury	82,698	47,203	—	—

Total	$3,853,530	$1,411,887	$857,739	$445,281

(a)

For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
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

In April 2014, Blackstone Holdings Finance Co. L.L.C. issued $500 million in aggregate principal amount of 5.000% Senior Notes which will mature on June 15, 2044, unless earlier redeemed or repurchased.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2014, no units were repurchased. As of March 31, 2014, the amount remaining under this program available for repurchases was $335.8 million.

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

Our current intention is to distribute to common unitholders each quarter substantially all of our Net Cash Available for Distribution to Common Unitholders, subject to a base quarterly distribution of $0.12 per unit. Net Cash Available for Distribution to Common Unitholders is The Blackstone Group L.P.’s share of Distributable Earnings, less realized investment gains and returns of capital from investments and acquisitions, in excess of amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter, taking into account both the extent of realized investment gains and returns of capital from investments and acquisitions, and the amounts determined by Blackstone’s general partner to be necessary or appropriate as described in the preceding sentence.

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

The following chart shows fiscal quarterly and annual per common unitholder distributions for 2013 and 2014. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2014, we have paid to common unitholders a distribution of $0.35 in respect of the first quarter. With respect to fiscal year 2013, we paid aggregate common unitholder distributions of $1.34 per common unit.

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

Generally our private equity funds, real estate funds, funds of hedge funds and credit-focused funds have not utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 2% to 20% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

Certain of our Real Estate debt hedge funds, Hedge Fund Solutions and Credit funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements (a)	Securities Sold, Not Yet Purchased (a)
	(Dollars in Millions)
Balance, March 31, 2014	$162.7	$216.9	$296.4
Balance, December 31, 2013	$149.0	$316.3	$76.2
Three Months Ended March 31, 2014
Average Daily Balance	$129.8	$232.3	$123.9
Maximum Daily Balance	$197.0	$375.0	$296.4

(a)	The balances presented as of March 31, 2014 include the consolidation of certain Blackstone Funds that occurred on March 31, 2014.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2014 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2014 to December 31, 2014	2015–2016	2017–2018	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$54,200	$129,628	$110,427	$541,558	$835,813
Purchase Obligations	12,585	9,222	152	—	21,959
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	1,635,000	1,635,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	72,668	193,762	193,762	523,634	983,826
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	3,762	355,030	240,000	8,673,784	9,272,576
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	73,071	192,264	175,555	258,684	699,574
Blackstone Funds Capital Commitments to Investee Funds (f)	36,059	—	—	—	36,059
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	154,080	154,476	927,010	1,235,566
Unrecognized Tax Benefits, Including Interest and Penalties (h)	558	499	—	—	1,057
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,411,887	—	—	—	1,411,887

Consolidated Contractual Obligations	1,664,790	1,034,485	874,372	12,559,670	16,133,317
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(3,762)	(355,030)	(240,000)	(8,673,784)	(9,272,576)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(73,071)	(192,264)	(175,555)	(258,684)	(699,574)
Blackstone Funds Capital Commitments to Investee Funds (f)	(36,059)	—	—	—	(36,059)

Blackstone Operating Entities Contractual Obligations	$1,551,898	$487,191	$458,817	$3,627,202	$6,125,108

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2014, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2014, at spreads to market rates pursuant to the financing agreements, and range from 0.30% to 10.78%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $0.3 million and interest and penalties of $0.7 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $19.5 million and interest of $5.8 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2014.

Clawback Obligations

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at various points through 2016. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

As of March 31, 2014, the total clawback obligations were $4.1 million, of which $2.7 million related to Blackstone Holdings and $1.4 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

Critical Accounting Policies

We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our 2013 Annual Report on Form 10-K for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees, Net — Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees, advisory fees and management fee reductions and offsets.

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

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.50% of committed capital or invested capital during the investment period,

•	0.50% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.30% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.75% to 2.00% of committed capital or net operating income.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Condensed Consolidated Statements of Financial Condition. Management fees paid by limited partners to the Blackstone Funds and passed on to Blackstone are not considered affiliate revenues.

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

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated, its equity method investments and other principal investments. Investment Income (Loss) is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Investment Income (Loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or capitalization rate. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

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

For certain instruments, the Partnership has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The Partnership has applied the fair value option for certain loans and receivables that otherwise would not have been carried at fair value with gains and losses recorded in net income. Accounting for these financial instruments at fair value is consistent with how the Partnership accounts for its other principal investments. Loans extended to third parties are recorded within Accounts Receivable within the Condensed Consolidated Statements of Financial Condition. Debt securities for which the fair value option has been elected are recorded within Investments. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

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

The carrying value of goodwill was $1.8 billion as of March 31, 2014 and December 31, 2013. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of March 31, 2014 and December 31, 2013, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of March 31, 2014 and December 31, 2013 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements including sponsoring and owning limited or general partner interests in consolidated and non-consolidated funds, entering into derivative transactions, entering into operating leases and entering into guarantee arrangements. We also have ongoing capital commitment arrangements with certain of our consolidated and non-consolidated drawdown funds. We do not have any off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in our funds.

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 17. “Commitments and Contingencies — Commitments — Investment Commitments” and “—Contingencies — Guarantees”.

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

•

In our capacity as adviser to certain funds in our Hedge Fund Solutions and Credit segments, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios. In addition, we perform extensive credit and cash flow analyses of borrowers, credit-based assets and underlying hedge fund managers, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers and other obligors, asset pool performance statistics, tracking of cash payments relating to investments and ongoing analysis of the credit status of investments.

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2014 and March 31, 2013, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended March 31,

	2014	2013
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	33%	29%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2014 and March 31, 2013, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	March 31,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$77,132	$881,054	$292,754	$54,093	$1,099,752	$263,460

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2014
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$44,345,526	63%
Real Estate	$62,637,825	63%
Hedge Fund Solutions	$57,025,979	67%
Credit	$35,983,500	43%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2014 and March 31, 2013, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	March 31,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$20,918	$198,378	$43,117	$11,827	$126,759	$29,914

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2014 and March 31, 2013, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2014	2013
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$88	$184

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

	March 31,
	2014			2013
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$1,612	(a)	$7,551	$20,311	(a)	$6,867

(a)	As of March 31, 2014 and 2013, this represents 0.1% and 1.0% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2014	2013
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$20,324	$25,452

(a)	As of March 31, 2014 and 2013, this represents 1.2% of the Treasury Liquidity Portfolio.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, it is possible that an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. After the conclusion of discovery, the plaintiffs filed an amended complaint in June 2012, in which the plaintiffs sought damages on behalf of public shareholders that tendered their shares in connection with 17 leveraged buyouts. In March 2013, the court denied defendants’ joint motion for summary judgment and all but one individual motion for summary judgment on plaintiffs’ overarching conspiracy claim but narrowed the scope of plaintiffs’ allegations. Consequently, the number of transactions for which plaintiffs are seeking damages has been reduced from 17 to eight transactions. The court has previously dismissed claims against Blackstone with respect to three of these eight transactions because Blackstone was released from any and all claims by the same shareholders in prior litigation. In July 2013, the court denied all but two defendants’ renewed individual motions for summary judgment, and in August 2013, the court granted another defendant’s motion for reconsideration and ordered summary judgment in favor of that defendant. In July 2013, the court also denied the motion by Blackstone and three other defendants for summary judgment on plaintiffs’ claim of a conspiracy with respect to the Hospital Corporation of America (HCA). On October 21, 2013, plaintiffs filed a motion for class certification and defendants filed an opposition to that motion on January 24, 2014. On March 28, 2014, plaintiffs filed a reply in support of their motion for class certification. A hearing on plaintiffs’ class certification motion will take place after May 19, 2014. The Court has directed that new summary judgment motions be filed by August 1, 2014. Any trial of the action is scheduled to begin in early November 2014.

Blackstone believes that the foregoing suit is totally without merit and intends to defend it vigorously.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2014, no units were repurchased. As of March 31, 2014, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

Date: May 8, 2014

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)