Form 10-Q
period 2014-06-30
Blackstone Group L.P.
filed 2014-08-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 31, 2014 was 516,461,946. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 31, 2014 was 69,083,468.

SIGNATURES	137

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Website and Social Media Disclosure

We use our website (www.blackstone.com), our corporate Facebook page (www.facebook.com/blackstone) and our corporate Twitter (@Blackstone), LinkedIn (www.linkedin.com/company/the-blackstone-group), Facebook (www.facebook.com/Blackstone), Instagram (instagram.com/Blackstone) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website and social media channels are not, however, a part of this report.

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

(b)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(c)	the invested capital or fair value of assets we manage pursuant to separately managed accounts,

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the invested capital or fair value of assets we manage pursuant to separately managed accounts,

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2014	December 31, 2013
Assets
Cash and Cash Equivalents	$1,223,073	$831,998
Cash Held by Blackstone Funds and Other	1,260,909	1,045,882
Investments (including assets pledged of $66,359 and $316,564 at June 30, 2014 and December 31, 2013, respectively)	21,627,145	21,729,523
Accounts Receivable	1,082,495	888,356
Reverse Repurchase Agreements	30,721	148,984
Due from Affiliates	1,049,224	1,192,044
Intangible Assets, Net	508,924	560,748
Goodwill	1,787,392	1,787,392
Other Assets	303,219	284,472
Deferred Tax Assets	1,186,207	1,209,207

Total Assets	$30,059,309	$29,678,606

Liabilities and Partners’ Capital
Loans Payable	$8,989,184	$10,466,504
Due to Affiliates	1,346,903	1,436,859
Accrued Compensation and Benefits	2,349,374	2,132,939
Securities Sold, Not Yet Purchased	130,754	76,195
Repurchase Agreements	41,772	316,352
Accounts Payable, Accrued Expenses and Other Liabilities	1,390,617	872,086

Total Liabilities	14,248,604	15,300,935

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	2,284,169	1,950,442

Partners’ Capital
Partners’ Capital (common units: 588,371,951 issued and outstanding as of June 30, 2014; 572,592,279 issued and outstanding as of December 31, 2013)	6,520,288	6,002,592
Appropriated Partners’ Capital	218,279	300,708
Accumulated Other Comprehensive Income	5,749	3,466
Non-Controlling Interests in Consolidated Entities	2,692,608	2,464,047
Non-Controlling Interests in Blackstone Holdings	4,089,612	3,656,416

Total Partners’ Capital	13,526,536	12,427,229

Total Liabilities and Partners’ Capital	$30,059,309	$29,678,606

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

	June 30, 2014	December 31, 2013
Assets
Cash Held by Blackstone Funds and Other	$988,094	$618,881
Investments	7,703,015	9,700,804
Accounts Receivable	561,281	231,052
Due from Affiliates	21,058	27,022
Other Assets	23,386	29,755

Total Assets	$9,296,834	$10,607,514

Liabilities
Loans Payable	$6,835,021	$8,802,155
Due to Affiliates	83,876	143,444
Accounts Payable, Accrued Expenses and Other	804,051	284,818

Total Liabilities	$7,722,948	$9,230,417

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Management and Advisory Fees, Net	$619,523	$578,723	$1,192,683	$1,060,856

Performance Fees
Realized
Carried Interest	641,659	183,288	975,282	477,458
Incentive Fees	39,504	76,104	83,298	99,845
Unrealized
Carried Interest	660,682	456,706	991,076	634,053
Incentive Fees	54,639	938	118,872	106,736

Total Performance Fees	1,396,484	717,036	2,168,528	1,318,092

Investment Income
Realized	215,710	75,490	368,736	117,843
Unrealized	10,809	56,570	24,309	162,800

Total Investment Income	226,519	132,060	393,045	280,643

Interest and Dividend Revenue	15,340	13,814	29,409	26,371
Other	(6)	(1,163)	863	981

Total Revenues	2,257,860	1,440,470	3,784,528	2,686,943

Expenses
Compensation and Benefits
Compensation	500,641	478,981	985,992	930,411
Performance Fee Compensation
Realized
Carried Interest	260,301	75,910	409,699	165,347
Incentive Fees	18,509	35,014	42,144	45,522
Unrealized
Carried Interest	114,296	172,824	155,026	268,296
Incentive Fees	24,692	3,084	48,223	47,562

Total Compensation and Benefits	918,439	765,813	1,641,084	1,457,138
General, Administrative and Other	136,492	117,365	272,046	226,671
Interest Expense	29,847	26,956	54,514	54,018
Fund Expenses	5,003	4,628	9,988	12,036

Total Expenses	1,089,781	914,762	1,977,632	1,749,863

Other Income
Net Gains from Fund Investment Activities	138,585	40,966	208,740	108,176

Income Before Provision for Taxes	1,306,664	566,674	2,015,636	1,045,256
Provision for Taxes	83,282	56,082	137,379	107,075

Net Income	1,223,382	510,592	1,878,257	938,181
Net Income Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	22,486	22,366	68,278	84,682
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	140,061	27,944	184,022	18,492
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	543,819	249,134	843,324	456,224

Net Income Attributable to The Blackstone Group L.P.	$517,016	$211,148	$782,633	$378,783

Distributions Declared Per Common Unit	$0.35	$0.30	$0.93	$0.72

Net Income Per Common Unit
Common Units, Basic	$0.85	$0.36	$1.30	$0.65

Common Units, Diluted	$0.85	$0.36	$1.29	$0.65

Weighted-Average Common Units Outstanding
Common Units, Basic	606,690,740	583,843,094	604,123,284	583,086,840

Common Units, Diluted	609,897,829	586,763,053	607,797,760	586,235,677

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$81,343	$80,752	$155,375	$120,123

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$1,223,382	$510,592	$1,878,257	$938,181
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(564)	10,018	(1,730)	(1,932)

Comprehensive Income	1,222,818	520,610	1,876,527	936,249
Less:
Comprehensive Income in Redeemable Non-Controlling Interests in Consolidated Entities	22,486	22,366	68,278	84,682
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	136,166	34,856	180,009	17,576
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	543,819	249,134	843,324	456,224

Comprehensive Income Attributable to The Blackstone Group L.P.	$520,347	$214,254	$784,916	$377,767

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	4,511	—	4,511	30,922
Net Income	—	782,633	—	—	184,022	843,324	1,809,979	68,278
Allocation of Losses of Consolidated CLO Entities	—	—	(34,505)	—	34,505	—	—	—
Currency Translation Adjustment	—	—	—	2,283	(4,013)	—	(1,730)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(4,013)	—	4,013	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	(2,695)	—	—	—	—	(2,695)	—
Capital Contributions	—	—	—	—	256,603	—	256,603	447,785
Capital Distributions	—	(550,393)	—	—	(248,011)	(572,730)	(1,371,134)	(213,258)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(3,014)	—	(3,014)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	14,996	—	—	—	—	14,996	—
Equity-Based Compensation	—	232,313	—	—	—	215,825	448,138	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(52,309)	—	(55)	—	(52,364)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,185,592	(24,860)	—	—	—	(430)	(25,290)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	12,915	—	—	—	—	12,915	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(11,704)	—	—	—	11,704	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	9,594,080	64,497	—	—	—	(64,497)	—	—

Balance at June 30, 2014	588,371,951	$6,520,288	$218,279	$5,749	$2,692,608	$4,089,612	$13,526,536	$2,284,169

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Net Income	—	378,783	—	—	18,492	456,224	853,499	84,682
Allocation of Losses of Consolidated CLO Entities	—	—	(141,719)	—	141,719	—	—	—
Currency Translation Adjustment	—	—	—	(1,016)	(916)	—	(1,932)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(916)	—	916	—	—	—
Capital Contributions	—	—	—	—	95,651	153	95,804	502,372
Capital Distributions	—	(412,480)	—	—	(137,786)	(492,635)	(1,042,901)	(165,003)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,291)	—	(1,291)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(22)	—	—	—	—	(22)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	76,899	—	—	—	—	76,899	—
Equity-Based Compensation	—	216,736	—	—	—	213,049	429,785	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(30,737)	—	—	—	(30,737)	50
Net Delivery of Vested Common Units	5,988,448	(15,162)	—	—	—	(279)	(15,441)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,476)	—	—	—	10,476	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	2,439,287	12,163	—	—	—	(12,163)	—	—

Balance at June 30, 2013	564,782,122	$5,202,090	$335,656	$1,154	$1,560,344	$2,923,181	$10,022,425	$1,978,286

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net Income	$1,878,257	$938,181
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(290,698)	(277,805)
Net Realized Gains on Investments	(1,457,777)	(788,643)
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	45,811	(160,642)
Non-Cash Performance Fees	(930,489)	(381,415)
Non-Cash Performance Fee Compensation	655,092	526,727
Equity-Based Compensation Expense	381,553	378,587
Excess Tax Benefits Related to Equity-Based Compensation	(17,938)	—
Amortization of Intangibles	51,824	44,492
Other Non-Cash Amounts Included in Net Income	113,063	101,767
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(106,245)	227,249
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(293,989)	(135,843)
Accounts Receivable	280,586	(44,072)
Reverse Repurchase Agreements	118,263	71,745
Due from Affiliates	244,803	126,242
Other Assets	(30,289)	2,966
Accrued Compensation and Benefits	(340,604)	(267,844)
Securities Sold, Not Yet Purchased	(97,247)	(143,916)
Accounts Payable, Accrued Expenses and Other Liabilities	(440,090)	(342,707)
Repurchase Agreements	(313,675)	(142,073)
Due to Affiliates	3,672	(34,986)
Treasury Cash Management Strategies
Investments Purchased	(1,595,138)	(2,258,191)
Cash Proceeds from Sale of Investments	1,767,007	2,533,672
Blackstone Funds Related
Investments Purchased	(3,686,756)	(5,163,545)
Cash Proceeds from Sale or Pay Down of Investments	5,904,448	6,530,610

Net Cash Provided by Operating Activities	1,843,444	1,340,556

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(13,618)	(14,645)
Changes in Restricted Cash	5,841	5,804

Net Cash Used in Investing Activities	(7,777)	(8,841)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(449,914)	$(302,789)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	690,755	595,543
Purchase of Interests from Certain Non-Controlling Interest Holders	(6)	(22)
Payments Under Tax Receivable Agreement	(80,565)	—
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(25,290)	(15,441)
Excess Tax Benefits Related to Equity-Based Compensation	17,938	—
Proceeds from Loans Payable	490,101	2,850
Repayment and Repurchase of Loans Payable	(7,934)	(3,691)
Distributions to Unitholders	(1,123,123)	(905,115)
Blackstone Funds Related
Proceeds from Loans Payable	42,197	4,075
Repayment of Loans Payable	(998,743)	(755,045)

Net Cash Used in Financing Activities	(1,444,584)	(1,379,635)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(605)

Net Increase (Decrease) in Cash and Cash Equivalents	391,075	(48,525)
Cash and Cash Equivalents, Beginning of Period	831,998	709,502

Cash and Cash Equivalents, End of Period	$1,223,073	$660,977

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$49,580	$56,621

Payments for Income Taxes	$89,792	$41,808

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$10,553	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(11,355)	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$5,239	$(291)

Net Assets Related to the Consolidation of CLO Vehicles	$8,398	$—

Net Assets Related to the Consolidation of Certain Fund Entities	$35,433	$—

In-kind Contribution of Capital	$—	$2,323

Notes Issuance Costs	$4,375	$—

Transfer of Interests to Non-Controlling Interest Holders	$(3,014)	$(1,291)

Change in The Blackstone Group L.P.’s Ownership Interest	$(11,704)	$(10,476)

Net Settlement of Vested Common Units	$59,301	$53,585

Conversion of Blackstone Holdings Partnership Units to Common Units	$64,497	$12,163

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(63,173)	$(85,538)

Due to Affiliates	$48,177	$8,639

Partners’ Capital	$14,996	$76,899

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

In June 2014, the FASB issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

The guidance introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract.

The amended guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance may have a material impact on Blackstone’s consolidated financial statements if it is determined that both performance fees and carried interest are forms of variable consideration that may not be included in the transaction price. This may significantly delay the recognition of carried interest income and performance fees.

In June 2014, the FASB issued amended guidance on transfers and servicing. Under the amended guidance, repurchase transactions previously accounted for as sales should be accounted for as secured borrowings. There are additional disclosures relating to repurchase agreements, secured lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings including a disaggregation of the gross obligations by the class of collateral pledged, the remaining contractual tenor of the agreements and a discussion of the potential risks associated with the agreements and the related collateral pledged.

The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application is prohibited. The amended guidance is not expected to have a material impact on Blackstone’s financial statements.

In August 2014, the FASB issued amended guidance on the measurement of financial assets and financial liabilities of a consolidated collateralized financing entity. Under the amended guidance, a reporting entity that

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

consolidates a collateralized financing entity may elect to measure the financial assets and the financial liabilities using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. When this measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interest in the collateralized financing entity, including (a) changes in the fair value of the beneficial interests retained by the reporting entity and (b) beneficial interests that represent compensation for services. When this measurement alternative is not elected, the amendments clarify that the fair value of financial assets and financial liabilities should be measured in accordance with existing fair value guidance and any difference in the fair value of financial assets and financial liabilities should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of the annual period. The guidance is expected to impact the measurement of the financial assets or financial liabilities of Blackstone’s consolidated collateralized loan obligation vehicles and have a material impact on the recognition of appropriated partners’ capital. However, the impact on net income attributable to The Blackstone Group L.P. is not expected to be material.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2014	December 31, 2013
Finite-Lived Intangible Assets/Contractual Rights	$1,464,017	$1,594,128
Accumulated Amortization	(955,093)	(1,033,380)

Intangible Assets, Net	$508,924	$560,748

Amortization expense associated with Blackstone’s intangible assets was $25.6 million and $51.8 million for the three and six month periods ended June 30, 2014, respectively, and $21.6 million and $44.5 million for the three and six month periods ended June 30, 2013, respectively.

Amortization of Intangible Assets held at June 30, 2014 is expected to be $102.2 million, $95.8 million, $85.6 million, $46.5 million and $46.5 million for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Blackstone’s intangible assets as of June 30, 2014 are expected to amortize over a weighted-average period of 7.1 years.

4.	INVESTMENTS

Investments consists of the following:

	June 30, 2014	December 31, 2013
Investments of Consolidated Blackstone Funds	$10,820,315	$12,521,248
Equity Method Investments	3,492,500	3,309,879
Blackstone’s Treasury Cash Management Strategies	1,185,858	1,104,800
Performance Fees	5,979,682	4,674,792
Other Investments	148,790	118,804

	$21,627,145	$21,729,523

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $696.2 million and $487.8 million at June 30, 2014 and December 31, 2013, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income—Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized Gains	$20,226	$30,547	$33,939	$98,335
Net Change in Unrealized Gains (Losses)	68,333	(41,232)	41,119	(83,727)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	88,559	(10,685)	75,058	14,608
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	50,026	51,651	133,682	93,568

Other Income — Net Gains from Fund Investment Activities	$138,585	$40,966	$208,740	$108,176

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended June 30, 2014 and 2013, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $135.8 million and $103.4 million for the three months ended June 30, 2014 and 2013, respectively. The Partnership recognized net gains related to its equity method investments of $233.0 million and $211.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized Gains (Losses)	$1,071	$(1,354)	$4,165	$2,557
Net Change in Unrealized Gains (Losses)	7,122	(18,196)	16,092	(19,167)

	$8,193	$(19,550)	$20,257	$(16,610)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2013	$971,860	$3,268,606	$9,468	$424,858	$4,674,792
Performance Fees Allocated as a Result of Changes in Fund Fair Values	1,001,329	877,904	34,275	148,041	2,061,549
Foreign Exchange Loss	—	(2,450)	—	—	(2,450)
Fund Distributions	(255,670)	(366,719)	(16,133)	(115,687)	(754,209)

Performance Fees, June 30, 2014	$1,717,519	$3,777,341	$27,610	$457,212	$5,979,682

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized Gains (Losses)	$(695)	$14,754	$5,612	$14,106
Net Change in Unrealized Gains (Losses)	13	(17,705)	(6,491)	(12,501)

	$(682)	$(2,951)	$(879)	$1,605

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2014 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$130,069	$3,542	(a	)	(a	)
Credit Driven	336,229	—	(b	)	(b	)
Event Driven	122,853	—	(c	)	(c	)
Equity	372,345	—	(d	)	(d	)
Commodities	57,435	—	(e	)	(e	)
Private Equity	86,345	—	(f	)	(f	)

	$1,105,276	$3,542

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 66% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 26% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

may lapse cannot be estimated. The remaining 8% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side pocket 16% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 68% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 30% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 2% of the total fair value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side pocket such investments. As of the reporting date, the investee fund manager had not elected to side pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted for investments representing 95% of the fair value of investments in this category. Distributions will be received as the underlying investments are liquidated. The remaining 5% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(f)	The Private Equity category includes investments in private equity funds that primarily invest in private equity, revenue interests and other private investments. Withdrawals are not permitted for investments in this category.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

	June 30, 2014				December 31, 2013
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	$398,243	$1,980	$1,006,429	$2,694	$1,994,276	$8,521	$1,083,140	$2,676
Foreign Currency Contracts	71,686	518	265,771	1,173	166,066	1,480	163,787	1,015
Total Return Swaps	—	—	—	—	326,929	342	—	—
Credit Default Swaps	10,000	218	9,000	1,583	—	—	10,000	591
Investments of Consolidated Blackstone Funds Foreign Currency Contracts	283,843	18,189	262,295	18,753	396,569	30,830	239,037	10,018
Interest Rate Contracts	25,442	2,983	—	—	62,193	3,726	—	—
Credit Default Swaps	—	—	95,560	6,101	—	—	—	—

Total	$789,214	$23,888	$1,639,055	$30,304	$2,946,033	$44,899	$1,495,964	$14,300

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(570)	$(429)	$(1,403)	$(955)
Foreign Currency Contracts	(4,420)	(2,527)	(2,981)	(3,763)
Credit Default Swaps	996	(181)	1,282	(173)

Total	$(3,994)	$(3,137)	$(3,102)	$(4,891)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(1,731)	$(2,807)	$(4,273)	$(9,493)
Foreign Currency Contracts	(13,827)	5,257	(21,944)	12,636
Credit Default Swaps	2,985	(277)	4,798	(300)

Total	$(12,573)	$2,173	$(21,419)	$2,843

As of June 30, 2014 and December 31, 2013, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2014	December 31, 2013
Assets
Loans and Receivables	$42,725	$137,788
Equity and Preferred Securities	91,094	88,568
Assets of Consolidated CLO Vehicles
Corporate Loans	6,230,918	8,466,889
Corporate Bonds	168,426	161,382
Other	26,041	41,061

	$6,559,204	$8,895,688

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$6,407,838	$8,302,572
Subordinated Notes	474,757	610,435

	$6,882,595	$8,913,007

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2014		2013
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$(154)
Equity and Preferred Securities	(739)	796	(605)	(2,869)
Assets of Consolidated CLO Vehicles
Corporate Loans	(26,393)	33,898	3,499	(44,274)
Corporate Bonds	(3,284)	3,442	771	(2,070)
Other	(1,703)	22,673	537	(497)

	$(32,119)	$60,809	$4,202	$(49,864)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(1,554)	$(39,764)	$—	$(64,042)
Subordinated Notes	—	18,659	—	41,267

	$(1,554)	$(21,105)	$—	$(22,775)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30,
	2014		2013
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$43	$(204)
Equity and Preferred Securities	(1,323)	5,914	(1,398)	281
Assets of Consolidated CLO Vehicles
Corporate Loans	(64,635)	48,957	43,074	34,872
Corporate Bonds	(2,186)	3,694	3,653	(5,858)
Other	13,294	19,555	1,426	1,112

	$(54,850)	$78,120	$46,798	$30,203

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(4,092)	$(95,638)	$—	$(291,953)
Subordinated Notes	—	55,614	—	78,009

	$(4,092)	$(40,024)	$—	$(213,944)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2014
		For Financial Assets Past Due (a)		For Financial Assets with Non-Accrual Status
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(1,177)	$—	$—	$—	$(1,703)
Assets of Consolidated CLO Vehicles
Corporate Loans	(134,252)	12,674	(32,038)	—	—
Corporate Bonds	2,911	—	—	—	—

	$(132,518)	$12,674	$(32,038)	$—	$(1,703)

	December 31, 2013
		For Financial Assets Past Due (a)		For Financial Assets with Non-Accrual Status
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(533)	$—	$—	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(281,254)	57,837	(176,379)	—	—
Corporate Bonds	(1,789)	—	—	—	—

	$(283,576)	$57,837	$(176,379)	$—	$—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2013, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of June 30, 2014 and December 31, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2014
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$984,184	$984,184
Equity Securities	112,952	68,589	201,456	382,997
Partnership and LLC Interests	—	226,209	1,215,690	1,441,899
Debt Instruments	2,122	1,478,713	83,843	1,564,678
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,487,401	743,517	6,230,918
Corporate Bonds	—	156,851	11,575	168,426
Freestanding Derivatives — Foreign Currency Contracts	—	18,189	—	18,189
Freestanding Derivatives — Interest Rate Contracts	—	2,983	—	2,983
Other	19	21,247	4,775	26,041

Total Investments of Consolidated Blackstone Funds	115,093	7,460,182	3,245,040	10,820,315
Blackstone’s Treasury Cash Management Strategies	249,137	877,568	59,153	1,185,858
Money Market Funds	363,245	—	—	363,245
Freestanding Derivatives
Interest Rate Contracts	1,184	796	—	1,980
Foreign Currency Contracts	—	518	—	518
Credit Default Swaps	—	218	—	218
Loans and Receivables	—	—	42,725	42,725
Other Investments	19,840	7,446	121,504	148,790

	$748,499	$8,346,728	$3,468,422	$12,563,649

Liabilities
Liabilities of Consolidated Blackstone Funds (a)
Freestanding Derivatives — Credit Default Swaps	$—	$6,101	$—	$6,101
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	—	—	6,407,838	6,407,838
Subordinated Notes	—	—	474,757	474,757
Freestanding Derivatives — Foreign Currency Contracts	—	18,753	—	18,753

Total Liabilities of Consolidated Blackstone Funds	—	24,854	6,882,595	6,907,449
Freestanding Derivatives
Interest Rate Contracts	1,700	994	—	2,694
Foreign Currency Contracts	—	1,173	—	1,173
Credit Default Swaps	—	1,583	—	1,583
Securities Sold, Not Yet Purchased	—	130,754	—	130,754

	$1,700	$159,358	$6,882,595	$7,043,653

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Transfers from Level I into Level II (a)	$—	$31	$—	$28,670
Transfers from Level II into Level I (b)	$49,298	$46,495	$67,327	$—

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$984,184	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	110,938	Discounted Cash Flows	Discount Rate	7.6% - 26.2%	11.6%
			Revenue CAGR	1.9% - 29.2%	6.3%
			Exit Multiple - EBITDA	5.0x - 13.0x	9.2x
			Exit Multiple - P/E	9.5x - 17.0x	10.5x
	83,809	Transaction Price	N/A	N/A	N/A
	159	Market Comparable Companies	EBITDA Multiple	6.8x - 7.4x	6.9x
	44	Third Party Pricing	N/A	N/A	N/A
	6,506	Other	N/A	N/A	N/A

Partnership and LLC Interests	498,549	Discounted Cash Flows	Discount Rate	5.0% - 20.0%	9.0%
			Revenue CAGR	-2.2% - 42.4%	5.5%
			Exit Multiple - EBITDA	0.1x - 23.3x	9.8x
			Exit Capitalization Rate	4.3% - 10.5%	6.9%
	696,464	Transaction Price	N/A	N/A	N/A
	11,651	Third Party Pricing	N/A	N/A	N/A
	9,026	Other	N/A	N/A	N/A

Debt Instruments	14,568	Discounted Cash Flows	Discount Rate	10.6% - 23.0%	19.8%
			Revenue CAGR	3.6% - 7.8%	4.6%
			Exit Multiple - EBITDA	5.9x - 11.0x	10.7x
			Exit Capitalization Rate	6.2% - 8.4%	6.3%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	63,036	Third Party Pricing	N/A	N/A	N/A
	6,031	Transaction Price	N/A	N/A	N/A
	208	Market Comparable Companies	EBITDA Multiple	6.1x - 8.0x	6.1x

Assets of Consolidated CLO Vehicles	470,263	Third Party Pricing	N/A	N/A	N/A
	269,579	Market Comparable Companies	EBITDA Multiple	3.5x - 15.0x	6.9x
	20,025	Discounted Cash Flows	Discount Rate	7.0% - 8.5%	7.3%

Total Investments of Consolidated Blackstone Funds	3,245,040

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$17,308	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	5.9% - 8.3%	6.6%
	26,192	Third Party Pricing	N/A	N/A	N/A
	5,629	Transaction Price	N/A	N/A	N/A
	10,024	NAV as Fair Value	N/A	N/A	N/A

Loans and Receivables	42,725	Discounted Cash Flows	Discount Rate	13.0% - 16.2%	14.6%

Other Investments	11,923	Transaction Price	N/A	N/A	N/A
	106,464	Discounted Cash Flows	Discount Rate	1.4% - 12.5%	2.9%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	3,117	NAV as Fair Value	N/A	N/A	N/A

Total	$3,468,422

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$6,882,595	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.2% - 47.6%	2.4%
			Reinvestment Rate	LIBOR + 400 bps	N/A

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

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$17,040	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	6.0% - 8.6%	6.6%
	16,993	Third Party Pricing	N/A	N/A	N/A
	10,099	NAV as Fair Value	N/A	N/A	N/A

Loans and Receivables	137,788	Discounted Cash Flows	Discount Rate	11.0% - 14.8%	12.6%

Other Investments	7,927	Transaction Price	N/A	N/A	N/A
	3,725	NAV as Fair Value	N/A	N/A	N/A
	2,814	Discounted Cash Flows	Discount Rate	12.5%	N/A

Total	$3,555,138

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$8,913,007	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	5.0% - 20.0%	18.0%
			Discount Rate	0.4% - 24.2%	2.6%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings (“P/E”) exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

The significant unobservable inputs used in the fair value measurement of the Blackstone’s Treasury Cash Management Strategies, debt instruments, other investments and liabilities of consolidated CLO vehicles are discount rates, default rates, recovery rates, recovery lag, pre-payment rates and reinvestment rates. Increases (decreases) in any of the discount rates, default rates, recovery lag and pre-payment rates in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in any of the recovery rates and reinvestment rates in isolation would result in a higher (lower) fair value measurement. Generally, a change in the assumption used for default rates may be accompanied by a directionally similar change in the assumption used for recovery lag and a directionally opposite change in the assumption used for recovery rates and pre-payment rates.

The significant unobservable inputs used in the fair value measurement of equity securities, partnership and LLC interests, debt instruments, assets of consolidated CLO vehicles and loans and receivables are discount rates, exit capitalization rates, exit multiples, EBITDA multiples and revenue compound annual growth rates. Increases (decreases) in any of discount rates and exit capitalization rates in isolation can result in a lower (higher) fair value measurement. Increases (decreases) in any of exit multiples and revenue compound annual growth rates in isolation can result in a higher (lower) fair value measurement.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2014				2013
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,412,822	$61,573	$136,911	$3,611,306	$2,937,297	$3,867	$63,049	$3,004,213
Transfer Out Due to Deconsolidation	(140,393)	—	—	(140,393)	(50,181)	—	—	(50,181)
Transfer In to Level III (b)	196,770	—	4,293	201,063	177,145	—	—	177,145
Transfer Out of Level III (b)	(234,833)	—	(9,735)	(244,568)	(259,570)	—	(1,713)	(261,283)
Purchases	227,522	12,403	55,791	295,716	308,817	103,653	28,260	440,730
Sales	(276,020)	(31,345)	(4,170)	(311,535)	(302,010)	—	(41,074)	(343,084)
Settlements	—	(432)	(145)	(577)	—	—	—	—
Realized Gains
(Losses), Net	(26,634)	—	(651)	(27,285)	29,476	—	13,587	43,063
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	85,806	526	(1,637)	84,695	49,345	211	(14,195)	35,361

Balance, End of Period	$3,245,040	$42,725	$180,657	$3,468,422	$2,890,319	$107,731	$47,914	$3,045,964

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2014				2013
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,358,752	$137,788	$58,598	$3,555,138	$3,017,699	$30,663	$28,104	$3,076,466
Transfer In Due to Consolidation and Acquisition (a)	276,806	—	—	276,806	—	—	11,960	11,960
Transfer Out Due to Deconsolidation	(238,399)	—	—	(238,399)	(152,727)	—	—	(152,727)
Transfer In to Level III (b)	222,991	—	7,972	230,963	224,363	—	—	224,363
Transfer Out of Level III (b)	(292,469)	—	(10,744)	(303,213)	(372,438)	—	(1,713)	(374,151)
Purchases	392,699	93,645	133,430	619,774	436,850	106,526	91,034	634,410
Sales	(559,330)	(188,064)	(8,237)	(755,631)	(430,563)	(29,462)	(80,536)	(540,561)
Settlements	—	(1,170)	(301)	(1,471)	—	(332)	(1,559)	(1,891)
Realized Gains (Losses), Net	(21,042)	—	(549)	(21,591)	1,959	43	14,436	16,438
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	105,032	526	488	106,046	165,176	293	(13,812)	151,657

Balance, End of Period	$3,245,040	$42,725	$180,657	$3,468,422	$2,890,319	$107,731	$47,914	$3,045,964

	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2014			2013
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$7,795,523	$619,188	$8,414,711	$9,634,747	$720,552	$10,355,299
Transfer In Due to Consolidation and Acquisition (a)	32,197	10,000	42,197	—	—	—
Transfer Out Due to Deconsolidation	(814,300)	(133,454)	(947,754)	(343,392)	(67,629)	(411,021)
Settlements	(609,646)	—	(609,646)	(299,993)	(4)	(299,997)
Realized Losses, Net	1,554	—	1,554	—	—	—
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	2,510	(20,977)	(18,467)	198,586	(34,237)	164,349

Balance, End of Period	$6,407,838	$474,757	$6,882,595	$9,189,948	$618,682	$9,808,630

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2014			2013
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$8,302,572	$610,435	$8,913,007	$10,695,136	$846,471	$11,541,607
Transfer In Due to Consolidation and Acquisition (a)	504,216	96,182	600,398	—	—	—
Transfer Out Due to Deconsolidation	(1,453,391)	(173,252)	(1,626,643)	(1,100,842)	(150,925)	(1,251,767)
Issuances	—	—	—	1,054	775	1,829
Settlements	(998,633)	(110)	(998,743)	(704,377)	(346)	(704,723)
Realized Losses, Net	4,092	—	4,092	—	—	—
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	48,982	(58,498)	(9,516)	298,977	(77,293)	221,684

Balance, End of Period	$6,407,838	$474,757	$6,882,595	$9,189,948	$618,682	$9,808,630

(a)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

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

	June 30, 2014	December 31, 2013
Investments	$1,005,062	$758,304
Accounts Receivable	112,370	166,908
Due from Affiliates	41,766	86,246

Total VIE Assets	1,159,198	1,011,458
Due to Affiliates	1,723	397
Accounts Payable, Accrued Expenses and Other Liabilities	—	2
Potential Clawback Obligation	59,757	63,290

Maximum Exposure to Loss	$1,220,678	$1,075,147

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2014, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $30.6 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $30.6 million were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $65.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of June 30, 2014:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Received
Assets
Freestanding Derivatives	$2,716	$1,219	$509	$988
Reverse Repurchase Agreements	30,721	30,570	—	151

Total	$33,437	$31,789	$509	$1,139

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$11,551	$1,219	$9,666	$666
Repurchase Agreements	41,772	41,300	470	2

Total	$53,323	$42,519	$10,136	$668

The following tables present the offsetting of assets and liabilities as of December 31, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$10,343	$3,025	$582	$6,736
Reverse Repurchase Agreements	148,984	148,394	—	590

Total	$159,327	$151,419	$582	$7,326

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,282	$3,025	$1,257	$—
Repurchase Agreements	316,352	316,352	—	—

Total	$320,634	$319,377	$1,257	$—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30, 2014	December 31, 2013
Furniture, Equipment and Leasehold Improvements, Net	$132,196	$137,088
Prepaid Expenses	98,501	61,226
Other Assets	69,806	75,815
Freestanding Derivatives	2,716	10,343

	$303,219	$284,472

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has entered into a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2014, the aggregate cash balance on deposit relating to the cash pooling arrangement was $956.9 million, which was fully offset with an accompanying overdraft.

12.	BORROWINGS

On April 7, 2014, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $500 million aggregate principal amount of Senior Notes maturing June 15, 2044 (the “Notes”). The Notes have an interest rate of 5.000% per annum, accruing from April 7, 2014. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2014. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes.

On May 29, 2014, the Issuer entered into an amendment to the $1.1 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment, among other things, extended the maturity date of the Credit Facility from July 13, 2017 to May 29, 2019. As of June 30, 2014, Blackstone had no outstanding borrowings under the Credit Facility.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Condensed Consolidated Statements of Financial Condition, were:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$629,007	$696,150	$632,823	$684,860
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,625	$465,840	$398,543	$447,120
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,500	$435,920	$393,202	$415,760
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,800	$302,950	$239,738	$278,550
Blackstone Issued 5.000%, $500 Million Par, Notes Due 6/15/2044	$492,963	$514,850	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2014				December 31, 2013
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$6,667,944	1.01%		3.7	$8,605,553	1.09%		4.1
Subordinated Notes	999,134	(a	)	N/A	1,221,068	(a	)	N/A

	$7,667,078				$9,826,621

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2014			December 31, 2013
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,407,838	$14,500	$13,779	$8,302,572	$14,500	$13,732
Subordinated Notes	$474,757	$128,642	$40,339	$610,435	$224,444	$110,197

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2014 and December 31, 2013, the fair value of the consolidated CLO assets was $7.8 billion and $9.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of June 30, 2014 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2014	$—	$—	$—
2015	—	6,544	6,544
2016	—	—	—
2017	—	315,000	315,000
After 2018	2,135,000	7,352,078	9,487,078

Total	$2,135,000	$7,673,622	$9,808,622

13.	INCOME TAXES

Blackstone’s effective tax rate was 6.4% and 9.9% for the three months ended June 30, 2014 and 2013, respectively, and 6.8% and 10.2% for the six months ended June 30, 2014 and 2013, respectively. Blackstone’s income tax provision was $83.3 million and $56.1 million for the three months ended June 30, 2014 and 2013, respectively, and $137.4 million and $107.1 million for the six months ended June 30, 2014 and 2013, respectively.

Blackstone’s effective tax rate for the three and six months ended June 30, 2014 and 2013 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and six months ended June 30, 2014 and June 30, 2013 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Attributable to The Blackstone Group L.P.	$517,016	$211,148	$782,633	$378,783

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	606,690,740	583,843,094	604,123,284	583,086,840

Basic Net Income Per Common Unit	$0.85	$0.36	$1.30	$0.65

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	606,690,740	583,843,094	604,123,284	583,086,840
Weighted-Average Unvested Deferred Restricted Common Units	3,207,089	2,919,959	3,674,476	3,148,837

Weighted-Average Diluted Common Units Outstanding	609,897,829	586,763,053	607,797,760	586,235,677

Diluted Net Income Per Common Unit	$0.85	$0.36	$1.29	$0.65

The following table summarizes the anti-dilutive securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-Average Blackstone Holdings Partnership Units	544,158,132	555,224,714	546,727,909	556,337,696

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

During the six months ended June 30, 2014 and 2013, no units were repurchased. As of June 30, 2014, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and six months ended June 30, 2014, the Partnership recorded compensation expense of $186.9 million and $381.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $6.4 million and $13.6 million, respectively. For the three and six months ended June 30, 2013, the Partnership recorded compensation expense of $183.2 million and $378.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $6.2 million and $11.7 million, respectively. As of June 30, 2014, there was $943.1 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,153,326,805 as of June 30, 2014. Total outstanding unvested phantom units were 74,414 as of June 30, 2014.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2014 and of changes during the period January 1, 2014 through June 30, 2014 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	48,057,816	$26.64	20,004,139	$15.57	147,169	$12.00
Granted	555,917	31.48	830,022	27.02	461	28.05
Vested	(17,318,368)	29.88	(3,121,112)	19.00	(72,646)	11.82
Forfeited	(324,557)	19.63	(459,095)	13.94	(570)	33.41

Balance, June 30, 2014	30,970,808	$24.99	17,253,954	$15.55	74,414	$12.29

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2014, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	28,002,135	1.7
Deferred Restricted Blackstone Common Units	14,750,278	2.1

Total Equity-Based Awards	42,752,413	1.8

Phantom Units	75,514	0.05

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $79.1 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	June 30, 2014	December 31, 2013
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$2,609	$1,561
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	210,909	151,493
Amounts Due from Portfolio Companies and Funds	279,723	307,926
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	29,128	259,787
Management and Performance Fees Due from Non-Consolidated Funds	346,151	325,389
Payments Made on Behalf of Non-Consolidated Entities	171,843	133,790
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	8,861	12,098

	$1,049,224	$1,192,044

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2014	December 31, 2013
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,204,655	$1,235,168
Accrual for Potential Repayment of Previously Received Performance Fees	4,111	4,270
Due to Note Holders of Consolidated CLO Vehicles	54,118	123,929
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	16,835	11,293
Payable to Affiliates for Consolidated Funds	24,010	29,803
Distributions Received on Behalf of Blackstone Entities	25,816	22,815
Payments Made by Non-Consolidated Entities	17,358	9,581

	$1,346,903	$1,436,859

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2014 and December 31, 2013, such investments aggregated $1.0 billion and $1.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $50.8 million and $50.2 million for the three months ended June 30, 2014 and 2013, respectively, and $95.7 million and $100.6 million for the six months ended June 30, 2014 and 2013, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $81.3 million and $80.8 million for the three months ended June 30, 2014 and 2013, respectively. Management and Advisory Fees, Net earned from affiliates totaled $155.4 million and $120.1 million for the six months ended June 30, 2014 and 2013, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

liquidated based on the fair value of their underlying investments as of June 30, 2014. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $395.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $1.5 billion of investment commitments as of June 30, 2014 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $45.2 million as of June 30, 2014 which includes $30.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $2.6 million as of June 30, 2014.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone Funds. The amount guaranteed as of June 30, 2014 was $65.5 million.

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

The following table presents the clawback obligations by segment:

	June 30, 2014			December 31, 2013
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$—	$—	$—	$(5)	$151	$146
Real Estate	1,502	498	2,000	1,501	518	2,019
Credit	—	2,111	2,111	1,213	892	2,105

Total	$1,502	$2,609	$4,111	$2,709	$1,561	$4,270

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2014, $443.3 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$103,204	$157,869	$123,008	$112,489	$—	$496,570
Advisory Fees	—	—	—	—	114,914	114,914
Transaction and Other Fees, Net	27,616	13,514	126	7,064	876	49,196
Management Fee Offsets	(4,246)	(7,702)	(1,531)	(6,739)	—	(20,218)

Total Management and Advisory Fees, Net	126,574	163,681	121,603	112,814	115,790	640,462

Performance Fees
Realized
Carried Interest	212,394	417,826	—	11,439	—	641,659
Incentive Fees	—	6,070	7,973	25,248	—	39,291
Unrealized
Carried Interest	502,210	119,461	—	39,041	—	660,712
Incentive Fees	—	(3,483)	30,556	29,703	—	56,776

Total Performance Fees	714,604	539,874	38,529	105,431	—	1,398,438

Investment Income (Loss)
Realized	74,812	122,664	2,394	2,223	106	202,199
Unrealized	17,662	(50,437)	1,057	4,521	969	(26,228)

Total Investment Income	92,474	72,227	3,451	6,744	1,075	175,971
Interest and Dividend Revenue	4,666	8,009	2,340	4,892	2,187	22,094
Other	564	(218)	(203)	11	(160)	(6)

Total Revenues	938,882	783,573	165,720	229,892	118,892	2,236,959

Expenses
Compensation and Benefits
Compensation	73,038	85,582	43,341	51,310	69,744	323,015
Performance Fee Compensation
Realized
Carried Interest	112,720	143,442	—	4,139	—	260,301
Incentive Fees	—	3,081	2,918	12,510	—	18,509
Unrealized
Carried Interest	66,194	27,339	—	20,803	—	114,336
Incentive Fees	—	(1,783)	11,252	15,223	—	24,692

Total Compensation and Benefits	251,952	257,661	57,511	103,985	69,744	740,853
Other Operating Expenses	39,193	36,542	25,101	22,159	22,116	145,111

Total Expenses	291,145	294,203	82,612	126,144	91,860	885,964

Economic Income	$647,737	$489,370	$83,108	$103,748	$27,032	$1,350,995

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,236,959	$20,901	(a)	$2,257,860	$1,432,853	$7,617	(a)	$1,440,470
Expenses	$885,964	$203,817	(b)	$1,089,781	$713,461	$201,301	(b)	$914,762
Other Income	$—	$138,585	(c)	$138,585	$—	$40,966	(c)	$40,966
Economic Income	$1,350,995	$(44,331	)(d)	$1,306,664	$719,392	$(152,718	)(d)	$566,674

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2014	2013
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(21,040)	$(7,886)
Fund Expenses Added in Consolidation	765	5,623
Non-Controlling Interests in Income of Consolidated Entities	162,547	50,310
Transaction-Related Other Income	(3,687)	(7,081)

Total Consolidation Adjustments and Reconciling Items	$138,585	$40,966

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2014	2013
Economic Income	$1,350,995	$719,392

Adjustments
Amortization of Intangibles	(28,310)	(24,322)
IPO and Acquisition-Related Charges	(178,568)	(178,706)
Non-Controlling Interests in Income of Consolidated Entities	162,547	50,310

Total Consolidation Adjustments and Reconciling Items	(44,331)	(152,718)

Income Before Provision for Taxes	$1,306,664	$566,674

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments as of and for the six months ended June 30, 2014 and 2013:

	June 30, 2014 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$201,788	$317,205	$236,392	$218,063	$—	$973,448
Advisory Fees	—	—	—	—	184,877	184,877
Transaction and Other Fees,
Net	70,463	27,078	219	10,408	938	109,106
Management Fee Offsets	(5,959)	(16,926)	(2,986)	(10,991)	—	(36,862)

Total Management and Advisory Fees, Net	266,292	327,357	233,625	217,480	185,815	1,230,569

Performance Fees
Realized
Carried Interest	332,199	612,484	—	30,599	—	975,282
Incentive Fees	—	6,044	47,818	39,266	—	93,128
Unrealized
Carried Interest	669,275	259,698	—	62,027	—	991,000
Incentive Fees	—	(746)	48,641	70,147	—	118,042

Total Performance Fees	1,001,474	877,480	96,459	202,039	—	2,177,452

Investment Income (Loss)
Realized	135,347	154,021	19,214	5,294	240	314,116
Unrealized	8,629	(45,058)	5,488	7,600	1,663	(21,678)

Total Investment Income	143,976	108,963	24,702	12,894	1,903	292,438
Interest and Dividend Revenue	9,894	14,119	5,001	10,753	4,689	44,456
Other	1,428	99	(81)	(248)	(335)	863

Total Revenues	1,423,064	1,328,018	359,706	442,918	192,072	3,745,778

Expenses
Compensation and Benefits
Compensation	146,345	165,815	83,912	102,062	131,426	629,560
Performance Fee Compensation
Realized
Carried Interest	198,491	195,275	—	15,933	—	409,699
Incentive Fees	—	3,065	16,189	22,890	—	42,144
Unrealized
Carried Interest	39,046	84,324	—	31,656	—	155,026
Incentive Fees	—	(401)	18,013	30,611	—	48,223

Total Compensation and Benefits	383,882	448,078	118,114	203,152	131,426	1,284,652
Other Operating Expenses	72,199	69,649	44,581	54,998	43,458	284,885

Total Expenses	456,081	517,727	162,695	258,150	174,884	1,569,537

Economic Income	$966,983	$810,291	$197,011	$184,768	$17,188	$2,176,241

Segment Assets as of June 30, 2014	$5,446,042	$8,109,718	$1,261,025	$2,563,669	$804,464	$18,184,918

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$172,867	$275,346	$192,904	$193,304	$—	$834,421
Advisory Fees	—	—	—	—	187,754	187,754
Transaction and Other Fees, Net	62,801	28,153	65	13,376	43	104,438
Management Fee Offsets	(2,430)	(13,598)	(1,038)	(3,131)	—	(20,197)

Total Management and Advisory Fees, Net	233,238	289,901	191,931	203,549	187,797	1,106,416

Performance Fees
Realized
Carried Interest	143,791	212,254	—	121,413	—	477,458
Incentive Fees	—	34,194	27,554	37,846	—	99,594
Unrealized
Carried Interest	98,972	540,048	—	(4,967)	—	634,053
Incentive Fees	—	(29,879)	76,490	65,502	—	112,113

Total Performance Fees	242,763	756,617	104,044	219,794	—	1,323,218

Investment Income (Loss)
Realized	45,748	28,111	14,520	4,229	88	92,696
Unrealized	52,799	90,939	(8,141)	5,474	(1,877)	139,194

Total Investment Income (Loss)	98,547	119,050	6,379	9,703	(1,789)	231,890
Interest and Dividend Revenue	6,235	8,694	3,094	8,618	3,362	30,003
Other	790	(407)	(169)	765	—	979

Total Revenues	581,573	1,173,855	305,279	442,429	189,370	2,692,506

Expenses
Compensation and Benefits
Compensation	123,950	143,251	70,712	101,462	134,079	573,454
Performance Fee Compensation
Realized
Carried Interest	17,123	80,868	—	67,356	—	165,347
Incentive Fees	—	17,457	10,138	17,927	—	45,522
Unrealized
Carried Interest	104,730	167,661	—	(4,095)	—	268,296
Incentive Fees	—	(15,295)	27,502	35,355	—	47,562

Total Compensation and Benefits	245,803	393,942	108,352	218,005	134,079	1,100,181
Other Operating Expenses	61,346	56,079	31,694	43,923	41,554	234,596

Total Expenses	307,149	450,021	140,046	261,928	175,633	1,334,777

Economic Income	$274,424	$723,834	$165,233	$180,501	$13,737	$1,357,729

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2014 and 2013:

	June 30, 2014 and the Six Months Then Ended				Six Months Ended June 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$3,745,778	$38,750	(a)	$3,784,528	$2,692,506	$(5,563	)(a)	$2,686,943
Expenses	$1,569,537	$408,095	(b)	$1,977,632	$1,334,777	$415,086	(b)	$1,749,863
Other Income	$—	$208,740	(c)	$208,740	$—	$108,176	(c)	$108,176
Economic Income (Loss)	$2,176,241	$(160,605	)(d)	$2,015,636	$1,357,729	$(312,473	)(d)	$1,045,256
Total Assets	$18,184,918	$11,874,391	(e)	$30,059,309

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2014	2013
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(38,918)	$5,134
Fund Expenses Added in Consolidation	19	14,024
Non-Controlling Interests in Income of Consolidated Entities	252,300	103,174
Transaction-Related Other Income	(4,661)	(14,156)

Total Consolidation Adjustments and Reconciling Items	$208,740	$108,176

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2014	2013
Economic Income	$2,176,241	$1,357,729

Adjustments
Amortization of Intangibles	(57,313)	(49,979)
IPO and Acquisition-Related Charges	(355,592)	(365,668)
Non-Controlling Interests in Income of Consolidated Entities	252,300	103,174

Total Consolidation Adjustments and Reconciling Items	(160,605)	(312,473)

Income Before Provision for Taxes	$2,015,636	$1,045,256

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since June 30, 2014 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,223,073	$—	$—	$1,223,073
Cash Held by Blackstone Funds and Other	119,926	1,140,983	—	1,260,909
Investments	11,607,154	10,771,370	(751,379)	21,627,145
Accounts Receivable	412,713	669,782	—	1,082,495
Reverse Repurchase Agreements	30,721	—	—	30,721
Due from Affiliates	1,027,915	59,642	(38,333)	1,049,224
Intangible Assets, Net	508,924	—	—	508,924
Goodwill	1,787,392	—	—	1,787,392
Other Assets	280,893	22,326	—	303,219
Deferred Tax Assets	1,186,207	—	—	1,186,207

Total Assets	$18,184,918	$12,664,103	$(789,712)	$30,059,309

Liabilities and Partners’ Capital
Loans Payable	$2,153,895	$6,835,289	$—	$8,989,184
Due to Affiliates	1,245,641	222,162	(120,900)	1,346,903
Accrued Compensation and Benefits	2,349,374	—	—	2,349,374
Securities Sold, Not Yet Purchased	30,616	100,138	—	130,754
Repurchase Agreements	1,261	40,511	—	41,772
Accounts Payable, Accrued Expenses and Other Liabilities	536,043	854,574	—	1,390,617

Total Liabilities	6,316,830	8,052,674	(120,900)	14,248,604

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,284,169	—	2,284,169

Partners’ Capital
Partners’ Capital	6,520,288	668,812	(668,812)	6,520,288
Appropriated Partners’ Capital	—	218,279	—	218,279
Accumulated Other Comprehensive Income	4,804	945	—	5,749
Non-Controlling Interests in Consolidated Entities	1,253,384	1,439,224	—	2,692,608
Non-Controlling Interests in Blackstone Holdings	4,089,612	—	—	4,089,612

Total Partners’ Capital	11,868,088	2,327,260	(668,812)	13,526,536

Total Liabilities and Partners’ Capital	$18,184,918	$12,664,103	$(789,712)	$30,059,309

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

* Consolidated as of June 30, 2014 only.

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

World equity and debt markets rose in the second quarter, fueled by sustained accommodative monetary policy as well as improving economic data, particularly in developed economies. Heightened levels of geopolitical uncertainty did not dissuade investors as sentiment improved and volatility declined. The MSCI All Country Index rose 4.2% in the quarter, with positive performance across both developed and developing market indices.

In the U.S., the S&P 500 was up 4.7%, reaching record nominal levels, driven by the improving economic outlook, declining unemployment and rising housing prices. Market appreciation and investor risk appetite kept capital markets activity at sustained high levels, including both equity and debt issuance. M&A activity also significantly improved in the quarter.

Credit indices also rose in the second quarter, with the high yield index up 2.4% and the leveraged loan index up 1.5%. Benchmark rates declined, with the U.S. 10-year Treasury down 20 basis points to 2.5%, and high yield spreads and yields tightened slightly. Issuance volumes climbed dramatically in the quarter.

Real estate operating fundamentals continue to improve, driven by a lack of new supply and growth in demand. In the U.S., overall vacancy levels have declined 70 basis points to 14.5% and 20 basis points to 10.3% within the office and retail sectors, respectively compared to the second quarter of 2013. In the U.S. hospitality sector, new construction remains significantly below historical levels and supply/demand fundamentals continue to support RevPAR (“Revenue per Available Room”) growth of 8.2% for the quarter. On a national level, home prices have increased 9.3% over the past twelve months through May 2014.

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

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental non-GAAP measure derived from our segment reported results and may be used to assess our ability to service our borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense, (b) Taxes and Related Payables Including Payable Under Tax Receivable Agreement, and (c) Depreciation and Amortization. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our calculation of Adjusted EBITDA.

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

(b)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(c)	the invested capital or fair value of assets we manage pursuant to separately managed accounts,

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the invested capital or fair value of assets we manage pursuant to separately managed accounts,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$619,523	$578,723	$40,800	7%	$1,192,683	$1,060,856	$131,827	12%

Performance Fees
Realized
Carried Interest	641,659	183,288	458,371	250%	975,282	477,458	497,824	104%
Incentive Fees	39,504	76,104	(36,600)	-48%	83,298	99,845	(16,547)	-17%
Unrealized
Carried Interest	660,682	456,706	203,976	45%	991,076	634,053	357,023	56%
Incentive Fees	54,639	938	53,701	N/M	118,872	106,736	12,136	11%

Total Performance Fees	1,396,484	717,036	679,448	95%	2,168,528	1,318,092	850,436	65%

Investment Income
Realized	215,710	75,490	140,220	186%	368,736	117,843	250,893	213%
Unrealized	10,809	56,570	(45,761)	-81%	24,309	162,800	(138,491)	-85%

Total Investment Income	226,519	132,060	94,459	72%	393,045	280,643	112,402	40%

Interest and Dividend Revenue	15,340	13,814	1,526	11%	29,409	26,371	3,038	12%
Other	(6)	(1,163)	1,157	99%	863	981	(118)	-12%

Total Revenues	2,257,860	1,440,470	817,390	57%	3,784,528	2,686,943	1,097,585	41%

Expenses
Compensation and Benefits Compensation	500,641	478,981	21,660	5%	985,992	930,411	55,581	6%
Performance Fee Compensation
Realized
Carried Interest	260,301	75,910	184,391	243%	409,699	165,347	244,352	148%
Incentive Fees	18,509	35,014	(16,505)	-47%	42,144	45,522	(3,378)	-7%
Unrealized
Carried Interest	114,296	172,824	(58,528)	-34%	155,026	268,296	(113,270)	-42%
Incentive Fees	24,692	3,084	21,608	701%	48,223	47,562	661	1%

Total Compensation and Benefits	918,439	765,813	152,626	20%	1,641,084	1,457,138	183,946	13%
General, Administrative and Other	136,492	117,365	19,127	16%	272,046	226,671	45,375	20%
Interest Expense	29,847	26,956	2,891	11%	54,514	54,018	496	1%
Fund Expenses	5,003	4,628	375	8%	9,988	12,036	(2,048)	-17%

Total Expenses	1,089,781	914,762	175,019	19%	1,977,632	1,749,863	227,769	13%

Other Income
Net Gains from Fund Investment Activities	138,585	40,966	97,619	238%	208,740	108,176	100,564	93%

Income Before Provision for Taxes	1,306,664	566,674	739,990	131%	2,015,636	1,045,256	970,380	93%
Provision for Taxes	83,282	56,082	27,200	49%	137,379	107,075	30,304	28%

Net Income	1,223,382	510,592	712,790	140%	1,878,257	938,181	940,076	100%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,486	22,366	120	1%	68,278	84,682	(16,404)	-19%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	140,061	27,944	112,117	401%	184,022	18,492	165,530	895%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	543,819	249,134	294,685	118%	843,324	456,224	387,100	85%

Net Income Attributable to The Blackstone Group L.P.	$517,016	$211,148	$305,868	145%	$782,633	$378,783	$403,850	107%

N/M Not	meaningful.

Revenues

Total Revenues were $2.3 billion for the three months ended June 30, 2014, an increase of $817.4 million compared to Total Revenues for the three months ended June 30, 2013 of $1.4 billion. The increase in revenues was primarily attributable to increases in Performance Fees, Investment Income and Management and Advisory Fees, Net of $679.4 million, $94.5 million and $40.8 million, respectively.

The increase in Performance Fees was primarily attributable to increases in our Private Equity and Real Estate segments of $527.8 million and $137.6 million, respectively. The increase in our Private Equity segment was principally driven by BCP V, which generated a net return of 9% and crossed the preferred return threshold. The performance of the corporate private equity funds was mainly driven by our public holdings, led by the initial public offering of Michaels Stores and strong appreciation of our already public holdings of Pinnacle Foods, Hilton and Cheniere. Our private portfolio also demonstrated strong performance in the healthcare and energy sectors. The increase in our Real Estate segment was principally due to the increase in the net appreciation of investments from our BREP carry funds. For the three months ended June 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 6.0% driven by appreciation in the private portfolio of 6.7% or $1.9 billion from improving fundamentals and public portfolio appreciation of 4.8% or $1.0 billion. Our BREDS drawdown and real estate hedge funds appreciated 2.9% and 2.6%, respectively.

The increase in Investment Income was primarily due to increases in our Private Equity and Real Estate segments of $49.8 million and $23.0 million, respectively. The increase in our Private Equity segment was principally driven by performance across all our funds, as a result of the strong returns in our public holdings described above as well as from our private investments in the healthcare and energy sectors. The increase in our Real Estate segment was principally due to the year over year net increase in the appreciation of investments across our global Real Estate funds.

The increase in Management and Advisory Fees, Net was due to increases in our Hedge Fund Solutions and Real Estate segments of $22.1 million and $14.0 million, respectively. The increase in our Hedge Fund Solutions segment was principally due to a 22% increase in Fee-Earning Assets Under Management from the prior year. The increase in our Real Estate segment was principally due to fees generated from fundraising within BREP Europe IV and our first Asia fund, partially offset by a decrease due to the expiration of BREP V.

Total Revenues were $3.8 billion for the six months ended June 30, 2014, an increase of $1.1 billion compared to Total Revenues for the six months ended June 30, 2013 of $2.7 billion. The increase in revenues was primarily attributable to increases of $850.4 million in Performance Fees, $131.8 million in Management and Advisory Fees, Net and $112.4 million in Investment Income.

The increase in Performance Fees was primarily attributable to increases in our Private Equity and Real Estate segments of $758.7 million and $120.9 million, respectively. The increase in our Private Equity segment was principally driven by appreciation of all corporate private equity funds during the period, mainly BCP V and BCP VI, which generated respective net returns of 14% and 19% for the six months ended June 30, 2014. BCP V crossed its preferred return threshold and is now fully generating performance fees. The performance of the funds was a result of the strong performance of our private holdings in the healthcare, services and energy sectors as well as appreciation of our public portfolio, including the initial public offering of Michaels Stores. The increase in our Real Estate segment was principally due to an increase in the net appreciation of investments from our BREP carry funds. For the six months ended June 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 9.7% driven by appreciation in the private portfolio from improving fundamentals and public portfolio appreciation. Our BREDS drawdown and real estate hedge funds appreciated 5.4% and 6.1%, respectively.

The increase in Management and Advisory Fees, Net was principally due to increases in our Hedge Fund Solutions, Real Estate and Private Equity segments of $41.7 million, $37.5 million and $33.1 million, respectively. The increase in our Hedge Fund Solutions segment was principally due to a 22% increase in Fee-Earning Assets Under Management from the prior year. The increase in our Real Estate segment was principally due to fees generated from fundraising within BREP Europe IV and our first Asia fund, partially offset by a decrease due to the expiration of BREP V. The increase in our Private Equity segment was principally due to the addition of the Strategic Partners secondary private fund of funds business that closed during 2013 as well as the increase in funds raised for our Tactical Opportunities investment vehicles.

The increase in Investment Income was primarily attributable to increases in our Private Equity and Hedge Fund Solutions segments of $45.4 million and $18.3 million, respectively. The increase in our Private Equity segment was principally due to performance across all our funds, as a result of the strong returns in our public holdings as well as from our private investments in the healthcare, services and energy sectors. The increase in our Hedge Fund Solutions segment was principally due to the year over year increase in the net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $1.1 billion for the three months ended June 30, 2014, an increase of $175.0 million compared to $914.8 million for the three months ended June 30, 2013. The increase was primarily attributable to an increase of $152.6 million in Total Compensation and Benefits, which was comprised of an increase in Performance Fee Compensation of $131.0 million due to the increase in Performance Fees Revenue and an increase of $21.7 million in Compensation due to an increase in headcount to support the growth of the business and overall increase in revenue, on which a portion of compensation is based.

Expenses were $2.0 billion for the six months ended June 30, 2014, an increase of $227.8 million compared to $1.7 billion for the six months ended June 30, 2013. The increase was primarily attributable to increases in Total Compensation and Benefits of $183.9 million and General, Administrative and Other of $45.4 million. The increase in Total Compensation and Benefits was comprised of a $128.4 million increase in Performance Fee Compensation due to the increase in Performance Fees Revenue and a $55.6 million increase in Compensation due to an increase in headcount to support the growth of the business and overall increase in revenue, on which a portion of compensation is based. General, Administrative and Other expenses were $272.0 million for the six months ended June 30, 2014, an increase of $45.4 million, driven primarily by a non-recurring placement fee expense in our Credit segment and overall increases in business development and professional expenses.

Other Income (Loss)

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities is attributable to the consolidated Blackstone Funds which are largely held by third party investors. As such, most of this Other Income (Loss) is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income — Net Gains from Fund Investment Activities was $138.6 million for the three months ended June 30, 2014, an increase of $97.6 million compared to $41.0 million for the three months ended June 30, 2013. The change was principally driven by an increase in the income related to investments in our consolidated CLO vehicles.

Other Income — Net Gains from Fund Investment Activities was $208.7 million for the six months ended June 30, 2014, an increase of $100.6 million compared to $108.2 million for the six months ended June 30, 2013. The change was principally driven by an increase in the income related to investments in our consolidated CLO vehicles.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended June 30, 2014 and 2013 was $83.3 million and $56.1 million, respectively. This resulted in an effective tax rate of 6.4% and 9.9%, respectively, based on our Income Before Provision for Taxes of $1.3 billion and $566.7 million, respectively. The principal factor that contributed to the 3.5% decrease in the effective tax rate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was pre-tax income of $1.1 billion and $429.7 million for three months ended June 30, 2014 and three months ended June 30, 2013, respectively, that was passed through to common unit holders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 2.9% decrease in the effective tax rate between the respective three month periods.

Blackstone’s Provision for Taxes for the six months ended June 30, 2014 and 2013 was $137.4 million and $107.1 million, respectively. This resulted in an effective tax rate of 6.8% and 10.2%, respectively, based on our Income Before Provision for Taxes of $2.0 billion and $1.0 billion, respectively.

The principal factor that contributed to the 3.4% decrease in the effective tax rate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was pre-tax income of $1.7 billion and $773.6 million for the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively, that was passed through to common unit holders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 3.0% decrease in the effective tax rate between the respective six month periods.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities are attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to The Blackstone Group L.P.

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

For the three months ended June 30, 2014 and 2013, the net income before taxes allocated to Blackstone Holdings was 47.9% and 49.5%, respectively. For the six months ended June 30, 2014 and 2013, the net income before taxes allocated to Blackstone Holdings was 48.2% and 49.6%, respectively. The decreases of 1.6% and 1.4%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2014 and 2013. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals	in graph may not add due to rounding.

	Three Months Ended
	June 30, 2014					June 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$41,150,728	$53,490,834	$55,571,357	$53,386,685	$203,599,604	$36,785,770	$42,140,507	$45,585,454	$46,437,616	$170,949,347
Inflows, including Commitments (a)	3,459,413	2,386,903	3,441,992	5,308,628	14,596,936	805,104	2,814,991	2,712,762	4,635,166	10,968,023
Outflows, including Distributions (b)	(601,787)	(67,501)	(1,990,723)	(831,330)	(3,491,341)	—	(104,147)	(1,106,213)	(367,514)	(1,577,874)
Realizations (c)	(1,383,552)	(2,971,203)	(8,704)	(2,085,949)	(6,449,408)	(950,299)	(1,255,384)	(21,889)	(2,550,021)	(4,777,593)

Net Inflows (Outflows)	1,474,074	(651,801)	1,442,565	2,391,349	4,656,187	(145,195)	1,455,460	1,584,660	1,717,631	4,612,556
Market Appreciation (Depreciation) (d)	263,954	(15,058)	1,070,098	338,975	1,657,969	(5,351)	39,526	402,351	340,518	777,044

Balance, End of Period (e)	$42,888,756	$52,823,975	$58,084,020	$56,117,009	$209,913,760	$36,635,224	$43,635,493	$47,572,465	$48,495,765	$176,338,947

Increase (Decrease)	$1,738,028	$(666,859)	$2,512,663	$2,730,324	$6,314,156	$(150,546)	$1,494,986	$1,987,011	$2,058,149	$5,389,600
Increase (Decrease)	4%	-1%	5%	5%	3%	-0%	4%	4%	4%	3%

	Six Months Ended
	June 30, 2014					June 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440
Inflows, including Commitments (a)	3,842,118	5,693,677	5,809,622	9,138,826	24,484,243	1,275,239	3,567,325	3,921,677	8,537,997	17,302,238
Outflows, including Distributions (b)	(944,249)	(158,841)	(2,598,345)	(1,702,132)	(5,403,567)	—	(112,205)	(1,382,621)	(853,979)	(2,348,805)
Realizations (c)	(2,962,624)	(3,543,966)	(196,268)	(3,734,220)	(10,437,078)	(1,670,254)	(1,663,616)	(69,822)	(5,065,477)	(8,469,169)

Net Inflows (Outflows)	(64,755)	1,990,870	3,015,009	3,702,474	8,643,598	(395,015)	1,791,504	2,469,234	2,618,541	6,484,264
Market Appreciation (Depreciation) (d)	352,996	40,302	2,203,174	691,951	3,288,423	(19,928)	(87,350)	1,624,440	457,081	1,974,243

Balance, End of Period (e)	$42,888,756	$52,823,975	$58,084,020	$56,117,009	$209,913,760	$36,635,224	$43,635,493	$47,572,465	$48,495,765	$176,338,947

Increase (Decrease)	$288,241	$2,031,172	$5,218,183	$4,394,425	$11,932,021	$(414,943)	$1,704,154	$4,093,674	$3,075,622	$8,458,507
Increase (Decrease)	1%	4%	10%	8%	6%	-1%	4%	9%	7%	5%

	Three Months Ended
	June 30, 2014					June 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$66,142,945	$81,333,562	$58,262,659	$66,006,417	$271,745,583	$52,491,811	$59,475,215	$48,187,865	$58,055,781	$218,210,672
Inflows, including Commitments (a)	2,736,511	2,477,644	3,307,591	6,015,825	14,537,571	525,205	4,505,181	2,643,905	6,487,480	14,161,771
Outflows, including Distributions (b)	(344,443)	(97,213)	(1,998,947)	(886,908)	(3,327,511)	(24,073)	(521,298)	(1,123,255)	(327,099)	(1,995,725)
Realizations (c)	(4,165,727)	(6,926,958)	(11,125)	(2,277,052)	(13,380,862)	(1,648,070)	(2,243,117)	(28,551)	(2,705,454)	(6,625,192)

Net Inflows (Outflows)	(1,773,659)	(4,546,527)	1,297,519	2,851,865	(2,170,802)	(1,146,938)	1,740,766	1,492,099	3,454,927	5,540,854
Market Appreciation (d)	3,924,876	3,623,953	1,112,581	681,522	9,342,932	1,942,421	2,703,925	448,064	725,805	5,820,215

Balance, End of Period (e)	$68,294,162	$80,410,988	$60,672,759	$69,539,804	$278,917,713	$53,287,294	$63,919,906	$50,128,028	$62,236,513	$229,571,741

Increase (Decrease)	$2,151,217	$(922,574)	$2,410,100	$3,533,387	$7,172,130	$795,483	$4,444,691	$1,940,163	$4,180,732	$11,361,069
Increase (Decrease)	3%	-1%	4%	5%	3%	2%	7%	4%	7%	5%

	Six Months Ended
	June 30, 2014					June 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960
Inflows, including Commitments (a)	4,842,175	4,884,446	5,594,601	9,411,726	24,732,948	1,507,839	6,022,407	3,859,236	11,244,524	22,634,006
Outflows, including Distributions (b)	(512,241)	(677,113)	(2,611,206)	(1,788,580)	(5,589,140)	(409,411)	(577,026)	(1,482,325)	(937,922)	(3,406,684)
Realizations (c)	(8,847,962)	(8,973,223)	(287,013)	(4,548,850)	(22,657,048)	(3,609,309)	(3,265,222)	(91,120)	(5,754,514)	(12,720,165)

Net Inflows (Outflows)	(4,518,028)	(4,765,890)	2,696,382	3,074,296	(3,513,240)	(2,510,881)	2,180,159	2,285,791	4,552,088	6,507,157
Market Appreciation (d)	7,137,159	5,766,090	2,318,914	1,451,160	16,673,323	4,795,202	5,044,102	1,749,732	1,255,588	12,844,624

Balance, End of Period (e)	$68,294,162	$80,410,988	$60,672,759	$69,539,804	$278,917,713	$53,287,294	$63,919,906	$50,128,028	$62,236,513	$229,571,741

Increase	$2,619,131	$1,000,200	$5,015,296	$4,525,456	$13,160,083	$2,284,321	$7,224,261	$4,035,523	$5,807,676	$19,351,781
Increase	4%	1%	9%	7%	5%	4%	13%	9%	10%	9%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of June 30, 2014 included $295.1 million and $349.8 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $209.9 billion at June 30, 2014, an increase of $6.3 billion, or 3%, compared to $203.6 billion at March 31, 2014. The net increase was due to:

•	Inflows of $14.6 billion related to:

•

$5.3 billion in our Credit segment principally related to $1.9 billion raised due to three CLO launches, $1.4 billion of capital raised for our business development companies (“BDCs”) and $786.5 million raised in our Hedge Fund Strategies funds,

•

$3.5 billion in our Private Equity segment primarily due to the commencement of the investment period of Strategic Partners’ sixth secondary fund of funds with $3.1 billion of third party capital, and to a lesser extent, the inclusion of additional fee generating assets for our Tactical Opportunities investment vehicles,

•

$3.4 billion in our Hedge Fund Solutions segment related to $1.3 billion in specialized solutions, $1.1 billion in customized solutions, $561.0 million in commingled products and $463.7 million in individual investor solutions, and

•

$2.4 billion in our Real Estate segment primarily related to $1.0 billion raised for our Asia fund, $1.0 billion raised and/or invested across our BREDS funds and $226.3 million raised for our Core+ funds.

•	Market appreciation of $1.7 billion primarily due to:

•	$1.1 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 1.8% net, and

•	$339.0 million in our Credit segment due to $153.7 million of appreciation in the Hedge Fund Strategies funds and $180.9 million of appreciation in the long-only platform.

Offsetting these increases were:

•	Realizations of $6.4 billion primarily driven by:

•	$3.0 billion in our Real Estate segment primarily from the partial sale of public market holdings (Hilton and Brixmor),

•

$2.1 billion in our Credit segment primarily due to $1.7 billion of capital returned to CLO investors from CLOs that are post their re-investment periods and $337.6 million returned across our significant Mezzanine and Rescue Lending funds, and

•

$1.4 billion in our Private Equity segment primarily from our BCP V fund, including two strategic sales and four partial public market dispositions (Hilton, PBF Energy, SeaWorld Parks & Entertainment (“SeaWorld”) and Nielsen).

•	Outflows of $3.5 billion primarily attributable to:

•	$2.0 billion in our Hedge Fund Solutions segment reflecting seasonally higher activity in the commingled funds,

•	$831.3 million in our Credit segment primarily from our BDCs and commingled funds,

•	$601.8 million in our Private Equity segment due to the end of Strategic Partners V’s investment period.

BAAM had net inflows of $2.7 billion from July 1 through August 1, 2014.

Fee-Earning Assets Under Management were $209.9 billion at June 30, 2014, an increase of $11.9 billion, or 6%, compared to $198.0 billion at December 31, 2013. The net increase was due to:

•	Inflows of $24.5 billion related to:

•

$9.1 billion in our Credit segment principally related to $2.7 billion raised due to four CLO launches, $2.2 billion of capital raised for our BDCs, $1.9 billion raised in our Hedge Fund Strategies funds and $906.2 million deployed in our carry funds,

•

$5.8 billion in our Hedge Fund Solutions segment mainly related to additional closings on the general partner interests vehicle, growth in its co-investment platform and customized products and the launch of BAAM’s second alternative investment-focused mutual fund,

•

$5.7 billion in our Real Estate segment primarily related to $1.3 billion raised for BREP Europe IV, $1.9 billion raised and/or invested across our BREDS funds and $1.2 billion raised for our first Asian fund, and

•

$3.8 billion in our Private Equity segment primarily due to the commencement of the investment period of Strategic Partners’ sixth secondary fund of funds with $3.1 billion of third party capital and the inclusion of additional fee generating assets for our Tactical Opportunities investment vehicles.

•	Market appreciation of $3.3 billion primarily due to:

•	$2.2 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 3.6% net, and

•	$692.0 million in our Credit segment due to appreciation in the Hedge Fund Strategies funds and BDCs.

Offsetting these increases were:

•	Realizations of $10.4 billion primarily driven by:

•

$3.7 billion in our Credit segment primarily due to $2.8 billion of capital returned to CLO investors from CLOs that are post their re-investment periods and $764.8 million returned across our significant Mezzanine and Rescue Lending funds,

•	$3.5 billion in our Real Estate segment primarily from sales of office assets in BREP and the partial sale of public market holdings (Hilton and Brixmor), and

•	$3.0 billion in our Private Equity segment that were primarily from our BCP V fund, including several public market dispositions and strategic sales.

•	Outflows of $5.4 billion primarily attributable to:

•	$2.6 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners,

•	$1.7 billion in our Credit segment primarily from our BDCs and separately managed accounts, and

•	$944.2 million in our Private Equity segment primarily from the end of Strategic Partners V’s investment period.

Weighted Average Fee-Earning Assets Under Management for our Real Estate segment was $53.2 billion for the three months ended June 30, 2014 and $53.8 billion for the six months ended June 30, 2014. Total Segments Weighted Average Fee-Earning Assets Under Management was $209.3 billion for the three months ended June 30, 2014 and $208.5 billion for the six months ended June 30, 2014.

Total Assets Under Management

Total Assets Under Management were $278.9 billion at June 30, 2014, an increase of $7.2 billion, or 3%, compared to $271.7 billion at March 31, 2014. The net increase was due to:

•	Inflows of $14.5 billion related to:

•	$6.0 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•

$3.3 billion in our Hedge Fund Solutions segment, which primarily related to growth in its customized products, an additional close of the general partner interests vehicle with $2.3 billion in total commitments and the launch of BAAM’s second alternative investment-focused mutual fund,

•	$2.7 billion in our Private Equity segment primarily related to $1.7 billion raised for Strategic Partners, and

•	$2.5 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Market appreciation of $9.3 billion due to:

•

$3.9 billion in our Private Equity segment primarily due to strong fund performance, with an 8.4% overall increase in carrying value, driven by public portfolio appreciation of 7.5% and private portfolio appreciation of 10.4%,

•

$3.6 billion in our Real Estate segment due to a carrying value increase of 6.0% driven by appreciation in the private portfolio by 6.7% or $1.9 billion from improving fundamentals, and public portfolio appreciation of 4.8% or $1.0 billion,

•	$1.1 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 1.8% net, and

•

$681.5 million in our Credit segment due to $246.6 million of appreciation in BDCs, $206.0 million of appreciation in the Hedge Fund Strategies funds and $168.7 million of appreciation in the Rescue Lending funds.

Offsetting these increases were:

•	Realizations of $13.4 billion primarily driven by:

•	$6.9 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$4.2 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund, and

•	$2.3 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $3.3 billion primarily attributable to:

•	$2.0 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners, and

•	$886.9 million in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Total Assets Under Management were $278.9 billion at June 30, 2014, an increase of $13.2 billion, or 5%, compared to $265.8 billion at December 31, 2013. The net increase was due to:

•	Inflows of $24.7 billion related to:

•	$9.4 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$5.6 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•

$4.9 billion in our Real Estate segment primarily due to $1.4 billion raised for BREP Europe IV, $1.2 billion for our first Asia fund and $1.4 billion raised and/or invested across our BREDS funds, and

•	$4.8 billion in our Private Equity segment primarily related to $2.5 billion raised for Strategic Partners and $510.0 million for our Tactical Opportunities investment vehicles.

•	Market appreciation of $16.7 billion due to:

•	$7.1 billion in our Private Equity segment primarily due to strong fund performance, with a 15.0% overall increase in carrying value, including 15.3% in BCP V and 23.6% in BCP VI,

•

$5.8 billion in our Real Estate segment due to a carrying value increase in our BREP funds of 9.7% driven by appreciation in the private portfolio (10.6%, $3.2 billion) from improving fundamentals and public portfolio appreciation (8.2%, $1.6 billion),

•	$2.3 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 3.6% net, and

•	$1.5 billion in our Credit segment due to $900.8 million of appreciation in the Hedge Fund Strategies funds and BDCs and $618.6 million of appreciation in carry funds.

Offsetting these increases were:

•	Realizations of $22.7 billion primarily driven by:

•	$9.0 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$8.8 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund, and

•	$4.5 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $5.6 billion primarily attributable to:

•	$2.6 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners, and

•	$1.8 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:	Totals in graph may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
			2014 vs. 2013				2014 vs. 2013
	2013	2014	$	%	2013	2014	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$749,290	1,857,330	1,108,040	148%	1,026,277	3,886,349	2,860,072	279%
Real Estate	2,213,668	3,017,193	803,525	36%	3,389,443	4,709,425	1,319,982	39%
Hedge Fund Solutions	118,323	188,236	69,913	59%	174,172	355,406	181,234	104%
Credit	553,123	363,752	(189,371)	-34%	828,975	943,858	114,883	14%

Total	$3,634,404	$5,426,511	$1,792,107	49%	$5,418,867	$9,895,038	$4,476,171	83%

Limited Partner Capital Invested was $5.4 billion for the three months ended June 30, 2014, an increase of $1.8 billion, or 49%, from $3.6 billion for the three months ended June 30, 2013. Limited Partner Capital Invested was $9.9 billion for the six months ended June 30, 2014, an increase of $4.5 billion, or 83%, compared to $5.4 billion for the six months ended June 30, 2013. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments. Our Private Equity segment deployed more capital during the six months ended June 30, 2014 than in the six months ended June 30, 2013 due to the timing of investment closings. Our Real Estate segment deployed capital at a faster rate during the six months ended June 30,

2014 than during the six months ended June 30, 2013. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed for the six months ended June 30, 2014 was higher compared to the six months ended June 30, 2013 due to greater opportunities to deploy capital.

The following presents the committed undrawn capital available for investment (“dry powder”) as of June 30, 2013 and 2014:

Note:	Totals may not add due to rounding. Amounts are as of June 30, for each of the periods indicated.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of June 30, 2014 and 2013. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	June 30,
	2014	2013
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$383	$500
BCP V Carried Interest	558	—
BCP VI Carried Interest	233	63
BEP Carried Interest	81	67
Tactical Opportunities Carried Interest	19	3
Strategic Partners V Carried Interest	1	—

Total Private Equity (a)	1,275	633

Real Estate
BREP IV Carried Interest	2	—
BREP V Carried Interest	618	552
BREP VI Carried Interest	1,389	740
BREP VII Carried Interest	459	189
BREP International I Carried Interest	2	2
BREP Europe III Carried Interest	144	105
BREP Europe IV Carried Interest	10	—
BREP Asia Carried Interest	9	—
Core+ Carried Interest	1	—
BREDS Carried Interest	18	22
BREDS Incentive Fees	3	7
Asia Platform Incentive Fees	9	18

Total Real Estate (a)	2,664	1,635

Hedge Fund Solutions
Incentive Fees	57	67

Total Hedge Fund Solutions	57	67

Credit
Carried Interest	176	129
Incentive Fees	69	65

Total Credit	245	194

Total Blackstone
Carried Interest	4,103	2,372
Incentive Fees	138	157

Net Accrued Performance Fees	$4,241	$2,529

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of June 30, 2014.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2014:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	247,105	1.2x	—	2,619,040	1.4x	2,866,145	1.3x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	228,665	3,876,222	2.0x	61%	17,565,752	3.1x	21,441,974	2.8x	45%	37%
BCP V (Dec 2005 / Jan 2011)	21,031,850	1,770,128	19,182,132	1.7x	49%	13,722,497	1.6x	32,904,629	1.6x	8%	8%
BCP VI (Jan 2011 / Jan 2017)	15,184,161	8,624,325	8,187,578	1.4x	19%	1,462,362	1.6x	9,649,940	1.5x	44%	19%
BEP (Aug 2011 / Aug 2017)	2,422,838	1,234,987	1,826,488	2.0x	37%	631,832	1.5x	2,458,320	1.8x	45%	52%

Total Corporate Private Equity	53,736,920	12,057,403	33,319,525	1.6x	42%	50,184,728	2.1x	83,504,253	1.9x	20%	16%

Tactical Opportunities	5,415,849	3,315,432	2,403,589	1.1x	5%	171,049	1.1x	2,574,638	1.1x	12%	16%
Strategic Partners	15,450,456	5,145,840	6,436,636	1.8x	N/A	10,305,204	1.3x	16,741,840	1.5x	N/A	14%
Other Funds and Co-Invest (d)	1,201,732	28,302	680,613	0.8x	56%	20,890	1.0x	701,503	0.8x	N/M	N/M

Total Private Equity	$75,804,957	$20,546,977	$42,840,363	1.6x	34%	$60,681,871	1.9x	$103,522,234	1.8x	20%	16%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	2,161	0.1x	—	3,325,133	2.4x	3,327,294	2.4x	22%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,440,888	1.0x	22%	3,092,653	2.4x	4,533,541	1.7x	66%	14%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	7,033,344	1.9x	17%	4,207,071	2.0x	11,240,415	1.9x	21%	10%
BREP VI (Feb 2007 / Aug 2011)	11,058,605	614,439	16,870,917	2.1x	54%	6,791,824	2.2x	23,662,741	2.2x	17%	14%
BREP VII (Aug 2011 / Feb 2017)	13,440,836	4,817,292	13,274,189	1.5x	3%	1,874,236	1.6x	15,148,425	1.5x	38%	28%

Total Global Real Estate Funds	$35,480,022	$5,431,731	$38,621,499	1.8x	29%	$23,495,428	2.2x	$62,116,927	1.9x	26%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€120,660	1.5x	—	€1,238,480	2.2x	€1,359,140	2.1x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	50,821	1,400,316	1.2x	37%	392,885	1.6x	1,793,201	1.3x	10%	3%
BREP Europe III (Jun 2008 / Dec 2013)	3,204,714	496,937	3,681,634	1.5x	9%	905,868	2.5x	4,587,502	1.6x	32%	18%
BREP Europe IV (Sep 2013 / Mar 2019)	5,142,757	3,683,469	1,634,057	1.1x	—	115,159	1.2x	1,749,216	1.1x	104%	15%

Total Euro Real Estate Funds	€10,801,391	€4,231,227	€6,836,667	1.3x	12%	€2,652,392	2.1x	€9,489,059	1.4x	24%	11%

BREP Co-Investment (e)	$5,160,385	$—	$8,049,438	1.9x	70%	$2,052,222	2.0x	$10,101,660	2.0x	14%	17%
BREP Asia (Jun 2013 / Dec 2017)	4,456,988	3,682,829	972,723	1.2x	—	4,400	1.0x	977,123	1.2x	N/A	20%

Total Real Estate	$59,231,111	$14,872,413	$56,839,535	1.7x	31%	$29,057,652	2.2x	$85,897,187	1.8x	25%	17%

Core+	$1,407,622	$233,500	$1,207,991	1.0x	—	$—	N/A	$1,207,991	1.0x	N/A	N/A
BREDS (f)	$6,760,361	$2,492,341	$3,148,411	1.2x	—	$2,828,717	1.3x	$5,977,128	1.2x	15%	12%
Credit (g)
Mezzanine I (Jul 2007 / Jul 2012)	$2,000,000	$139,685	$1,155,248	1.5x	—	$3,606,207	1.6x	$4,761,455	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,566,976	1,960,785	1.2x	—	823,420	1.4x	2,784,205	1.3x	N/A	23%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	492,815	3,527,372	1.5x	—	2,417,157	1.4x	5,944,529	1.5x	N/A	17%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	4,372,715	832,983	1.1x	—	3,795	1.0x	836,778	1.1x	N/A	N/M

Total Credit	$14,498,143	$7,572,191	$7,476,388	1.4x	—	$6,850,579	1.5x	$14,326,967	1.5x

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2014 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest. Net IRRs for BREP Europe IV, BREP Asia and BREDS II are calculated from commencement of their respective investment periods which, being less than one year, are not annualized.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.6x, 1.7x and 1.1x, respectively. Funds presented represent the flagship credit drawdown funds only.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$103,204	$86,621	$16,583	19%	$201,788	$172,867	$28,921	17%
Transaction and Other Fees, Net	27,616	38,348	(10,732)	-28%	70,463	62,801	7,662	12%
Management Fee Offsets	(4,246)	(1,950)	(2,296)	-118%	(5,959)	(2,430)	(3,529)	-145%

Total Management Fees, Net	126,574	123,019	3,555	3%	266,292	233,238	33,054	14%

Performance Fees
Realized
Carried Interest	212,394	3,899	208,495	N/M	332,199	143,791	188,408	131%
Unrealized
Carried Interest	502,210	182,926	319,284	175%	669,275	98,972	570,303	576%

Total Performance Fees	714,604	186,825	527,779	282%	1,001,474	242,763	758,711	313%

Investment Income
Realized	74,812	21,586	53,226	247%	135,347	45,748	89,599	196%
Unrealized	17,662	21,088	(3,426)	-16%	8,629	52,799	(44,170)	-84%

Total Investment Income	92,474	42,674	49,800	117%	143,976	98,547	45,429	46%
Interest and Dividend Revenue	4,666	3,251	1,415	44%	9,894	6,235	3,659	59%
Other	564	366	198	54%	1,428	790	638	81%

Total Revenues	938,882	356,135	582,747	164%	1,423,064	581,573	841,491	145%

Expenses
Compensation and Benefits
Compensation	73,038	63,747	9,291	15%	146,345	123,950	22,395	18%
Performance Fee Compensation
Realized
Carried Interest	112,720	877	111,843	N/M	198,491	17,123	181,368	N/M
Unrealized
Carried Interest	66,194	88,111	(21,917)	-25%	39,046	104,730	(65,684)	-63%

Total Compensation and Benefits	251,952	152,735	99,217	65%	383,882	245,803	138,079	56%
Other Operating Expenses	39,193	32,178	7,015	22%	72,199	61,346	10,853	18%

Total Expenses	291,145	184,913	106,232	57%	456,081	307,149	148,932	48%

Economic Income	$647,737	$171,222	$476,515	278%	$966,983	$274,424	$692,559	252%

N/M Not meaningful.

Revenues

Revenues were $938.9 million for the three months ended June 30, 2014, an increase of $582.7 million compared to $356.1 million for the three months ended June 30, 2013. The increase in revenues was primarily attributable to increases in Performance Fees and Investment Income of $527.8 million and $49.8 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $714.6 million for the three months ended June 30, 2014, an increase of $527.8 million compared to $186.8 million for the three months ended June 30, 2013, driven by BCP V, which generated a net return of 9% and crossed the preferred return threshold. The performance of the corporate private equity funds was mainly driven by our public holdings, led by the initial public offering of Michaels Stores and strong appreciation of our already public holdings of Pinnacle Foods, Hilton and Cheniere. Our private portfolio also demonstrated strong performance from investments in the healthcare and energy sectors. Realized Performance Fees of $212.4 million during the quarter were driven by realizations in several investments including the secondary offerings of Merlin Entertainments, Hilton, PBF Energy, SeaWorld and Nielsen, in addition to the strategic sale of Mivisa.

Investment Income was $92.5 million for the three months ended June 30, 2014, an increase of $49.8 million compared to $42.7 million for the three months ended June 30, 2013, driven by performance across all our funds, as a result of the strong returns in our public holdings described above as well as from our private investments in the healthcare and energy sectors.

Revenues were $1.4 billion for the six months ended June 30, 2014, an increase of $841.5 million compared to $581.6 million for the six months ended June 30, 2013. The increase in revenues was attributable to increases in Performance Fees, Investment Income and Total Management Fees of $758.7 million, $45.4 million and $33.1 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $1.0 billion for the six months ended June 30, 2014, an increase of $758.7 million, compared to $242.8 million for the six months ended June 30, 2013, as all corporate private equity funds appreciated during the period, mainly BCP V and BCP VI, which generated respective net returns of 14% and 19% for the six months ended June 30, 2014. BCP V crossed its preferred return threshold and is now fully generating performance fees. The performance of the funds was a result of the strong performance of our private holdings in the healthcare, services and energy sectors as well as appreciation of our public portfolio, including the initial public offering of Michaels Stores. Realized Performance Fees of $332.2 million during the six months ended June 30, 2014 were driven by realizations in several investments across our energy portfolio including GeoSouthern, Cheniere, PBF Energy and Royal Resources, alongside other strategic and public exits in the remaining private equity portfolio.

Investment Income was $144.0 million for the six months ended June 30, 2014, an increase of $45.4 million, compared to $98.5 million for the six months ended June 30, 2013, driven by performance across all our funds, as a result of the strong returns in our public holdings as well as from our private investments in the healthcare, services and energy sectors.

Total Management Fees were $266.3 million for the six months ended June 30, 2014, an increase of $33.1 million compared to $233.2 million for the six months ended June 30, 2013, primarily driven by an increase in Base Management Fees and Transaction and Other Fees. Base Management Fees were $201.8 million for the six months ended June 30, 2014, an increase of $28.9 million compared to $172.9 million for the six months ended June 30, 2013, primarily due to the addition of the Strategic Partners secondary private fund of funds business that closed during 2013 as well as the increase in funds raised for our Tactical Opportunities investment vehicles. Transaction and Other Fees were $70.5 million for the six months ended June 30, 2014, an increase of $7.7 million compared to $62.8 million for the six months ended June 30, 2013, principally as a result of several new portfolio investments that closed during the six months ended June 30, 2014.

Expenses

Expenses were $291.1 million for the three months ended June 30, 2014, an increase of $106.2 million, compared to $184.9 million for the three months ended June 30, 2013. The increase was attributable to increases of $89.9 million in Performance Fee Compensation, $9.3 million in Compensation and $7.0 million in Other Operating Expenses. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

Compensation increased primarily due to the acquisition of Strategic Partners, which occurred in August 2013. Other Operating Expenses increased mainly due to the acquisition of Strategic Partners and interest expense allocated to the segment.

Expenses were $456.1 million for the six months ended June 30, 2014, an increase of $148.9 million compared to $307.1 million for the six months ended June 30, 2013. The increase was attributable to increases of $115.7 million in Performance Fee Compensation, $22.4 million in Compensation and $10.9 million in Other Operating Expenses. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to the acquisition of Strategic Partners as well as an increase in headcount to support the growth of the business. Other Operating Expenses increased mainly due to the acquisition of Strategic Partners and interest expense allocated to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2014 Inception to Date
	2014		2013 (a)		2014		2013 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	1%	1%	9%	8%	4%	4%	6%	5%	60%	45%	50%	37%
BCP V	11%	9%	5%	5%	17%	14%	17%	16%	11%	8%	9%	8%
BCP VI	10%	8%	5%	3%	25%	19%	10%	5%	62%	44%	31%	19%
BEP	16%	14%	11%	10%	23%	20%	40%	29%	54%	45%	61%	52%
Tactical Opportunities	7%	5%	6%	4%	10%	8%	10%	6%	16%	12%	21%	16%
Strategic Partners	6%	6%	N/A	N/A	10%	10%	N/A	N/A	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.

The corporate private equity funds within the Private Equity segment have three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of June 30, 2014, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$157,869	$137,000	$20,869	15%	$317,205	$275,346	$41,859	15%
Transaction and Other Fees, Net	13,514	19,013	(5,499)	-29%	27,078	28,153	(1,075)	-4%
Management Fee Offsets	(7,702)	(6,312)	(1,390)	-22%	(16,926)	(13,598)	(3,328)	-24%

Total Management Fees, Net	163,681	149,701	13,980	9%	327,357	289,901	37,456	13%

Performance Fees
Realized
Carried Interest	417,826	143,481	274,345	191%	612,484	212,254	400,230	189%
Incentive Fees	6,070	31,102	(25,032)	-80%	6,044	34,194	(28,150)	-82%
Unrealized
Carried Interest	119,461	259,972	(140,511)	-54%	259,698	540,048	(280,350)	-52%
Incentive Fees	(3,483)	(32,279)	28,796	89%	(746)	(29,879)	29,133	98%

Total Performance Fees	539,874	402,276	137,598	34%	877,480	756,617	120,863	16%

Investment Income (Loss)
Realized	122,664	18,577	104,087	560%	154,021	28,111	125,910	448%
Unrealized	(50,437)	30,636	(81,073)	N/M	(45,058)	90,939	(135,997)	N/M

Total Investment Income	72,227	49,213	23,014	47%	108,963	119,050	(10,087)	-8%
Interest and Dividend Revenue	8,009	4,396	3,613	82%	14,119	8,694	5,425	62%
Other	(218)	(274)	56	20%	99	(407)	506	N/M

Total Revenues	783,573	605,312	178,261	29%	1,328,018	1,173,855	154,163	13%

Expenses
Compensation and Benefits
Compensation	85,582	73,792	11,790	16%	165,815	143,251	22,564	16%
Performance Fee Compensation
Realized
Carried Interest	143,442	55,005	88,437	161%	195,275	80,868	114,407	141%
Incentive Fees	3,081	15,733	(12,652)	-80%	3,065	17,457	(14,392)	-82%
Unrealized
Carried Interest	27,339	78,604	(51,265)	-65%	84,324	167,661	(83,337)	-50%
Incentive Fees	(1,783)	(16,329)	14,546	89%	(401)	(15,295)	14,894	97%

Total Compensation and Benefits	257,661	206,805	50,856	25%	448,078	393,942	54,136	14%
Other Operating Expenses	36,542	27,617	8,925	32%	69,649	56,079	13,570	24%

Total Expenses	294,203	234,422	59,781	26%	517,727	450,021	67,706	15%

Economic Income	$489,370	$370,890	$118,480	32%	$810,291	$723,834	$86,457	12%

N/M Not meaningful.

Revenues

Revenues were $783.6 million for the three months ended June 30, 2014, an increase of $178.3 million compared to $605.3 million for the three months ended June 30, 2013. The increase in revenues was primarily attributable to increases of $137.6 million in Performance Fees, $23.0 million in Investment Income and $14.0 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $539.9 million for the three months ended June 30, 2014, an increase of $137.6 million compared to $402.3 million for the three months ended June 30, 2013. Performance Fees increased due to the increase in the net appreciation of investments from our BREP carry funds. For the three months ended June 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 6.0% driven by appreciation in the private portfolio of 6.7% or $1.9 billion from improving fundamentals and public portfolio appreciation of 4.8% or $1.0 billion. Our BREDS drawdown and real estate hedge funds appreciated 2.9% and 2.6%, respectively.

Investment Income was $72.2 million for the three months ended June 30, 2014, an increase of $23.0 million compared to $49.2 million for the three months ended June 30, 2013. The increase in Investment Income was primarily driven by the year over year net increase in the appreciation of investments across our global Real Estate funds.

Total Management Fees were $163.7 million for the three months ended June 30, 2014, an increase of $14.0 million compared to $149.7 million for the three months ended June 30, 2013, primarily attributable to an increase in Base Management Fees and partially offset by a decrease in Transaction and Other Fees. Base Management Fees were $157.9 million for the three months ended June 30, 2014, an increase of $20.9 million compared to $137.0 million for the three months ended June 30, 2013. The increase was primarily due to fees generated from fundraising within BREP Europe IV and our first Asia fund, partially offset by a decrease due to the expiration of BREP V. Transaction and Other Fees were $13.5 million for the three months ended June 30, 2014, a decrease of $5.5 million compared to $19.0 million for the three months ended June 30, 2013. The decrease in Transaction and Other Fees was primarily related to a decrease in the acquisition fees charged on completed transactions.

Revenues were $1.3 billion for the six months ended June 30, 2014, an increase of $154.2 million compared to $1.2 billion for the six months ended June 30, 2013. The increase in revenues was primarily attributable to increases of $120.9 million in Performance Fees and $37.5 million in Total Management Fees, partially offset by a decrease of $10.1 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $877.5 million for the six months ended June 30, 2014, an increase of $120.9 million compared to $756.6 million for the six months ended June 30, 2013. Performance Fees increased due to the increase in the net appreciation of investments from our BREP carry funds. For the six months ended June 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 9.7% driven by improving fundamentals in the private portfolio (10.6%, $3.2 billion) and public portfolio appreciation (8.2%, $1.6 billion). Our BREDS drawdown and real estate hedge funds appreciated 5.4% and 6.1%, respectively.

Total Management Fees were $327.4 million for the six months ended June 30, 2014, an increase of $37.5 million compared to $289.9 million for the six months ended June 30, 2013, primarily attributable to an increase in Base Management Fees. Base Management Fees were $317.2 million for the six months ended June 30, 2014, an increase of $41.9 million compared to $275.3 million for the six months ended June 30, 2013. The increase was primarily due to fees generated from fundraising within BREP Europe IV and our first Asia fund, partially offset by a decrease due to the expiration of BREP V.

Investment Income was $109.0 million for the six months ended June 30, 2014, a decrease of $10.1 million compared to $119.1 million for the six months ended June 30, 2013. The decrease in Investment Income was primarily driven by the year over year net decrease in the appreciation of investments within the BREP VI fund.

Expenses

Expenses were $294.2 million for the three months ended June 30, 2014, an increase of $59.8 million, compared to $234.4 million for the three months ended June 30, 2013. The increase was attributable to increases of $39.1 million in Performance Fee Compensation, $11.8 million in Compensation and $8.9 million in Other Operating Expenses. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in Compensation was due to an increase in headcount to support the growth of the business as well as an increase in Total Management Fees, on which a portion of compensation is based. The increase in Other Operating Expenses was due to an increase in interest expense allocated to the segment as well as increases in business development and professional fees.

Expenses were $517.7 million for the six months ended June 30, 2014, an increase of $67.7 million, compared to $450.0 million for the six months ended June 30, 2013. The increase was attributable to increases of $31.6 million in Performance Fee Compensation, $22.6 million in Compensation and $13.6 million in Other Operating Expenses. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in Compensation was due to an increase in headcount to support the growth of the business as well as an increase in Total Management Fees, on which a portion of compensation is based. The increase in Other Operating Expenses was primarily due to interest expense allocated to the segment as well as increases in business development and professional fees.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2014 Inception to Date
	2014		2013		2014		2013		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	0%	0%	0%	0%	46%	37%	0%	0%	35%	25%	33%	23%
BREP IV	-0%	-0%	9%	7%	4%	3%	12%	9%	98%	66%	24%	14%
BREP V	5%	4%	5%	4%	9%	8%	9%	7%	29%	21%	14%	10%
BREP International II (b)	4%	4%	-1%	-1%	7%	7%	10%	9%	12%	10%	4%	3%
BREP VI	6%	5%	6%	5%	7%	6%	12%	10%	21%	17%	18%	14%
BREP Europe III (b)	7%	5%	5%	4%	12%	9%	11%	8%	44%	32%	30%	18%
BREP VII	8%	6%	9%	7%	15%	11%	20%	14%	55%	38%	40%	28%
BREP Asia	4%	2%	N/A	N/A	10%	6%	N/A	N/A	N/A	N/A	37%	20%
BREP Europe IV (b)	7%	4%	N/A	N/A	15%	8%	N/A	N/A	155%	104%	33%	15%
BREDS	4%	3%	5%	4%	7%	5%	8%	6%	19%	15%	17%	12%
BSSF I	7%	5%	-1%	-1%	8%	6%	5%	3%	N/A	N/A	15%	11%
CMBS	4%	3%	-1%	-1%	7%	5%	3%	2%	N/A	N/A	17%	12%
BREP Co-Investment	7%	7%	5%	5%	12%	11%	13%	12%	16%	14%	19%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

N/M Not meaningful.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2014:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€897	25%	71%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has six funds in their investment period, which were above their respective Carried Interest thresholds as of June 30, 2014: BREP VII, BREP Asia, BREP Europe IV and three funds within BREDS II.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$123,008	$100,113	$22,895	23%	$236,392	$192,904	$43,488	23%
Transaction and Other Fees, Net	126	61	65	107%	219	65	154	237%
Management Fee Offsets	(1,531)	(714)	(817)	-114%	(2,986)	(1,038)	(1,948)	-188%

Total Management Fees, Net	121,603	99,460	22,143	22%	233,625	191,931	41,694	22%

Performance Fees
Realized
Incentive Fees	7,973	13,845	(5,872)	-42%	47,818	27,554	20,264	74%
Unrealized
Incentive Fees	30,556	20,989	9,567	46%	48,641	76,490	(27,849)	-36%

Total Performance Fees	38,529	34,834	3,695	11%	96,459	104,044	(7,585)	-7%

Investment Income (Loss)
Realized	2,394	13,668	(11,274)	-82%	19,214	14,520	4,694	32%
Unrealized	1,057	(12,054)	13,111	N/M	5,488	(8,141)	13,629	N/M

Total Investment Income	3,451	1,614	1,837	114%	24,702	6,379	18,323	287%
Interest and Dividend Revenue	2,340	1,878	462	25%	5,001	3,094	1,907	62%
Other	(203)	(254)	51	20%	(81)	(169)	88	52%

Total Revenues	165,720	137,532	28,188	20%	359,706	305,279	54,427	18%

Expenses
Compensation and Benefits
Compensation	43,341	36,844	6,497	18%	83,912	70,712	13,200	19%
Performance Fee Compensation
Realized
Incentive Fees	2,918	5,116	(2,198)	-43%	16,189	10,138	6,051	60%
Unrealized
Incentive Fees	11,252	7,666	3,586	47%	18,013	27,502	(9,489)	-35%

Total Compensation and Benefits	57,511	49,626	7,885	16%	118,114	108,352	9,762	9%
Other Operating Expenses	25,101	16,535	8,566	52%	44,581	31,694	12,887	41%

Total Expenses	82,612	66,161	16,451	25%	162,695	140,046	22,649	16%

Economic Income	$83,108	$71,371	$11,737	16%	$197,011	$165,233	$31,778	19%

N/M Not meaningful.

Revenues

Revenues were $165.7 million for the three months ended June 30, 2014, an increase of $28.2 million compared to $137.5 million for the three months ended June 30, 2013. The increase in revenues was primarily attributable to an increase of $22.1 million in Total Management Fees.

Total Management Fees were $121.6 million for the three months ended June 30, 2014, an increase of $22.1 million compared to $99.5 million for the three months ended June 30, 2013, primarily due to an increase in Base Management Fees. Base Management Fees were $123.0 million for the three months ended June 30, 2014, an increase of $22.9 million compared to $100.1 million for the three months ended June 30, 2013. This increase was driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year period, which was from net inflows and market appreciation.

Revenues were $359.7 million for the six months ended June 30, 2014, an increase of $54.4 million compared to $305.3 million for the six months ended June 30, 2013. The increase in revenues was primarily attributable to increases of $41.7 million in Total Management Fees and $18.3 million in Investment Income, partially offset by a decrease of $7.6 million in Performance Fees.

Total Management Fees were $233.6 million for the six months ended June 30, 2014, an increase of $41.7 million compared to $191.9 million for the six months ended June 30, 2013, primarily due to an increase in Base Management Fees. Base Management Fees were $236.4 million for the six months ended June 30, 2014, an increase of $43.5 million compared to $192.9 million for the six months ended June 30, 2013. This was driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year period, which was from net inflows and market appreciation.

Investment Income was $24.7 million for the six months ended June 30, 2014, an increase of $18.3 million compared to $6.4 million for the six months ended June 30, 2013. The increase was primarily driven by the year over year increase in the net appreciation of investments of which Blackstone owns a share.

Performance Fees were $96.5 million for the six months ended June 30, 2014, a decrease of $7.6 million compared to $104.0 million for the six months ended June 30, 2013. This was primarily due to lower returns. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 3.6% during the six months ended June 30, 2014 compared to 6.0% during the six months ended June 30, 2013.

Expenses

Expenses were $82.6 million for the three months ended June 30, 2014, an increase of $16.5 million compared to the three months ended June 30, 2013. The increase in expenses was primarily attributable to increases of $8.6 million in Other Operating Expenses and $6.5 million in Compensation. The increase in Other Operating Expenses was due primarily to increases in interest expense allocated to the segment and business development costs. The increase in Compensation was primarily due to an increase in headcount to support the growth of the business and an increase in Total Management Fees, on which a portion of compensation is based.

Expenses were $162.7 million for the six months ended June 30, 2014, an increase of $22.6 million compared to the six months ended June 30, 2013. The increase in expenses was primarily attributable to a $13.2 million increase in Compensation and a $12.9 million increase in Other Operating Expenses. The increase in Compensation was primarily due to an increase in headcount to support the growth of the business and an increase in Total Management Fees, on which a portion of compensation is based. The increase in Other Operating Expenses resulted primarily from increases in interest expense allocated to the segment and business development costs.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of June 30,		As of June 30,
	2013	2014	2013	2014
	(Dollars in Thousands)
BAAM Managed Funds (b)	$25,904,388	$31,286,770	96%	85%

Note: Totals in graph may not add due to rounding.

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at June 30, 2014 the incremental appreciation needed for the 15% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $67.9 million, an increase of $19.2 million, or 40%, compared to $48.7 million at June 30, 2013. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of June 30, 2014, 97% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2014
	2014		2013		2014		2013		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	2%	2%	2%	2%	4%	4%	7%	6%	11%	9%	8%	7%	9%	8%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$112,489	$101,940	$10,549	10%	$218,063	$193,304	$24,759	13%
Transaction and Other Fees, Net	7,064	9,002	(1,938)	-22%	10,408	13,376	(2,968)	-22%
Management Fee Offsets	(6,739)	(1,559)	(5,180)	-332%	(10,991)	(3,131)	(7,860)	-251%

Total Management Fees, Net	112,814	109,383	3,431	3%	217,480	203,549	13,931	7%

Performance Fees
Realized
Carried Interest	11,439	35,908	(24,469)	-68%	30,599	121,413	(90,814)	-75%
Incentive Fees	25,248	29,920	(4,672)	-16%	39,266	37,846	1,420	4%
Unrealized
Carried Interest	39,041	13,808	25,233	183%	62,027	(4,967)	66,994	N/M
Incentive Fees	29,703	15,648	14,055	90%	70,147	65,502	4,645	7%

Total Performance Fees	105,431	95,284	10,147	11%	202,039	219,794	(17,755)	-8%

Investment Income
Realized	2,223	901	1,322	147%	5,294	4,229	1,065	25%
Unrealized	4,521	4,381	140	3%	7,600	5,474	2,126	39%

Total Investment Income	6,744	5,282	1,462	28%	12,894	9,703	3,191	33%
Interest and Dividend Revenue	4,892	4,071	821	20%	10,753	8,618	2,135	25%
Other	11	(1,063)	1,074	N/M	(248)	765	(1,013)	N/M

Total Revenues	229,892	212,957	16,935	8%	442,918	442,429	489	0%

Expenses
Compensation and Benefits
Compensation	51,310	55,941	(4,631)	-8%	102,062	101,462	600	1%
Performance Fee Compensation
Realized
Carried Interest	4,139	20,028	(15,889)	-79%	15,933	67,356	(51,423)	-76%
Incentive Fees	12,510	14,165	(1,655)	-12%	22,890	17,927	4,963	28%
Unrealized
Carried Interest	20,803	6,109	14,694	241%	31,656	(4,095)	35,751	N/M
Incentive Fees	15,223	11,747	3,476	30%	30,611	35,355	(4,744)	-13%

Total Compensation and Benefits	103,985	107,990	(4,005)	-4%	203,152	218,005	(14,853)	-7%
Other Operating Expenses	22,159	22,961	(802)	-3%	54,998	43,923	11,075	25%

Total Expenses	126,144	130,951	(4,807)	-4%	258,150	261,928	(3,778)	-1%

Economic Income	$103,748	$82,006	$21,742	27%	$184,768	$180,501	$4,267	2%

N/M Not meaningful.

Revenues

Revenues were $229.9 million for the three months ended June 30, 2014, an increase of $16.9 million compared to the three months ended June 30, 2013. This change was primarily attributable to a $10.1 million increase in Performance Fees.

Performance Fees were $105.4 million for the three months ended June 30, 2014, an increase of $10.1 million compared to $95.3 million for the three months ended June 30, 2013. This change was primarily attributable to greater performance fees in our BDCs. The net returns of Blackstone’s significant Credit segment funds were 1.4% for the hedge funds, 2.8% for the mezzanine funds and 4.7% for the rescue lending funds for the three months ended June 30, 2014.

Revenues were $442.9 million for the six months ended June 30, 2014 compared to $442.4 million for the six months ended June 30, 2013. While the Total Revenues were nearly unchanged, Total Management Fees increased by $13.9 million and Investment Income increased by $3.2 million, mostly offset by a decrease of $17.8 million in Performance Fees.

Total Management Fees were $217.5 million for the six months ended June 30, 2014, an increase of $13.9 million compared to $203.5 million for the six months ended June 30, 2013. This change was primarily attributable to an increase of $24.8 million in Base Management Fees resulting from the growth in our Fee-Earning Assets Under Management and partially offset by an increase of $7.9 million in Management Fee Offsets.

Performance Fees were $202.0 million for the six months ended June 30, 2014, a decrease of $17.8 million compared to the six months ended June 30, 2013. This change was primarily attributable to a lower rate of appreciation in our funds. The net returns of Blackstone’s significant Credit segment funds were 4.3% for the hedge funds, 6.1% for the mezzanine funds and 8.8% for the rescue lending funds for the six months ended June 30, 2014.

Expenses

Expenses were $126.1 million for the three months ended June 30, 2014, a decrease of $4.8 million compared to $131.0 million for the three months ended June 30, 2013. The decrease in expenses was primarily attributable to a decrease of $4.6 million in Compensation attributable to lower accrual levels.

Expenses were $258.2 million for the six months ended June 30, 2014, a decrease of $3.8 million compared to $261.9 million for the six months ended June 30, 2013. The decrease in expenses was primarily attributable to a decrease of $15.5 million in Performance Fee Compensation, partially offset by an $11.1 million increase in Other Operating Expenses. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was driven by a non-recurring fundraising expense.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2014
	2014		2013		2014		2013		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	2%	1%	7%	5%	6%	4%	13%	10%	17%	12%	15%	11%	20%	15%	13%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2014 Inception to Date
	2014		2013		2014		2013
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	4%	3%	6%	4%	8%	6%	16%	12%	26%	19%
Rescue Lending Funds (c)	5%	5%	5%	4%	11%	9%	11%	9%	24%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds, as applicable, for the significant mezzanine funds. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of June 30, 2014, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$114,914	$120,734	$(5,820)	-5%	$184,877	$187,754	$(2,877)	-2%
Transaction and Other Fees, Net	876	40	836	N/M	938	43	895	N/M

Total Advisory and Transaction Fees	115,790	120,774	(4,984)	-4%	185,815	187,797	(1,982)	-1%

Investment Income (Loss)
Realized	106	(146)	252	N/M	240	88	152	173%
Unrealized	969	(1,518)	2,487	N/M	1,663	(1,877)	3,540	N/M

Total Investment Income (Loss)	1,075	(1,664)	2,739	N/M	1,903	(1,789)	3,692	N/M
Interest and Dividend Revenue	2,187	1,746	441	25%	4,689	3,362	1,327	39%
Other	(160)	61	(221)	N/M	(335)	—	(335)	N/M

Total Revenues	118,892	120,917	(2,025)	-2%	192,072	189,370	2,702	1%

Expenses
Compensation and Benefits
Compensation	69,744	76,153	(6,409)	-8%	131,426	134,079	(2,653)	-2%
Other Operating Expenses	22,116	20,861	1,255	6%	43,458	41,554	1,904	5%

Total Expenses	91,860	97,014	(5,154)	-5%	174,884	175,633	(749)	-0%

Economic Income	$27,032	$23,903	$3,129	13%	$17,188	$13,737	$3,451	25%

N/M Not meaningful.

Revenues

Revenues were $118.9 million for the three months ended June 30, 2014, a decrease of $2.0 million compared to $120.9 million for the three months ended June 30, 2013. The decrease in revenues was driven by a decrease in Restructuring and Reorganization and partially offset by increases in our fund placement business, Blackstone Advisory Partners (“BAP”) and our capital markets business. The decrease in Restructuring and Reorganization was driven by a lower amount of transaction fees recorded relative to the prior year period; however the pipeline for Restructuring and Reorganization remains steady across a diverse group of industries. The increase in fees earned by Blackstone’s fund placement business was due primarily to an increase in the volume and size of the secondary transactions that closed during the period. BAP’s business increased modestly due to a higher number of transactions that closed compared to the prior year period. Our capital markets business increased due to a higher amount of transaction fees recorded relative to the prior year period as the capital markets business participated in a number of debt and equity transactions during the three months ended June 30, 2014.

Revenues were $192.1 million for the six months ended June 30, 2014, an increase of $2.7 million compared to $189.4 million for the six months ended June 30, 2013. The increase in revenues was driven primarily by increases in our BAP, fund placement and capital markets businesses, partially offset by a decrease in Restructuring and Reorganization. During the six months ended June 30, 2014, the BAP business experienced an increase in revenues primarily driven by an increase in the number of transactions that closed compared to the prior year period. The increase in fees earned by Blackstone’s fund placement business was due primarily to an increase in the volume and size of the secondary transactions that closed during the period and partially offset by a decrease in the number of private equity transactions that closed during the period. Blackstone’s capital markets business participated in a number of debt and equity transactions compared to the prior year period. The decrease in Restructuring and Reorganization was primarily driven by a lower amount of transaction fees recorded relative to the prior year period.

Expenses

Expenses were $91.9 million for the three months ended June 30, 2014, a decrease of $5.2 million compared to $97.0 million for the three months ended June 30, 2013, primarily due to a decrease in Compensation. Compensation decreased $6.4 million compared to $76.2 million for the three months ended June 30, 2013, principally due to an overall decrease in total fee revenue across the segment.

Expenses were $174.9 million for the six months ended June 30, 2014, relatively flat compared to the six months ended June 30, 2013.

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

Total assets were $30.1 billion as of June 30, 2014, an increase of $380.7 million from December 31, 2013. The increase in total assets was primarily attributable to a $391.1 million increase in Cash and Cash Equivalents driven by the proceeds from the $500 million bond offering during the second quarter of 2014. The $215.0 million increase in Cash Held by Blackstone Funds and Other is due to the fluctuation of cash balances held by the consolidated Blackstone funds. These increases were partially offset by decreases of $142.8 million in Due from Affiliates and $118.3 million in Reverse Repurchase Agreements. The decrease in Due from Affiliates was primarily due to a decrease in redemptions receivable from investments redeemed in our non-consolidated BAAM funds. The decrease in Reverse Repurchase Agreements is driven by repositioning within the Treasury Management Strategies portfolio at June 30, 2014 compared to December 31, 2013.

Total liabilities were $14.2 billion as of June 30, 2014, a decrease of $1.1 billion from December 31, 2013. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $1.5 billion resulting from the deconsolidation of certain CLO vehicles and loan repayments and partially offset by an increase in Accounts Payable, Accrued Expenses and Other Liabilities of $518.5 million due to an increase in payables relating to unsettled purchases.

For the three months ended June 30, 2014, we had Total Fee Related Revenues of $669.2 million and related expenses of $468.1 million, generating Fee Related Earnings of $201.1 million and Distributable Earnings of $770.8 million. For the six months ended June 30, 2014, we had Total Fee Related Revenues of $1.3 billion and related expenses of $914.4 million, generating Fee Related Earnings of $375.9 million and Distributable Earnings of $1.3 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our issuances of senior notes. On May 29, 2014, Blackstone Holdings Finance Co. L.L.C., an indirect subsidiary of Blackstone, amended its revolving credit facility to, among other things, extend the maturity date of the credit facility from July 13, 2017 to May 29, 2019. As of June 30, 2014, we had $1.2 billion in cash and cash equivalents, $1.3 billion invested in Blackstone’s Treasury Cash Management Strategies, $141.4 million invested in liquid Blackstone Funds, $2.7 billion invested in illiquid Blackstone Funds and $247.0 million invested in other investments, against $2.1 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Income Attributable to The Blackstone Group L.P.	**$ 517,016**	**$ 211,148**	**$ 782,633**	**$ 378,783**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	543,819	249,134	843,324	456,224
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	140,061	27,944	184,022	18,492
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	22,486	22,366	68,278	84,682
Net Income	**$ 1,223,382**	**$ 510,592**	**$ 1,878,257**	**$ 938,181**
Provision for Taxes	83,282	56,082	137,379	107,075
Income Before Provision for Taxes	**$ 1,306,664**	**$ 566,674**	**$ 2,015,636**	**$ 1,045,256**
IPO and Acquisition-Related Charges[(a)]	178,568	178,706	355,592	365,668
Amortization of Intangibles[(b)]	28,310	24,322	57,313	49,979
(Income) Associated with Non-Controlling Interests of Consolidated Entities[(c)]	(162,547)	(50,310)	(252,300)	(103,174)
Economic Income	**$ 1,350,995**	**$ 719,392**	**$ 2,176,241**	**$ 1,357,729**
Taxes[(d)]	(25,032)	(16,152)	(36,344)	(26,183)
Economic Net Income	**$ 1,325,963**	**$ 703,240**	**$ 2,139,897**	**$ 1,331,546**
Taxes[(d)]	25,032	16,152	36,344	26,183
Performance Fee Adjustment[(e)]	(1,398,438)	(719,219)	(2,177,452)	(1,323,218)
Investment (Income) Adjustment[(f)]	(175,971)	(97,119)	(292,438)	(231,890)
Investment Income (Loss) - Blackstone's Treasury Cash Management Strategies[(g)]	6,684	(21,452)	14,494	(23,181)
Performance Fee Compensation and Benefits Adjustment[(h)]	417,838	286,832	655,092	526,727
Fee Related Earnings	**$ 201,108**	**$ 168,434**	**$ 375,937**	**$ 306,167**
Realized Performance Fees[(i)]	402,140	147,231	616,567	366,183
Realized Investment Income[(j)]	202,199	54,586	314,116	92,696
Adjustment Related to Realized Investment (Income) Loss - Blackstone's Treasury Cash Management Strategies[(k)]	(1,059)	1,469	(2,403)	(2,351)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(l)]	(44,841)	(44,220)	(75,895)	(56,368)
Equity-Based Compensation[(m)]	11,250	10,985	27,587	23,070
Distributable Earnings	**$ 770,797**	**$ 338,485**	**$ 1,255,909**	**$ 729,397**
Interest Expense	34,082	25,960	64,480	52,029
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(l)]	44,841	44,220	75,895	56,368
Depreciation and Amortization	7,170	9,116	17,543	17,759
Adjusted EBITDA	**$ 856,890**	**$ 417,781**	**$ 1,413,827**	**$ 855,553**

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income – Realized.
(k)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2014 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$433,068	$250,000	$150,430
BCP V	629,356	70,745	—	—
BEP	50,000	26,299	—	—
Tactical Opportunities	106,931	62,031	23,628	8,741
Strategic Partners	122,809	115,661	18,000	16,854
Other (b)	204,575	9,554	—	—
Real Estate
BREP VII	300,000	104,634	100,000	34,878
BREP VI	750,000	41,177	150,000	13,726
BREP Europe III	100,000	14,652	35,000	4,844
BREP Europe IV	100,000	55,863	33,333	18,621
BREP Asia	50,000	37,537	16,667	12,512
BREDS II	50,000	28,881	16,667	9,627
CT Opportunity Partners I	25,000	22,912	—	—
Other (b)	108,015	13,693	—	—
Hedge Fund Solutions
Strategic Alliance II	50,000	12,796	—	—
Strategic Alliance	50,000	2,033	—	—
BAAM Strategic Holdings LP	50,000	44,659	—	—
Other (b)	300	200	—	—
Credit
Capital Opportunities Fund II L.P.	120,000	87,751	110,011	80,447
GSO Capital Solutions II	125,000	122,353	94,555	92,553
Blackstone/GSO Capital Solutions	50,000	9,670	27,666	5,351
Blackstone Credit Liquidity Partners	32,244	1,612	—	—
BMezz II	17,692	3,085	—	—
Other (b)	60,039	42,319	2,909	2,064
Other
Treasury	130,008	109,270	—	—

Total	$4,001,687	$1,472,455	$878,436	$450,648

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

Blackstone, through indirect subsidiaries, has a $1.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of May 29, 2019. Borrowings may also be made in U.K. sterling, euros, Swiss francs or Japanese yen, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2014, no units were repurchased. As of June 30, 2014, the amount remaining under this program available for repurchases was $335.8 million.

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

With respect to fiscal year 2014, we have paid to common unitholders a distribution of $0.55 in respect of the second quarter, aggregating $0.90 per common unit in respect of the six months ended June 30, 2014. With respect to fiscal year 2013, we paid aggregate common unitholder distributions of $1.34 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements (a)	Securities Sold, Not Yet Purchased (a)
	(Dollars in Millions)
Balance, June 30, 2014	$30.7	$41.8	$130.8
Balance, December 31, 2013	$149.0	$316.3	$76.2
Six Months Ended June 30, 2014
Average Daily Balance	$89.1	$155.8	$142.7
Maximum Daily Balance	$197.0	$375.0	$296.4

(a)	The balances presented as of June 30, 2014 include the consolidation of certain Blackstone Funds that occurred on March 31, 2014.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2014 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	July 1, 2014 to December 31, 2014	2015–2016	2017–2018	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$37,660	$135,023	$115,287	$553,937	$841,907
Purchase Obligations	10,484	12,518	574	—	23,576
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	2,135,000	2,135,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	60,944	243,762	243,762	1,160,092	1,708,560
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	6,544	315,000	7,352,078	7,673,622
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	38,747	154,775	146,879	228,208	568,609
Blackstone Funds Capital Commitments to Investee Funds (f)	45,209	—	—	—	45,209
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	154,080	191,455	904,831	1,250,366
Unrecognized Tax Benefits, Including Interest and Penalties (h)	223	510	—	—	733
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,472,455	—	—	—	1,472,455

Consolidated Contractual Obligations	1,665,722	707,212	1,012,957	12,334,146	15,720,037
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	(6,544)	(315,000)	(7,352,078)	(7,673,622)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(38,747)	(154,775)	(146,879)	(228,208)	(568,609)
Blackstone Funds Capital Commitments to Investee Funds (f)	(45,209)	—	—	—	(45,209)

Blackstone Operating Entities Contractual Obligations	$1,581,766	$545,893	$551,078	$4,753,860	$7,432,597

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2014, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2014, at spreads to market rates pursuant to the financing agreements, and range from 0.30% to 10.78%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $0.3 million and interest and penalties of $0.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $18.9 million and interest of $5.8 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2014.

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

As of June 30, 2014, the total clawback obligations were $4.1 million, of which $1.5 million related to Blackstone Holdings and $2.6 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.50% of committed capital or invested capital during the investment period,

•	0.50% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.30% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.75% to 2.00% of invested capital or net operating income.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

The carrying value of goodwill was $1.8 billion as of June 30, 2014 and December 31, 2013. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of June 30, 2014 and December 31, 2013, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of June 30, 2014 and December 31, 2013 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2014 and June 30, 2013, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2014	2013
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	30%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2014 and June 30, 2013, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$80,238	$1,219,254	$282,859	$57,356	$914,955	$277,635

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2014
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$45,832,364	65%
Real Estate	$62,887,167	66%
Hedge Fund Solutions	$59,608,776	64%
Credit	$38,298,488	42%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2014 and June 30, 2013, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$20,316	$246,445	$39,329	$11,672	$145,321	$33,721

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2014 and June 30, 2013, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2014	2013
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$65	$210

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

	June 30,
	2014			2013
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$12,483	(a)	$10,581	$25,099	(a)	$4,695

(a)	As of June 30, 2014 and 2013, this represents 0.5% and 1.2% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2014	2013
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$28,904	$26,277

(a)	As of June 30, 2014 and 2013, this represents 1.2% and 1.2% of the Treasury Liquidity Portfolio, respectively.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. On July 28, 2014, Blackstone entered into a settlement agreement to resolve all of plaintiffs’ claims without any admission of wrongdoing. On August 7, 2014, plaintiffs filed a motion for preliminary approval of the settlement agreement, which is expected to be heard in early September 2014. The settlement agreement provides for a settlement payment to the class that was substantially covered by insurance and did not have a material effect on our financial condition or results of operations. The settlement agreement is subject to final approval by the court.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2014, no units were repurchased. As of June 30, 2014, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 7, 2014).

4.2	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.1 hereto).

10.1	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on June 4, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 8, 2014

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)