Form 10-Q
period 2014-09-30
Blackstone Group L.P.
filed 2014-11-06
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 31, 2014 was 520,453,987. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 31, 2014 was 69,083,468.

SIGNATURES	134

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our real estate funds which invest with a more modest risk profile and lower leverage as Core+. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds which are managed by Blackstone.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2014	December 31, 2013
Assets
Cash and Cash Equivalents	$943,519	$831,998
Cash Held by Blackstone Funds and Other	1,517,951	1,045,882
Investments (including assets pledged of $141,151 and $316,564 at September 30, 2014 and December 31, 2013, respectively)	22,121,153	21,729,523
Accounts Receivable	936,548	888,356
Reverse Repurchase Agreements	93,538	148,984
Due from Affiliates	1,047,473	1,192,044
Intangible Assets, Net	483,839	560,748
Goodwill	1,787,392	1,787,392
Other Assets	360,936	284,472
Deferred Tax Assets	1,221,507	1,209,207

Total Assets	$30,513,856	$29,678,606

Liabilities and Partners’ Capital
Loans Payable	$7,814,377	$10,466,504
Due to Affiliates	1,327,231	1,436,859
Accrued Compensation and Benefits	2,621,595	2,132,939
Securities Sold, Not Yet Purchased	188,363	76,195
Repurchase Agreements	122,349	316,352
Accounts Payable, Accrued Expenses and Other Liabilities	2,048,754	872,086

Total Liabilities	14,122,669	15,300,935

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	2,443,479	1,950,442

Partners’ Capital
Partners’ Capital (common units: 591,756,937 issued and outstanding as of September 30, 2014; 572,592,279 issued and outstanding as of December 31, 2013)	6,588,059	6,002,592
Appropriated Partners’ Capital	124,078	300,708
Accumulated Other Comprehensive Income (Loss)	(9,407)	3,466
Non-Controlling Interests in Consolidated Entities	3,158,183	2,464,047
Non-Controlling Interests in Blackstone Holdings	4,086,795	3,656,416

Total Partners’ Capital	13,947,708	12,427,229

Total Liabilities and Partners’ Capital	$30,513,856	$29,678,606

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

	September 30, 2014	December 31, 2013
Assets
Cash Held by Blackstone Funds and Other	$1,086,854	$618,881
Investments	7,398,785	9,700,804
Accounts Receivable	398,563	231,052
Due from Affiliates	16,081	27,022
Other Assets	29,214	29,755

Total Assets	$8,929,497	$10,607,514

Liabilities
Loans Payable	$5,662,158	$8,802,155
Due to Affiliates	10,201	143,444
Accounts Payable, Accrued Expenses and Other	1,482,626	284,818

Total Liabilities	$7,154,985	$9,230,417

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Management and Advisory Fees, Net	$640,949	$531,095	$1,833,632	$1,591,951

Performance Fees
Realized
Carried Interest	638,676	182,654	1,613,958	660,112
Incentive Fees	35,445	30,884	118,743	130,729
Unrealized
Carried Interest	222,105	290,052	1,213,181	924,105
Incentive Fees	(6,163)	37,713	112,709	144,449

Total Performance Fees	890,063	541,303	3,058,591	1,859,395

Investment Income
Realized	91,142	19,507	459,878	137,350
Unrealized	38,445	100,341	62,754	263,141

Total Investment Income	129,587	119,848	522,632	400,491

Interest and Dividend Revenue	18,107	19,892	47,516	46,263
Other	720	4,707	1,583	5,688

Total Revenues	1,679,426	1,216,845	5,463,954	3,903,788

Expenses
Compensation and Benefits
Compensation	525,093	465,631	1,511,085	1,396,042
Performance Fee Compensation
Realized
Carried Interest	186,003	60,369	595,702	225,716
Incentive Fees	19,029	14,599	61,173	60,121
Unrealized
Carried Interest	164,132	82,341	319,158	350,637
Incentive Fees	(9,002)	11,084	39,221	58,646

Total Compensation and Benefits	885,255	634,024	2,526,339	2,091,162
General, Administrative and Other	128,015	119,435	400,061	346,106
Interest Expense	31,615	26,268	86,129	80,286
Fund Expenses	10,253	6,678	20,241	18,714

Total Expenses	1,055,138	786,405	3,032,770	2,536,268

Other Income
Net Gains from Fund Investment Activities	8,682	87,952	217,422	196,128

Income Before Provision for Taxes	632,970	518,392	2,648,606	1,563,648
Provision for Taxes	79,108	57,477	216,487	164,552

Net Income	553,862	460,915	2,432,119	1,399,096
Net Income (Loss) Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	(23,328)	51,188	44,950	135,870
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	55,491	30,231	239,513	48,723
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	271,194	208,332	1,114,518	664,556

Net Income Attributable to The Blackstone Group L.P.	$250,505	$171,164	$1,033,138	$549,947

Distributions Declared Per Common Unit	$0.55	$0.23	$1.48	$0.95

Net Income Per Common Unit
Common Units, Basic	$0.41	$0.29	$1.70	$0.94

Common Units, Diluted	$0.41	$0.29	$1.69	$0.93

Weighted-Average Common Units Outstanding
Common Units, Basic	611,684,213	589,643,844	606,671,289	585,296,526

Common Units, Diluted	614,978,870	592,920,795	610,221,301	588,488,068

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$107,615	$48,906	$262,990	$169,029

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$553,862	$460,915	$2,432,119	$1,399,096
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(21,663)	6,420	(23,393)	4,488

Comprehensive Income	532,199	467,335	2,408,726	1,403,584
Less
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(23,328)	51,188	44,950	135,870
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	48,984	36,171	228,993	53,747
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	271,194	208,332	1,114,518	664,556

Comprehensive Income Attributable to The Blackstone Group L.P.	$235,349	$171,644	$1,020,265	$549,411

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	323,158	—	323,158	30,922
Net Income	—	1,033,138	—	—	239,513	1,114,518	2,387,169	44,950
Allocation of Losses of Consolidated CLO Entities	—	—	(92,020)	—	92,020	—	—	—
Currency Translation Adjustment	—	—	—	(12,873)	(10,520)	—	(23,393)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(10,520)	—	10,520	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	611	—	—	—	—	611	—
Capital Contributions	—	—	—	—	400,602	—	400,602	769,548
Capital Distributions	—	(881,651)	—	—	(357,610)	(898,716)	(2,137,977)	(352,383)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(3,465)	—	(3,465)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	19,310	—	—	—	—	19,310	—
Equity-Based Compensation	—	333,656	—	—	—	307,474	641,130	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(82,488)	—	(82)	—	(82,570)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,353,748	(33,076)	—	—	—	(783)	(33,859)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	21,371	—	—	—	—	21,371	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	3,168	—	—	—	(3,168)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	12,810,910	88,946	—	—	—	(88,946)	—	—

Balance at September 30, 2014	591,756,937	$6,588,059	$124,078	$(9,407)	$3,158,183	$4,086,795	$13,947,708	$2,443,479

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

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net Income	$2,432,119	$1,399,096
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(434,899)	(452,478)
Net Realized Gains on Investments	(2,241,242)	(1,017,481)
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	12,765	(253,445)
Non-Cash Performance Fees	(936,097)	(588,894)
Non-Cash Performance Fee Compensation	1,015,254	695,120
Equity-Based Compensation Expense	584,353	572,134
Excess Tax Benefits Related to Equity-Based Compensation	(19,320)	—
Amortization of Intangibles	76,909	69,275
Other Non-Cash Amounts Included in Net Income	125,602	148,748
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(108,284)	292,510
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(470,523)	(136,524)
Accounts Receivable	100,161	(95,491)
Reverse Repurchase Agreements	55,446	152,041
Due from Affiliates	263,731	182,372
Other Assets	(96,815)	(4,624)
Accrued Compensation and Benefits	(428,574)	(165,771)
Securities Sold, Not Yet Purchased	(38,793)	(119,741)
Accounts Payable, Accrued Expenses and Other Liabilities	(72,861)	(231,459)
Repurchase Agreements	(233,029)	(73,761)
Due to Affiliates	11,403	(46,836)
Treasury Cash Management Strategies
Investments Purchased	(2,700,900)	(3,263,154)
Cash Proceeds from Sale of Investments	2,211,242	3,630,030
Blackstone Funds Related
Investments Purchased	(5,236,260)	(6,815,776)
Cash Proceeds from Sale or Pay Down of Investments	8,196,265	8,856,814

Net Cash Provided by Operating Activities	2,067,653	2,732,705

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(21,386)	(18,574)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(146,117)
Changes in Restricted Cash	5,845	5,765

Net Cash Used in Investing Activities	(15,541)	(158,926)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(656,034)	$(521,894)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,116,670	880,530
Purchase of Interests from Certain Non-Controlling Interest Holders	(6)	(33)
Payments Under Tax Receivable Agreement	(86,733)	—
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(33,858)	(20,532)
Excess Tax Benefits Related to Equity-Based Compensation	19,320	—
Proceeds from Loans Payable	491,252	4,087
Repayment and Repurchase of Loans Payable	(8,870)	(4,576)
Distributions to Unitholders	(1,780,367)	(1,192,792)
Blackstone Funds Related
Proceeds from Loans Payable	567,635	8,654
Repayment of Loans Payable	(1,569,528)	(1,547,497)

Net Cash Used in Financing Activities	(1,940,519)	(2,394,053)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(72)	(290)

Net Increase in Cash and Cash Equivalents	111,521	179,436
Cash and Cash Equivalents, Beginning of Period	831,998	709,502

Cash and Cash Equivalents, End of Period	$943,519	$888,938

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$98,931	$109,911

Payments for Income Taxes	$207,536	$60,415

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$50,183	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(53,959)	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$13,533	$(1,145)

Net Assets Related to the Consolidation of CLO Vehicles	$8,398	$—

Net Assets Related to the Consolidation of Certain Fund Entities	$354,080	$—

In-kind Contribution of Capital	$—	$2,323

Notes Issuance Costs	$4,375	$—

Transfer of Interests to Non-Controlling Interest Holders	$(3,465)	$(1,010)

Change in The Blackstone Group L.P.’s Ownership Interest	$3,168	$(1,798)

Net Settlement of Vested Common Units	$64,295	$60,732

Conversion of Blackstone Holdings Partnership Units to Common Units	$88,946	$34,242

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(88,479)	$(113,040)

Due to Affiliates	$69,169	$24,908

Partners’ Capital	$19,310	$88,132

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner is presumed to have control. Although the Partnership has a non-controlling interest in Blackstone Holdings, the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the presumption of control by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

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

In August 2014, the FASB issued amended guidance on the measurement of financial assets and financial liabilities of a consolidated collateralized financing entity. Under the amended guidance, a reporting entity that consolidates a collateralized financing entity may elect to measure the financial assets and the financial liabilities using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. When this measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interest in the collateralized financing entity, including (a) changes in the fair value of the beneficial interests retained by the reporting entity and (b) beneficial interests that represent compensation for services. When this measurement alternative is not elected, the amendments clarify that the fair value of financial assets and financial liabilities should be measured in accordance with existing fair value guidance and any

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

difference in the fair value of financial assets and financial liabilities should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of the annual period. The guidance is expected to impact the measurement of the financial assets or financial liabilities of Blackstone’s consolidated collateralized loan obligation vehicles and have a material impact on the recognition of appropriated partners’ capital. However, the impact on net income attributable to The Blackstone Group L.P. is not expected to be material.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2014	December 31, 2013
Finite-Lived Intangible Assets/Contractual Rights	$1,464,017	$1,594,128
Accumulated Amortization	(980,178)	(1,033,380)

Intangible Assets, Net	$483,839	$560,748

Amortization expense associated with Blackstone’s intangible assets was $25.1 million and $76.9 million for the three and nine month periods ended September 30, 2014, respectively, and $24.8 million and $69.3 million for the three and nine month periods ended September 30, 2013, respectively.

Amortization of Intangible Assets held at September 30, 2014 is expected to be $102.2 million, $95.9 million, $85.6 million, $46.5 million and $46.5 million for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively. Blackstone’s intangible assets as of September 30, 2014 are expected to amortize over a weighted-average period of 7.0 years.

4.	INVESTMENTS

Investments consists of the following:

	September 30, 2014	December 31, 2013
Investments of Consolidated Blackstone Funds	$10,733,353	$12,521,248
Equity Method Investments	3,433,312	3,309,879
Blackstone’s Treasury Cash Management Strategies	1,693,373	1,104,800
Performance Fees	6,122,738	4,674,792
Other Investments	138,377	118,804

	$22,121,153	$21,729,523

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $671.9 million and $487.8 million at September 30, 2014 and December 31, 2013, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income—Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized Gains (Losses)	$32,427	$(2,932)	$66,366	$95,403
Net Change in Unrealized Gains (Losses)	(71,525)	46,872	(30,406)	(36,855)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(39,098)	43,940	35,960	58,548
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	47,780	44,012	181,462	137,580

Other Income — Net Gains from Fund Investment Activities	$8,682	$87,952	$217,422	$196,128

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended September 30, 2014 and 2013, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $97.1 million and $71.3 million for the three months ended September 30, 2014 and 2013, respectively. The Partnership recognized net gains related to its equity method investments of $330.1 million and $282.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized Gains (Losses)	$2,142	$(6,587)	$6,307	$(4,030)
Net Change in Unrealized Gains (Losses)	(14,541)	10,126	1,551	(9,041)

	$(12,399)	$3,539	$7,858	$(13,071)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2013	$971,860	$3,268,606	$9,468	$424,858	$4,674,792
Performance Fees Allocated as a Result of Changes in Fund Fair Values	1,222,677	1,435,215	40,181	237,877	2,935,950
Foreign Exchange Loss	—	(22,975)	—	—	(22,975)
Fund Distributions	(416,492)	(836,664)	(18,443)	(193,430)	(1,465,029)

Performance Fees, September 30, 2014	$1,778,045	$3,844,182	$31,206	$469,305	$6,122,738

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized Gains (Losses)	$(460)	$(168)	$5,152	$13,938
Net Change in Unrealized Gains (Losses)	239	1,331	(6,252)	(11,170)

	$(221)	$1,163	$(1,100)	$2,768

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2014 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$185,841	$1,415	(a	)	(a	)
Credit Driven	336,773	—	(b	)	(b	)
Event Driven	187,665	—	(c	)	(c	)
Equity	360,613	—	(d	)	(d	)
Commodities	55,909	—	(e	)	(e	)
Private Equity	85,364	—	(f	)	(f	)

	$1,212,165	$1,415

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 79% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 16% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

may lapse cannot be estimated. The remaining 5% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side pocket 10% of Blackstone’s investments in this category.
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

	September 30, 2014				December 31, 2013
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	$455,766	$1,254	$956,729	$1,993	$1,994,276	$8,521	$1,083,140	$2,676
Foreign Currency Contracts	269,367	5,200	328,481	831	166,066	1,480	163,787	1,015
Total Return Swaps	—	—	—	—	326,929	342	—	—
Credit Default Swaps	—	—	66,500	1,835	—	—	10,000	591
Investments of Consolidated Blackstone Funds Foreign Currency Contracts	199,902	11,921	263,240	22,620	396,569	30,830	239,037	10,018
Interest Rate Contracts	23,645	2,772	—	—	62,193	3,726	—	—
Credit Default Swaps	—	—	110,688	5,179	—	—	—	—

Total	$948,680	$21,147	$1,725,638	$32,458	$2,946,033	$44,899	$1,495,964	$14,300

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$2,482	$359	$1,079	$(596)
Foreign Currency Contracts	4,327	11,847	1,346	8,084
Credit Default Swaps	763	92	2,045	(81)

Total	$7,572	$12,298	$4,470	$7,407

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(111)	$(2,512)	$(4,384)	$(12,005)
Foreign Currency Contracts	(5,253)	(11,553)	(27,197)	1,083
Credit Default Swaps	(1,060)	211	3,738	(89)

Total	$(6,424)	$(13,854)	$(27,843)	$(11,011)

As of September 30, 2014 and December 31, 2013, the Partnership had not designated any derivatives as cash flow hedges or hedges of net investments in foreign operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2014	December 31, 2013
Assets
Loans and Receivables	$69,794	$137,788
Equity and Preferred Securities	83,404	88,568
Assets of Consolidated CLO Vehicles
Corporate Loans	5,870,633	8,466,889
Corporate Bonds	196,703	161,382
Other	49,456	41,061

	$6,269,990	$8,895,688

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$5,322,648	$8,302,572
Subordinated Notes	360,272	610,435

	$5,682,920	$8,913,007

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2014		2013
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$(897)
Equity and Preferred Securities	(468)	(5,870)	(622)	1,206
Assets of Consolidated CLO Vehicles
Corporate Loans	384	(41,569)	(14,533)	90,412
Corporate Bonds	174	(4,069)	156	1,262
Other	7,620	(1,032)	280	(4,075)

	$7,710	$(52,540)	$(14,719)	$87,908

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(1,822)	$(38,651)	$(2,833)	$(127,864)
Subordinated Notes	—	22,731	—	19,158

	$(1,822)	$(15,920)	$(2,833)	$(108,706)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30,
	2014		2013
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$43	$(1,101)
Equity and Preferred Securities	(1,791)	44	(2,020)	1,487
Assets of Consolidated CLO Vehicles
Corporate Loans	(64,251)	7,388	28,541	125,284
Corporate Bonds	(2,012)	(375)	3,809	(4,596)
Other	20,914	18,523	1,706	(2,963)

	$(47,140)	$25,580	$32,079	$118,111

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(5,914)	$(134,289)	$(2,833)	$(419,817)
Subordinated Notes	—	78,345	—	97,167

	$(5,914)	$(55,944)	$(2,833)	$(322,650)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2014
		For Financial Assets Past Due (a)		For Financial Assets with Non-Accrual Status
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(1,102)	$—	$—	$—	$(1,703)
Assets of Consolidated CLO Vehicles
Corporate Loans	(166,803)	3,004	(21,245)	—	—
Corporate Bonds	(596)	—	—	—	—

	$(168,501)	$3,004	$(21,245)	$—	$(1,703)

	December 31, 2013
		For Financial Assets Past Due (a)		For Financial Assets with Non-Accrual Status
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(533)	$—	$—	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(281,254)	57,837	(176,379)	—	—
Corporate Bonds	(1,789)	—	—	—	—

	$(283,576)	$57,837	$(176,379)	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of December 31, 2013, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of September 30, 2014 and December 31, 2013, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2014
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$1,091,151	$1,091,151
Equity Securities	94,774	91,948	179,807	366,529
Partnership and LLC Interests	—	222,488	1,265,940	1,488,428
Debt Instruments	1,614	1,531,371	122,775	1,655,760
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,332,759	537,874	5,870,633
Corporate Bonds	—	196,703	—	196,703
Freestanding Derivatives — Foreign Currency Contracts	—	11,921	—	11,921
Freestanding Derivatives — Interest Rate Contracts	—	2,772	—	2,772
Other	14	23,356	26,086	49,456

Total Investments of Consolidated Blackstone Funds	96,402	7,413,318	3,223,633	10,733,353
Blackstone’s Treasury Cash Management Strategies	338,131	1,274,175	81,067	1,693,373
Money Market Funds	256,415	—	—	256,415
Freestanding Derivatives
Interest Rate Contracts	394	860	—	1,254
Foreign Currency Contracts	—	5,200	—	5,200
Loans and Receivables	—	—	69,794	69,794
Other Investments	17,044	7,199	114,134	138,377

	$708,386	$8,700,752	$3,488,628	$12,897,766

Liabilities
Liabilities of Consolidated Blackstone Funds (a)
Freestanding Derivatives — Credit Default Swaps	$—	$5,179	$—	$5,179
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	—	—	5,322,648	5,322,648
Subordinated Notes	—	—	360,272	360,272
Freestanding Derivatives — Foreign Currency Contracts	—	22,620	—	22,620

Total Liabilities of Consolidated Blackstone Funds	—	27,799	5,682,920	5,710,719
Freestanding Derivatives
Interest Rate Contracts	1,184	809	—	1,993
Foreign Currency Contracts	—	831	—	831
Credit Default Swaps	—	1,835	—	1,835
Securities Sold, Not Yet Purchased	—	188,363	—	188,363

	$1,184	$219,637	$5,682,920	$5,903,741

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Transfers from Level I into Level II (a)	$—	$—	$—	$31
Transfers from Level II into Level I (b)	$—	$41,155	$67,327	$1,308

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$1,091,151	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	89,259	Discounted Cash Flows	Discount Rate	7.1% - 25.2%	12.2%
			Revenue CAGR	1.9% - 27.6%	6.6%
			Exit Multiple - EBITDA	5.0x - 17.0x	8.0x
			Exit Multiple - P/E	9.5x - 15.0x	10.7x
	85,955	Transaction Price	N/A	N/A	N/A
	162	Market Comparable Companies	EBITDA Multiple	6.5x - 7.3x	6.7x
	48	Third Party Pricing	N/A	N/A	N/A
	4,383	Other	N/A	N/A	N/A

Partnership and LLC Interests	504,092	Discounted Cash Flows	Discount Rate	5.0% - 21.5%	9.0%
			Revenue CAGR	-18.8% - 22.4%	6.1%
			Exit Multiple - EBITDA	0.0x - 23.3x	10.3x
			Exit Capitalization Rate	4.0% - 13.5%	7.4%
	740,513	Transaction Price	N/A	N/A	N/A
	12,967	Third Party Pricing	N/A	N/A	N/A
	8,368	Other	N/A	N/A	N/A

Debt Instruments	18,627	Discounted Cash Flows	Discount Rate	9.0% - 23.0%	17.6%
			Revenue CAGR	5.3% - 6.5%	5.3%
			Exit Multiple - EBITDA	5.7x - 10.4x	10.2x
			Exit Capitalization Rate	1.0% - 7.5%	6.6%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	103,959	Third Party Pricing	N/A	N/A	N/A
	189	Market Comparable Companies	EBITDA Multiple	6.3x - 7.8x	6.3x

Assets of Consolidated CLO Vehicles	275,167	Third Party Pricing	N/A	N/A	N/A
	284,848	Market Comparable Companies	EBITDA Multiple	3.5x - 15.0x	6.9x
	3,945	Discounted Cash Flows	Discount Rate	8.5%	N/A

Total Investments of Consolidated Blackstone Funds	3,223,633

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies
	$26,031	Discounted Cash Flows	Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	5.9% - 9.3%	6.8%
	44,087	Third Party Pricing	N/A	N/A	N/A
	981	Transaction Price	N/A	N/A	N/A
	9,968	NAV as Fair Value	N/A	N/A	N/A

Loans and Receivables	69,794	Discounted Cash Flows	Discount Rate	8.8% - 12.9%	10.8%

Other Investments	12,986	Transaction Price	N/A	N/A	N/A
	98,293	Discounted Cash Flows	Discount Rate	1.4% - 12.5%	3.0%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	2,855	NAV as Fair Value	N/A	N/A	N/A

Total	$3,488,628

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$5,682,920	Discounted Cash Flows	Default Rate	2.0% - 3.0%	2.1%

			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.8% - 26.7%	2.5%
			Reinvestment Rate	LIBOR + 400 bps	N/A

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2014				2013
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,245,040	$42,725	$180,657	$3,468,422	$2,890,319	$107,731	$47,914	$3,045,964
Transfer Out Due to Deconsolidation	(64,634)	—	—	(64,634)	(96)	—	—	(96)
Transfer In to Level III (b)	161,332	—	20,452	181,784	226,144	—	8,868	235,012
Transfer Out of Level III (b)	(212,108)	—	(9,913)	(222,021)	(270,059)	—	(3,180)	(273,239)
Purchases	303,044	69,255	19,914	392,213	349,209	127,370	23,225	499,804
Sales	(201,346)	(42,261)	(7,102)	(250,709)	(154,446)	(138,937)	(15,038)	(308,421)
Settlements	—	(526)	(123)	(649)	—	2,293	(253)	2,040
Realized Gains (Losses), Net	21,344	—	5	21,349	13,861	—	(157)	13,704
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	(29,039)	601	(8,689)	(37,127)	67,127	(380)	(56)	66,691

Balance, End of Period	$3,223,633	$69,794	$195,201	$3,488,628	$3,122,059	$98,077	$61,323	$3,281,459

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2014				2013
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,358,752	$137,788	$58,598	$3,555,138	$3,017,699	$30,663	$28,104	$3,076,466
Transfer In Due to Consolidation and Acquisition (a)	276,806	—	—	276,806	—	—	11,960	11,960
Transfer Out Due to Deconsolidation	(335,357)	—	—	(335,357)	(152,823)	—	—	(152,823)
Transfer In to Level III (b)	273,934	—	28,424	302,358	684,621	—	8,868	693,489
Transfer Out of Level III (b)	(315,067)	—	(20,657)	(335,724)	(377,527)	—	(4,894)	(382,421)
Purchases	561,043	162,899	153,344	877,286	673,179	233,890	129,259	1,036,328
Sales	(700,970)	(230,324)	(15,340)	(946,634)	(959,115)	(168,399)	(110,767)	(1,238,281)
Settlements	—	(1,170)	(424)	(1,594)	—	2,312	(1,822)	490
Realized Gains (Losses), Net	10,344	—	(544)	9,800	(4,913)	43	14,472	9,602
Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	94,148	601	(8,200)	86,549	240,938	(432)	(13,857)	226,649

Balance, End of Period	$3,223,633	$69,794	$195,201	$3,488,628	$3,122,059	$98,077	$61,323	$3,281,459

	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2014			2013
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,407,838	$474,757	$6,882,595	$9,189,948	$618,682	$9,808,630
Transfer In Due to Consolidation and Acquisition (a)	495,610	29,828	525,438	—	—	—
Transfer Out to Deconsolidation	(778,461)	(104,049)	(882,510)	—	—	—
Issuances	—	—	—	1,503	922	2,425
Settlements	(570,785)	—	(570,785)	(787,918)	(180)	(788,098)
Realized Losses, Net	1,822	—	1,822	2,833	—	2,833
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	(233,376)	(40,264)	(273,640)	235,141	(14,044)	221,097

Balance, End of Period	$5,322,648	$360,272	$5,682,920	$8,641,507	$605,380	$9,246,887

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2014			2013
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$8,302,572	$610,435	$8,913,007	$10,695,136	$846,471	$11,541,607
Transfer In Due to Consolidation and Acquisition (a)	967,629	116,009	1,083,638	—	—	—
Transfer Out Due to Deconsolidation	(2,231,853)	(277,301)	(2,509,154)	(1,100,842)	(150,925)	(1,251,767)
Issuances	32,197	10,000	42,197	2,558	1,697	4,255
Settlements	(1,569,416)	(110)	(1,569,526)	(1,492,295)	(526)	(1,492,821)
Realized Losses, Net	5,914	—	5,914	2,833	—	2,833
Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	(184,395)	(98,761)	(283,156)	534,117	(91,337)	442,780

Balance, End of Period	$5,322,648	$360,272	$5,682,920	$8,641,507	$605,380	$9,246,887

(a)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

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

	September 30, 2014	December 31, 2013
Investments	$947,054	$758,304
Accounts Receivable	103,041	166,908
Due from Affiliates	49,090	86,246

Total VIE Assets	1,099,185	1,011,458
Due to Affiliates	113	397
Accounts Payable, Accrued Expenses and Other Liabilities	—	2
Potential Clawback Obligation	150,287	63,290

Maximum Exposure to Loss	$1,249,585	$1,075,147

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2014, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $93.0 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $93.0 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $140.2 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of September 30, 2014:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Received
Assets
Freestanding Derivatives	$6,454	$1,236	$540	$4,678
Reverse Repurchase Agreements	93,538	92,968	—	570

Total	$99,992	$94,204	$540	$5,248

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
Liabilities
Freestanding Derivatives	$9,838	$1,236	$8,571	$31
Repurchase Agreements	122,349	121,880	469	—

Total	$132,187	$123,116	$9,040	$31

The following tables present the offsetting of assets and liabilities as of December 31, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Received
Assets
Freestanding Derivatives	$10,343	$3,025	$582	$6,736
Reverse Repurchase Agreements	148,984	148,394	—	590

Total	$159,327	$151,419	$582	$7,326

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
Liabilities
Freestanding Derivatives	$4,282	$3,025	$1,257	$—
Repurchase Agreements	316,352	316,352	—	—

Total	$320,634	$319,377	$1,257	$—

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30, 2014	December 31, 2013
Furniture, Equipment and Leasehold Improvements, Net	$133,999	$137,088
Prepaid Expenses	142,560	61,226
Other Assets	77,923	75,815
Freestanding Derivatives	6,454	10,343

	$360,936	$284,472

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Notional Pooling Arrangement

Blackstone has entered into a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2014, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.2 billion, which was fully offset with an accompanying overdraft.

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

On May 29, 2014, the Issuer entered into an amendment to the $1.1 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment, among other things, extended the maturity date of the Credit Facility from July 13, 2017 to May 29, 2019. As of September 30, 2014, Blackstone had no outstanding borrowings under the Credit Facility.

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Condensed Consolidated Statements of Financial Condition, were:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$627,081	$694,688	$632,823	$684,860
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,667	$464,680	$398,543	$447,120
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,651	$433,280	$393,202	$415,760
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,832	$307,725	$239,738	$278,550
Blackstone Issued 5.000%, $500 Million Par, Notes Due 6/15/2044	$492,988	$518,300	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2014				December 31, 2013
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$5,460,411	1.03%		3.5	$8,605,553	1.09%		4.1
Subordinated Notes	734,206	(a	)	N/A	1,221,068	(a	)	N/A

	$6,194,617				$9,826,621

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2014			December 31, 2013
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$5,322,648	$4,500	$4,367	$8,302,572	$14,500	$13,732
Subordinated Notes	$360,272	$40,059	$23,218	$610,435	$224,444	$110,197

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2014 and December 31, 2013, the fair value of the consolidated CLO assets was $7.5 billion and $9.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of September 30, 2014 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2014	$—	$—	$—
2015	—	6,823	6,823
2016	—	—	—
2017	—	—	—
After 2018	2,135,000	6,194,617	8,329,617

Total	$2,135,000	$6,201,440	$8,336,440

13.	INCOME TAXES

Blackstone’s effective tax rate was 12.5% and 11.1% for the three months ended September 30, 2014 and 2013, respectively, and 8.2% and 10.5% for the nine months ended September 30, 2014 and 2013, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s income tax provision was $79.1 million and $57.5 million for the three months ended September 30, 2014 and 2013, respectively, and $216.5 million and $164.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Blackstone’s effective tax rate for the three and nine months ended September 30, 2014 and 2013 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and nine months ended September 30, 2014 and September 30, 2013 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income Attributable to The Blackstone Group L.P.	$250,505	$171,164	$1,033,138	$549,947

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	611,684,213	589,643,844	606,671,289	585,296,526

Basic Net Income Per Common Unit	$0.41	$0.29	$1.70	$0.94

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	611,684,213	589,643,844	606,671,289	585,296,526
Weighted-Average Unvested Deferred Restricted Common Units	3,294,657	3,276,951	3,550,012	3,191,542

Weighted-Average Diluted Common Units Outstanding	614,978,870	592,920,795	610,221,301	588,488,068

Diluted Net Income Per Common Unit	$0.41	$0.29	$1.69	$0.93

The following table summarizes the anti-dilutive securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-Average Blackstone Holdings Partnership Units	539,856,777	551,916,623	544,426,162	554,857,282

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

During the nine months ended September 30, 2014 and 2013, no units were repurchased. As of September 30, 2014, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and nine months ended September 30, 2014, the Partnership recorded compensation expense of $202.8 million and $584.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $6.3 million and $19.9 million, respectively. For the three and nine months ended September 30, 2013, the Partnership recorded compensation expense of $193.6 million and $572.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $4.3 million and $16.0 million, respectively. As of September 30, 2014, there was $788.4 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,157,195,487 as of September 30, 2014. Total outstanding unvested phantom units were 74,414 as of September 30, 2014.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2014 and of changes during the period January 1, 2014 through September 30, 2014 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	48,057,816	$26.64	20,004,139	$15.57	147,169	$12.00
Granted	4,395,112	33.29	2,071,243	30.90	461	28.05
Vested	(17,547,906)	29.76	(3,449,305)	18.64	(72,646)	11.82
Forfeited	(324,557)	19.63	(517,227)	13.73	(570)	33.41
Cancelled	(1,068,250)	31.00	—	—	—	—

Balance, September 30, 2014	33,512,215	$25.81	18,108,850	$16.80	74,414	$12.27

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2014, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	31,290,689	1.7
Deferred Restricted Blackstone Common Units	15,465,322	1.9

Total Equity-Based Awards	46,756,011	1.8

Phantom Units	76,412	0.04

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $105.5 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	September 30, 2014	December 31, 2013
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$3,556	$1,561
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	188,392	151,493
Amounts Due from Portfolio Companies and Funds	271,994	307,926
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	33,788	259,787
Management and Performance Fees Due from Non-Consolidated Funds	349,814	325,389
Payments Made on Behalf of Non-Consolidated Entities	176,656	133,790
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	23,273	12,098

	$1,047,473	$1,192,044

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2014	December 31, 2013
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,220,417	$1,235,168
Accrual for Potential Repayment of Previously Received Performance Fees	4,001	4,270
Due to Note Holders of Consolidated CLO Vehicles	27,585	123,929
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	13,122	11,293
Payable to Affiliates for Consolidated Funds	23,123	29,803
Distributions Received on Behalf of Blackstone Entities	24,975	22,815
Payments Made by Non-Consolidated Entities	14,008	9,581

	$1,327,231	$1,436,859

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2014 and December 31, 2013, such investments aggregated $1.1 billion and $1.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $40.0 million and $43.9 million for the three months ended September 30, 2014 and 2013, respectively, and $135.7 million and $144.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $107.6 million and $48.9 million for the three months ended September 30, 2014 and 2013, respectively. Management and Advisory Fees, Net earned from affiliates totaled $263.0 million and $169.0 million for the nine months ended September 30, 2014 and 2013, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.1 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

liquidated based on the fair value of their underlying investments as of September 30, 2014. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

In addition, on occasion, certain of Blackstone’s executive officers and their families may make use of an aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Any such personal use of Blackstone assets is charged to the executive officer based on market rates and usage. Personal use of Blackstone resources is also reimbursed to Blackstone at market rates.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $388.1 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of September 30, 2014 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $52.5 million as of September 30, 2014 which includes $35.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $2.6 million as of September 30, 2014.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone Funds. The amount guaranteed as of September 30, 2014 was $84.8 million.

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

The following table presents the clawback obligations by segment:

	September 30, 2014			December 31, 2013
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$—	$—	$—	$(5)	$151	$146
Real Estate	445	1,440	1,885	1,501	518	2,019
Credit	—	2,116	2,116	1,213	892	2,105

Total	$445	$3,556	$4,001	$2,709	$1,561	$4,270

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2014, $480.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$108,236	$155,089	$121,484	$120,684	$—	$505,493
Advisory Fees	—	—	—	—	84,131	84,131
Transaction and Other Fees, Net	48,996	38,312	161	3,025	391	90,885
Management Fee Offsets	(5,837)	(8,977)	(1,099)	(6,850)	—	(22,763)

Total Management and Advisory Fees, Net	151,395	184,424	120,546	116,859	84,522	657,746

Performance Fees
Realized
Carried Interest	124,913	349,237	—	164,602	—	638,752
Incentive Fees	—	1,159	6,683	28,998	—	36,840
Unrealized
Carried Interest	96,455	187,175	—	(61,604)	—	222,026
Incentive Fees	—	(374)	25,473	(31,630)	—	(6,531)

Total Performance Fees	221,368	537,197	32,156	100,366	—	891,087

Investment Income (Loss)
Realized	20,421	49,173	2,693	3,040	505	75,832
Unrealized	(12,754)	14,492	(1,168)	4,892	(528)	4,934

Total Investment Income (Loss)	7,667	63,665	1,525	7,932	(23)	80,766
Interest and Dividend Revenue	5,346	7,135	2,724	5,968	2,412	23,585
Other	2,150	976	740	(3,619)	472	719

Total Revenues	387,926	793,397	157,691	227,506	87,383	1,653,903

Expenses
Compensation and Benefits
Compensation	79,007	90,586	41,940	54,877	58,016	324,426
Performance Fee Compensation
Realized
Carried Interest	30,944	64,187	—	90,872	—	186,003
Incentive Fees	—	592	2,312	16,125	—	19,029
Unrealized
Carried Interest	93,434	108,789	—	(38,091)	—	164,132
Incentive Fees	—	(123)	8,778	(17,657)	—	(9,002)

Total Compensation and Benefits	203,385	264,031	53,030	106,126	58,016	684,588
Other Operating Expenses	34,109	36,138	20,480	20,860	19,853	131,440

Total Expenses	237,494	300,169	73,510	126,986	77,869	816,028

Economic Income	$150,432	$493,228	$84,181	$100,520	$9,514	$837,875

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,653,903	$25,523	(a)	$1,679,426	$1,225,786	$(8,941	)(a)	$1,216,845
Expenses	$816,028	$239,110	(b)	$1,055,138	$570,763	$215,642	(b)	$786,405
Other Income	$—	$8,682	(c)	$8,682	$—	$87,952	(c)	$87,952
Economic Income	$837,875	$(204,905	)(d)	$632,970	$655,023	$(136,631	)(d)	$518,392

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30,
	2014	2013
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(25,613)	$6,321
Fund Expenses Added in Consolidation	7,649	7,679
Non-Controlling Interests in Income of Consolidated Entities	32,163	81,419
Transaction-Related Other Income	(5,517)	(7,467)

Total Consolidation Adjustments and Reconciling Items	$8,682	$87,952

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2014	2013
Economic Income	$837,875	$655,023

Adjustments
Amortization of Intangibles	(27,828)	(27,525)
IPO and Acquisition-Related Charges	(209,240)	(190,525)
Non-Controlling Interests in Income of Consolidated Entities	32,163	81,419

Total Consolidation Adjustments and Reconciling Items	(204,905)	(136,631)

Income Before Provision for Taxes	$632,970	$518,392

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments as of and for the nine months ended September 30, 2014 and 2013:

	September 30, 2014 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$310,024	$472,294	$357,876	$338,747	$—	$1,478,941
Advisory Fees	—	—	—	—	269,008	269,008
Transaction and Other Fees, Net	119,459	65,390	380	13,433	1,329	199,991
Management Fee Offsets	(11,796)	(25,903)	(4,085)	(17,841)	—	(59,625)

Total Management and Advisory Fees, Net	417,687	511,781	354,171	334,339	270,337	1,888,315

Performance Fees
Realized
Carried Interest	457,112	961,721	—	195,201	—	1,614,034
Incentive Fees	—	7,203	54,501	68,264	—	129,968
Unrealized
Carried Interest	765,730	446,873	—	423	—	1,213,026
Incentive Fees	—	(1,120)	74,114	38,517	—	111,511

Total Performance Fees	1,222,842	1,414,677	128,615	302,405	—	3,068,539

Investment Income (Loss)
Realized	155,768	203,194	21,907	8,334	745	389,948
Unrealized	(4,125)	(30,566)	4,320	12,492	1,135	(16,744)

Total Investment Income	151,643	172,628	26,227	20,826	1,880	373,204
Interest and Dividend Revenue	15,240	21,254	7,725	16,721	7,101	68,041
Other	3,578	1,075	659	(3,867)	137	1,582

Total Revenues	1,810,990	2,121,415	517,397	670,424	279,455	5,399,681

Expenses
Compensation and Benefits
Compensation	225,352	256,401	125,852	156,939	189,442	953,986
Performance Fee Compensation
Realized
Carried Interest	229,435	259,462	—	106,805	—	595,702
Incentive Fees	—	3,657	18,501	39,015	—	61,173
Unrealized
Carried Interest	132,480	193,113	—	(6,435)	—	319,158
Incentive Fees	—	(524)	26,791	12,954	—	39,221

Total Compensation and Benefits	587,267	712,109	171,144	309,278	189,442	1,969,240
Other Operating Expenses	106,308	105,787	65,061	75,858	63,311	416,325

Total Expenses	693,575	817,896	236,205	385,136	252,753	2,385,565

Economic Income	$1,117,415	$1,303,519	$281,192	$285,288	$26,702	$3,014,116

Segment Assets as of September 30, 2014	$5,656,155	$8,131,003	$1,338,519	$2,736,882	$817,339	$18,679,898

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2014 and 2013:

	September 30, 2014 and the Nine Months Then Ended			Nine Months Ended September 30, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$5,399,681	$64,273 (a)	$5,463,954	$3,918,292	$(14,504)(a)	$3,903,788
Expenses	$2,385,565	$647,205 (b)	$3,032,770	$1,905,540	$630,728 (b)	$2,536,268
Other Income	$—	$217,422 (c)	$217,422	$—	$196,128 (c)	$196,128
Economic Income	$3,014,116	$(365,510)(d)	$2,648,606	$2,012,752	$(449,104)(d)	$1,563,648
Total Assets	$18,679,898	$11,833,958(e)	$30,513,856

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2014	2013
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(64,531)	$11,455
Fund Expenses Added in Consolidation	7,668	21,703
Non-Controlling Interests in Income of Consolidated Entities	284,463	184,593
Transaction-Related Other Income	(10,178)	(21,623)

Total Consolidation Adjustments and Reconciling Items	$217,422	$196,128

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2014	2013
Economic Income	$3,014,116	$2,012,752

Adjustments
Amortization of Intangibles	(85,141)	(77,504)
IPO and Acquisition-Related Charges	(564,832)	(556,193)
Non-Controlling Interests in Income of Consolidated Entities	284,463	184,593

Total Consolidation Adjustments and Reconciling Items	(365,510)	(449,104)

Income Before Provision for Taxes	$2,648,606	$1,563,648

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since September 30, 2014 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$943,519	$—	$—	$943,519
Cash Held by Blackstone Funds and Other	226,080	1,291,871	—	1,517,951
Investments	12,133,991	11,078,729	(1,091,567)	22,121,153
Accounts Receivable	428,252	508,296	—	936,548
Reverse Repurchase Agreements	93,538	—	—	93,538
Due from Affiliates	1,030,854	517,566	(500,947)	1,047,473
Intangible Assets, Net	483,839	—	—	483,839
Goodwill	1,787,392	—	—	1,787,392
Other Assets	330,926	30,010	—	360,936
Deferred Tax Assets	1,221,507	—	—	1,221,507

Total Assets	$18,679,898	$13,426,472	$(1,592,514)	$30,513,856

Liabilities and Partners’ Capital
Loans Payable	$2,152,219	$5,662,158	$—	$7,814,377
Due to Affiliates	1,268,560	936,179	(877,508)	1,327,231
Accrued Compensation and Benefits	2,621,595	—	—	2,621,595
Securities Sold, Not Yet Purchased	92,967	95,396	—	188,363
Repurchase Agreements	79,953	42,396	—	122,349
Accounts Payable, Accrued Expenses and Other Liabilities	466,560	1,582,194	—	2,048,754

Total Liabilities	6,681,854	8,318,323	(877,508)	14,122,669

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,443,479	—	2,443,479

Partners’ Capital
Partners’ Capital	6,588,059	715,006	(715,006)	6,588,059
Appropriated Partners’ Capital	—	124,078	—	124,078
Accumulated Other Comprehensive Income (Loss)	(10,880)	1,473	—	(9,407)
Non-Controlling Interests in Consolidated Entities	1,334,070	1,824,113	—	3,158,183
Non-Controlling Interests in Blackstone Holdings	4,086,795	—	—	4,086,795

Total Partners’ Capital	11,998,044	2,664,670	(715,006)	13,947,708

Total Liabilities and Partners’ Capital	$18,679,898	$13,426,472	$(1,592,514)	$30,513,856

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

Blackstone/GSO Loan Financing Limited*

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

* Consolidated as of September 30, 2014 only.

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

Global equity and debt markets were generally mixed in the third quarter of 2014. The MSCI All Country Index declined 3.5%, although equity indices were quite mixed across regions, as well as both developed and emerging markets. In the U.S., the S&P 500 reached an all-time record high in September amid continued improvement in economic growth and employment data. However, volatility increased and markets declined late in the quarter as global growth concerns, heightened geopolitical risks and uncertainty over central bank monetary policy increasingly weighed on investor sentiment.

Credit indices were lower in the third quarter, with the high yield and leveraged loan index down 1.9% and 0.3%, respectively, and high yield spreads widening by approximately 80 basis points. The U.S. dollar strengthened against most major currencies. Capital markets activity was mixed with debt issuance weaker while equity activity increased compared to the prior year. Mergers and acquisitions activity continued to show strength, rising significantly in the quarter.

Real estate operating fundamentals remain positive, driven by the continued lack of new supply and growth in demand. In the U.S., overall vacancy levels have declined 100 basis points to 14.1% and 20 basis points to 10.3% within the office and retail sectors, respectively compared to the third quarter of 2013. In the U.S. hospitality sector, new construction remains significantly below historical levels and supply/demand fundamentals continue to support RevPAR (“Revenue per Available Room”) growth of 9.2% for the quarter. On a national level, home prices have increased 5.6% over the past twelve months through August 2014.

Significant Transaction

On October 10, 2014, Blackstone announced that its Board of Directors had approved a plan to spin off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combine these businesses with PJT Partners, an independent financial advisory firm founded by Paul J. Taubman. Blackstone’s capital markets business will not be part of the transaction, and will be retained by Blackstone. The parties expect the transaction to close in 2015. The new entity will be an independent, publicly traded company, which will be led by Mr. Taubman as Chairman and Chief Executive Officer. The transaction is intended to be tax-free to Blackstone and Blackstone’s unitholders.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$640,949	$531,095	$109,854	21%	$1,833,632	$1,591,951	$241,681	15%

Performance Fees
Realized
Carried Interest	638,676	182,654	456,022	250%	1,613,958	660,112	953,846	144%
Incentive Fees	35,445	30,884	4,561	15%	118,743	130,729	(11,986)	-9%
Unrealized
Carried Interest	222,105	290,052	(67,947)	-23%	1,213,181	924,105	289,076	31%
Incentive Fees	(6,163)	37,713	(43,876)	N/M	112,709	144,449	(31,740)	-22%

Total Performance Fees	890,063	541,303	348,760	64%	3,058,591	1,859,395	1,199,196	64%

Investment Income
Realized	91,142	19,507	71,635	367%	459,878	137,350	322,528	235%
Unrealized	38,445	100,341	(61,896)	-62%	62,754	263,141	(200,387)	-76%

Total Investment Income	129,587	119,848	9,739	8%	522,632	400,491	122,141	30%

Interest and Dividend Revenue	18,107	19,892	(1,785)	-9%	47,516	46,263	1,253	3%
Other	720	4,707	(3,987)	-85%	1,583	5,688	(4,105)	-72%

Total Revenues	1,679,426	1,216,845	462,581	38%	5,463,954	3,903,788	1,560,166	40%

Expenses
Compensation and Benefits Compensation	525,093	465,631	59,462	13%	1,511,085	1,396,042	115,043	8%
Performance Fee Compensation
Realized
Carried Interest	186,003	60,369	125,634	208%	595,702	225,716	369,986	164%
Incentive Fees	19,029	14,599	4,430	30%	61,173	60,121	1,052	2%
Unrealized
Carried Interest	164,132	82,341	81,791	99%	319,158	350,637	(31,479)	-9%
Incentive Fees	(9,002)	11,084	(20,086)	N/M	39,221	58,646	(19,425)	-33%

Total Compensation and Benefits	885,255	634,024	251,231	40%	2,526,339	2,091,162	435,177	21%
General, Administrative and Other	128,015	119,435	8,580	7%	400,061	346,106	53,955	16%
Interest Expense	31,615	26,268	5,347	20%	86,129	80,286	5,843	7%
Fund Expenses	10,253	6,678	3,575	54%	20,241	18,714	1,527	8%

Total Expenses	1,055,138	786,405	268,733	34%	3,032,770	2,536,268	496,502	20%

Other Income
Net Gains from Fund Investment Activities	8,682	87,952	(79,270)	-90%	217,422	196,128	21,294	11%

Income Before Provision for Taxes	632,970	518,392	114,578	22%	2,648,606	1,563,648	1,084,958	69%
Provision for Taxes	79,108	57,477	21,631	38%	216,487	164,552	51,935	32%

Net Income	553,862	460,915	92,947	20%	2,432,119	1,399,096	1,033,023	74%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(23,328)	51,188	(74,516)	N/M	44,950	135,870	(90,920)	-67%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	55,491	30,231	25,260	84%	239,513	48,723	190,790	392%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	271,194	208,332	62,862	30%	1,114,518	664,556	449,962	68%

Net Income Attributable to The Blackstone Group L.P.	$250,505	$171,164	$79,341	46%	$1,033,138	$549,947	$483,191	88%

N/M Not	meaningful.

Revenues

Total Revenues were $1.7 billion for the three months ended September 30, 2014, an increase of $462.6 million compared to Total Revenues for the three months ended September 30, 2013 of $1.2 billion. The increase in revenues was primarily attributable to increases in Performance Fees and Management and Advisory Fees, Net of $348.8 million and $109.9 million, respectively.

The increase in Performance Fees was primarily attributable to increases in our Private Equity and Real Estate segments. The increase in our Private Equity segment was primarily driven by BCP V and BCP VI, each generating net returns of 4%. These returns were driven mainly by the respective funds’ public holdings, including the completion of initial public offerings in Catalent, Travelport and Vivint’s solar business, and private holdings in the services, retail/consumer and hospitality/leisure sectors. The increase in Performance Fees in our Real Estate segment was primarily due to the increase in the net appreciation of investments from our BREP carry funds. For the three months ended September 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 6.2% driven by appreciation in the private portfolio (7.1%, $2.6 billion) from sustained strong operating fundamentals and public portfolio appreciation (4.3%, $802.2 million).

The increase in Management and Advisory Fees, Net was due to increases in our Private Equity, Real Estate and Hedge Fund Solutions segments. The increase in our Private Equity segment was primarily driven by an increase in Transaction and Other Fees as a result of several new portfolio investments that closed during the three months ended September 30, 2014 and an increase in Base Management Fees, primarily due to Strategic Partners secondary private fund of funds business and the increase in funds raised for our Tactical Opportunities investment vehicles. The increase in our Real Estate segment was principally due to fees generated from fundraising within BREP Europe IV, BREP Asia, Core+ and BREDS, partially offset by the expiration of BREP V and realizations across the portfolio, as well as an increase in one-time arrangement fees on completed transactions. The increase in our Hedge Fund Solutions segment was principally due to a 22% increase in Fee-Earning Assets Under Management from the prior year.

Total Revenues were $5.5 billion for the nine months ended September 30, 2014, an increase of $1.6 billion compared to Total Revenues for the nine months ended September 30, 2013 of $3.9 billion. The increase in revenues was primarily attributable to increases of $1.2 billion in Performance Fees, $241.7 million in Management and Advisory Fees, Net and $122.1 million in Investment Income.

The increase in Performance Fees was primarily attributable to increases in our Private Equity and Real Estate segments. The increase in our Private Equity segment was principally driven mainly by BCP V and BCP VI which generated net returns of 18% and 22%, respectively for the nine months ended September 30, 2014. BCP V crossed its preferred return threshold and is now fully generating performance fees. The performance of the funds was a result of the strong performance of both our public holdings, including the initial public offerings of Michaels Stores, Catalent, Travelport and Vivint’s solar business and private holdings in the services, healthcare and energy sectors. The increase in our Real Estate segment was primarily due to the increase in the net appreciation of investments from our BREP carry funds. For the nine months ended September 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 15.3% driven by sustained strong operating fundamentals in the private portfolio (17.5%, $6.2 billion) and public portfolio appreciation (11.7%, $2.5 billion). Our BREDS drawdown and real estate hedge funds appreciated 5.8% and 6.7%, respectively.

The increase in Management and Advisory Fees, Net was principally due to increases in our Hedge Fund Solutions, Real Estate and Private Equity segments. The increase in our Hedge Fund Solutions segment was principally due to a 22% increase in Fee-Earning Assets Under Management from the prior year. The increase in our Real Estate segment was principally due to fees generated from fundraising within BREP Europe IV, BREP Asia, Core+ and BREDS, partially offset by the expiration of BREP V and realizations across the portfolio. The increase in our Private Equity segment was principally due to the addition of the Strategic Partners secondary private fund of funds business that closed during 2013, the increase in funds raised for our Tactical Opportunities investment vehicles and an increase in Transaction and Other Fees as a result of several new portfolio investments that closed during the nine months ended September 30, 2014.

The increase in Investment Income was primarily attributable to increases in our Private Equity, Hedge Fund Solutions and Credit segments. The increase in our Private Equity segment was principally due to the performance described above. The increase in our Hedge Fund Solutions segment was principally due to the year over year increase in the net appreciation of investments of which Blackstone owns a share. The increase in our Credit segment was principally due to a greater rate of appreciation in our significant drawdown funds and CLOs in which we hold an equity position.

Expenses

Expenses were $1.1 billion for the three months ended September 30, 2014, an increase of $268.7 million compared to $786.4 million for the three months ended September 30, 2013. The increase was primarily attributable to an increase of $251.2 million in Total Compensation and Benefits, which was comprised of an increase in Performance Fee Compensation of $191.8 million due to the increase in Performance Fees Revenue and an increase of $59.5 million in Compensation primarily due to an overall increase in revenue, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business.

Expenses were $3.0 billion for the nine months ended September 30, 2014, an increase of $496.5 million compared to $2.5 billion for the nine months ended September 30, 2013. The increase was primarily attributable to increases in Total Compensation and Benefits of $435.2 million and General, Administrative and Other of $54.0 million. The increase in Total Compensation and Benefits was comprised of a $320.1 million increase in Performance Fee Compensation due to the increase in Performance Fees Revenue and a $115.0 million increase in Compensation primarily due to an overall increase in revenue, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. General, Administrative and Other expenses were $400.1 million for the nine months ended September 30, 2014, an increase of $54.0 million, driven primarily by a non-recurring placement fee expense in our Credit segment and overall increases in occupancy and professional expenses.

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

Other Income — Net Gains from Fund Investment Activities was $8.7 million for the three months ended September 30, 2014, a decrease of $79.3 million compared to $88.0 million for the three months ended September 30, 2013. The change was principally driven by a decrease in our Hedge Fund Solutions and Credit segments offset by an increase in our Real Estate segment.

Other Income — Net Gains from Fund Investment Activities was $217.4 million for the nine months ended September 30, 2014, an increase of $21.3 million compared to $196.1 million for the nine months ended September 30, 2013. The change was principally driven by increases in our Credit and Real Estate segments offset by a decrease in our Hedge Fund Solutions segment.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended September 30, 2014 and 2013 was $79.1 million and $57.5 million, respectively. This resulted in an effective tax rate of 12.5% and 11.1%, respectively, based on our

Income Before Provision for Taxes of $633.0 million and $518.4 million, respectively. Two factors contributed to the 1.4% increase in the effective tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. First, pre-tax book income includes pre-tax income of $476 million and $461 million for three months ended September 30, 2014 and three months ended September 30, 2013, respectively, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 4.8% increase in the effective tax rate between the respective three month periods.

Second, in both the three months ended September 30, 2014 and the three months ended September 30, 2013, book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that were not tax deductible since they represented a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense did not change significantly for the three months ended September 30, 2014 and the three months ended September 30, 2013, the effective tax rates increased by 1.0% and 2.9%, respectively. The change in these amounts resulted in a 1.9% decrease in the effective tax rate between the respective three month periods.

Blackstone’s Provision for Taxes for the nine months ended September 30, 2014 and 2013 was $216.5 million and $164.6 million, respectively. This resulted in an effective tax rate of 8.2% and 10.5%, respectively, based on our Income Before Provision for Taxes of $2.6 billion and $1.6 billion, respectively.

Two factors contributed to the 2.3% decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. First, pre-tax book income includes pre-tax income of $2.1 billion and $1.2 billion for nine months ended September 30, 2014 and nine months ended September 30, 2013, respectively, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 0.7% decrease in the effective tax rate between the respective nine month periods.

Second, in both the nine months ended September 30, 2014 and the nine months ended September 30, 2013, book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that were not tax deductible since they represented a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense did not change significantly in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, the effective tax rates increased by 1.0% and 2.3% in the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. The change in these amounts resulted in a 1.3% decrease in the effective tax rate between the respective nine month periods.

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

For the three months ended September 30, 2014 and 2013, the net income before taxes allocated to Blackstone Holdings was 47.7% and 49.2%, respectively. For the nine months ended September 30, 2014 and 2013, the net income before taxes allocated to Blackstone Holdings was 48.0% and 49.5%, respectively. The decreases of 1.5% and 1.5%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2014 and 2013. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals	in graph may not add due to rounding.

	Three Months Ended
	September 30, 2014					September 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$42,888,756	$52,823,975	$58,084,020	$56,117,009	$209,913,760	$36,635,224	$43,635,493	$47,572,465	$48,495,765	$176,338,947
Inflows, including Commitments (a)	1,740,674	2,381,299	4,304,025	4,811,496	13,237,494	7,806,126	2,645,417	3,010,936	3,406,274	16,868,753
Outflows, including Distributions (b)	(177,153)	(66,881)	(617,630)	(907,268)	(1,768,932)	(154,935)	(984,250)	(703,285)	(702,919)	(2,545,389)
Realizations (c)	(546,051)	(2,438,697)	(104,853)	(2,372,395)	(5,461,996)	(659,713)	(540,819)	(93,498)	(2,381,486)	(3,675,516)

Net Inflows (Outflows)	1,017,470	(124,279)	3,581,542	1,531,833	6,006,566	6,991,478	1,120,348	2,214,153	321,869	10,647,848
Market Appreciation (Depreciation) (d)	(88,485)	(391,521)	371,520	(992,240)	(1,100,726)	18,404	(39,856)	1,043,116	641,358	1,663,022

Balance, End of Period (e)	$43,817,741	$52,308,175	$62,037,082	$56,656,602	$214,819,600	$43,645,106	$44,715,985	$50,829,734	$49,458,992	$188,649,817

Increase (Decrease)	$928,985	$(515,800)	$3,953,062	$539,593	$4,905,840	$7,009,882	$1,080,492	$3,257,269	$963,227	$12,310,870
Increase (Decrease)	2%	-1%	7%	1%	2%	19%	2%	7%	2%	7%

	Nine Months Ended
	September 30, 2014					September 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440
Inflows, including Commitments (a)	5,582,792	8,074,976	10,113,647	13,950,322	37,721,737	9,081,365	6,212,742	6,932,613	11,944,271	34,170,991
Outflows, including Distributions (b)	(1,121,402)	(225,722)	(3,215,975)	(2,609,400)	(7,172,499)	(154,935)	(1,096,455)	(2,085,906)	(1,556,898)	(4,894,194)
Realizations (c)	(3,508,675)	(5,982,663)	(301,121)	(6,106,615)	(15,899,074)	(2,329,967)	(2,204,435)	(163,320)	(7,446,963)	(12,144,685)

Net Inflows	952,715	1,866,591	6,596,551	5,234,307	14,650,164	6,596,463	2,911,852	4,683,387	2,940,410	17,132,112
Market Appreciation (Depreciation) (d)	264,511	(351,219)	2,574,694	(300,289)	2,187,697	(1,524)	(127,206)	2,667,556	1,098,439	3,637,265

Balance, End of Period (e)	$43,817,741	$52,308,175	$62,037,082	$56,656,602	$214,819,600	$43,645,106	$44,715,985	$50,829,734	$49,458,992	$188,649,817

Increase	$1,217,226	$1,515,372	$9,171,245	$4,934,018	$16,837,861	$6,594,939	$2,784,646	$7,350,943	$4,038,849	$20,769,377
Increase	3%	3%	17%	10%	9%	18%	7%	17%	9%	12%

	Three Months Ended
	September 30, 2014					September 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$68,294,162	$80,410,988	$60,672,759	$69,539,804	$278,917,713	$53,287,294	$63,919,906	$50,128,028	$62,236,513	$229,571,741
Inflows, including Commitments (a)	2,669,040	1,718,999	3,877,378	4,831,193	13,096,610	10,450,621	4,030,048	2,780,140	3,397,214	20,658,023
Outflows, including Distributions (b)	(246,522)	(33,866)	(638,142)	(959,005)	(1,877,535)	(177,018)	(98,639)	(711,558)	(792,022)	(1,779,237)
Realizations (c)	(2,365,776)	(4,617,150)	(115,265)	(2,878,482)	(9,976,673)	(2,485,012)	(1,656,685)	(119,938)	(2,598,670)	(6,860,305)

Net Inflows (Outflows)	56,742	(2,932,017)	3,123,971	993,706	1,242,402	7,788,591	2,274,724	1,948,644	6,522	12,018,481
Market Appreciation (Depreciation) (d)	1,539,463	2,709,887	387,133	(381,662)	4,254,821	1,543,928	2,769,825	1,085,502	1,075,411	6,474,666

Balance, End of Period (e)	$69,890,367	$80,188,858	$64,183,863	$70,151,848	$284,414,936	$62,619,813	$68,964,455	$53,162,174	$63,318,446	$248,064,888

Increase (Decrease)	$1,596,205	$(222,130)	$3,511,104	$612,044	$5,497,223	$9,332,519	$5,044,549	$3,034,146	$1,081,933	$18,493,147
Increase (Decrease)	2%	-0%	6%	1%	2%	18%	8%	6%	2%	8%

	Nine Months Ended
	September 30, 2014					September 30, 2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960
Inflows, including Commitments (a)	7,511,215	6,603,445	9,471,979	14,242,919	37,829,558	11,958,460	10,052,455	6,639,376	14,641,738	43,292,029
Outflows, including Distributions (b)	(758,763)	(710,979)	(3,249,348)	(2,747,585)	(7,466,675)	(586,429)	(675,665)	(2,193,883)	(1,729,944)	(5,185,921)
Realizations (c)	(11,213,738)	(13,590,373)	(402,278)	(7,427,332)	(32,633,721)	(6,094,321)	(4,921,907)	(211,058)	(8,353,184)	(19,580,470)

Net Inflows (Outflows)	(4,461,286)	(7,697,907)	5,820,353	4,068,002	(2,270,838)	5,277,710	4,454,883	4,234,435	4,558,610	18,525,638
Market Appreciation (d)	8,676,622	8,475,977	2,706,047	1,069,498	20,928,144	6,339,130	7,813,927	2,835,234	2,330,999	19,319,290

Balance, End of Period (e)	$69,890,367	$80,188,858	$64,183,863	$70,151,848	$284,414,936	$62,619,813	$68,964,455	$53,162,174	$63,318,446	$248,064,888

Increase	$4,215,336	$778,070	$8,526,400	$5,137,500	$18,657,306	$11,616,840	$12,268,810	$7,069,669	$6,889,609	$37,844,928
Increase	6%	1%	15%	8%	7%	23%	22%	15%	12%	18%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of September 30, 2014 included $277.6 million and $359.9 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $214.8 billion at September 30, 2014, an increase of $4.9 billion, or 2%, compared to $209.9 billion at June 30, 2014. The net increase was due to:

•	Inflows of $13.2 billion related to:

•

$4.8 billion in our Credit segment principally related to $1.2 billion raised due to two CLO launches (US fund of $615.6 million and European fund of $543.2 million), $1.0 billion of fee-earning inflows in our Hedge Fund Strategies funds, $961.7 million for our business development companies (“BDCs”), $346.4 million in our Mezzanine Funds and $268.0 million in our Rescue Lending Funds,

•

$4.3 billion in our Hedge Fund Solutions segment primarily related to $1.9 billion in customized solutions, $1.2 billion in commingled products, $668.6 million in specialized solutions and $505.2 million in individual investor solutions,

•	$2.4 billion in our Real Estate segment primarily related to $367.8 million for our Core+ funds, $209.0 million raised for BREP Asia and $1.0 billion raised and/or invested across our BREDS funds, and

•

$1.7 billion in our Private Equity segment primarily due to $1.1 billion of additional capital raised as part of the final close of Strategic Partners’ sixth secondary fund of funds, the execution of a separately managed account for an infrastructure and real estate secondary fund of funds and the inclusion of additional fee generating assets for our Tactical Opportunities investment vehicles.

Offsetting these increases were:

•	Realizations of $5.5 billion primarily driven by:

•	$2.4 billion in our Real Estate segment primarily from the partial realizations in the BREP office portfolio and of Brixmor of $1.1 billion and realizations in our BREDS funds of $772.3 million,

•

$2.4 billion in our Credit segment primarily due to $1.7 billion of capital returned to CLO investors from CLOs that are post their re-investment periods and $438.3 million returned from our Mezzanine Funds and $201.9 million from our Rescue Lending funds, and

•	$546.1 million in our Private Equity segment primarily from dispositions in Strategic Partners, BCP IV and BCP V.

•	Outflows of $1.8 billion primarily attributable to:

•	$907.3 million in our Credit segment primarily from our long-only platform and Hedge Fund Strategies funds, and

•	$617.6 million in our Hedge Fund Solutions segment reflecting liquidity needs of our limited partners primarily in commingled and customized products.

•	Net market depreciation of $1.1 billion primarily attributable to:

•	$992.2 million of market depreciation in our Credit segment primarily due to the impact of foreign exchange rate fluctuations on the conversion to the U.S. dollar of the European CLOs,

•	$391.5 million of market depreciation in our Real Estate segment due to the impact of foreign exchange rate fluctuations, and

•	$371.5 million of market appreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 1.3% net.

BAAM had net inflows of $1.0 billion from October 1 through November 1, 2014.

Fee-Earning Assets Under Management were $214.8 billion at September 30, 2014, an increase of $16.8 billion, or 9%, compared to $198.0 billion at December 31, 2013. The net increase was due to:

•	Inflows of $37.7 billion related to:

•

$14.0 billion in our Credit segment principally related to $3.8 billion raised due to six CLO launches, $3.2 billion of capital raised for our BDCs, an increase of $2.9 billion in our Hedge Fund Strategies funds and $1.5 billion deployed in our carry funds,

•

$10.1 billion in our Hedge Fund Solutions segment mainly related to growth in its customized and commingled products and co-investment platform, additional closings on the general partner interests vehicle, and the launch of BAAM’s second alternative investment-focused mutual fund and first liquid alternative UCITS structure fund,

•

$8.1 billion in our Real Estate segment primarily related to $1.3 billion raised for BREP Europe IV, $3.2 billion raised and/or invested across our BREDS funds and $1.4 billion raised for our first Asia fund, and

•

$5.6 billion in our Private Equity segment primarily due to the commencement of the investment period of Strategic Partners’ sixth secondary fund of funds with $4.2 billion of third party capital and the inclusion of additional fee generating assets for our Tactical Opportunities investment vehicles.

•	Net market appreciation of $2.2 billion primarily due to:

•	$2.6 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 5.5% net.

Offsetting these increases were:

•	Realizations of $15.9 billion primarily driven by:

•

$6.1 billion in our Credit segment primarily due to $4.5 billion of capital returned to CLO investors from CLOs that are post their re-investment periods and $1.6 billion returned across our significant Mezzanine and Rescue Lending funds,

•	$6.0 billion in our Real Estate segment primarily from sales of office assets in BREP and the partial sale of public market holdings (Hilton and Brixmor), and

•	$3.5 billion in our Private Equity segment primarily due to continued disposition activity across the segment.

•	Outflows of $7.2 billion primarily attributable to:

•	$3.2 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners,

•	$2.6 billion in our Credit segment primarily from our long-only platform, and

•	$1.1 billion in our Private Equity segment primarily from the end of Strategic Partners V’s investment period.

Total Assets Under Management

Total Assets Under Management were $284.4 billion at September 30, 2014, an increase of $5.5 billion, or 2%, compared to $278.9 billion at June 30, 2014. The net increase was due to:

•	Inflows of $13.1 billion related to:

•	$4.8 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$3.9 billion in our Hedge Fund Solutions segment, which primarily related to growth in its customized and commingled products and the launch of BAAM’s first liquid alternative UCITS structure fund,

•

$2.7 billion in our Private Equity segment primarily related to additional capital raised for Strategic Partners sixth secondary fund of funds, $521.3 million of recyclable capital from disposition activity, $404.0 million raised for a secondary funds infrastructure and real assets separately managed account and $306.0 million raised for our Tactical Opportunities investment vehicles, and

•	$1.7 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Net market appreciation of $4.3 billion due to:

•

$2.7 billion in our Real Estate segment due to a carrying value increase of 6.2% driven by appreciation in the private portfolio (7.1%, $2.6 billion) from sustained strong operating fundamentals, and public portfolio appreciation (4.3%, $802.2 million), and

•

$1.5 billion in our Private Equity segment primarily due to fund performance, with a 3.7% overall increase in carrying value, driven by private portfolio appreciation of 5.7% mainly in the services and hospitality/leisure sectors.

Offsetting these increases were:

•	Realizations of $10.0 billion primarily driven by:

•	$4.6 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$2.9 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$2.4 billion in our Private Equity segment primarily due to continued disposition activity across the segment.

•	Outflows of $1.9 billion primarily attributable to:

•	$959.0 million in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$638.1 million in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners.

Total Assets Under Management were $284.4 billion at September 30, 2014, an increase of $18.7 billion, or 7%, compared to $265.8 billion at December 31, 2013. The net increase was due to:

•	Inflows of $37.8 billion related to:

•	$14.2 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$9.5 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•

$7.5 billion in our Private Equity segment primarily related to $3.7 billion raised for Strategic Partners sixth secondary fund of funds and additional capital raised for our Tactical Opportunities investment vehicles, and

•	$6.6 billion in our Real Estate segment primarily due to $1.4 billion raised for BREP Europe IV, $1.2 billion for BREP Asia and $1.9 billion raised across our BREDS funds.

•	Market appreciation of $20.9 billion due to:

•	$8.7 billion in our Private Equity segment primarily due to strong fund performance, with an 18.5% overall increase in carrying value, including 18.5% in BCP V, 29.7% in BCP VI and 21.4% in BEP,

•

$8.5 billion in our Real Estate segment due to a carrying value increase in our BREP funds of 15.3% driven by appreciation in the private portfolio (17.5%, $6.2 billion) from sustained strong operating fundamentals and public portfolio appreciation (11.7%, $2.5 billion),

•	$2.7 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 5.5% net, and

•

$1.1 billion in our Credit segment due to $379.0 million of appreciation in the Hedge Fund Strategies funds and $1.2 billion of appreciation in carry funds, offset by foreign exchange rate fluctuations on the conversion to U.S. dollars of the European CLOs.

Offsetting these increases were:

•	Realizations of $32.6 billion primarily driven by:

•	$13.6 billion in our Real Estate segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$11.2 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund, and

•	$7.4 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $7.5 billion primarily attributable to:

•	$3.2 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners, and

•	$2.7 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:	Totals in graph may not add due to rounding.

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2013	2014	$	%	2013	2014	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$524,320	$2,277,861	$1,753,541	334%	$1,550,597	$6,164,210	$4,613,613	298%
Real Estate	2,365,224	3,046,867	681,643	29%	5,754,667	7,756,292	2,001,625	35%
Hedge Fund Solutions	248,422	473,233	224,811	90%	422,594	828,639	406,045	96%
Credit	240,101	866,404	626,303	261%	1,069,076	1,810,262	741,186	69%

Total	$3,378,067	$6,664,365	$3,286,298	97%	$8,796,934	$16,559,403	$7,762,469	88%

Limited Partner Capital Invested was $6.7 billion for the three months ended September 30, 2014, an increase of $3.3 billion, or 97%, from $3.4 billion for the three months ended September 30, 2013. Limited Partner Capital Invested was $16.6 billion for the nine months ended September 30, 2014, an increase of $7.8 billion, or 88%, compared to $8.8 billion for the nine months ended September 30, 2013. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments. Our Private Equity and Real Estate segments deployed capital at a faster rate during the nine months ended September 30, 2014 than in the nine months ended September 30, 2013 due to the timing of investment closings. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed for the nine months ended September 30, 2014 was higher compared to the nine months ended September 30, 2013 due to greater opportunities to deploy capital.

The following presents the committed undrawn capital available for investment (“dry powder”) as of September 30, 2013 and 2014:

Note:	Totals may not add due to rounding. Amounts are as of September 30, for each of the periods indicated.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of September 30, 2014 and 2013. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	September 30,
	2014	2013
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$343	$506
BCP V Carried Interest	572	—
BCP VI Carried Interest	265	15
BEP Carried Interest	79	62
Tactical Opportunities Carried Interest	32	5
Strategic Partners V Carried Interest	2	1
Korea Carried Interest	1	—

Total Private Equity (a)	1,294	589

Real Estate
BREP IV Carried Interest	4	—
BREP V Carried Interest	679	616
BREP VI Carried Interest	1,244	857
BREP VII Carried Interest	545	248
BREP International I Carried Interest	—	2
BREP Europe III Carried Interest	187	128
BREP Europe IV Carried Interest	25	—
BREP Asia Carried Interest	12	—
Core+ Carried Interest	8	—
BREDS Carried Interest	16	21
BREDS Incentive Fees	2	2
Asia Platform Incentive Fees	8	16

Total Real Estate (a)	2,730	1,890

Hedge Fund Solutions
Incentive Fees	70	75

Total Hedge Fund Solutions	70	75

Credit
Carried Interest	186	143
Incentive Fees	54	72

Total Credit	240	215

Total Blackstone
Carried Interest	4,200	2,604
Incentive Fees	134	165

Net Accrued Performance Fees	$4,334	$2,769

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of September 30, 2014.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2014:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	247,105	1.2x	—	2,619,040	1.4x	2,866,145	1.3x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	227,215	3,593,646	1.9x	59%	17,661,391	3.1x	21,255,037	2.8x	45%	37%
BCP V (Dec 2005 / Jan 2011)	21,032,374	1,747,662	19,030,489	1.7x	56%	14,576,830	1.7x	33,607,319	1.7x	9%	8%
BCP VI (Jan 2011 / Jan 2017)	15,177,339	7,188,270	10,338,093	1.4x	14%	1,399,204	1.8x	11,737,297	1.4x	48%	19%
BEP (Aug 2011 / Aug 2017)	2,432,161	1,174,162	2,038,876	1.7x	35%	508,112	2.0x	2,546,988	1.8x	52%	44%

Total Corporate Private Equity	53,739,945	10,536,607	35,248,209	1.6x	42%	50,947,822	2.2x	86,196,031	1.9x	20%	16%

Tactical Opportunities	5,728,538	3,252,279	2,934,886	1.2x	3%	400,577	1.1x	3,335,463	1.2x	12%	18%
Strategic Partners	17,008,267	6,416,599	5,968,412	2.1x	N/A	11,180,006	1.3x	17,148,418	1.5x	N/A	15%
Other Funds and Co-Invest (d)	1,276,598	98,021	648,978	0.8x	48%	22,622	1.0x	671,600	0.8x	N/M	N/M

Total Private Equity	$77,753,348	$20,303,506	$44,800,485	1.6x	34%	$62,551,027	1.9x	$107,351,512	1.8x	20%	16%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,328,504	2.4x	3,328,504	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,404,550	1.0x	27%	3,144,774	2.3x	4,549,324	1.7x	63%	14%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,257,320	1.9x	20%	5,323,220	2.1x	11,580,540	2.0x	18%	11%
BREP VI (Feb 2007 / Aug 2011)	11,058,605	614,440	16,782,010	2.2x	54%	7,694,626	2.2x	24,476,636	2.2x	16%	14%
BREP VII (Aug 2011 / Feb 2017)	13,456,842	4,083,122	15,034,443	1.5x	2%	2,077,623	1.6x	17,112,066	1.5x	38%	27%

Total Global Real Estate Funds	$35,496,028	$4,697,562	$39,478,323	1.8x	28%	$25,773,258	2.2x	$65,251,581	1.9x	25%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€121,874	1.5x	—	€1,238,480	2.2x	€1,360,354	2.1x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	51,633	1,554,087	1.3x	39%	394,456	1.6x	1,948,543	1.4x	10%	4%
BREP Europe III (Jun 2008 / Dec 2013)	3,204,714	504,161	4,038,495	1.6x	7%	908,722	2.5x	4,947,217	1.7x	32%	20%
BREP Europe IV (Sep 2013 / Mar 2019)	5,151,424	3,248,760	2,295,419	1.1x	—	115,111	1.2x	2,410,530	1.1x	73%	19%

Total Euro Real Estate Funds	€10,810,058	€3,804,554	€8,009,875	1.4x	11%	€2,656,769	2.1x	€10,666,644	1.5x	24%	13%

BREP Co-Investment (e)	$5,518,708	$—	$8,784,882	1.9x	73%	$2,054,622	2.0x	$10,839,504	2.0x	14%	17%
BREP Asia (Jun 2013 / Dec 2017)	4,653,087	3,541,587	1,358,049	1.1x	—	4,400	1.0x	1,362,449	1.1x	N/A	14%

Total Real Estate	$59,814,925	$13,120,011	$60,365,671	1.7x	31%	$31,343,587	2.2x	$91,709,258	1.8x	24%	17%

Core+	$1,774,518	$196,140	$1,763,982	1.1x	—	$—	N/A	$1,763,982	1.1x	N/A	N/A
BREDS (f)	$6,744,553	$2,207,654	$2,637,612	1.1x	—	$3,410,839	1.3x	$6,048,451	1.2x	14%	12%
Credit (g)
Mezzanine I (Jul 2007 / Jul 2012)	$2,000,000	$139,685	$965,641	1.6x	—	$3,836,547	1.6x	$4,802,188	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,611,409	2,053,592	1.3x	—	1,216,317	1.5x	3,269,909	1.4x	N/A	28%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	501,159	3,000,186	1.5x	—	2,921,620	1.5x	5,921,806	1.5x	N/A	16%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	4,135,729	1,343,697	1.3x	—	3,795	1.0x	1,347,492	1.3x	N/A	N/M

Total Credit	$14,498,143	$7,387,982	$7,363,116	1.4x	—	$7,978,279	1.5x	$15,341,395	1.5x

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2014 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest. Net IRRs for BREP Europe IV, BREP Asia and BREDS II are calculated from commencement of their respective investment periods which, being less than one year, are not annualized.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have limited transaction activity.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.8x, 1.7x and 1.3x, respectively. Funds presented represent the flagship credit drawdown funds only.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$108,236	$95,281	$12,955	14%	$310,024	$268,148	$41,876	16%
Transaction and Other Fees, Net	48,996	16,052	32,944	205%	119,459	78,853	40,606	51%
Management Fee Offsets	(5,837)	(2,080)	(3,757)	-181%	(11,796)	(4,510)	(7,286)	-162%

Total Management Fees, Net	151,395	109,253	42,142	39%	417,687	342,491	75,196	22%

Performance Fees
Realized
Carried Interest	124,913	85,121	39,792	47%	457,112	228,912	228,200	100%
Unrealized
Carried Interest	96,455	(86,300)	182,755	N/M	765,730	12,672	753,058	N/M

Total Performance Fees	221,368	(1,179)	222,547	N/M	1,222,842	241,584	981,258	406%

Investment Income (Loss)
Realized	20,421	11,495	8,926	78%	155,768	57,243	98,525	172%
Unrealized	(12,754)	23,621	(36,375)	N/M	(4,125)	76,420	(80,545)	N/M

Total Investment Income	7,667	35,116	(27,449)	-78%	151,643	133,663	17,980	13%
Interest and Dividend Revenue	5,346	5,231	115	2%	15,240	11,466	3,774	33%
Other	2,150	1,521	629	41%	3,578	2,311	1,267	55%

Total Revenues	387,926	149,942	237,984	159%	1,810,990	731,515	1,079,475	148%

Expenses
Compensation and Benefits
Compensation	79,007	55,800	23,207	42%	225,352	179,750	45,602	25%
Performance Fee Compensation
Realized
Carried Interest	30,944	19,824	11,120	56%	229,435	36,947	192,488	521%
Unrealized
Carried Interest	93,434	(36,198)	129,632	N/M	132,480	68,532	63,948	93%

Total Compensation and Benefits	203,385	39,426	163,959	416%	587,267	285,229	302,038	106%
Other Operating Expenses	34,109	30,024	4,085	14%	106,308	91,370	14,938	16%

Total Expenses	237,494	69,450	168,044	242%	693,575	376,599	316,976	84%

Economic Income	$150,432	$80,492	$69,940	87%	$1,117,415	$354,916	$762,499	215%

N/M Not meaningful.

Revenues

Revenues were $387.9 million for the three months ended September 30, 2014, an increase of $238.0 million compared to $149.9 million for the three months ended September 30, 2013. The increase in revenues was primarily attributable to increases in Performance Fees and Total Management Fees of $222.5 million and $42.1 million, respectively, partially offset by a decrease in Investment Income of $27.4 million.

Performance Fees, which are determined on a fund by fund basis, were $221.4 million for the three months ended September 30, 2014, an increase of $222.5 million compared to $(1.2) million for the three months ended September 30, 2013, driven by BCP V and BCP VI, each generating net returns of 4%. These returns were driven mainly by the respective funds’ public holdings, including the completion of initial public offerings of Catalent, Travelport and Vivint’s solar business, and private holdings in the services, retail/consumer and hospitality/leisure sectors.

Total Management Fees were $151.4 million for the three months ended September 30, 2014, an increase of $42.1 million compared to $109.3 million for the three months ended September 30, 2013, primarily driven by increases in Transaction and Other Fees and Base Management Fees. Transaction and Other Fees were $49.0 million for the three months ended September 30, 2014, an increase of $32.9 million compared to $16.1 million for the three months ended September 30, 2013, principally as a result of several new portfolio investments that closed during the three months ended September 30, 2014. Base Management Fees were $108.2 million for the three months ended September 30, 2014, an increase of $13.0 million compared to $95.3 million for the three months ended September 30, 2013, primarily due to Strategic Partners secondary private fund of funds business and the increase in funds raised for our Tactical Opportunities investment vehicles.

Investment Income was $7.7 million for the three months ended September 30, 2014, a decrease of $27.4 million compared to $35.1 million for the three months ended September 30, 2013, primarily due to valuation decreases in certain principal investments.

Revenues were $1.8 billion for the nine months ended September 30, 2014, an increase of $1.1 billion compared to $731.5 million for the nine months ended September 30, 2013. The increase in revenues was primarily attributable to increases in Performance Fees, Total Management Fees and Investment Income of $981.3 million, $75.2 million and $18.0 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $1.2 billion for the nine months ended September 30, 2014, an increase of $981.3 million, compared to $241.6 million for the nine months ended September 30, 2013, driven mainly by BCP V and BCP VI which generated net returns of 18% and 22%, respectively for the nine months ended September 30, 2014. BCP V crossed its preferred return threshold during the second quarter of 2014 and is now fully generating performance fees. The performance of the funds was a result of the strong performance of both our public holdings, including the initial public offerings of Michaels Stores, Catalent, Travelport and Vivint’s solar business and private holdings in the services, healthcare and energy sectors. Realized Performance Fees of $457.1 million during the nine months ended September 30, 2014 were driven by realizations in several investments across our energy portfolio including GeoSouthern, Cheniere, PBF Energy and Royal Resources, alongside other strategic and public exits in the remaining private equity portfolio.

Total Management Fees were $417.7 million for the nine months ended September 30, 2014, an increase of $75.2 million compared to $342.5 million for the nine months ended September 30, 2013, primarily driven by increases in Base Management Fees and Transaction and Other Fees. Base Management Fees were $310.0 million for the nine months ended September 30, 2014, an increase of $41.9 million compared to $268.1 million for the nine months ended September 30, 2013, primarily due to the addition of the Strategic Partners secondary private fund of funds business that closed during 2013 as well as the increase in funds raised for our Tactical Opportunities investment vehicles. Transaction and Other Fees were $119.5 million for the nine months ended September 30, 2014, an increase of $40.6 million compared to $78.9 million for the nine months ended September 30, 2013, principally as a result of several new portfolio investments that closed during the nine months ended September 30, 2014.

Investment Income was $151.6 million for the nine months ended September 30, 2014, an increase of $18.0 million, compared to $133.7 million for the nine months ended September 30, 2013, driven by performance described above.

Expenses

Expenses were $237.5 million for the three months ended September 30, 2014, an increase of $168.0 million compared to $69.5 million for the three months ended September 30, 2013. The increase was primarily attributable to increases of $140.8 million in Performance Fee Compensation and $23.2 million in Compensation. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to the increase in revenue, on which a portion of compensation is based, acquisition of Strategic Partners as well as an increase in headcount to support the growth of the business.

Expenses were $693.6 million for the nine months ended September 30, 2014, an increase of $317.0 million compared to $376.6 million for the nine months ended September 30, 2013. The increase was attributable to increases of $256.4 million in Performance Fee Compensation, $45.6 million in Compensation and $14.9 million in Other Operating Expenses. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to the increase in revenue, on which a portion of compensation is based, acquisition of Strategic Partners as well as an increase in headcount to support the growth of the business. Other Operating Expenses increased mainly due to the acquisition of Strategic Partners as well as increases in interest expense allocated to the segment and business development expenses.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2014 Inception to Date
	2014		2013 (a)		2014		2013 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-5%	-5%	9%	7%	-1%	-1%	15%	12%	60%	45%	50%	37%
BCP V	4%	4%	5%	4%	22%	18%	22%	21%	11%	9%	10%	8%
BCP VI	5%	4%	-1%	-0%	30%	22%	9%	5%	84%	48%	30%	19%
BEP	0%	-0%	-4%	-3%	23%	19%	36%	24%	94%	52%	53%	44%
Tactical Opportunities	7%	6%	3%	2%	19%	15%	13%	8%	15%	12%	24%	18%
Strategic Partners	6%	7%	4%	3%	19%	19%	5%	3%	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.

The corporate private equity funds within the Private Equity segment have three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of September 30, 2014, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$155,089	$136,721	$18,368	13%	$472,294	$412,067	$60,227	15%
Transaction and Other Fees, Net	38,312	19,205	19,107	99%	65,390	47,358	18,032	38%
Management Fee Offsets	(8,977)	(2,385)	(6,592)	-276%	(25,903)	(15,983)	(9,920)	-62%

Total Management Fees, Net	184,424	153,541	30,883	20%	511,781	443,442	68,339	15%

Performance Fees
Realized
Carried Interest	349,237	93,878	255,359	272%	961,721	306,132	655,589	214%
Incentive Fees	1,159	3,737	(2,578)	-69%	7,203	37,931	(30,728)	-81%
Unrealized
Carried Interest	187,175	340,406	(153,231)	-45%	446,873	880,454	(433,581)	-49%
Incentive Fees	(374)	2,481	(2,855)	N/M	(1,120)	(27,398)	26,278	96%

Total Performance Fees	537,197	440,502	96,695	22%	1,414,677	1,197,119	217,558	18%

Investment Income (Loss)
Realized	49,173	928	48,245	N/M	203,194	29,039	174,155	600%
Unrealized	14,492	57,656	(43,164)	-75%	(30,566)	148,595	(179,161)	N/M

Total Investment Income	63,665	58,584	5,081	9%	172,628	177,634	(5,006)	-3%
Interest and Dividend Revenue	7,135	6,060	1,075	18%	21,254	14,754	6,500	44%
Other	976	2,113	(1,137)	-54%	1,075	1,706	(631)	-37%

Total Revenues	793,397	660,800	132,597	20%	2,121,415	1,834,655	286,760	16%

Expenses
Compensation and Benefits
Compensation	90,586	75,346	15,240	20%	256,401	218,597	37,804	17%
Performance Fee Compensation
Realized
Carried Interest	64,187	38,942	25,245	65%	259,462	119,810	139,652	117%
Incentive Fees	592	1,919	(1,327)	-69%	3,657	19,376	(15,719)	-81%
Unrealized
Carried Interest	108,789	99,323	9,466	10%	193,113	266,984	(73,871)	-28%
Incentive Fees	(123)	615	(738)	N/M	(524)	(14,680)	14,156	96%

Total Compensation and Benefits	264,031	216,145	47,886	22%	712,109	610,087	102,022	17%
Other Operating Expenses	36,138	30,614	5,524	18%	105,787	86,693	19,094	22%

Total Expenses	300,169	246,759	53,410	22%	817,896	696,780	121,116	17%

Economic Income	$493,228	$414,041	$79,187	19%	$1,303,519	$1,137,875	$165,644	15%

N/M Not meaningful.

Revenues

Revenues were $793.4 million for the three months ended September 30, 2014, an increase of $132.6 million compared to $660.8 million for the three months ended September 30, 2013. The increase in revenues was primarily attributable to increases of $96.7 million in Performance Fees and $30.9 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $537.2 million for the three months ended September 30, 2014, an increase of $96.7 million compared to $440.5 million for the three months ended September 30, 2013. Performance Fees increased due to the increase in the net appreciation of investments from our BREP carry funds. For the three months ended September 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 6.2% driven by appreciation in the private portfolio (7.1%, $2.6 billion) from improving fundamentals and public portfolio appreciation (4.3%, $802.2 million).

Total Management Fees were $184.4 million for the three months ended September 30, 2014, an increase of $30.9 million compared to $153.5 million for the three months ended September 30, 2013, primarily attributable to increases in Transaction and Other Fees and Base Management Fees. Transaction and Other Fees were $38.3 million for the three months ended September 30, 2014, an increase of $19.1 million compared to $19.2 million for the three months ended September 30, 2013. The increase in Transaction and Other Fees was primarily related to a one-time arrangement fee on a completed transaction. Base Management Fees were $155.1 million for the three months ended September 30, 2014, an increase of $18.4 million compared to $136.7 million for the three months ended September 30, 2013. The increase was primarily due to fees generated from fundraising within BREP Europe IV, BREP Asia, Core+ and BREDS, partially offset by the expiration of BREP V and realizations across the portfolio.

Revenues were $2.1 billion for the nine months ended September 30, 2014, an increase of $286.8 million compared to $1.8 billion for the nine months ended September 30, 2013. The increase in revenues was primarily attributable to increases of $217.6 million in Performance Fees and $68.3 million in Total Management Fees.

Performance Fees, which are determined on a fund by fund basis, were $1.4 billion for the nine months ended September 30, 2014, an increase of $217.6 million compared to $1.2 billion for the nine months ended September 30, 2013. Performance Fees increased due to the increase in the net appreciation of investments from our BREP carry funds. For the nine months ended September 30, 2014, the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 15.3% driven by sustained strong operating fundamentals in the private portfolio (17.5%, $6.2 billion) and public portfolio appreciation (11.7%, $2.5 billion). Our BREDS drawdown and real estate hedge funds appreciated 5.8% and 6.7%, respectively.

Total Management Fees were $511.8 million for the nine months ended September 30, 2014, an increase of $68.3 million compared to $443.4 million for the nine months ended September 30, 2013, primarily attributable to increases in Base Management Fees and Transaction and Other Fees. Base Management Fees were $472.3 million for the nine months ended September 30, 2014, an increase of $60.2 million compared to $412.1 million for the nine months ended September 30, 2013. The increase was primarily due to fees generated from fundraising within BREP Europe IV, BREP Asia, Core+ and BREDS, partially offset by the expiration of BREP V and realizations across the portfolio. Transaction and Other Fees were $65.4 million for the nine months ended September 30, 2014, an increase of $18.0 million compared to $47.4 million for the nine months ended September 30, 2013. The increase in Transaction and Other Fees was primarily related to one-time arrangement fees on completed transactions.

Expenses

Expenses were $300.2 million for the three months ended September 30, 2014, an increase of $53.4 million compared to $246.8 million for the three months ended September 30, 2013. The increase was primarily attributable to increases of $32.6 million in Performance Fee Compensation and $15.2 million in Compensation. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in

Compensation was due to an overall increase in Total Management Fees, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business.

Expenses were $817.9 million for the nine months ended September 30, 2014, an increase of $121.1 million compared to $696.8 million for the nine months ended September 30, 2013. The increase was attributable to increases of $64.2 million in Performance Fee Compensation, $37.8 million in Compensation and $19.1 million in Other Operating Expenses. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in Compensation was due to due to an overall increase in Total Management Fees, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to interest expense allocated to the segment as well as increases in business development and professional fees.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2014 Inception to Date
	2014		2013		2014		2013		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	2%	2%	—	—	49%	40%	—	—	35%	25%	33%	23%
BREP IV	1%	1%	3%	2%	5%	4%	15%	11%	94%	63%	23%	14%
BREP V	5%	5%	5%	4%	15%	13%	14%	11%	22%	18%	14%	11%
BREP International II (b)	12%	12%	4%	3%	19%	18%	14%	13%	12%	10%	6%	4%
BREP VI	5%	4%	6%	5%	13%	11%	19%	15%	20%	16%	18%	14%
BREP Europe III (b)	11%	9%	5%	4%	24%	19%	16%	12%	44%	32%	32%	20%
BREP VII	8%	6%	8%	6%	23%	18%	30%	21%	56%	38%	39%	27%
BREP Asia	3%	1%	N/M	N/M	13%	6%	N/M	N/M	N/A	N/A	26%	14%
BREP Europe IV (b)	7%	5%	N/A	N/A	24%	14%	N/A	N/A	152%	73%	33%	19%
BREDS	5%	3%	3%	2%	12%	8%	11%	9%	19%	15%	17%	13%
BSSF I	1%	1%	3%	2%	11%	8%	9%	7%	N/A	N/A	15%	11%
CMBS	0%	-1%	2%	2%	8%	5%	7%	4%	N/A	N/A	16%	11%
BREP Co-Investment	5%	2%	6%	6%	18%	16%	20%	19%	16%	14%	19%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

N/M Not meaningful.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2014:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€805	22%	57%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has six funds in their investment period, which were above their respective Carried Interest thresholds as of September 30, 2014: BREP VII, BREP Asia, BREP Europe IV and three funds within BREDS II.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$121,484	$103,392	$18,092	17%	$357,876	$296,296	$61,580	21%
Transaction and Other Fees, Net	161	295	(134)	-45%	380	360	20	6%
Management Fee Offsets	(1,099)	(1,200)	101	8%	(4,085)	(2,238)	(1,847)	-83%

Total Management Fees, Net	120,546	102,487	18,059	18%	354,171	294,418	59,753	20%

Performance Fees
Realized
Incentive Fees	6,683	5,320	1,363	26%	54,501	32,874	21,627	66%
Unrealized
Incentive Fees	25,473	29,208	(3,735)	-13%	74,114	105,698	(31,584)	-30%

Total Performance Fees	32,156	34,528	(2,372)	-7%	128,615	138,572	(9,957)	-7%

Investment Income (Loss)
Realized	2,693	(598)	3,291	N/M	21,907	13,922	7,985	57%
Unrealized	(1,168)	6,439	(7,607)	N/M	4,320	(1,702)	6,022	N/M

Total Investment Income	1,525	5,841	(4,316)	-74%	26,227	12,220	14,007	115%
Interest and Dividend Revenue	2,724	2,523	201	8%	7,725	5,617	2,108	38%
Other	740	595	145	24%	659	426	233	55%

Total Revenues	157,691	145,974	11,717	8%	517,397	451,253	66,144	15%

Expenses
Compensation and Benefits
Compensation	41,940	37,611	4,329	12%	125,852	108,323	17,529	16%
Performance Fee Compensation
Realized
Incentive Fees	2,312	1,954	358	18%	18,501	12,092	6,409	53%
Unrealized
Incentive Fees	8,778	10,177	(1,399)	-14%	26,791	37,679	(10,888)	-29%

Total Compensation and Benefits	53,030	49,742	3,288	7%	171,144	158,094	13,050	8%
Other Operating Expenses	20,480	19,575	905	5%	65,061	51,269	13,792	27%

Total Expenses	73,510	69,317	4,193	6%	236,205	209,363	26,842	13%

Economic Income	$84,181	$76,657	$7,524	10%	$281,192	$241,890	$39,302	16%

N/M Not meaningful.

Revenues

Revenues were $157.7 million for the three months ended September 30, 2014, an increase of $11.7 million compared to $146.0 million for the three months ended September 30, 2013. The increase in revenues was primarily attributable to an increase of $18.1 million in Total Management Fees, partially offset by decreases of $4.3 million in Investment Income and $2.4 million in Performance Fees.

Total Management Fees were $120.5 million for the three months ended September 30, 2014, an increase of $18.1 million compared to $102.5 million for the three months ended September 30, 2013, primarily due to an increase in Base Management Fees. Base Management Fees were $121.5 million for the three months ended September 30, 2014, an increase of $18.1 million compared to $103.4 million for the three months ended September 30, 2013. This increase was driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year period, which was from net inflows and market appreciation.

Investment Income was $1.5 million for the three months ended September 30, 2014, a decrease of $4.3 million compared to $5.8 million for the three months ended September 30, 2013. The decrease in Investment Income was primarily driven by the year over year net depreciation of investments of which Blackstone owns a share.

Performance Fees were $32.2 million for the three months ended September 30, 2014, a decrease of $2.4 million compared to $34.5 million for the three months ended September 30, 2013. This was primarily due to lower returns. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 1.3% during the three months ended September 30, 2014 compared to 1.7% during the three months ended September 30, 2013.

Revenues were $517.4 million for the nine months ended September 30, 2014, an increase of $66.1 million compared to $451.3 million for the nine months ended September 30, 2013. The increase in revenues was primarily attributable to increases of $59.8 million in Total Management Fees and $14.0 million in Investment Income, partially offset by a decrease of $10.0 million in Performance Fees.

Total Management Fees were $354.2 million for the nine months ended September 30, 2014, an increase of $59.8 million compared to $294.4 million for the nine months ended September 30, 2013, primarily due to an increase in Base Management Fees. Base Management Fees were $357.9 million for the nine months ended September 30, 2014, an increase of $61.6 million compared to $296.3 million for the nine months ended September 30, 2013. This was driven by an increase in Fee-Earning Assets Under Management of 22% from the prior year period, which was from net inflows and market appreciation.

Investment Income was $26.2 million for the nine months ended September 30, 2014, an increase of $14.0 million compared to $12.2 million for the nine months ended September 30, 2013. The increase was primarily driven by the year over year increase in the net appreciation of investments of which Blackstone owns a share.

Performance Fees were $128.6 million for the nine months ended September 30, 2014, a decrease of $10.0 million compared to $138.6 million for the nine months ended September 30, 2013. This was primarily due to lower returns. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 5.5% during the nine months ended September 30, 2014 compared to 7.4% during the nine months ended September 30, 2013.

Expenses

Expenses were $73.5 million for the three months ended September 30, 2014, an increase of $4.2 million compared to $69.3 million for the three months ended September 30, 2013. The increase in expenses was primarily attributable to an increase of $4.3 million in Compensation. The increase in Compensation was primarily due to an increase in headcount to support the growth of the business and an increase in Total Management Fees, on which a portion of compensation is based.

Expenses were $236.2 million for the nine months ended September 30, 2014, an increase of $26.8 million compared to $209.4 million for the nine months ended September 30, 2013. The increase in expenses was primarily attributable to a $17.5 million increase in Compensation and a $13.8 million increase in Other Operating Expenses, partially offset by a decrease of $4.5 million in Performance Fee Compensation. The increase in Compensation was primarily due to an increase in headcount to support the growth of the business and an increase in Total Management Fees, on which a portion of compensation is based. The increase in Other Operating Expenses resulted primarily from increases in interest expense allocated to the segment and professional fees. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of September 30,		As of September 30,
	2013	2014	2013	2014
	(Dollars in Thousands)
BAAM Managed Funds (b)	$27,365,773	$33,990,973	97%	90%

Note: Totals in graph may not add due to rounding.

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at September 30, 2014 the incremental appreciation needed for the 10% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $59.0 million, an increase of $21.6 million, or 58%, compared to $37.5 million at September 30, 2013. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of September 30, 2014, 99.8% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2014
	2014		2013		2014		2013		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	2%	1%	2%	2%	6%	5%	8%	7%	10%	9%	10%	9%	8%	7%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s long-only equity, long-biased commodities, seed, strategic opportunities (external investments) and advisory platforms.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$120,684	$101,900	$18,784	18%	$338,747	$295,204	$43,543	15%
Transaction and Other Fees, Net	3,025	7,058	(4,033)	-57%	13,433	20,434	(7,001)	-34%
Management Fee Offsets	(6,850)	(2,606)	(4,244)	-163%	(17,841)	(5,737)	(12,104)	-211%

Total Management Fees, Net	116,859	106,352	10,507	10%	334,339	309,901	24,438	8%

Performance Fees
Realized
Carried Interest	164,602	3,655	160,947	N/M	195,201	125,068	70,133	56%
Incentive Fees	28,998	22,181	6,817	31%	68,264	60,027	8,237	14%
Unrealized
Carried Interest	(61,604)	35,946	(97,550)	N/M	423	30,979	(30,556)	-99%
Incentive Fees	(31,630)	9,303	(40,933)	N/M	38,517	74,805	(36,288)	-49%

Total Performance Fees	100,366	71,085	29,281	41%	302,405	290,879	11,526	4%

Investment Income (Loss)
Realized	3,040	496	2,544	513%	8,334	4,725	3,609	76%
Unrealized	4,892	(1,042)	5,934	N/M	12,492	4,432	8,060	182%

Total Investment Income (Loss)	7,932	(546)	8,478	N/M	20,826	9,157	11,669	127%
Interest and Dividend Revenue	5,968	5,288	680	13%	16,721	13,906	2,815	20%
Other	(3,619)	(357)	(3,262)	-914%	(3,867)	408	(4,275)	N/M

Total Revenues	227,506	181,822	45,684	25%	670,424	624,251	46,173	7%

Expenses
Compensation and Benefits Compensation	54,877	53,250	1,627	3%	156,939	154,712	2,227	1%
Performance Fee Compensation
Realized
Carried Interest	90,872	1,603	89,269	N/M	106,805	68,959	37,846	55%
Incentive Fees	16,125	10,726	5,399	50%	39,015	28,653	10,362	36%
Unrealized
Carried Interest	(38,091)	19,216	(57,307)	N/M	(6,435)	15,121	(21,556)	N/M
Incentive Fees	(17,657)	292	(17,949)	N/M	12,954	35,647	(22,693)	-64%

Total Compensation and Benefits	106,126	85,087	21,039	25%	309,278	303,092	6,186	2%
Other Operating Expenses	20,860	23,451	(2,591)	-11%	75,858	67,374	8,484	13%

Total Expenses	126,986	108,538	18,448	17%	385,136	370,466	14,670	4%

Economic Income	$100,520	$73,284	$27,236	37%	$285,288	$253,785	$31,503	12%

N/M	Not meaningful.

Revenues

Revenues were $227.5 million for the three months ended September 30, 2014, an increase of $45.7 million compared to $181.8 million for the three months ended September 30, 2013. This change was primarily attributable to increases of $29.3 million in Performance Fees, $10.5 million in Total Management Fees and $8.5 million in Investment Income.

Performance Fees were $100.4 million for the three months ended September 30, 2014, an increase of $29.3 million compared to $71.1 million for the three months ended September 30, 2013. This change was primarily attributable to a greater rate of appreciation in our significant drawdown funds. The net returns of Blackstone’s significant Credit segment funds were -1.6% for the hedge funds, 12.2% for the mezzanine funds and 6.2% for the rescue lending funds for the three months ended September 30, 2014.

Total Management Fees were $116.9 million for the three months ended September 30, 2014, an increase of $10.5 million compared to $106.4 million for the three months ended September 30, 2013. This change was primarily attributable to an increase of $18.8 million in Base Management Fees resulting from the growth in our Fee-Earning Assets Under Management.

Total Investment Income (Loss) was $7.9 million for the three months ended September 30, 2014, an increase of $8.5 million compared to $(0.5) million for the three months ended September 30, 2013. This change was primarily attributable to a greater rate of appreciation in our significant drawdown funds and CLOs in which we hold an equity position.

Revenues were $670.4 million for the nine months ended September 30, 2014, an increase of $46.2 million compared to $624.3 million for the nine months ended September 30, 2013. This change was primarily attributable to increases of $24.4 million in Total Management Fees, $11.7 million in Investment Income and $11.5 million in Performance Fees.

Total Management Fees were $334.3 million for the nine months ended September 30, 2014, an increase of $24.4 million compared to $309.9 million for the nine months ended September 30, 2013. This change was primarily attributable to an increase of $43.5 million in Base Management Fees resulting from the growth in our Fee-Earning Assets Under Management and partially offset by an increase of $12.1 million in Management Fee Offsets.

Total Investment Income was $20.8 million for the nine months ended September 30, 2014, an increase of $11.7 million compared to $9.2 million for the nine months ended September 30, 2013. This change was primarily attributable to a greater rate of appreciation in our significant drawdown funds and CLOs in which we hold an equity position.

Performance Fees were $302.4 million for the nine months ended September 30, 2014, an increase of $11.5 million compared to $290.9 million for the nine months ended September 30, 2013. This change was primarily attributable to a greater rate of appreciation in our significant drawdown funds and BDCs. The net returns of Blackstone’s significant Credit segment funds were 2.6% for the hedge funds, 19.2% for the mezzanine funds and 15.3% for the rescue lending funds for the nine months ended September 30, 2014.

Expenses

Expenses were $127.0 million for the three months ended September 30, 2014, an increase of $18.4 million compared to $108.5 million for the three months ended September 30, 2013. The increase in expenses was primarily attributable to an increase of $19.4 million in Performance Fee Compensation due to the increase in Performance Fees Revenue.

Expenses were $385.1 million for the nine months ended September 30, 2014, an increase of $14.7 million compared to $370.5 million for the nine months ended September 30, 2013. The increase in expenses was primarily attributable to an increase of $8.5 million in Other Operating Expenses and an increase of $4.0 million in Performance Fee Compensation. The increase in Other Operating Expenses was driven by a non-recurring fundraising expense in the first quarter of 2014. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2014
	2014		2013		2014		2013		One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	-2%	-2%	2%	1%	4%	3%	14%	11%	13%	10%	17%	12%	16%	12%	13%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2014 Inception to Date
	2014		2013		2014		2013
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	15%	12%	3%	2%	25%	19%	20%	14%	27%	20%
Rescue Lending Funds (c)	8%	6%	6%	4%	19%	15%	17%	14%	25%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds, as applicable, for the significant mezzanine funds. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of September 30, 2014, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended September 30,		2014 vs. 2013		Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$84,131	$83,602	$529	1%	$269,008	$271,356	$(2,348)	-1%
Transaction and Other Fees, Net	391	196	195	99%	1,329	239	1,090	456%

Total Advisory and Transaction Fees	84,522	83,798	724	1%	270,337	271,595	(1,258)	-0%

Investment Income (Loss)
Realized	505	(829)	1,334	N/M	745	(741)	1,486	N/M
Unrealized	(528)	1,006	(1,534)	N/M	1,135	(871)	2,006	N/M

Total Investment Income (Loss)	(23)	177	(200)	N/M	1,880	(1,612)	3,492	N/M
Interest and Dividend Revenue	2,412	2,437	(25)	-1%	7,101	5,799	1,302	22%
Other	472	836	(364)	-44%	137	836	(699)	-84%

Total Revenues	87,383	87,248	135	0%	279,455	276,618	2,837	1%

Expenses
Compensation and Benefits
Compensation	58,016	57,491	525	1%	189,442	191,570	(2,128)	-1%
Other Operating Expenses	19,853	19,208	645	3%	63,311	60,762	2,549	4%

Total Expenses	77,869	76,699	1,170	2%	252,753	252,332	421	0%

Economic Income	$9,514	$10,549	$(1,035)	-10%	$26,702	$24,286	$2,416	10%

N/M	Not meaningful.

Revenues

Revenues were $87.4 million for the three months ended September 30, 2014, nearly flat compared to the three months ended September 30, 2013. The change in revenues was driven by increases in Restructuring and Reorganization and our capital markets business, partially offset by decreases in our fund placement and Blackstone Advisory Partners (“BAP”) businesses. The increase in Restructuring and Reorganization was driven by a higher amount of transaction fees recorded relative to the prior year period and the pipeline for Restructuring and Reorganization remains steady across a diverse group of industries. Our capital markets business increased due to a higher amount of transaction fees recorded relative to the prior year period. The decrease in fees earned by Blackstone’s fund placement business was due primarily to a decrease in the volume and size of the transactions that closed in the Real Estate business during the period. BAP’s business decreased slightly as fewer deals closed and the closing of certain deals was delayed.

Revenues were $279.5 million for the nine months ended September 30, 2014, an increase of $2.8 million compared to $276.6 million for the nine months ended September 30, 2013. The increase in revenues was driven by increases in our BAP and capital markets businesses, partially offset by decreases in our Restructuring and Reorganization and fund placement businesses. During the nine months ended September 30, 2014, the BAP business experienced an increase in revenues due to improving global mergers and acquisitions activity as well as a greater number of closed transactions. Our capital markets business increased due to a higher amount of transaction fees recorded relative to the prior year period. The decrease in Restructuring and Reorganization was primarily driven by a lower amount of transaction fees recorded relative to the prior year period. The decrease in fees earned by Blackstone’s fund placement business was due primarily to a decrease in the volume and size of transactions that closed in the Private Equity and Real Estate business while partially offset by an increase in the number of transactions that closed in the Secondary Advisory business during the period.

Expenses

Expenses were $77.9 million for the three months ended September 30, 2014, relatively flat compared to the three months ended September 30, 2013.

Expenses were $252.8 million for the nine months ended September 30, 2014, relatively flat compared to the nine months ended September 30, 2013.

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

Total assets were $30.5 billion as of September 30, 2014, an increase of $835.3 million from December 31, 2013. The increase in total assets was primarily attributable to increases of $472.1 million in Cash Held by Blackstone Funds and Other due to the fluctuation of cash balances held by the consolidated Blackstone funds and $391.6 million in Investments due to the consolidation of new entities.

Total liabilities were $14.1 billion as of September 30, 2014, a decrease of $1.2 billion from December 31, 2013. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $2.7 billion resulting from the deconsolidation of certain CLO vehicles and loan repayments and partially offset by an increase in Accounts Payable, Accrued Expenses and Other Liabilities of $1.2 billion due to the consolidation of new entities.

For the three months ended September 30, 2014, we had Total Fee Related Revenues of $673.2 million and related expenses of $455.9 million, generating Fee Related Earnings of $217.3 million and Distributable Earnings of $672.1 million. For the nine months ended September 30, 2014, we had Total Fee Related Revenues of $2.0 billion and related expenses of $1.4 billion, generating Fee Related Earnings of $593.2 million and Distributable Earnings of $1.9 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our issuances of senior notes. On May 29, 2014, Blackstone Holdings Finance Co. L.L.C., an indirect subsidiary of Blackstone, amended its revolving credit facility to, among other things, extend the maturity date of the credit facility from July 13, 2017 to May 29, 2019. As of September 30, 2014, we had $943.5 million in cash and cash equivalents, $1.8 billion invested in Blackstone’s Treasury Cash Management Strategies, $161.9 million invested in liquid Blackstone Funds, $2.5 billion invested in illiquid Blackstone Funds and $240.0 million invested in other investments, against $2.1 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Income Attributable to The Blackstone Group L.P.	**$ 250,505**	**$ 171,164**	**$ 1,033,138**	**$ 549,947**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	271,194	208,332	1,114,518	664,556
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	55,491	30,231	239,513	48,723
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(23,328)	51,188	44,950	135,870
Net Income	**$ 553,862**	**$ 460,915**	**$ 2,432,119**	**$ 1,399,096**
Provision for Taxes	79,108	57,477	216,487	164,552
Income Before Provision for Taxes	**$ 632,970**	**$ 518,392**	**$ 2,648,606**	**$ 1,563,648**
IPO and Acquisition-Related Charges[a]	209,240	190,525	564,832	556,193
Amortization of Intangibles[b]	27,828	27,525	85,141	77,504
(Income) Associated with Non-Controlling Interests of Consolidated Entities[c]	(32,163)	(81,419)	(284,463)	(184,593)
Economic Income	**$ 837,875**	**$ 655,023**	**$ 3,014,116**	**$ 2,012,752**
Taxes[d]	(79,519)	(14,792)	(115,863)	(40,975)
Economic Net Income	**$ 758,356**	**$ 640,231**	**$ 2,898,253**	**$ 1,971,777**
Taxes[d]	79,519	14,792	115,863	40,975
Performance Fee Adjustment[e]	(891,087)	(544,936)	(3,068,539)	(1,868,154)
Investment (Income) Adjustment[f]	(80,766)	(99,172)	(373,204)	(331,062)
Investment Income (Loss) - Blackstone's Treasury Cash Management Strategies[g]	(8,893)	(712)	5,601	(23,893)
Performance Fee Compensation and Benefits Adjustment[h]	360,162	168,393	1,015,254	695,120
Fee Related Earnings	**$ 217,291**	**$ 178,596**	**$ 593,228**	**$ 484,763**
Realized Performance Fees[i]	470,560	138,924	1,087,127	505,107
Realized Investment Income[j]	75,832	11,492	389,948	104,188
Adjustment Related to Realized Investment (Income) Loss - Blackstone's Treasury Cash Management Strategies[k]	(5,049)	6,672	(7,452)	4,321
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[l]	(96,437)	(31,756)	(172,332)	(88,124)
Equity-Based Compensation[m]	9,947	8,745	37,534	31,815
Distributable Earnings	**$ 672,144**	**$ 312,673**	**$ 1,928,053**	**$ 1,042,070**
Interest Expense	34,221	25,268	98,701	77,297
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[l]	96,437	31,756	172,332	88,124
Depreciation and Amortization	7,557	8,956	25,100	26,715
Adjusted EBITDA	**$ 810,359**	**$ 378,653**	**$ 2,224,186**	**$ 1,234,206**

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests in (Income) Loss of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(k)	Represents the elimination of Realized Investment Income (Loss) attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2014 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$353,908	$250,000	$122,933
BCP V	629,356	69,740	—	—
BEP	50,000	24,652	—	—
Tactical Opportunities	112,931	62,890	24,952	13,895
Strategic Partners	131,609	124,264	20,294	19,148
Other (b)	203,604	12,968	—	—
Real Estate
BREP VII	300,000	89,055	100,000	29,685
BREP VI	750,000	41,177	150,000	8,235
BREP Europe III	100,000	14,652	35,000	5,128
BREP Europe IV	100,000	60,594	33,333	20,198
BREP Asia	50,000	33,933	16,667	11,311
BREDS II	50,000	28,168	16,667	9,389
CT Opportunity Partners I	25,000	22,912	—	—
Other (b)	107,951	12,923	—	—
Hedge Fund Solutions
Strategic Alliance II	50,000	2,862	—	—
Strategic Alliance	50,000	2,033	—	—
BAAM Strategic Holdings LP	50,000	46,657	—	—
Other (b)	300	179	—	—
Credit
Capital Opportunities Fund II L.P.	120,000	82,016	110,011	75,189
GSO Capital Solutions II	125,000	116,383	94,555	88,067
Blackstone/GSO Capital Solutions	50,000	9,647	27,666	5,338
Blackstone Credit Liquidity Partners	32,244	1,612	—	—
BMezz II	17,692	3,085	—	—
Other (b)	60,041	35,622	2,909	1,719
Other
Treasury	150,264	142,094	—	—

Total	$4,035,710	$1,394,026	$882,054	$410,235

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2014, no units were repurchased. As of September 30, 2014, the amount remaining under this program available for repurchases was $335.8 million.

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

With respect to fiscal year 2014, we have paid to common unitholders a distribution of $0.44 in respect of the third quarter, aggregating $1.34 per common unit in respect of the nine months ended September 30, 2014. With respect to fiscal year 2013, we paid aggregate common unitholder distributions of $1.34 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements (a)	Securities Sold, Not Yet Purchased (a)
	(Dollars in Millions)
Balance, September 30, 2014	$93.5	$122.4	$188.4
Balance, December 31, 2013	$149.0	$316.3	$76.2
Nine Months Ended September 30, 2014
Average Daily Balance	$77.8	$135.0	$146.8
Maximum Daily Balance	$197.0	$375.0	$296.4

(a)	The balances presented as of September 30, 2014 include the consolidation of certain Blackstone Funds that occurred on March 31, 2014.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2014 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2014 to December 31, 2014	2015–2016	2017–2018	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$18,189	$134,601	$113,662	$550,114	$816,566
Purchase Obligations	7,301	17,312	844	—	25,457
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	—	2,135,000	2,135,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	30,472	243,762	243,762	1,160,092	1,678,088
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	6,823	—	6,194,617	6,201,440
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	16,039	128,096	127,972	270,019	542,126
Blackstone Funds Capital Commitments to Investee Funds (f)	52,542	—	—	—	52,542
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	151,596	149,623	950,112	1,251,331
Unrecognized Tax Benefits, Including Interest and Penalties (h)	223	519	—	—	742
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,394,026	—	—	—	1,394,026

Consolidated Contractual Obligations	1,518,792	682,709	635,863	11,259,954	14,097,318
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	(6,823)	—	(6,194,617)	(6,201,440)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(16,039)	(128,096)	(127,972)	(270,019)	(542,126)
Blackstone Funds Capital Commitments to Investee Funds (f)	(52,542)	—	—	—	(52,542)

Blackstone Operating Entities Contractual Obligations	$1,450,211	$547,790	$507,891	$4,795,318	$7,301,210

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2014, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2014, at spreads to market rates pursuant to the financing agreements, and range from 0.30% to

10.78%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $0.3 million and interest and penalties of $0.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $19.3 million and interest of $6.5 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2014.

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

As of September 30, 2014, the total clawback obligations were $4.0 million, of which $0.4 million related to Blackstone Holdings and $3.6 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

The carrying value of goodwill was $1.8 billion as of September 30, 2014 and December 31, 2013. Goodwill is reviewed for impairment at least annually, and more frequently if circumstances indicate impairment may have occurred. As of September 30, 2014 and December 31, 2013, we evaluated that it was not more likely than not that the fair value of the Partnership’s operating segments was less than their respective carrying values.

We test goodwill for impairment at the operating segment level (the same as our segments). Management has organized the firm into five operating segments. All of the components in each segment have similar economic characteristics and management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill. Blackstone performed a qualitative assessment as of September 30, 2014 and December 31, 2013 to determine if it was more likely than not that the fair value of its operating segments was less than their respective carrying values.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2014 and September 30, 2013, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2014	2013
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	35%	30%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2014 and September 30, 2013, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$86,241	$1,237,030	$290,556	$65,099	$861,713	$284,991

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2014
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$47,411,119	67%
Real Estate	$64,773,460	68%
Hedge Fund Solutions	$63,595,318	63%
Credit	$41,041,907	43%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2014 and September 30, 2013, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$21,848	$279,198	$40,602	$14,911	$156,000	$36,514

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2014 and September 30, 2013, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2014	2013
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$68	$192

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

	September 30,
	2014			2013
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$16,276	(a)	$10,425	$10,493	(a)	$6,263

(a)	As of September 30, 2014 and 2013, this represents 0.6% and 0.5% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2014	2013
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$49,544	$25,369

(a)	As of September 30, 2014 and 2013, this represents 1.8% and 1.2% of the Treasury Liquidity Portfolio, respectively.

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

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. On July 28, 2014, Blackstone entered into a settlement agreement to resolve all of plaintiffs’ claims without any admission of wrongdoing. On August 7, 2014, plaintiffs filed a motion for preliminary approval of the settlement agreement, and the agreement was preliminarily approved by the court on September 29, 2014. The settlement agreement provides for a settlement payment to the class that was substantially covered by insurance and did not have a material effect on our financial condition or results of operations. The settlement agreement is subject to final approval by the court and the court has scheduled a final settlement approval hearing for February 11, 2015.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2014, no units were repurchased. As of September 30, 2014, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 9, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 6, 2014

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)