Form 10-K
period 2014-12-31
Blackstone Group L.P.
filed 2015-02-27
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2014 was approximately $19.3 billion, which includes non-voting common units with a value of approximately $2.3 billion.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 24, 2015 was 533,288,534. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 24, 2015 was 69,083,468.

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

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/the-blackstone-group), Instagram (instagram.com/Blackstone) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Contact Us/Email Alerts” section of our website at ir.blackstone.com and the “Alerts & Subscriptions” page under “News & Views” at www.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refer to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, certain multi-asset class investment funds which we collectively refer to as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds which invest with a more modest risk profile and lower leverage as Blackstone Property Partners (“BPP”) funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refer to our funds of hedge funds, certain of our real estate debt investment funds and certain other credit-focused funds which are managed by Blackstone.

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

Overview

Blackstone is a leading global alternative asset manager and provider of financial advisory services, with Total Assets Under Management of $290.4 billion as of December 31, 2014. As stewards of public funds, we look to drive outstanding results for our investors and clients by deploying capital and ideas to help businesses succeed and grow. Our alternative asset management businesses include investment vehicles focused on private equity, real estate, hedge fund solutions, non-investment grade credit, secondary funds and multi-asset class exposures falling outside of other funds’ mandates. We also provide a wide range of financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory, capital markets and fund placement services.

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

As of December 31, 2014, we had 137 senior managing directors and employed approximately 910 other investment and advisory professionals at our headquarters in New York and in 23 other cities around the world. We believe hiring, training and retaining talented individuals coupled with our rigorous investment process has supported our excellent investment record over many years. This record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

2014 Highlights

Accelerating Realization Activity

•	Sustained constructive market backdrop has allowed for increasing exit activity for more seasoned investments, with total realizations rising to $45 billion, up from $30 billion in 2013.

•

Active participation in equity and debt capital markets, including over 25 public equity transactions raising over $19 billion in proceeds, and several portfolio company refinancings. Equity capital markets activity included the successful initial public offerings of LaQuinta, Michaels Stores, and Catalent.

Record Global Investment Pace

•	Our funds, including co-investments, invested a record $26.4 billion of capital.

•

Global scale and diversity across asset classes allow Blackstone to identify relative value and move capital to the most attractive opportunities. Nearly half of capital deployed during the year was outside of North America.

Strong Growth in Assets Under Management Despite Record Realization Pace

•

Each of our investing businesses saw positive growth in Assets Under Management in 2014, despite significant levels of realizations, due to continued strong inflows through product and channel diversification, as well as market appreciation.

•

Gross organic capital inflows across our businesses reached $57 billion for 2014, which we believe is a record year for any alternative asset management firm. This was achieved without either our flagship global private equity or real estate funds — historically our largest funds — being in the market for fund-raising.

•	Our second energy fund raised $4.5 billion in the fourth quarter of 2014, hitting its cap, and equating to roughly double the size of the prior fund.

•

In Real Estate, our first Asian real estate fund closed at its cap of $5.0 billion, while our fourth European fund raised nearly €7 billion in total commitments. Our new core+ strategy raised nearly $4 billion in its first year, including our first commingled U.S.-focused open ended core+ fund.

•

Hedge Fund Solutions had external gross inflows of $12.0 billion, including inflows from Blackstone Alternative Asset Management’s (“BAAM”) permanent capital vehicle acquiring general partner interests in hedge funds and additional inflows into BAAM’s registered product platform, which is now $3.2 billion in size. We continued to build out Senfina, BAAM’s multi-strategy trading platform, in order to provide additional capacity and diversification for our clients.

•	Tactical Opportunities commenced fundraising for its second comingled fund, raising $829.5 million in the fourth quarter, with the majority of this fund raise expected in 2015.

•	Final close of our latest Strategic Partners secondary fund of funds, which reached $4.4 billion, or approximately twice the size of the prior fund.

•	Credit continued to diversify the platform and launch new products, driving $21 billion in gross inflows during the year.

New Strategic Direction for our Advisory Business

•

In October, we announced plans to spin off our advisory businesses into an independent, publicly traded firm during 2015, which will be led by Paul Taubman. We believe there is a significant market opportunity for a high quality, independent and diversified advisory practice.

Industry-Leading Credit Rating and Strong Balance Sheet

•	Strong balance sheet with no net debt, $3.4 billion in total cash, corporate treasury and liquid investments, and $1.1 billion undrawn revolver.

•	S&P and Fitch have both affirmed Blackstone’s A+ / A+ credit ratings, making Blackstone the highest rated alternative asset manager and one of the highest rated global financial services firms.

Positively Impacting Communities

•

In support of the White House’s “Joining Forces” initiative, Blackstone launched its Veterans Hiring Initiative, committing to hire 50,000 veterans across our portfolio of companies over a five-year period. In August 2014, Blackstone announced its partnership with its portfolio company Hilton Worldwide, the U.S. Department of Veterans Affairs and Kendall College in Chicago to provide a first-of-its-kind hospitality education program designed to help veterans and their spouses receive the experience and knowledge that can lead to a meaningful career in hospitality management. 20,000 veterans have been hired since the Veterans Hiring Initiative was announced in April 2013.

•	The Blackstone Charitable Foundation continued its efforts aimed at accelerating entrepreneurship, job growth and economic activity as part of its Entrepreneurship Initiative.

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

Private Equity

Our Private Equity segment, established in 1987, is a global business with approximately 220 investment professionals managing $73.1 billion of Total Assets Under Management as of December 31, 2014. We are focused on identifying, managing and creating lasting value for our investors. Our Private Equity segment includes our (a) corporate private equity funds, (b) our Tactical Opportunities business, which pursues a global multi-asset class approach to investing in illiquid assets focused on timely opportunities that fall outside our other alternative fund strategies, (c) Strategic Partners, our secondary private fund of funds business, as well as (d) Blackstone Total Alternatives Solution (“BTAS”), a new investment program for eligible high net worth investors offering exposure to Blackstone’s key illiquid investment strategies through a single commitment. We have raised six general private equity funds as well as three specialized funds focusing on energy and communications-related investments, and we have recently commenced our second Tactical Opportunities fund raise and the fund raise for our seventh general private equity fund. We are currently investing from our sixth general private equity fund, Blackstone Capital Partners VI (“BCP VI”) and our energy fund, Blackstone Energy Partners (“BEP”), which have fund sizes of $15.2 billion and $2.4 billion, respectively. In addition, we are investing capital for Tactical Opportunities which, as of December 31, 2014, had raised $7.0 billion of capital across the platform. As of December 31, 2014, we had raised commitments of $694 million in BTAS.

From an operation focused in our early years on consummating leveraged buyout acquisitions of U.S. based companies, we have grown into a business pursuing transactions throughout the world and executing not only typical leveraged buyout acquisitions of seasoned companies but also transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions. Our Private Equity segment’s multi-dimensional investment approach is guided by several core investment principles: corporate partnerships, sector expertise, a contrarian bias (for example, investing in out-of-favor / under-appreciated industries), global scope, distressed securities investing, significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. Our existing corporate private equity funds invest primarily in control-oriented, privately negotiated investments and generally utilize leverage in consummating the investments they make. For more information concerning the revenues and fees we derive from our Private Equity segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate

We have become a world leader in real estate investing since launching, having built the largerst private real estate investment business in the world since our start in 1991 and, with our approximately 210 investment professionals, manage $80.9 billion of Total Assets Under Management as of December 31, 2014. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment funds, a publicly traded real estate investment trust (“BXMT”) and core+ real estate investments, including the 2014 launch of our first commingled U.S.-focused open ended core+ fund. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. Our core+ funds target stabilized office, multifamily, industrial, and retail assets globally. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds, our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds and our core+ investment funds as our Blackstone Property Partners (“BPP”) funds. Our Real Estate segment’s investing approach is guided by several core investment principles, many of which are similar to our Private Equity segment, including global scope, a significant number of exclusive opportunities, superior financing expertise, operations oversight and a strong focus on value creation. For more information concerning the revenues and fees we derive from our Real Estate segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

Our Hedge Fund Solutions group, which is comprised primarily of Blackstone Alternative Asset Management (“BAAM”), was organized in 1990 and manages a broad range of commingled funds of hedge funds and customized vehicles. BAAM’s businesses also include hedge fund seed, long-only, special situations and advisory platforms. BAAM also has launched a public funds platform. Working with our clients over the past 24 years, BAAM has developed into a leading manager of institutional funds of hedge funds with approximately 150 investment professionals managing $63.6 billion of Total Assets Under Management as of December 31, 2014. BAAM’s overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Credit

Our credit business, comprised principally of GSO Capital Partners LP (“GSO”), with $72.9 billion of Total Assets Under Management as of December 31, 2014 and approximately 140 investment professionals, is a leading participant in the leveraged finance markets. The funds we manage or sub-advise include senior credit-focused funds, distressed debt funds, mezzanine funds and general credit-focused funds concentrated in the leveraged finance marketplace. GSO also manages separately managed accounts and registered investment companies including business development companies. These vehicles have investment portfolios comprised of loans and securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with the investments that the credit-focused funds, separately managed accounts or registered investment companies make. GSO manages 45 separate CLOs as of December 31, 2014, focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

Financial Advisory

Our Financial Advisory segment comprises our financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and Park Hill Group, which provides fund placement services for alternative investment funds. Our financial advisory businesses are global businesses with approximately 260 professionals around the world.

Financial and Strategic Advisory Services (“Blackstone Advisory Partners”). Blackstone Advisory Partners has been an independent provider of creative solutions to institutional clients around the globe on complex strategic initiatives for over 25 years. We focus on a wide range of transaction execution capabilities, such as with respect to acquisitions, mergers, joint ventures, minority investments, asset swaps, divestitures, takeover defenses, corporate finance advisory, private placements and distressed sales. Recent clients include Advance Auto Parts, Aviva plc, Dubai World, Essar Steel, Georgia-Pacific, Market Basket, New World Resources, Noble Group, NYSE Euronext, Oerlikon, Punch Taverns, RockTenn, Sapient, and W.R. Grace. The success of Blackstone Advisory Partners has resulted from a highly experienced team focused on our core principles, including protecting client confidentiality, prioritizing our client’s interests, avoidance of conflicts and senior-level attention. The 19 senior managing directors in Blackstone Advisory Partners have an average of over 20 years of experience each in providing corporate finance and mergers and acquisitions advice. Through Blackstone Advisory Partners, we also provide capital markets services, primarily underwriting securities offerings. Transactions in which we have participated as an underwriter or arranger in 2014 include the initial public offerings of Catalent, La Quinta and Vivint Solar, as well as the debt offerings for Gates, Ipreo, and Cheniere.

Restructuring and Reorganization Advisory Services (“Restructuring and Reorganization”). Our Restructuring and Reorganization group is one of the leading advisers in both out-of-court restructurings and in-court bankruptcies. Our Restructuring and Reorganization team advises companies, creditors, corporate parents, hedge funds, financial sponsors and acquirers of troubled companies. This group is particularly active in large, complex and high-profile deals. Recent clients include Airwave, Essar Steel Algoma, Genco, IVG creditors, MBIA regarding Detroit, New World Resources, OGX, Punch Taverns, Specialty Products Holding Corp., Tragus, Travelport and W.R. Grace. Senior-level attention, out-of-court focus, global emphasis and the ability to facilitate prompt, creative resolutions are critical ingredients in our restructuring and reorganization advisory approach. We have one of the most seasoned and experienced restructuring teams in the financial services industry, working on a significant share of the major restructuring assignments in this area. Our eight senior managing directors have an average of 17 years of experience each in restructuring assignments and employ the skills we feel are crucial to successful restructuring outcomes.

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

Proposed Spin-Off Transaction. On October 10, 2014, we announced plans to spin off our financial and strategic advisory services, restructuring and reorganization advisory services, and our Park Hill fund placement businesses and combine these businesses with PJT Partners, an independent financial advisory firm founded by Paul J. Taubman. Our capital markets business will not be part of the transaction, and will be retained by us. The parties expect the transaction to close in 2015. The new entity will be an independent, publicly traded company, which will be led by Mr. Taubman as Chairman and Chief Executive Officer. The transaction is intended to be tax-free to us and our unitholders.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2014, 2013 and 2012 is set forth in Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading Brazilian alternative asset manager and advisory firm that was founded in 1988. As of December 31, 2014, Pátria’s alternative asset management businesses managed $9.6 billion in assets and include the management of private equity funds ($4.3 billion), real estate funds ($1.3 billion), infrastructure funds ($3.8 billion) and hedge funds ($240 million). Pátria has approximately 200 employees and is led by a group of four managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

Pátria is currently investing its fourth private equity fund, which has $1.3 billion of commitments. During 2014, Pátria also raised its fifth private equity fund, which has approximately $1.8 billion of commitments and has not yet started investing. Pátria’s private equity business primarily targets high-growth industries in Brazil and has successfully built leading companies through its operational focus and platform building approach. Pátria is currently investing its third real estate fund. Its real estate funds have focused primarily on Brazilian real estate development, particularly build-to-suit, sale leaseback and buy-lease transactions. Pátria is also currently pursuing more opportunistic real estate investments within Brazil. Pátria’s infrastructure business is in its third vintage. Its first fund concentrated on renewable energy generation, including early stage projects in Brazil. The second and third infrastructure funds are a joint venture with Promon Engenharia, a leading engineering consultancy firm within Brazil, with a broad mandate for infrastructure and infrastructure-related investments in Brazil and selected other Latin American countries. The firm’s capital management group manages a variety of liquid funds with strategies focused on currency, sovereign debt, credit, interest rates and equities in Brazil. Pátria’s investors are diversified and include Brazilian and international institutional and high-net worth investors.

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

Our Tactical Opportunities business has a substantially similar process to the Private Equity process described above, with the exception of the composition of the review and investment committees. The Tactical Opportunities review committee is comprised of the senior managing directors and managing directors of the Tactical Opportunities business, and the investment committee is comprised of Mr. Schwarzman, Mr. James, the business heads of Blackstone’s Private Equity, Real Estate and Credit businesses, the senior managing directors of our Tactical Opportunities business and two senior managing directors of our Private Equity segment.

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

Real Estate Funds

Our Real Estate investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing, monitoring and exiting investments, as well as pursuing operational improvements and value creation. Our real estate operation has an investment committee similar to that described under “— Private Equity Funds.” After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) will present a proposed transaction at a weekly meeting of the investment committee. The real estate investment committee, which includes Mr. Schwarzman, Mr. James and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making and disposition of each BREP fund investment. The committee also approves significant illiquid investments by the BREDS funds. Additionally, BXMT has an investment risk management committee comprised solely of independent directors, which is responsible for approving certain significant BXMT investments. In addition to members of a deal team and our asset management group responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, senior professionals in the Real Estate segment meet several times each year to review the performance of the funds’ portfolio companies and other investments.

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

Credit

Each of our credit-focused funds has an investment committee similar to that described under “— Private Equity Funds.” The investment committees for the credit-focused funds, which typically include Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover and senior members of the respective investment teams associated with each fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Mr. Goodman, Mr. Smith III and Mr. Ostrover, meet regularly with Mr. Schwarzman and Mr. James to discuss investment and risk management activities and market conditions.

The investment decisions for the customized credit long-only clients and other clients whose portfolios are actively traded are made by separate investment committees, each of which is comprised of the group’s respective senior managing directors, managing directors and other investment professionals. With limited exceptions where the portfolio managers wish to capitalize on time sensitive market opportunities, the investment committee approves all assets that are held by the applicable client. The investment team is staffed by professionals within research, portfolio management, trading and capital formation to ensure active management of the portfolios. Investment decisions (including the approval of the asset for the initial purchase) follow a consensus-based approach. Industry-focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation as well as the risks associated with the overall portfolio composition. Investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team constantly monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Structure and Operation of Our Investment Vehicles

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high-net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. All of our private equity and private real estate funds are commitment structured funds, except certain real estate debt funds and our U.S. and Canada core+ real estate commingled fund, which are structured like hedge funds where all (or a portion) of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our Real Estate business also includes a NYSE listed real estate investment trust, or “REIT”, and a registered closed-end investment company complex, each of which is externally managed by a BREDS-owned adviser. Our credit-focused funds are generally commitment structured funds or hedge funds where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Nine credit-focused vehicles that we manage or sub-advise in whole or in part are registered investment companies (including business development companies). The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds, separately managed accounts and other vehicles are generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Blackstone entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the United States Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers. With respect to BXMT, which is externally managed by a BREDS-owned entity pursuant to a management agreement, it conducts its operations in a manner that allows it to maintain its REIT qualification and also avail itself of the statutory exclusion provided by Section 3(c)(5)(c) of the 1940 Act for companies engaged primarily in investment in mortgages and other liens or investments in real estate.

In some cases, one or more of our investment advisers, including GSO, BAAM and BREDS advisers, advises or sub-advises funds registered under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all operational and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused funds, and other funds or separately managed accounts for the benefit of one or more specified investors, third party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it.

Incentive Arrangements / Fee Structure

Management Fees

The investment adviser of each of our carry funds generally receives an annual management fee based upon a percentage of the fund’s capital commitments, invested capital and/or undeployed capital during the investment period and the fund’s invested capital or investment fair value after the investment period, except that the investment advisers to certain of our credit-focused carry funds receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds and separately managed accounts that invest in hedge funds, generally receives an annual management fee that is based upon a percentage of the fund’s or account’s net asset value. The investment adviser of each of our CLOs and CDOs typically receives annual management fees based upon a percentage of each fund’s total assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria). The investment adviser of our separately managed accounts typically receives annual management fees typically based upon a percentage of each account’s net asset value or invested capital. The investment adviser of each of our credit-focused registered and non-registered investment companies typically receives annual management fees based upon a percentage of each company’s net asset value or total managed assets. The investment adviser of BXMT receives annual management fees based upon a percentage of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its net income, calculated under accounting principles generally accepted in the United States of America (“GAAP”), excluding certain non-cash and other items), subject to certain adjustments. For additional information regarding the management fee rates we receive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition — Management and Advisory Fees”.

The management fees we receive from our carry funds are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The management fees we receive from our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi-annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn (typically between one and three years) and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. The management fees we receive from our separately managed accounts are generally paid on a regular basis (typically quarterly) and may alternatively be based on invested capital or proportionately increase or decrease based on the net asset value of the separately managed account. The management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on as short as 30 days’ prior notice. The management fees we receive from the registered investment companies we manage are generally paid on a regular basis (typically quarterly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing the investment company will generally be subject to contractual rights the company’s board of directors (or, in the case of the business development company we manage, the investment adviser) has to terminate our management of an account on as short as 30 days’ prior notice. The management fees we receive from managing BXMT are paid quarterly and increase or decrease based on, among other things, BXMT’s net proceeds received from equity offerings and accumulated core earnings (subject to certain adjustments).

Incentive Fees

The general partners or similar entities of each of our hedge fund structures receive performance-based allocation fees (“incentive fees”) of generally up to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward (known as a “high water mark”) and/or other hurdle provisions. In some cases, the investment adviser of each of our funds of hedge funds, separately managed accounts that invest in hedge funds and certain registered investment companies is entitled to an incentive fee generally ranging from zero to 15% of the applicable investment vehicle’s net appreciation, subject to a high water mark and in some cases a preferred return. In addition, for the business development companies we sub-advise, we receive incentive fees of 10% of the vehicle’s net appreciation per annum, subject to a preferred return. The external manager of BXMT is entitled to an incentive fee, payable quarterly, in an amount, not less than zero, equal to the product of (a) 20% and (b) the excess of (i) BXMT’s core earnings for the previous 12-month period over (ii) an amount equal to 7.00% per annum multiplied by BXMT’s average outstanding equity (as defined in the management agreement), provided that BXMT’s core earnings over the prior three-year period is greater than zero. Incentive Fees are realized at the end of a measurement period, typically annually (but in certain real estate funds the measurement period is as long as three years). Once realized, such fees are not subject to clawback.

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

For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 6% to 10%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund (or earlier with respect to our real estate, real estate debt and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in a carry fund’s life, (a) the general partner receives in excess of 20% (10% to 15% in the case of certain of our credit-focused and real estate debt carry funds, certain of our secondary funds of funds and certain multi-asset class investment funds) of the fund’s net profits over the life of the fund, or (in certain cases) (b) the carry fund has not achieved investment returns that exceed the preferred return threshold, then we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which the relevant general partner we are ultimately entitled on an after tax basis. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans.

Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50%) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2014, if the various carry funds were liquidated at their current carrying value.

For additional information concerning the clawback obligations we could face, see “— Item 1A. Risk Factors — We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

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

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the limited partner commitments of any particular fund. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Needs” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on a variety of factors, including estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. In many cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time offer to our senior managing directors and employees a part of the funded or unfunded general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.

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

For additional information concerning the competitive risks that we face, see “— Item 1A. Risk Factors — Risks Related to Our Asset Management Business — The asset management business is intensely competitive” and “— Risks Related to Our Financial Advisory Business — We face strong competition from other financial advisory firms”.

Employees

As of December 31, 2014, we employed approximately 2,190 people, including our 137 senior managing directors and approximately 910 other investment and advisory professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

Blackstone/GSO Debt Funds Management Europe Limited is authorized by the Central Bank of Ireland and is authorized to act as a manager of Irish non-UCITS Collective Investment Schemes. Blackstone/GSO Debt Funds Management Europe II Limited is authorized by the Central Bank of Ireland as an Alternative Investment Fund Manager. Certain Blackstone operating entities are licensed and subject to regulation by financial regulatory authorities in Japan, Hong Kong, Australia and Singapore: The Blackstone Group Japan K.K., a financial instruments firm, is registered with Kanto Local Finance Bureau (Kin-sho) and regulated by the Japan Financial Services Agency; The Blackstone Group (HK) Limited is regulated by the Hong Kong Securities and Futures Commission; The Blackstone Group (Australia) Pty Limited ACN 149 142 058 holds an Australian financial services license authorizing it to provide financial services in Australia (AFSL 408376), and is regulated by the Australian Securities and Investments Commission; and The Blackstone Singapore Pte. Ltd is regulated by the Monetary Authority of Singapore (Company Registration Number: 201020503E).

The SEC and various self-regulatory organizations have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms.

As described above, certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, marketing of investment products, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in compliance with the U.S. Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our enterprise risk management function further analyzes our business, investment, and other key risks, reinforcing their importance in our environment. Our Chief Legal Officer and Chief Compliance Officer, together with the Chief Compliance Officers of each of our businesses, supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest, the allocation of investment opportunities and expense allocation.

Our compliance group also monitors the information barriers that we maintain between the public and private side of Blackstone’s businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. To maximize that access without compromising our compliance with our legal and contractual obligations, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.

The firm has an Internal Audit department with a global mandate and dedicated resources that provides risk-based audit, Sarbanes-Oxley compliance, and enterprise risk management functions. Internal Audit aims to provide reasonable, independent, and objective assurance to our management and the board of directors of our general partner that risks are well-managed and that controls are appropriate and effective.

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “Regulatory changes in the United States could adversely affect our business” and “Recent regulatory changes in jurisdictions outside the United States could adversely affect our business” in “— Item 1A. Risk Factors — Risks Related to Our Business.”

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

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

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

For example, the unprecedented turmoil in the global financial markets during 2008 and 2009 provoked significant volatility of securities prices, contraction in the availability of credit and the failure of a number of companies, including leading financial institutions, which had a significant material adverse effect on our investment businesses, particularly our private equity and real estate businesses. During that period, many economies around the world, including the U.S. economy, experienced significant declines in employment, household wealth, and lending. The lack of credit in 2008 and 2009 materially hindered the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impacted our operating results in those periods. While the adverse effects of that period have abated to a significant degree, global financial markets have experienced volatility at various times since that time. As publicly traded equity securities represent a higher proportion of the assets of many of our carry funds than has typically been the case, stock market volatility may have a greater impact on our reported results than in the past. Although base rates are inside of historical averages and all-in financing costs are below those prevailing prior to the recession, there is concern that the favorability of market conditions may be dependent on continued monetary policy accommodation from central banks, especially the U.S. Federal Reserve. In addition, many emerging economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Continued weakness could result in lower returns than we anticipated at the time certain of our investments were made.

Although interest rates have been at historically low levels for the last few years the Federal Reserve has indicated an intention to begin raising rates in the coming months. A period of sharply rising interest rates could have an adverse impact on our business.

Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by the possibility that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, credit rating downgrades, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-focused funds. We are unable to predict whether and to what extent economic and market conditions will improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

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

A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009 or other adverse change, including any regulatory changes that would limit banks’ ability to provide debt financing, to us relating to the terms of such debt financing with, for example, higher rates, higher equity requirements, and/or more restrictive covenants, particularly in the area of acquisition financings for private equity and real estate transactions, would have a material adverse impact on our business. In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets and/or regulatory changes render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that the markets and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

Our revenue, earnings, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common units to decline.

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

With respect to most of our funds of hedge funds as well as our credit-focused, and real estate debt and core+ funds structured like hedge funds, our incentive income is paid annually or semi-annually, and the varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular return threshold. Certain of these funds also have “high water marks” whereby we do not earn incentive income during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If one of these funds experiences losses, we will not be able to earn incentive income from the fund until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of the fund, which could lead to significant volatility in our results.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, (d) fund capital expenditures, (e) service interest payments on our debt and repay debt, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our initial public offering (“IPO”), our $600 million debt offering in August 2009, our $400 million debt offering in September 2010, our $650 million debt offering in August 2012 and our $500 million debt offering in April 2014, our principal sources of cash are: (a) Fee Related Earnings, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1.1 billion revolving credit facility with a final maturity date of May 29, 2019. Our long-term debt totaled $2.1 billion in borrowings from the 2009, 2010, 2012 and 2014 bond issuances and we had no borrowings outstanding against our $1.1 billion revolving credit facility as of December 31, 2014. At the end of 2014, we had $1.4 billion in cash, $1.8 billion invested in our Treasury Cash Management Strategies, $175.8 million invested in liquid Blackstone funds, $2.3 billion invested in illiquid Blackstone funds and $132.0 million invested in other investments.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of such Blackstone Holdings Partnership Units and the distributions in respect of these equity interests may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel. Moreover, prior to our IPO, many of our senior managing directors and other senior personnel had interests in each of our underlying businesses which may have entitled to them to a larger amount of cash distributions than they receive in respect of Blackstone Holdings Partnership Units.

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

We might not be able to provide future senior managing directors with equity interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, if legislation were to be enacted by the U.S. Congress or any state or local governments to treat carried interest as ordinary income rather than as capital gain for tax purposes, such legislation would materially increase the amount of taxes that we and possibly our unitholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “— Risks Related to United States Taxation — Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

Our plan, to the extent that market conditions permit, is to grow our investment businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the investment management and financial advisory businesses. Accordingly, we may pursue growth through acquisitions of other investment management or advisory companies, acquisitions of critical business partners or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) the diversion of management’s attention from our core businesses, (d) assumption of liabilities in any acquired business, (e) the disruption of our ongoing businesses, (f) the increasing demands on or issues related to the combining or integrating operational and management systems and controls, (g) compliance with additional regulatory requirements, and (h) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our recent and planned business initiatives include offering registered investment products and the creation of investment products open to retail investors. These activities will impose additional compliance burdens on us and could also subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays and (e) our ability to identify and enter into mutually beneficial relationships with venture partners. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

The proposed spin-off of our financial and strategic advisory services, restructuring and reorganization advisory services, and Park Hill fund placement businesses is contingent upon the satisfaction of a number of conditions, may not achieve the intended results, may impact the trading price of our common units, could result in substantial tax liability, and may present difficulties that could have an adverse effect on us.

On October 10, 2014, we announced our plan to spin off our financial and strategic advisory services, restructuring and reorganization advisory services, and Park Hill fund placement businesses and combine these business with PJT Partners, an independent financial advisory firm founded by Paul J. Taubman, to form an independent publicly traded company. The proposed spin-off is subject to various conditions, is complex in nature and may be affected by unanticipated developments or changes in market conditions. Completion of the spin-off will be contingent upon the receipt of an opinion of tax counsel that certain internal reorganization transactions in connection with the spin-off should qualify as tax-free under Section 355 and/or Section 368 of the Internal Revenue Code, receipt of regulatory approvals, the effectiveness of appropriate filings with the SEC, certain conditions related to the acquisition of PJT Partners and other customary conditions. For these and other reasons, the spin-off transaction may not be completed as expected in 2015, if at all. Even if the spin-off were completed, it may not achieve the intended results. Further, following the spin-off the trading price of our common units may decline and may experience greater volatility, and the aggregate value of your Blackstone common units and your interests in the newly formed company may not equal or exceed the value of your Blackstone common units had the spin-off not occurred. In addition, we may be responsible for U.S. federal income tax liabilities that relate to the spin-off if certain internal reorganization transactions in connection with the spin-off fail to qualify as tax-free, and our unitholders may also incur U.S. federal income tax liability in such circumstances. Finally, execution of the proposed spin-off will also require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

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

The Obama administration proposed policies similar to Congress that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposal would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration proposed similar changes in its published revenue proposals for 2014 and prior years.

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

Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.

Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.

The 2014 Camp Proposal, in addition to the proposed changes discussed above relating to publicly traded partnerships and carried interest, includes proposed provisions for the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The 2014 Camp Proposal includes numerous revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us, including changes to the rules for depreciating or amortizing assets, including goodwill, and changes to rules affecting real estate investment trusts, partnerships and tax-exempt entities. Former Senator Baucus proposed a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. The Baucus proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Chairman of the House Ways and Means Committee, Paul Ryan, has also identified comprehensive tax reform as a priority for the next congress. Whether these or other proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses.

As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards (“IFRS”) instead of under GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board (“IASB”) and are more focused on objectives and principles and less reliant on detailed rules than GAAP. Today, there remain significant and material differences in several key areas between GAAP and IFRS which would affect Blackstone. Additionally, GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of Blackstone, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, communications and other data processing systems. Our systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise. In addition, our systems face ongoing cybersecurity threats and attacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. If our systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage.

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

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry generally is presently the subject of heightened scrutiny, and the SEC has specifically focused on private equity. In that connection, the SEC’s list of examination priorities includes, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices and allocation of investment opportunities. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients.

We rely on complex exemptions from statutes in conducting our asset management activities.

We regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the 1940 Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer, or any other “covered person”, is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of each of our Quarterly Reports on Form 10-Q filed on May 8, 2014, August 8, 2014 and November 6, 2014 as well as Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Regulatory changes in the United States could adversely affect our business.

As a result of the financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, senior officials at the SEC have recently emphasized their intention to implement a “broken windows” policy, meaning that the SEC will pursue even the most minor violations on the theory that publicly pursuing smaller matters will reduce the prevalence of larger matters. The Director of the SEC’s Division of Enforcement has described “broken windows” as a zero tolerance policy.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to conduct our business:

•

The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies determined to be “systemically important” for supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States.

•

On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance details a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC applies a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC considers whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and is expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve. On July 8, 2013, September 19, 2013, and December 18, 2014, respectively, the FSOC made designations of four non-bank financial companies for Federal Reserve supervision. As expected, we were not among them.

•

On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas.

•

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

•

The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012, kicking off a two-year conformance period. On December 10, 2013, the Federal Reserve and other federal agencies issued the long-awaited final rules implementing the Volcker Rule. Concurrent with the release of such rules, the Federal Reserve issued an order granting an industry-wide one-year extension for all banking entities. As a result, banking entities must have wound down, sold or otherwise conformed their activities, investments and relationships to the requirements of the Volcker Rule by July 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” On December 18, 2014, the Federal Reserve granted an additional one-year extension, giving banking entities until July 21, 2016, in respect of investments in and relationships with certain funds that were in place prior to December 31, 2013 (“legacy covered funds and relationships”). The Federal Reserve also announced that, with respect to legacy covered funds and relationships, it intends to grant a final one-year extension in 2015, which would give banking entities until July 21, 2017 to comply with the Volcker Rule. In addition, the Dodd-Frank Act includes a special provision to address the difficulty banking entities may experience in conforming investments in a private equity fund that qualifies as an “illiquid fund,” or a fund that as of May 1, 2010 was principally invested in, or was contractually committed to principally invest in, illiquid assets and makes all investments pursuant to, and consistent with, an investment strategy to principally invest in illiquid assets. For such a fund, a banking entity may seek approval for an additional extension of up to five years. We do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent.

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

In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member states. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. Compliance with the Basel III standards may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit. See “— Changes in the debt financing markets may negatively impact the ability of our private equity funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower yielding investments and potentially decrease our net income.” In the United States, regulations have been proposed by the federal banking agencies, but they remain pending.

In March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. To the extent that such guidance limits the amount or cost of financing we are able to obtain for our transactions, the returns on our investments may suffer.

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

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

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

The European Union Alternative Investment Fund Managers Directive (the “Directive”), as transposed into national law within the states of the European Economic Area, established a new EEA regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The Directive generally applies to managers with a registered office in the EEA managing one or more alternative investments funds but, to a lesser extent, also impacts non EEA-based managers, such as our affiliates, that market securities of alternative investment funds in the EEA. We have had to comply with certain requirements of the Directive in order to market our investment funds to professional investors in the EEA, including compliance with disclosure and transparency guidelines and asset-stripping restrictions (which prohibit certain distributions to shareholders for 24 months following closing of an acquisition). In addition to implementing the Directive, certain EEA states have changed their national private placement rules, which in some cases restrict our ability to market our investment funds in those states and/or impose additional disclosure, reporting and operational requirements. It is possible that, from no earlier than January 2019, we will be required to comply with the Directive in full in order to market our investment funds to professional investors in the EEA, and we may elect to comply at an earlier point in time in order to facilitate such marketing. In either case this would subject us to a number of additional requirements, including rules relating to the remuneration of certain personnel (principally adopting the provisions of the Capital Requirements Directive), certain capital requirements for alternative investment fund managers, leverage oversight for each investment fund, liquidity management, and retention of depositaries for each investment fund. Compliance with the requirements of the Directive will impose additional compliance burdens and expense for us and could reduce our operating flexibility and fundraising opportunities.

Changes in tax laws by foreign jurisdictions could result from BEPS projects being undertaken by the OECD. The OECD, which represents a coalition of member countries, is contemplating changes to numerous international tax principles, including interest deductibility, transfer pricing, and eligibility for the benefits of double tax treaties. These contemplated changes, if adopted by individual countries, could increase tax uncertainty and/or costs faced by us, our portfolio companies and our investors, change our business model and cause other adverse consequences. The timing or impact of these proposals is unclear at this point. In addition, tax laws, regulations and interpretations are subject to continual changes, which could adversely affect our structures or returns to our investors. For instance, various countries have adopted or proposed tax legislation that may adversely affect portfolio companies and investment structures in countries in which our funds have invested and may limit the benefits of additional investments in those countries.

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

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum, in September 2010, we issued $400 million of ten-year senior notes at a rate of 5.875% per annum, in August 2012, we issued $400 million of ten-year senior notes at a rate of 4.75% per annum and $250 million of thirty-year senior notes at a rate of 6.25% per annum and in April 2014, we issued $500 million of thirty-year senior notes at a rate of 5% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments”. In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of May 29, 2019. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or by issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the activities of our portfolio companies and a variety of other litigation claims. From time to time we, our funds and our portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see “— Legal Proceedings” below for a discussion of certain proceedings to which we are currently a party.

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

In recent years, the U.S. Department of Justice and the U.S. Securities and Exchange Commission have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (“FCPA”). In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.

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

Moreover, with respect to the historical returns of our investment funds:

•

we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•

market conditions in recent years have been favorable as the global markets rebounded from the financial crisis, which helped to generate positive performance, particularly in our private equity and real estate businesses, although there can be no assurance that such conditions will continue,

•

the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

•

the rates of returns of our BCP and BREP funds in some years were positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments,

•

in recent years, there has been increased competition for private equity investment opportunities resulting from the increased amount of capital invested in alternative investment funds and high liquidity in debt markets,

•

our investment funds’ returns in some years benefited from investment opportunities and general market conditions that may not repeat themselves, our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past,

•	newly established funds may generate lower returns during the period in which they initially deploy their capital, and

•

the rates of return reflect our historical cost structure, which may vary in the future due to various factors enumerated elsewhere in this report and other factors beyond our control, including changes in laws.

The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. In addition, future returns will be affected by the applicable risks described elsewhere in this Form 10-K, including risks of the industries and businesses in which a particular fund invests.

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

Many of the hedge funds in which our funds of hedge funds invest and our credit-focused funds, CLOs and CDOs may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost — and the timing and magnitude of such losses may be accelerated or exacerbated — in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

Increases in interest rates could also decrease the value of fixed-rate debt investments that our investment funds make.

Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

The asset management business is intensely competitive.

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. A number of factors serve to increase our competitive risks:

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

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our BCP funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer — potentially for a considerable period of time — sales that they had planned to make. We have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments.

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

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We participated in a significant number of consortium transactions in prior years due to the increased size of many of the transactions in which we were involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “— Our investment funds make investments in companies that we do not control.”

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity and real estate funds may acquire minority equity interests (particularly in consortium transactions, as described in “— We have engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another,

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity,

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation,

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments,

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance,

•	heightened exposure to corruption risk in non-U.S. markets,

•	political hostility to investments by foreign or private equity investors,

•	less publicly available information in respect of companies in non-U.S. markets,

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms,

•	higher rates of inflation,

•	higher transaction costs,

•	difficulty in enforcing contractual obligations,

•	fewer investor protections and less publicly available information in respect of companies in non-U.S. markets,

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

If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% to 15% in the case of certain of our credit-focused and real estate debt carry funds, certain of our secondary funds of funds and certain multi-asset class investment funds) the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled on an after tax basis. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50%) beyond what we actually received in carried interest, although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

The governing agreements of all of our investment funds (with the exception of certain of our funds of hedge funds) provide that, subject to certain conditions, third party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a simple majority vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

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

Investors in all of our carry funds (and certain of our hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. We have not had investors fail to honor capital calls to any meaningful extent. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Third-party investors in private equity, real estate and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.

Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.

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

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, nearly 70% of the investments of our real estate funds (based on current fair values) are in office building, hotel and shopping center assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

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

We are subject to risks in using prime brokers, custodians, counterparties, administrators and other agents.

Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for new regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.

In addition, our risk-management models may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

Although we have risk-management models and processes to ensure that we are not exposed to a single counterparty for significant periods of time, given the large number and size of our funds, we often have large positions with a single counterparty. For example, most of our funds have credit lines. If the lender under one or more of those credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our funds may face liquidity problems.

In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our businesses, results of operation and financial condition.

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto. If our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared and uncleared swaps. The CFTC is also working to provide new guidance regarding prime broker arrangements and intermediation generally with regard to trading on swap execution facilities.

The counterparty risks that we face have increased in complexity and magnitude as a result of disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

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

Our financial advisory business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not predictable and high levels of financial advisory revenue in one quarter are not necessarily predictive of continued high levels of financial advisory revenue in future periods. In addition to the fact that most of our financial advisory engagements are single, non-recurring engagements, we lose clients each year as a result of a client’s decision to retain other financial advisors, the sale, merger or restructuring of a client, a change in a client’s senior management and various other causes. Moreover, in any given year our financial advisory engagements may be limited to a relatively smaller number of clients and an even smaller number of those clients may account for a disproportionate percentage of our financial advisory revenues in any such year. As a result, the adverse impact on our results of operations of one lost engagement or the failure of one transaction or restructuring on which we are advising to be completed could be significant. Revenue volumes in our financial advisory business tend to be affected by economic and capital market conditions, with greater merger activity — and therefore higher revenues in our financial and strategic advisory services business — generally occurring when the economy is growing, and more bankruptcies and restructurings — and therefore higher revenues in our Restructuring and Reorganization Advisory Services business — generally occurring in weak economic periods. Accordingly, our financial advisory revenue can fluctuate up or down considerably depending on economic conditions.

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

The financial advisory industry is intensely competitive, and we expect it to remain so. We compete on both a regional and global basis, and on the basis of a number of factors, including the quality of our employees, depth of client relationship, industry knowledge, transaction execution skills, our range of products and services, innovation and reputation and price. We have always experienced intense competition over obtaining advisory mandates, and we may experience pricing pressures in our financial advisory business in the future as some of our competitors seek to obtain increased market share by reducing fees. Our primary competitors in our financial advisory business are large financial institutions, many of which have far greater financial and other resources and much broader client relationships than us and (unlike us) have the ability to offer a wide range of products, from loans, deposit taking and insurance to brokerage and a wide range of investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services and products in an effort to gain market share, which puts us at a competitive disadvantage and could result in pricing pressures that could materially adversely affect our revenue and profitability. In the current market environment, we are also seeing increased competition from independent boutique advisory firms focused primarily on mergers and acquisitions advisory and/or restructuring services. In addition, Park Hill Group operates in a highly competitive environment and the barriers to entry into the fund placement business are low.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2014, Blackstone Partners L.L.C., an entity wholly owned by our personnel and others who are limited partners, had 50.8% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

As a result of these matters and the provisions referred to under “— Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business”, our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of The Blackstone Group L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.

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

See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Partnership Management and Governance — Conflicts Committee.”

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

Also, if our general partner obtains the approval of the conflicts committee of our general partner, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our general partner of any duties it may owe to us or our common unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Common unitholders, in purchasing our common units, are deemed as having consented to the provisions set forth in the partnership agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, common unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Partnership Management and Governance — Conflicts Committee.”

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

As part of the reorganization related to our IPO we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2014, we have $458.8 million of finite-lived intangible assets (in addition to $1.8 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the IPO and other business transactions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 6.9 years as of December 31, 2014. In addition, as part of the reorganization at the time of our IPO, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units (which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 533,288,534 voting common units outstanding as of February 24, 2015. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings owned an aggregate of 550,853,151 Blackstone Holdings Partnership Units outstanding as of February 24, 2015. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings Partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these common units under the Securities Act and we have filed registration statements that cover the delivery of common units issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement”. While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

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

As of February 24, 2015, we had granted 23,086,495 outstanding deferred restricted common units and 37,663,840 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 147,196,242 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 24, 2015. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “— The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units”, the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

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

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “— The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.” For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

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

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2014, we lease our offices in Atlanta, Beijing, Boston, Chicago, Dubai, Dublin, Düsseldorf, Hong Kong, Houston, London, Los Angeles, Madrid, Menlo Park, Montecito, Mumbai, Paris, San Francisco, Santa Monica, Seoul, Shanghai, Singapore, Sydney and Tokyo. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors” above. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, it is possible that an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleges that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. On July 28, 2014, Blackstone entered into a settlement agreement to resolve all of plaintiffs’ claims without any admission of wrongdoing. The settlement agreement provides for a settlement payment to the class that was substantially covered by insurance and did not have a material effect on our consolidated financial statements. On August 7, 2014, plaintiffs filed a motion for preliminary approval of the settlement agreement, and the agreement was preliminarily approved by the court on September 29, 2014. The settlement agreement is also subject to final approval by the court and the court held a final settlement approval hearing on February 11, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests are traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.” Our common units began trading on the NYSE on June 22, 2007.

The number of holders of record of our common units as of February 24, 2015 was 82. This does not include the number of unitholders that hold common units in “street name” through banks or broker-dealers.

The following table sets forth the high and low intra-day sales prices per common unit, for the periods indicated, as reported by the NYSE and the per unit common unitholder distributions for the indicated fiscal quarters:

	2014			2013
	High	Low	Common Unitholder Distributions (a)	High	Low	Common Unitholder Distributions (a)
First Quarter	$35.39	$29.51	$0.35	$21.09	$15.93	$0.30
Second Quarter	$34.48	$27.56	$0.55	$23.80	$18.76	$0.23
Third Quarter	$36.08	$30.71	$0.44	$25.61	$20.32	$0.23
Fourth Quarter	$34.70	$26.56	$0.78	$31.94	$24.54	$0.58

(a)	Per common unit, presented on a fiscal quarter basis.

Cash Distribution Policy

With respect to fiscal year 2014, we have paid to common unitholders distributions of $0.35, $0.55, $0.44 and $0.78 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.12 per common unit. We have also paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.38, $0.60, $0.56 and $0.92 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.46 per Blackstone Holdings Partnership Unit.

With respect to fiscal year 2013, we paid to common unitholders distributions of $0.30, $0.23, $0.23 and $0.58 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $1.34 per common unit. We also paid $0.31, $0.28, $0.26 and $0.67 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $1.52 per Blackstone Holdings Partnership Unit.

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

Our intention is to distribute quarterly to common unitholders approximately 85% of The Blackstone Group L.P.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount distributed could also be adjusted upward in any one quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner, and our general partner may change our distribution policy at any time, including, without limitation, to reduce the quarterly distribution payable to our common unitholders or even to eliminate such distributions entirely.

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

Because the wholly owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Note 17. “Related Party Transactions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data”, the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders are expected to be less, on a per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units.

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

Unit Repurchases in the Fourth Quarter of 2014

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2014, no units were repurchased. See “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15. Net Income (Loss) Per Common Unit” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

The consolidated statements of financial condition and income data as of and for the five years ended December 31, 2014 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2014 and 2013 and the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2011, 2010 and 2009 and the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,497,252	$2,193,985	$2,030,693	$1,811,750	$1,584,748
Performance Fees	4,374,262	3,544,057	1,593,052	1,182,660	937,834
Investment Income	534,000	800,308	350,194	213,323	561,161
Interest and Dividend Revenue and Other	79,214	74,818	45,502	44,843	35,599

Total Revenues	7,484,728	6,613,168	4,019,441	3,252,576	3,119,342

Expenses
Compensation and Benefits	3,154,371	3,257,667	2,605,244	2,738,425	3,610,189
General, Administrative and Other	549,463	474,442	548,738	566,313	466,358
Interest Expense	121,524	107,973	72,870	57,824	41,229
Fund Expenses	30,498	26,658	33,829	25,507	26,214

Total Expenses	3,855,856	3,866,740	3,260,681	3,388,069	4,143,990

Other Income
Reversal of Tax Receivable Agreement Liability	—	20,469	—	197,816	—
Net Gains from Fund Investment Activities	357,854	381,664	256,145	14,935	501,994

Total Other Income	357,854	402,133	256,145	212,751	501,994

Income (Loss) Before Provision for Taxes	3,986,726	3,148,561	1,014,905	77,258	(522,654)
Provision for Taxes	291,173	255,642	185,023	345,711	84,669

Net Income (Loss)	3,695,553	2,892,919	829,882	(268,453)	(607,323)
Net Income (Loss) Attributable to Redeemable Non- Controlling Interests in Consolidated Entities	74,794	183,315	103,598	(24,869)	87,651
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	335,070	198,557	99,959	7,953	343,498
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,701,100	1,339,845	407,727	(83,234)	(668,444)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$1,584,589	$1,171,202	$218,598	$(168,303)	$(370,028)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net Income (Loss) Per Common Unit, Basic and Diluted
Common Units, Basic	$2.60	$2.00	$0.41	$(0.35)	$(1.02)

Common Units, Diluted	$2.58	$1.98	$0.41	$(0.35)	$(1.02)

Distributions Declared Per Common Unit (a)	$1.92	$1.18	$0.52	$0.62	$0.60

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal year 2014, we declared a final fourth quarter distribution per common unit of $0.78, which was paid in February 2015.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$31,510,894	$29,678,606	$28,931,552	$21,909,129	$18,844,605
Senior Notes	$2,150,503	$1,664,306	$1,670,853	$1,051,705	$1,010,911
Total Liabilities (a)	$14,177,347	$15,300,935	$17,716,605	$12,656,843	$10,591,248
Redeemable Non-Controlling Interests in Consolidated Entities	$2,441,854	$1,950,442	$1,556,185	$1,091,833	$659,390
Total Partners’ Capital	$14,891,693	$12,427,229	$9,658,762	$8,160,453	$7,593,967

(a)	The increase in total assets and total liabilities from December 31, 2011 to December 31, 2012 was principally due to the acquisition of Harbourmaster, a leading European leveraged loan manager and adviser and the resultant GAAP required consolidation of certain managed CLO vehicles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is organized into five business segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds, since we established this business in 1987. We refer to these managed corporate private equity funds collectively as our Blackstone Capital Partners (“BCP”) funds. Our Private Equity segment also includes Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), which are multi-asset class investment accounts, Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business and Blackstone Total Alternatives Solution (“BTAS”), a new investment program for eligible high net worth investors offering exposure to Blackstone’s key illiquid investment strategies through a single commitment. Through our private equity funds we pursue transactions throughout the world, including leveraged buyout acquisitions of seasoned companies, transactions involving growth equity or start-up businesses in established industries, minority investments, corporate partnerships, distressed debt, structured securities and industry consolidations, in all cases in strictly friendly transactions.

•

Real Estate. We are a world leader in real estate investing, having built the largest private real estate investment business in the world since our start in 1991. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment funds, a publicly traded real estate investment trust (“BXMT”) and core+ real estate investments, including the 2014 launch of our first commingled U.S.-focused open ended core+ fund. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. Our core+ funds target stabilized office, multifamily, industrial, and retail assets globally. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds, our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds and our core+ investment funds as our Blackstone Property Partners (“BPP”) funds.

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

Global equity and debt markets generally had another positive year in 2014, although returns were significantly lower than 2013 levels, with a sharp increase in volatility late in the year. The CBOE Volatility Index rose 40% during 2014, and high yield spreads widened sharply in the fourth quarter, largely driven by weakness in the energy sector, as investors considered the implications of a steep decline in oil prices.

The outlook for global economic growth deteriorated throughout the year, resulting in sustained or increased accommodative monetary policies from several central banks. However, economic activity in the U.S. continued to strengthen and the unemployment rate declined further to a stated rate of 5.6% at year end. The S&P 500 rose 11.4% for the year, making it one of the best-performing developed equity markets. The U.S. dollar strengthened sharply against most major currencies, and that has continued into 2015.

The U.S. Federal Reserve ended its quantitative easing program in October, but reiterated its plans to maintain the federal funds rate at historically low levels for the intermediate term. Contrary to market expectations in early 2014, benchmark rates fell further during the year, with the 10-Year Treasury yield declining 86 basis points to 2.17%.

The global real estate investment environment is generally characterized by limited new supply and moderate levels of debt capital. In the U.S., real estate fundamentals appear healthy. Although distress is limited, new construction remains well below historic levels, and when combined with a strengthening economy, supports improving fundamentals across nearly every real estate asset class. Real estate debt markets in the U.S. have also recovered, with $94 billion in 2014 commercial mortgage backed securities issuance significantly up from post-crisis lows, but remain less than half of the pre-crisis high of $229 billion. There continues to be distress in European real estate markets. The European lending environment also remains dislocated, while bank deleveraging due to enhanced regulatory pressures drove asset sales north of €80 billion in 2014. In Asia, economic growth in China and India have moderated yet continue to support robust demand dynamics. Ongoing capital market dislocation across emerging markets in Asia has provided minimal liquidity for real estate owners and reduced financing for new construction.

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

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” and “— Critical Accounting Policies, Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are granted based on the amount such limited partners reimburse the Blackstone Funds for placement fees.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation consists of Carried Interest (which may be distributed in cash or in-kind) and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

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

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its five segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds we manage. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. EI, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. (See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data”.)

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

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings, which is a measure not prepared under GAAP (a “non-GAAP” measure), is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of Distributable Earnings.

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

Financial Highlights

The following charts highlight certain financial metrics(a):

(a)	Total Revenues represents the total segment amounts. Net Realized Performance Fees represents total segment Performance Fees for Realized Carried Interest and Realized Incentive Fees less Performance Fee Compensation for Realized Carried Interest and Realized Incentive Fees. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. CAGR is the compound annual growth rate. Net Realization Activity represents the sum of Net Realized Incentive Fees, Net Realized Carried Interest, Net Realized Investment Income, Taxes and Related Payables and Equity-Based Compensation. For the components of Net Realization Activity, other than Economic Income, see the reconciliation of Fee Related Earnings, Distributable Earnings and Economic Net Income at “— Liquidity and Capital Resources — Sources of Liquidity” below. For Net Performance Fee Receivable, see “— Consolidated Results of Operations — Net Accrued Performance Fees” below.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2014. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,497,252	$2,193,985	$2,030,693	$303,267	14%	$163,292	8%

Performance Fees
Realized
Carried Interest	2,450,082	943,958	327,422	1,506,124	160%	616,536	188%
Incentive Fees	249,005	464,838	301,801	(215,833)	-46%	163,037	54%
Unrealized
Carried Interest	1,704,924	2,158,010	994,190	(453,086)	-21%	1,163,820	117%
Incentive Fees	(29,749)	(22,749)	(30,361)	(7,000)	-31%	7,612	25%

Total Performance Fees	4,374,262	3,544,057	1,593,052	830,205	23%	1,951,005	122%

Investment Income
Realized	523,735	188,644	93,963	335,091	178%	94,681	101%
Unrealized	10,265	611,664	256,231	(601,399)	-98%	355,433	139%

Total Investment Income	534,000	800,308	350,194	(266,308)	-33%	450,114	129%

Interest and Dividend Revenue	69,809	64,511	40,354	5,298	8%	24,157	60%
Other	9,405	10,307	5,148	(902)	-9%	5,159	100%

Total Revenues	7,484,728	6,613,168	4,019,441	871,560	13%	2,593,727	65%

Expenses
Compensation and Benefits
Compensation	1,868,868	1,844,485	2,091,698	24,383	1%	(247,213)	-12%
Performance Fee Compensation
Realized
Carried Interest	815,643	257,201	96,433	558,442	217%	160,768	167%
Incentive Fees	110,099	200,915	140,042	(90,816)	-45%	60,873	43%
Unrealized
Carried Interest	379,037	966,717	321,599	(587,680)	-61%	645,118	201%
Incentive Fees	(19,276)	(11,651)	(44,528)	(7,625)	-65%	32,877	74%

Total Compensation and Benefits	3,154,371	3,257,667	2,605,244	(103,296)	-3%	652,423	25%
General, Administrative and Other	549,463	474,442	548,738	75,021	16%	(74,296)	-14%
Interest Expense	121,524	107,973	72,870	13,551	13%	35,103	48%
Fund Expenses	30,498	26,658	33,829	3,840	14%	(7,171)	-21%

Total Expenses	3,855,856	3,866,740	3,260,681	(10,884)	-0%	606,059	19%

Other Income
Reversal of Tax Receivable Agreement Liability	—	20,469	—	(20,469)	-100%	20,469	N/M
Net Gains from Fund Investment Activities	357,854	381,664	256,145	(23,810)	-6%	125,519	49%

Total Other Income	357,854	402,133	256,145	(44,279)	-11%	145,988	57%

Income Before Provision for Taxes	3,986,726	3,148,561	1,014,905	838,165	27%	2,133,656	210%
Provision for Taxes	291,173	255,642	185,023	35,531	14%	70,619	38%

Net Income	3,695,553	2,892,919	829,882	802,634	28%	2,063,037	249%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	74,794	183,315	103,598	(108,521)	-59%	79,717	77%
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	335,070	198,557	99,959	136,513	69%	98,598	99%
Net Income Attributable to Non- Controlling Interests in Blackstone Holdings	1,701,100	1,339,845	407,727	361,255	27%	932,118	229%

Net Income Attributable to The Blackstone Group L.P.	$1,584,589	$1,171,202	$218,598	$413,387	35%	$952,604	436%

N/M    Not meaningful.

Revenues

Total Revenues were $7.5 billion for the year ended December 31, 2014, an increase of $871.6 million, or 13%, compared to $6.6 billion for the year ended December 31, 2013. The increase was primarily attributable to increases in Performance Fees and Management and Advisory Fees, Net of $830.2 million and $303.3 million, respectively. These increases were partially offset by a decrease in Investment Income of $266.3 million.

The increase in Performance Fees was primarily driven by increases in our Private Equity segment of $1.2 billion, principally due to performance in our BCP V and BCP VI funds, which generated net returns of 24% and 18%, respectively, with BCP V crossing its preferred return threshold during the period. Performance Fees in our Real Estate segment decreased by $137.8 million to $2.0 billion due to a year over year decrease in the net appreciation of investments in our BREP carry funds from 31.3% to 20.9%. For the year ended December 31, 2014, the increase in carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, was driven by sustained strong operating fundamentals in the private portfolio (23.2%, $8.8 billion) and public portfolio appreciation (17.0%, $3.7 billion). Performance Fees decreased by $75.8 million in our Hedge Fund Solutions segment due to lower returns. Performance Fees decreased by $199.9 million in our Credit segment due to challenging market conditions for lower rated credits in our hedge fund strategies business and a lower rate of appreciation in our rescue lending business.

The increase in Management and Advisory Fees, Net was due to increases in our Hedge Fund Solutions segment of $72.0 million, our Private Equity segment of $71.9 million, our Real Estate segment of $63.6 million, and our Credit segment of $63.8 million. The increase in our Hedge Fund Solutions segment was primarily due to an increase in Fee-Earning Assets Under Management. The increase in our Private Equity segment was primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles and Strategic Partners secondary private fund of funds business as well as the inclusion of the Strategic Partners management fees for the full year. The increase in our Real Estate segment was principally due to fees generated from fundraising within BREP Europe IV, BREP Asia, BPP and invested capital within BREDS, partially offset by the expiration of BREP V and realizations across the portfolio. The increase in our Credit segment was driven by the incremental capital raised for our hedge fund strategies business and business development companies.

The decrease in Investment Income was primarily due to decreases in our Real Estate and Private Equity segments of $152.4 million and $71.0 million, respectively. The decrease in our Real Estate segment was due to a year over year decrease in the net appreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other BREP funds. The decrease in our Private Equity segment was driven by our BCP V and BEP funds which generated strong net returns of 24% and 12%, respectively, for the year but were slightly lower than the returns generated in the full year 2013.

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

Expenses

Expenses were $3.9 billion for the year ended December 31, 2014, a decrease of $10.9 million compared to $3.9 billion for the year ended December 31, 2013. The decrease was primarily attributable to a decrease in Performance Fee Compensation of $127.7 million, partially offset by increases of $75.0 million, $24.4 million and $13.6 million, respectively, in General, Administrative and Other, Compensation and Interest Expense. The decrease in Performance Fee Compensation was due to lower compensation ratios on Performance Fee Revenue and pre-IPO deals. A significant amount of the Performance Fees granted to employees on deals closed prior to the IPO were exchanged for units of Blackstone at the time of the IPO. Therefore, for these pre-IPO deals, Blackstone retains significantly more of the Performance Fees that it earns than it does for deals closed after the IPO. This results in lower Performance Fee Compensation for pre-IPO deals. A significant amount of the Performance Fees granted to employees on deals closed prior to the IPO were exchanged for units of Blackstone at the time of the IPO. Therefore, for these pre-IPO deals, Blackstone retains significantly more of the Performance Fees that it earns than it does for deals closed after the IPO. This results in lower Performance Fee Compensation for pre-IPO deals. The $75.0 million increase in General, Administrative and Other was primarily due to spinoff transaction related charges, professional fees, occupancy increases and business development costs. The $24.4 million increase in Compensation was due to an overall increase in revenue, on which compensation is based, offset by lower equity-based amortization charges on our transaction-related awards and a reduction of compensation expense due to a change in the terms of Deferred Compensation Plan awards which require future service and are therefore no longer expensed immediately. This resulted in $102.6 million less Compensation recorded in the fourth quarter of 2014 than would have been recorded under the prior plan. The $13.6 million increase in Interest Expense was primarily related to Blackstone’s issuance of senior notes during the second quarter of 2014.

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

Other Income

Other Income was $357.9 million for the year ended December 31, 2014, a decrease of $44.3 million compared to $402.1 million for the year ended December 31, 2013. The decrease was comprised of decreases in Net Gains from Fund Investment Activities of $23.8 million and Reversal of Tax Receivable Agreement of $20.5 million.

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

Other Income — Net Gains from Fund Investment Activities was $357.9 million for the year ended December 31, 2014, a decrease of $23.8 million compared to $381.7 million for the year ended December 31, 2013. This decrease was primarily comprised of decreases in our Hedge Fund Solutions and Private Equity segments of $99.4 million and $25.0 million, respectively, partially offset by increases of $40.7 million and $39.4 million in our Real Estate and Credit segments, respectively. The decrease in our Hedge Fund Solutions segment was primarily the result of a decrease in investment performance from certain of our consolidated funds. The Real Estate increase was driven by valuation gains on investments across our global Real Estate funds. The increase in our Credit segment was primarily due to lower valuations on the liabilities of certain consolidated CLO vehicles, which led to increases in unrealized gains.

For the year ended December 31, 2014, there was no Reversal of Tax Receivable Agreement resulting in a decrease of $20.5 million.

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

Other Income — Net Gains from Fund Investment Activities was $381.7 million for the year ended December 31, 2013, an increase of $125.5 million compared to $256.1 million for the year ended December 31, 2012. This increase was primarily comprised of increases in our Hedge Fund Solutions, Real Estate and Private Equity segments of $111.3 million, $67.7 million and $54.3 million, respectively, partially offset by a decrease of $107.8 million in our Credit segment. The increase in our Hedge Fund Solutions segment was primarily the result of an increase in investment performance from certain of our consolidated funds. The Real Estate increase in 2013 was driven by valuation gains on investments across our global Real Estate funds. The Private Equity increase in 2013 was driven by returns across all of our significant funds. The decrease in our Credit segment was primarily due to higher valuations on the liabilities of the consolidated CLO vehicles, which led to increases in unrealized losses.

Also included in Other Income in 2013 was $20.5 million of income attributable to the reversal of the tax receivable agreement liability.

Provision for Taxes

Blackstone’s Provision for Taxes for the years ended December 31, 2014, 2013 and 2012 was $291.2 million, $255.6 million and $185.0 million, respectively. This resulted in an effective tax rate of 7.3%, 8.1% and 18.2%, respectively, based on our Income Before Provision for Taxes of $4.0 billion, $3.1 billion and $1.0 billion, respectively.

One factor contributed to the 0.8% decrease in the effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013. In 2014 and 2013, book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that are not tax deductible since they represent a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense does not change significantly in 2014 compared to 2013, the impact of the effective tax rate increase was 1.1% and 1.6% in 2014 and 2013, respectively, resulting from the significant increase in pre-tax book income in 2014 compared to 2013.

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

Additional information regarding our income taxes can be found in Note 14. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Non-Controlling Interests in Consolidated Entities

The Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income — Net Gains from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group L.P.

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

For the years ended December 31, 2014, 2013 and 2012, the net income before taxes allocated to Blackstone Holdings was 47.9%, 49.3% and 53.1%, respectively. The decreases of 1.4% and 3.8% were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reversal of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2014, 2013 and 2012. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”.

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2014					2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440
Inflows, including Commitments (a)	6,757,450	11,536,435	12,021,209	19,536,351	49,851,445	9,884,340	13,835,625	9,098,002	15,382,428	48,200,395
Outflows, including Distributions (b)	(1,124,355)	(295,067)	(5,362,968)	(3,915,309)	(10,697,699)	(392,882)	(1,329,763)	(3,626,636)	(2,085,211)	(7,434,492)
Realizations (c)	(4,733,564)	(8,719,534)	(312,486)	(7,028,884)	(20,794,468)	(4,025,167)	(3,649,494)	(348,126)	(8,871,543)	(16,894,330)

Net Inflows	899,531	2,521,834	6,345,755	8,592,158	18,359,278	5,466,291	8,856,368	5,123,240	4,425,674	23,871,573
Market Appreciation (Depreciation) (d)	390,121	(751,569)	2,205,966	(1,493,736)	350,782	84,057	5,096	4,263,806	1,876,767	6,229,726

Balance, End of Period (e)	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739

Increase	$1,289,652	$1,770,265	$8,551,721	$7,098,422	$18,710,060	$5,550,348	$8,861,464	$9,387,046	$6,302,441	$30,101,299
Increase	3%	3%	16%	14%	9%	15%	21%	22%	14%	18%

	Year Ended December 31,
	2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,237,791	$31,236,540	$37,819,636	$30,462,786	$136,756,753
Inflows, including Commitments (a)	2,628,583	14,584,089	5,460,096	20,055,005	42,727,773
Outflows, including Distributions (b)	—	(1,486,257)	(2,871,612)	(1,700,137)	(6,058,006)
Realizations (c)	(2,844,946)	(2,530,057)	(143,677)	(4,811,088)	(10,329,768)

Net Inflows (Outflows)	(216,363)	10,567,775	2,444,807	13,543,780	26,339,999
Market Appreciation (d)	28,739	127,024	3,214,348	1,413,577	4,783,688

Balance, End of Period (e)	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440

Increase (Decrease)	$(187,624)	$10,694,799	$5,659,155	$14,957,357	$31,123,687
Increase (Decrease)	-1%	34%	15%	49%	23%

	Year Ended December 31,
	2014					2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960
Inflows, including Commitments (a)	13,677,363	11,080,384	11,428,764	20,763,360	56,949,871	14,420,278	17,686,592	9,337,644	18,834,429	60,278,943
Outflows, including Distributions (b)	(1,624,064)	(896,394)	(5,430,780)	(4,219,797)	(12,171,035)	(653,357)	(1,049,598)	(3,854,587)	(2,810,710)	(8,368,252)
Realizations (c)	(15,379,066)	(20,389,808)	(416,882)	(8,433,213)	(44,618,969)	(9,584,276)	(8,298,220)	(447,960)	(11,195,989)	(29,526,445)

Net Inflows (Outflows)	(3,325,767)	(10,205,818)	5,581,102	8,110,350	159,867	4,182,645	8,338,774	5,035,097	4,827,730	22,384,246
Market Appreciation (Depreciation) (d)	10,723,988	11,658,217	2,347,105	(265,738)	24,463,572	10,489,413	14,376,369	4,529,861	3,757,781	33,153,424

Balance, End of Period (e)	$73,073,252	$80,863,187	$63,585,670	$72,858,960	$290,381,069	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630

Increase	$7,398,221	$1,452,399	$7,928,207	$7,844,612	$24,623,439	$14,672,058	$22,715,143	$9,564,958	$8,585,511	$55,537,670
Increase	11%	2%	14%	12%	9%	29%	40%	21%	15%	26%

	Year Ended December 31,
	2012
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$45,863,673	$42,852,669	$40,534,768	$36,977,394	$166,228,504
Inflows, including Commitments (a)	4,233,716	12,566,140	5,338,892	24,489,441	46,628,189
Outflows, including Distributions (b)	(76,495)	(262,300)	(2,983,054)	(2,429,344)	(5,751,193)
Realizations (c)	(3,452,647)	(3,926,671)	(184,798)	(5,179,250)	(12,743,366)

Net Inflows	704,574	8,377,169	2,171,040	16,880,847	28,133,630
Market Appreciation (d)	4,434,726	5,465,807	3,386,697	2,570,596	15,857,826

Balance, End of Period (e)	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960

Increase	$5,139,300	$13,842,976	$5,557,737	$19,451,443	$43,991,456
Increase	11%	32%	14%	53%	26%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2014 included $266.2 million and $345.1 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $216.7 billion at December 31, 2014, an increase of $18.7 billion, or 9%, compared to $198.0 billion at December 31, 2013. The net increase was due to:

•	Inflows of $49.9 billion related to:

•

$19.5 billion in our Credit segment driven by $4.9 billion raised in our business development companies (“BDCs”), $5.6 billion raised in CLO launches, $3.9 billion raised in hedge fund strategies, and $2.4 billion of capital deployed in our mezzanine and rescue lending funds,

•

$11.5 billion in our Real Estate segment primarily related to capital raised for BREP Europe IV ($3.0 billion), BREP Asia ($1.8 billion), BPP ($0.9 billion), BXMT ($780 million) and capital raised and/or invested for BREDS ($3.1 billion),

•

$6.8 billion in our Private Equity segment primarily due to fundraising related to Strategic Partners’ sixth fund as well as additional capital raised for our Tactical Opportunities investment vehicles, and

•

$12.0 billion in our Hedge Fund Solutions segment mainly related to growth in its customized and commingled products and co-investment platform, additional closings on the general partner interests vehicle, and the launch of BAAM’s second alternative investment-focused mutual fund and first liquid alternative UCITS structure fund.

•

Market appreciation of $350.8 million principally due to solid returns from the BAAM Principal Solutions funds in our Hedge Fund Solutions segment offset by $1.5 billion in market depreciation for U.S. and European CLOs in the Credit segment.

Offsetting these increases were:

•	Realizations of $20.8 billion primarily driven by:

•

$7.0 billion in our Credit segment primarily due to $5.2 billion returned to CLO investors from CLOs that are post their reinvestment periods and $1.8 billion returned across the Mezzanine and Rescue Lending funds,

•

$4.7 billion in our Private Equity segment primarily resulting from $3.3 billion return of capital from our BCP V fund including public share sales of Hilton, Pinnacle, and Nielsen and strategic sales in Apria, United Biscuits and Mivisa, and $1.0 billion of fee earning realizations in Strategic Partners, and

•

$8.7 billion in our Real Estate segment primarily due to realizations from BREP VI ($2.7 billion), BREP V ($1.0 billion), BREP Europe III ($0.6 billion), co-invest ($1.5 billion) and BREDS ($2.5 billion).

•	Outflows of $10.7 billion primarily attributable to:

•	$5.4 billion in our Hedge Fund Solutions segment primarily due to the liquidity needs of limited partners, and certain strategic shifts in their programs.

•	$3.9 billion in our Credit segment primarily from our long-only platform, hedge fund strategies and business development companies.

BAAM had net inflows of $1.3 billion from January 1 through February 1, 2015.

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

Total Assets Under Management

Total Assets Under Management were $290.4 billion at December 31, 2014, an increase of $24.6 billion, or 9%, compared to $265.8 billion at December 31, 2013. The net increase was due to:

•	Inflows of $56.9 billion primarily related to:

•	$20.8 billion in our Credit segment due to the reasons noted above in Fee-Earning Assets Under Management,

•

$11.1 billion in our Real Estate segment attributable to capital raised for BREP Europe IV ($3.1 billion), BREP Asia ($1.8 billion), BPP ($2.3 billion), BXMT ($780 million) and capital raised for BREDS ($1.2 billion),

•

$13.7 billion in our Private Equity segment due primarily to capital raised for Strategic Partners’ sixth fund of funds, our second energy focused fund and additional capital raised for our Tactical Opportunities investment vehicles, and

•	$11.4 billion in our Hedge Fund Solutions segment due primarily to the reasons noted above in Fee-Earning Assets Under Management.

•	Market appreciation of $24.5 billion due to:

•	$11.7 billion in our Real Estate segment driven by sustained strong operating fundamentals in the private portfolio (23.2%, $8.8 billion) and public portfolio appreciation (17.0%, $3.7 billion),

•	$10.7 billion in our Private Equity segment driven by significant returns in funds across the segment, primarily in BCP V and BCP VI, and

•	$2.3 billion in our Hedge Fund Solutions segment driven by BAAM’s Principal Solutions Composite up 7.0% gross.

Offsetting these increases were:

•	Realizations of $44.6 billion driven by:

•

$20.4 billion in our Real Estate segment due to realizations from BREP VI ($7.3 billion), BREP V ($2.4 billion), BREP Europe III ($1.4 billion), co-invest ($3.6 billion), BREP VII ($2.1 billion) and BREDS ($2.0 billion).

•	$15.4 billion in our Private Equity segment due to execution on monetization opportunities across our corporate private equity portfolio, and

•	$8.4 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds,

•	Outflows of $12.2 billion primarily attributable to:

•	$5.4 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners, and certain strategic shifts in their programs.

•	$4.2 billion in our Credit segment primarily due to reasons noted above in Fee-Earning Assets Under Management.

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

•	$4.5 billion in our Hedge Fund Solutions segment driven by $4.1 billion of appreciation in customized and commingled funds; BAAM’s Principal Solutions Composite up 12.8% gross, and

•	$3.8 billion in our Credit segment primarily driven by $1.5 billion of gains in Hedge Fund Strategies and BDCs as well as $1.5 billion of appreciation in our carry funds.

Offsetting these increases were:

•	Realizations of $29.5 billion driven by:

•	$11.2 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds,

•	$9.6 billion in our Private Equity segment due to realization activity through public markets, strategic sales and credit markets,

•	$8.3 billion in our Real Estate segment primarily due to realizations from various investments across the segment, primarily from our BREP funds ($5.9 billion) and BREDS funds ($1.4 billion).

•	Outflows of $8.4 billion primarily attributable to:

•	$3.9 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners,

•	$2.8 billion in our Credit segment primarily from our long-only platform, and

•	$1.0 billion in our Real Estate segment primarily due to the termination of the investment period of certain BREDS drawdown funds and redemptions within the debt strategies hedge funds.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note: Totals	in graph may not add due to rounding.

	Year Ended December 31,			2013 vs. 2012		2014 vs. 2013
	2012	2013	2014	$	%	$	%
Limited Partner Capital Invested
Private Equity	$3,223,535	$2,568,582	$9,623,273	$(654,953)	-20%	$7,054,691	275%
Real Estate	8,218,175	9,741,277	11,235,142	1,523,102	19%	1,493,865	15%
Hedge Fund Solutions	200,841	431,275	854,128	230,434	115%	422,853	98%
Credit	2,256,420	1,438,570	2,656,958	(817,850)	-36%	1,218,388	85%

Total	$13,898,971	$14,179,704	$24,369,501	$280,733	2%	$10,189,797	72%

Limited Partner Capital Invested was $24.4 billion for the year ended December 31, 2014, an increase of $10.2 billion, or 72%, from $14.2 billion for the year ended December 31, 2013. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative size and timing of investment closings within those segments. Our Private Equity segment deployed significantly greater capital in 2014 than in 2013 as we found strong opportunities that fit within our core investment philosophy for our corporate private equity funds as well as increased capital deployment opportunities within our Tactical Opportunities and Strategic Partners businesses. Our Real Estate segment deployed $11.2 billion of capital in 2014, a 15% increase from 2013 as investments outside of the U.S. comprised 62% of total investments up from 44% in 2013. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed for the year ended December 31, 2014 was higher compared to the year ended December 31, 2013 primarily due to a greater number of investment opportunities in our carry funds that fit within our investment philosophy.

The following presents the committed undrawn capital available for investment (“dry powder”) as of December 31, 2014, 2013 and 2012:

Note:	Totals may not add due to rounding. Amounts are as of December 31 of each year.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of December 31, 2014 and 2013. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

	December 31,
	2014	2013
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$282	$424
BCP V Carried Interest	1,050	26
BCP VI Carried Interest	233	108
BEP Carried Interest	63	65
Tactical Opportunities Carried Interest	24	8
Strategic Partners V Carried Interest	4	1
Korea Carried Interest	1	—

Total Private Equity (a)	1,657	632

Real Estate
BREP IV Carried Interest	18	—
BREP V Carried Interest	602	603
BREP VI Carried Interest	1,113	1,264
BREP VII Carried Interest	605	293
BREP International I Carried Interest	—	2
BREP Europe III Carried Interest	183	155
BREP Europe IV Carried Interest	37	—
BREP Asia Carried Interest	17	4
BPP* Carried Interest	14	—
BREDS Carried Interest	14	12
BREDS Incentive Fees	2	4
Asia Platform Incentive Fees	7	10

Total Real Estate (a)	2,612	2,347

Hedge Fund Solutions
Incentive Fees	76	144

Total Hedge Fund Solutions	76	144

Credit
Carried Interest	175	173
Incentive Fees	32	104

Total Credit	207	277

Total Blackstone
Carried Interest	4,435	3,138
Incentive Fees	117	262

Net Accrued Performance Fees	$4,552	$3,400

*	Previously reported as Core+.
(a)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2014:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	247,105	1.2x	—	2,619,040	1.4x	2,866,145	1.3x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,138	225,775	3,167,450	1.7x	51%	18,005,120	3.2x	21,172,570	2.8x	45%	36%
BCP V (Dec 2005 / Jan 2011)	21,032,374	1,267,725	18,119,940	1.7x	55%	17,472,685	1.8x	35,592,625	1.8x	11%	8%
BCP VI (Jan 2011 / Jan 2017)	15,178,376	6,553,978	10,597,000	1.3x	17%	1,473,840	1.8x	12,070,840	1.4x	48%	15%
BEP (Aug 2011 / Aug 2017)	2,426,176	732,659	2,329,663	1.4x	30%	533,002	2.0x	2,862,665	1.5x	55%	34%
BEP II (TBD)	4,500,000	4,500,000	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	58,234,997	13,479,435	34,461,158	1.5x	41%	54,286,932	2.2x	88,748,090	1.9x	22%	16%

Tactical Opportunities	6,554,659	3,270,974	3,761,107	1.1x	3%	676,885	1.4x	4,437,992	1.1x	30%	15%
Strategic Partners	16,593,144	5,096,371	6,319,537	1.8x	N/A	11,504,389	1.4x	17,823,926	1.5x	N/A	15%
Other Funds and Co-Invest (d)	1,787,472	447,796	832,486	0.8x	49%	84,054	1.8x	916,540	0.9x	N/A	N/A

Total Private Equity	$83,170,272	$22,294,576	$45,374,288	1.5x	32%	$66,552,260	2.0x	$111,926,548	1.8x	20%	16%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	N/A	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	N/A	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	N/A	2,531,612	2.1x	2,531,612	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	N/A	3,328,504	2.4x	3,328,504	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,313,362	1.0x	24%	3,322,039	2.3x	4,635,401	1.7x	57%	14%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,220,311	2.1x	16%	5,879,814	2.1x	12,100,125	2.1x	16%	11%
BREP VI (Feb 2007 / Aug 2011)	11,059,495	586,397	15,444,660	2.3x	48%	10,016,132	2.3x	25,460,792	2.3x	16%	14%
BREP VII (Aug 2011 / Feb 2017)	13,467,015	3,224,238	17,079,584	1.6x	2%	2,324,240	1.6x	19,403,824	1.6x	36%	27%

Total Global Real Estate Funds	$35,507,091	$3,810,635	$40,057,917	1.8x	23%	$29,075,239	2.2x	$69,133,156	2.0x	24%	18%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€125,722	1.5x	92%	€1,250,606	2.2x	€1,376,328	2.1x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	52,437	1,466,176	1.3x	36%	567,022	1.8x	2,033,198	1.5x	12%	4%
BREP Europe III (Jun 2008 / Sep 2013)	3,204,714	511,596	4,037,370	1.7x	7%	1,136,487	2.4x	5,173,857	1.8x	32%	20%
BREP Europe IV (Sep 2013 / Mar 2019)	6,504,848	4,321,605	2,852,176	1.1x	—	247,017	1.3x	3,099,193	1.2x	40%	19%

Total Euro Real Estate Funds	€12,163,482	€4,885,638	€8,481,444	1.4x	11%	€3,201,132	2.1x	€11,682,576	1.5x	23%	13%

BREP Co-Investment (e)	$5,546,294	$—	$8,138,959	1.9x	61%	$3,125,556	2.3x	$11,264,515	2.0x	14%	17%
BREP Asia (Jun 2013 / Dec 2017)	5,072,903	3,334,671	2,042,699	1.1x	—	4,400	1.0x	2,047,099	1.1x	N/A	14%

Total Real Estate	$61,994,079	$13,055,951	$61,533,703	1.7x	24%	$36,462,326	2.2x	$97,996,029	1.9x	23%	17%

BPP*	$3,477,888	$1,585,560	$2,227,949	1.2x	—	$—	N/A	$2,227,949	1.2x	N/A	N/A
BREDS (f)	$6,745,544	$1,668,642	$2,854,216	1.2x	—	$3,664,923	1.3x	$6,519,139	1.3x	14%	12%
Credit (g)
Mezzanine I (Jul 2007 / Jul 2012)	$2,000,000	$139,685	$820,393	1.7x	—	$3,999,452	1.6x	$4,819,845	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,304,528	2,368,630	1.2x	—	1,216,870	1.5x	3,585,500	1.3x	N/A	24%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	493,489	2,667,696	1.5x	—	3,165,504	1.4x	5,833,200	1.4x	N/A	15%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	3,827,459	1,616,850	1.2x	—	3,795	1.0x	1,620,645	1.2x	N/A	N/M

Total Credit	$14,498,143	$6,765,161	$7,473,569	1.3x	—	$8,385,621	1.5x	$15,859,190	1.4x

N/M	Not meaningful.
N/A	Not applicable.
*	Previously reported as Core+.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2014 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have no or little realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.7x, 1.6x and 1.4x, respectively. Funds presented represent flagship credit drawdown funds only.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$415,841	$368,146	$348,594	$47,695	13%	$19,552	6%
Transaction and Other Fees, Net	134,642	96,988	100,080	37,654	39%	(3,092)	-3%
Management Fee Offsets	(19,146)	(5,683)	(5,926)	(13,463)	-237%	243	4%

Total Management Fees, Net	531,337	459,451	442,748	71,886	16%	16,703	4%

Performance Fees
Realized
Carried Interest	754,402	329,993	109,797	424,409	129%	220,196	201%
Unrealized
Carried Interest	1,222,828	398,232	148,381	824,596	207%	249,851	168%

Total Performance Fees	1,977,230	728,225	258,178	1,249,005	172%	470,047	182%

Investment Income (Loss)
Realized	202,719	88,026	25,823	114,693	130%	62,203	241%
Unrealized	(23,914)	161,749	85,337	(185,663)	N/M	76,412	90%

Total Investment Income	178,805	249,775	111,160	(70,970)	-28%	138,615	125%
Interest and Dividend Revenue	21,983	15,602	13,556	6,381	41%	2,046	15%
Other	6,569	4,259	2,417	2,310	54%	1,842	76%

Total Revenues	2,715,924	1,457,312	828,059	1,258,612	86%	629,253	76%

Expenses
Compensation and Benefits
Compensation	276,447	236,120	222,709	40,327	17%	13,411	6%
Performance Fee Compensation
Realized
Carried Interest	266,393	38,953	3,679	227,440	584%	35,274	959%
Unrealized
Carried Interest	210,446	342,733	58,555	(132,287)	-39%	284,178	485%

Total Compensation and Benefits	753,286	617,806	284,943	135,480	22%	332,863	117%
Other Operating Expenses	142,898	124,137	130,845	18,761	15%	(6,708)	-5%

Total Expenses	896,184	741,943	415,788	154,241	21%	326,155	78%

Economic Income	$1,819,740	$715,369	$412,271	$1,104,371	154%	$303,098	74%

N/M	Not meaningful.

Revenues

Revenues were $2.7 billion for the year ended December 31, 2014, an increase of $1.3 billion compared to $1.5 billion for the year ended December 31, 2013. The increase in revenues was attributable to increases in Performance Fees and Total Management Fees, Net of $1.2 billion and $71.9 million, respectively, partially offset by a decrease in Investment Income of $71.0 million.

Performance Fees, which are determined on a fund by fund basis, were $2.0 billion for the year ended December 31, 2014, an increase of $1.2 billion, compared to $728.2 million for the year ended December 31, 2013, principally due to the performance in our BCP V and BCP VI funds, which generated net returns of 24% and 18%, respectively with BCP V crossing its preferred return threshold during the period. The returns in these funds were driven by both the private and public portfolios, from strong operating performance across the portfolio as well as the initial public offerings for Michaels Stores, Catalent and Vivint’s solar business.

Total Management Fees were $531.3 million for the year ended December 31, 2014, an increase of $71.9 million compared to $459.5 million for the year ended December 31, 2013, driven primarily by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $415.8 million for the year ended December 31, 2014, an increase of $47.7 million compared to $368.1 million for the year ended December 31, 2013, primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles and Strategic Partners secondary private fund of funds business as well as the inclusion of the Strategic Partners management fees for the full year. Transaction and Other Fees were $134.6 million for the year ended December 31, 2014, an increase of $37.7 million compared to $97.0 million for the year ended December 31, 2013, primarily due to fees earned related to transaction closings.

Investment Income was $178.8 million for the year ended December 31, 2014, a decrease of $71.0 million, compared to $249.8 million for the year ended December 31, 2013, primarily due to our BCP V and BEP funds which generated strong net returns of 24% and 12%, respectively, for the year, but were slightly lower than the returns generated in the full year 2013.

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

Expenses

Expenses were $896.2 million for the year ended December 31, 2014, an increase of $154.2 million, compared to $741.9 million for the year ended December 31, 2013. The increase was primarily attributable to increases of $95.2 million in Performance Fee Compensation, $40.3 million in Compensation, and $18.8 million in Other Operating Expenses. Performance Fee Compensation increased as a result of the increase in Performance Fees

Revenue. Compensation increased primarily due to an increase in revenue on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in interest allocated to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2014 Inception to Date
	2014		2013 (a)		2012 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-4%	-2%	27%	23%	17%	16%	60%	45%	50%	36%
BCP V	35%	24%	38%	35%	12%	11%	12%	11%	10%	8%
BCP VI	24%	18%	23%	13%	23%	26%	65%	48%	24%	15%
BEP	15%	12%	51%	36%	62%	90%	60%	55%	42%	34%
Tactical Opportunities (c)	20%	15%	20%	13%	N/M	N/M	38%	30%	20%	15%
Strategic Partners	24%	20%	8%	6%	N/A	N/A	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	2012 returns for Tactical Opportunities are not meaningful as a material portion of the funds’ capital had not been invested.

The corporate private equity funds within the Private Equity segment have three contributed funds with closed investment periods: BCP IV, BCP V and BCOM. As of December 31, 2014, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$628,502	$565,182	$551,322	$63,320	11%	$13,860	3%
Transaction and Other Fees, Net	91,610	79,675	85,681	11,935	15%	(6,006)	-7%
Management Fee Offsets	(34,443)	(22,821)	(28,609)	(11,622)	-51%	5,788	20%

Total Management Fees, Net	685,669	622,036	608,394	63,633	10%	13,642	2%

Performance Fees
Realized
Carried Interest	1,487,762	486,773	165,114	1,000,989	206%	321,659	195%
Incentive Fees	11,499	45,862	25,656	(34,363)	-75%	20,206	79%
Unrealized
Carried Interest	524,046	1,651,700	683,764	(1,127,654)	-68%	967,936	142%
Incentive Fees	(5,521)	(28,753)	(119)	23,232	81%	(28,634)	N/M

Total Performance Fees	2,017,786	2,155,582	874,415	(137,796)	-6%	1,281,167	147%

Investment Income (Loss)
Realized	309,095	52,359	45,302	256,736	490%	7,057	16%
Unrealized	(58,930)	350,201	90,875	(409,131)	N/M	259,326	285%

Total Investment Income	250,165	402,560	136,177	(152,395)	-38%	266,383	196%
Interest and Dividend Revenue	30,197	21,563	14,448	8,634	40%	7,115	49%
Other	2,863	3,384	894	(521)	-15%	2,490	279%

Total Revenues	2,986,680	3,205,125	1,634,328	(218,445)	-7%	1,570,797	96%

Expenses
Compensation and Benefits
Compensation	326,317	294,222	271,122	32,095	11%	23,100	9%
Performance Fee Compensation
Realized
Carried Interest	432,996	148,837	62,418	284,159	191%	86,419	138%
Incentive Fees	5,980	23,878	13,060	(17,898)	-75%	10,818	83%
Unrealized
Carried Interest	197,174	566,837	165,482	(369,663)	-65%	401,355	243%
Incentive Fees	(2,751)	(15,015)	(583)	12,264	82%	(14,432)	N/M

Total Compensation and Benefits	959,716	1,018,759	511,499	(59,043)	-6%	507,260	99%
Other Operating Expenses	146,083	116,391	123,714	29,692	26%	(7,323)	-6%

Total Expenses	1,105,799	1,135,150	635,213	(29,351)	-3%	499,937	79%

Economic Income	$1,880,881	$2,069,975	$999,115	$(189,094)	-9%	$1,070,860	107%

N/M	Not meaningful.

Revenues

Revenues were $3.0 billion for the year ended December 31, 2014, a decrease of $218.4 million compared to $3.2 billion for the year ended December 31, 2013. The decrease in revenues was primarily attributable to decreases in Investment Income and Performance Fees of $152.4 million and $137.8 million, respectively, partially offset by an increase in Total Management Fees, Net of $63.6 million.

Investment Income was $250.2 million for the year ended December 31, 2014, a decrease of $152.4 million compared to $402.6 million for the year ended December 31, 2013. The decrease in Investment Income was due to a year over year decrease in the net appreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other BREP funds.

Performance Fees, which are determined on a fund by fund basis, were $2.0 billion for the year ended December 31, 2014, a decrease of $137.8 million compared to $2.2 billion for the year ended December 31, 2013. Performance Fees decreased by $137.8 million due to a year over year decrease in the net appreciation of investments in our BREP carry funds from 31.3% to 20.9%. For the year ended December 31, 2014, the increase in carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments was driven by sustained strong operating fundamentals in the private portfolio (23.2%, $8.8 billion) and public portfolio appreciation (17.0%, $3.7 billion). Our BREDS drawdown and real estate hedge funds appreciated 7.2% and 5.3%, respectively.

Total Management Fees, Net were $685.7 million for the year ended December 31, 2014, an increase of $63.6 million compared to $622.0 million for the year ended December 31, 2013, primarily attributable to increases in Base Management Fees. Base Management Fees were $628.5 million for the year ended December 31, 2014, an increase of $63.3 million compared to $565.2 million for the year ended December 31, 2013. The increase was principally due to fees generated from fundraising within BREP Europe IV, BREP Asia, BPP and invested capital within BREDS, partially offset by the expiration of BREP V and realizations across the portfolio.

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

Expenses

Expenses were $1.1 billion for the year ended December 31, 2014, a decrease of $29.4 million, compared to $1.1 billion for the year ended December 31, 2013. The decrease was primarily attributable to a decrease of Performance Fee Compensation of $91.1 million, partially offset by increases in Compensation and Other Operating Expenses of $32.1 million and $29.7 million, respectively. The decrease in Performance Fee Compensation is the result of a decrease in Performance Fees Revenue. The increase in Compensation is due to an overall increase in Management Fees, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in interest expense allocated to the segment as well as increases in business development and professional fees.

Expenses were $1.1 billion for the year ended December 31, 2013, an increase of $499.9 million, compared to $635.2 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in Performance Fee Compensation of $484.2 million as a result of an increase in Performance Fees Revenue and an increase in Compensation of $23.1 million primarily due to the acquisition of BXMT and the growth of our real estate business.

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

The following table presents the internal rates of return of our significant real estate funds:

							December 31, 2014
	Year Ended December 31,						Inception to Date
	2014		2013		2012		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	92%	73%	0%	0%	30%	21%	35%	25%	33%	23%
BREP IV	12%	9%	28%	21%	5%	2%	87%	57%	24%	14%
BREP V	25%	21%	19%	15%	17%	13%	21%	16%	15%	11%
BREP International II (b)	27%	25%	32%	30%	-2%	-4%	13%	12%	6%	4%
BREP VI	20%	17%	43%	35%	15%	11%	19%	16%	19%	14%
BREP Europe III (b)	32%	25%	23%	17%	19%	12%	43%	32%	31%	20%
BREP VII	33%	25%	41%	29%	51%	32%	52%	36%	39%	27%
BREP Asia	19%	10%	N/M	N/M	N/A	N/A	N/A	N/A	25%	14%
BREP Europe IV (b)	32%	20%	N/M	N/M	N/A	N/A	64%	40%	32%	19%
BREDS	15%	10%	15%	11%	20%	15%	18%	14%	16%	12%
BSSF I	14%	10%	14%	10%	23%	18%	N/A	N/A	15%	11%
CMBS	9%	6%	11%	7%	19%	14%	N/A	N/A	16%	11%
BREP Co-Investment (c)	24%	22%	43%	39%	15%	13%	17%	14%	19%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2014:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€779	20%	59%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has six funds in their investment period, which were above their respective Carried Interest thresholds as of December 31, 2014: BREP VII, BREP Asia, BREP Europe IV and three funds within BREDS II.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$482,981	$409,321	$346,210	$73,660	18%	$63,111	18%
Transaction and Other Fees, Net	569	623	188	(54)	-9%	435	231%
Management Fee Offsets	(5,014)	(3,387)	(1,414)	(1,627)	-48%	(1,973)	-140%

Total Management Fees, Net	478,536	406,557	344,984	71,979	18%	61,573	18%

Performance Fees
Realized
Incentive Fees	140,529	207,735	83,433	(67,206)	-32%	124,302	149%
Unrealized
Incentive Fees	(879)	7,718	9,042	(8,597)	N/M	(1,324)	-15%

Total Performance Fees	139,650	215,453	92,475	(75,803)	-35%	122,978	133%

Investment Income (Loss)
Realized	21,550	27,613	7,270	(6,063)	-22%	20,343	280%
Unrealized	5,132	(9,306)	8,517	14,438	N/M	(17,823)	N/M

Total Investment Income	26,682	18,307	15,787	8,375	46%	2,520	16%
Interest and Dividend Revenue	11,114	7,605	2,139	3,509	46%	5,466	256%
Other	1,855	688	3,816	1,167	170%	(3,128)	-82%

Total Revenues	657,837	648,610	459,201	9,227	1%	189,409	41%

Expenses
Compensation and Benefits
Compensation	131,658	136,470	119,731	(4,812)	-4%	16,739	14%
Performance Fee Compensation
Realized
Incentive Fees	42,451	65,793	23,080	(23,342)	-35%	42,713	185%
Unrealized
Incentive Fees	(273)	2,856	1,317	(3,129)	N/M	1,539	117%

Total Compensation and Benefits	173,836	205,119	144,128	(31,283)	-15%	60,991	42%
Other Operating Expenses	86,129	66,966	57,809	19,163	29%	9,157	16%

Total Expenses	259,965	272,085	201,937	(12,120)	-4%	70,148	35%

Economic Income	$397,872	$376,525	$257,264	$21,347	6%	$119,261	46%

N/M Not meaningful.

Revenues

Revenues were $657.8 million for the year ended December 31, 2014, an increase of $9.2 million compared to $648.6 million for the year ended December 31, 2013. The increase in revenues was primarily attributable to increases in Total Management Fees, Net and Investment Income of $72.0 million and $8.4 million, respectively, partially offset by a decrease in Performance Fees of $75.8 million.

Total Management Fees, Net were $478.5 million for the year ended December 31, 2014, an increase of $72.0 million compared to $406.6 million for the year ended December 31, 2013, primarily due to an increase in Base Management Fees. Base Management Fees were $483.0 million for the year ended December 31, 2014, an increase of $73.7 million compared to $409.3 million for the year ended December 31, 2013. This was driven by an increase in Fee-Earning Assets Under Management of 16% from the prior year, which was from net inflows and market appreciation.

Investment Income was $26.7 million for the year ended December 31, 2014, an increase of $8.4 million compared to $18.3 million for the year ended December 31, 2013. The increase in Investment Income was primarily driven by the year over year net appreciation of investments of which Blackstone owns a share.

Performance Fees were $139.7 million for the year ended December 31, 2014, a decrease of $75.8 million compared to $215.5 million for the year ended December 31, 2013. This was primarily due to lower returns. The net returns of the underlying assets within BAAM’s Principal Solutions Composite funds were 5.9% during the year ended December 31, 2014.

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

Expenses

Expenses were $260.0 million for the year ended December 31, 2014, a decrease of $12.1 million compared to the year ended December 31, 2013. The decrease was primarily attributable to a $26.5 million decrease in Performance Fee Compensation and a $4.8 million decrease in Compensation, partially offset by a $19.2 million increase in Other Operating Expenses. Performance Fee Compensation was $42.2 million for the year ended December 31, 2014, a decrease of $26.5 million compared to $68.6 million for the year ended December 31, 2013 due to the decrease in Performance Fees Revenue. Compensation was $131.7 million for the year ended December 31, 2014, a decrease of $4.8 million compared to $136.5 million for the prior year, due to a change in the terms of Deferred Compensation Plan awards which more than offset the increase in Management Fees. Other Operating Expenses were $86.1 million for the year ended December 31, 2014, an increase of $19.2 million compared to $67.0 million for the year ended December 31, 2013, primarily resulting from an increase in interest expense allocated to the segment as well as an increase in professional fees.

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

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark and/or Hurdle (a)
	December 31,			December 31,
	2012	2013	2014	2012	2013	2014
	(Dollars in Thousands)
BAAM Managed Funds (b)	$23,790,415	$28,640,505	$34,732,386	78%	97%	94%

Note: Totals in graph may not add due to rounding.

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at December 31, 2014 the incremental appreciation needed for the 6% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $57.7 million, an increase of $3.5 million, or 6.5%, compared to $54.2 million at December 31, 2013. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of December 31, 2014, 94% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2014
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	7%	6%	10%	9%	8%	6%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite, formerly known as BAAM’s Core Funds Composite, covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-only equity, long-biased commodities, ventures (i.e., seeding and minority interests) and strategic opportunities (i.e., co-investments) platforms except where a BPS fund invests directly into those platforms. BAAM’s advisory platforms and liquidating funds are also excluded. On a net of fees basis, the BPS Composite was up 0.5% for the quarter and 5.9% for the full year.

Credit

The following table presents the results of operations for our Credit segment:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$460,205	$398,158	$345,277	$62,047	16%	$52,881	15%
Transaction and Other Fees, Net	18,161	28,586	40,875	(10,425)	-36%	(12,289)	-30%
Management Fee Offsets	(28,168)	(40,329)	(5,004)	12,161	30%	(35,325)	-706%

Total Management Fees, Net	450,198	386,415	381,148	63,783	17%	5,267	1%

Performance Fees
Realized
Carried Interest	208,432	127,192	52,511	81,240	64%	74,681	142%
Incentive Fees	109,717	220,736	192,375	(111,019)	-50%	28,361	15%
Unrealized
Carried Interest	(37,913)	108,078	162,045	(145,991)	N/M	(53,967)	-33%
Incentive Fees	(23,025)	1,107	(38,234)	(24,132)	N/M	39,341	N/M

Total Performance Fees	257,211	457,113	368,697	(199,902)	-44%	88,416	24%

Investment Income
Realized	9,354	4,098	15,611	5,256	128%	(11,513)	-74%
Unrealized	5,055	13,951	4,769	(8,896)	-64%	9,182	193%

Total Investment Income	14,409	18,049	20,380	(3,640)	-20%	(2,331)	-11%
Interest and Dividend Revenue	23,040	18,146	9,330	4,894	27%	8,816	94%
Other	(2,310)	527	(1,174)	(2,837)	N/M	1,701	N/M

Total Revenues	742,548	880,250	778,381	(137,702)	-16%	101,869	13%

Expenses
Compensation and Benefits
Compensation	188,200	186,514	182,077	1,686	1%	4,437	2%
Performance Fee Compensation
Realized
Carried Interest	116,254	69,411	30,336	46,843	67%	39,075	129%
Incentive Fees	61,668	111,244	103,902	(49,576)	-45%	7,342	7%
Unrealized
Carried Interest	(28,583)	57,147	97,562	(85,730)	N/M	(40,415)	-41%
Incentive Fees	(16,252)	508	(45,262)	(16,760)	N/M	45,770	N/M

Total Compensation and Benefits	321,287	424,824	368,615	(103,537)	-24%	56,209	15%
Other Operating Expenses	90,524	96,940	84,488	(6,416)	-7%	12,452	15%

Total Expenses	411,811	521,764	453,103	(109,953)	-21%	68,661	15%

Economic Income	$330,737	$358,486	$325,278	$(27,749)	-8%	$33,208	10%

N/M Not meaningful.

Revenues

Revenues were $742.5 million for the year ended December 31, 2014, which were $137.7 million lower compared to $880.3 million for the year ended December 31, 2013. The decrease in revenues was primarily attributable to lower Performance Fees of $199.9 million, partially offset by an increase of $63.8 million in Total Management Fees, Net.

Performance Fees were $257.2 million for the year ended December 31, 2014, which were $199.9 million lower compared to the prior year. This decrease was primarily due to lower rates of appreciation in our hedge fund strategies business and our rescue lending business. The net returns of Blackstone’s Credit segment flagship funds were -1.5% for the hedge funds, 19.0% for the mezzanine funds and 11.9% for the rescue lending funds for the year ended December 31, 2014.

Total Management Fees, Net were $450.2 million for the year ended December 31, 2014, an increase of $63.8 million compared to $386.4 million for the year ended December 31, 2013. This increase was primarily attributable to the growth in Fee-Earning Assets Under Management for our hedge fund strategies business and our business development companies.

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

Expenses

Expenses were $411.8 million for the year ended December 31, 2014, a decrease of $110.0 million compared to $521.8 million for the year ended December 31, 2013. The decrease in expenses was primarily attributable to a decrease of $105.2 million in Performance Fee Compensation. The decrease in Performance Fee Compensation was due to lower Performance Fees Revenue.

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

The following table presents the return information of the segment’s Flagship Hedge Funds:

	Average Annual Returns (a)
	Periods Ended December 31, 2014
	One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Flagship Hedge Funds (b)	0%	-2%	14%	10%	14%	10%	12%	8%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Flagship Hedge Funds’ returns represent the weighted-average return for U.S. domestic and offshore funds included in this return. The historical return is from August 1, 2005, which is before Blackstone’s acquisition of GSO in March 2008.

The following table presents the internal rates of return of our significant Credit drawdown funds:

	Year Ended December 31,						December 31, 2014 Inception to Date
	2014		2013		2012		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Funds (b)	25%	19%	26%	18%	37%	26%	26%	19%
Rescue Lending Funds (c)	15%	12%	33%	24%	21%	16%	22%	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds, as applicable, for the significant mezzanine funds. The inception to date return is from July 16, 2007, which is before Blackstone’s acquisition of GSO in March 2008.
(c)	The Rescue Lending Funds’ returns represent the weighted-average return for the U.S. domestic and offshore funds included in this return. The inception to date returns are from September 29, 2009, which is when the funds commenced investing.

As of December 31, 2014, the significant Credit drawdown funds were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$420,845	$410,514	$357,417	$10,331	3%	$53,097	15%
Transaction and Other Fees, Net	1,455	1,105	295	350	32%	810	275%

Total Advisory and Transaction Fees	422,300	411,619	357,712	10,681	3%	53,907	15%

Investment Income (Loss)
Realized	707	(1,625)	1,392	2,332	N/M	(3,017)	N/M
Unrealized	860	739	1,348	121	16%	(609)	-45%

Total Investment Income (Loss)	1,567	(886)	2,740	2,453	N/M	(3,626)	N/M
Interest and Dividend Revenue	10,010	8,020	7,157	1,990	25%	863	12%
Other	428	1,450	(804)	(1,022)	-70%	2,254	N/M

Total Revenues	434,305	420,203	366,805	14,102	3%	53,398	15%

Expenses
Compensation and Benefits
Compensation	230,889	262,314	235,137	(31,425)	-12%	27,177	12%
Other Operating Expenses	88,148	82,205	84,589	5,943	7%	(2,384)	-3%

Total Expenses	319,037	344,519	319,726	(25,482)	-7%	24,793	8%

Economic Income	$115,268	$75,684	$47,079	$39,584	52%	$28,605	61%

N/M  Not meaningful.

Revenues

Revenues were $434.3 million for the year ended December 31, 2014, an increase of $14.1 million, or 3%, compared to $420.2 million for the year ended December 31, 2013. The increase in Revenues was driven primarily by increases in Blackstone Advisory Partners (“BAP”) financial and strategic advisory business and the fund placement business, partially offset by a decrease in Restructuring and Reorganization business. The increase in BAP was primarily due to improving global mergers and acquisitions activity as well as a greater number of closed transactions. Revenue for the fund placement business increased slightly year-over-year and resulted in a record year. Restructuring and Reorganization experienced a decrease in Revenues, while 2014 was still one of the group’s best years in its history. Revenue for the capital markets business was essentially flat but experienced a positive 2014 acting as underwriter or arranger for over 25 deals.

Revenues were $420.2 million for the year ended December 31, 2013, an increase of $53.4 million, or 15%, compared to $366.8 million for the year ended December 31, 2012. The increase in revenues was driven primarily by increases in Restructuring and Reorganization, capital markets and the fund placement business, partially offset by a decrease in BAP’s financial and strategic advisory business. The increase in Restructuring and Reorganization was primarily driven by an increase in the number and size of transactions compared to the prior year. The capital markets business was formed in late 2012 and during the year ended December 31, 2013 acted as underwriter or arranger for 26 deals. The increase in fees earned by the fund placement business was due primarily to an increase in the number of transactions that closed during the period. BAP experienced a decrease in revenues related to the overall decline in the mergers and acquisitions market, lower fees on closed transactions and timing of some deals.

Expenses

Expenses were $319.0 million for the year ended December 31, 2014, a decrease of $25.5 million, or 7%, compared to $344.5 million for the year ended December 31, 2013. Compensation decreased $31.4 million compared to $262.3 million for the year ended December 31, 2013, principally due to relatively flat revenue, on which a portion of compensation is based, and due to a change in the terms of Deferred Compensation Plan awards. This decrease was partially offset by an increase in Other Operating Expenses primarily due to interest expense allocated to the segment as well as an increase in bad debt expense.

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

Total assets were $31.5 billion as of December 31, 2014, up from December 31, 2013. Total liabilities were $14.2 billion as of December 31, 2014, a decrease of $1.1 billion from December 31, 2013. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $1.5 billion resulting from the deconsolidation of certain CLO vehicles and loan repayments.

For the year ended December 31, 2014, we had Total Fee Related Revenues of $2.7 billion and related expenses of $1.7 billion, generating Fee Related Earnings of $1.0 billion and Distributable Earnings of $3.1 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010, 2012 and 2014 issuances of senior notes. As of December 31, 2014, Blackstone had $1.4 billion in cash, $1.8 billion invested in Blackstone’s Treasury Cash Management Strategies, $175.8 million invested in liquid Blackstone Funds,

$2.3 billion invested in illiquid Blackstone Funds and $132.0 million invested in other investments, against $2.1 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(c)	Represents the elimination of Realized Investment Income attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment Income (Loss).
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	2014	2013	2012
Net Income Attributable to The Blackstone Group L.P.	$ 1,584,589	$ 1,171,202	$ 218,598
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,701,100	1,339,845	407,727
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	335,070	198,557	99,959
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	74,794	183,315	103,598
Net Income	$ 3,695,553	$ 2,892,919	$ 829,882
Provision for Taxes	291,173	255,642	185,023
Income Before Provision for Taxes	$ 3,986,726	$ 3,148,561	$ 1,014,905
IPO and Acquisition-Related Charges[a]	856,382	722,707	1,079,511
Amortization of Intangibles[b]	111,254	106,643	150,148
(Income) Associated with Non-Controlling Interests of Consolidated Entities[c]	(409,864)	(381,872)	(203,557)
Economic Income	$ 4,544,498	$ 3,596,039	$ 2,041,007
Taxes[d]	(199,512)	(82,164)	(45,708)
Economic Net Income	$ 4,344,986	$ 3,513,875	$ 1,995,299
Taxes[d]	199,512	82,164	45,708
Performance Fee Adjustment[e]	(4,391,877)	(3,556,373)	(1,593,765)
Investment (Income) Adjustment[f]	(471,628)	(687,805)	(286,244)
Investment Income (Loss) - Blackstone's Treasury Cash Management Strategies[g]	942	(19,574)	25,769
Performance Fee Compensation and Benefits Adjustment[h]	1,285,503	1,413,182	513,546
Fee Related Earnings	$ 967,438	$ 745,469	$ 700,313
Realized Performance Fees[i]	1,786,599	960,175	392,411
Realized Investment Income[j]	543,425	170,471	95,398
Adjustment Related to Realized Investment (Income) Loss - Blackstone's Treasury Cash Management Strategies[k]	(7,067)	13,194	(21,872)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[l]	(280,788)	(156,734)	(132,325)
Equity-Based Compensation[m]	48,226	130,124	90,040
Distributable Earnings	$ 3,057,833	$ 1,862,699	$ 1,123,965
Interest Expense	132,855	103,904	69,152
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[l]	280,788	156,734	132,325
Depreciation and Amortization	32,300	35,441	42,235
Adjusted EBITDA	$ 3,503,776	$ 2,158,778	$ 1,367,677

(a)	The adjustment adds back to Income Before Provision for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income Before Provision for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income Before Provision for Taxes the amount of (Income) Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision calculated on Income Before Provision for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment (Income).
(g)	This adjustment represents the realized and unrealized gain on Blackstone’s Treasury Cash Management Strategies which are a component of Investment Income (Loss) but included in Fee Related Earnings.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income — Realized.
(k)	Represents the elimination of Realized Investment (Income) Loss attributable to Blackstone’s Treasury Cash Management Strategies which is a component of both Fee Related Earnings and Realized Investment (Income) Loss.
(l)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision calculated on Income Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(m)	Represents equity-based award expense included in Economic Income.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2014 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$326,002	$250,000	$113,240
BCP V	629,356	42,258	—	—
BEP	50,000	15,724	—	—
BEP II	80,000	80,000	—	—
Tactical Opportunities	129,435	65,512	28,819	14,586
Strategic Partners	131,149	106,590	20,294	16,665
Other (b)	214,379	19,147	—	—
Real Estate Funds
BREP VII	300,000	69,797	100,000	23,266
BREP VI	750,000	39,215	150,000	7,843
BREP Europe III	100,000	14,652	35,000	5,128
BREP Europe IV	130,000	81,888	43,333	27,296
BREP Asia	50,392	28,312	16,667	9,364
BREDS II	50,000	25,829	16,667	8,610
CT Opportunity Partners I	25,000	23,048	—	—
Other (b)	144,907	42,736	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	2,862	—	—
Strategic Holdings LP	50,000	46,657	—	—
Other (b)	300	155	—	—
Credit
Capital Opportunities Fund II L.P.	120,000	78,382	110,678	72,293
GSO Capital Solutions II	125,000	108,950	95,272	83,039
Blackstone/GSO Capital Solutions	50,000	9,602	27,666	5,313
Blackstone Credit Liquidity Partners	32,244	1,612	—	—
BMezz II	17,692	3,085	—	—
Other (b)	92,649	66,337	10,293	6,932
Other
Treasury	118,106	114,886	—	—

Total	$4,210,327	$1,415,271	$904,689	$393,575

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2014, no units were repurchased. As of December 31, 2014, the amount remaining under this program available for repurchases was $335.8 million.

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

Our intention is to distribute quarterly to common unitholders approximately 85% of The Blackstone Group L.P.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner, and our general partner may change our distribution policy at any time, including, without limitation, to reduce the quarterly distribution payable to our common unitholders or even to eliminate such distributions entirely.

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

The following chart shows fiscal quarterly and annual per common unitholder distributions for 2012, 2013 and 2014. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2014, we have paid to common unitholders distributions of $0.35, $0.55, $0.44 and $0.78 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.12 per common unit. With respect to fiscal years 2013 and 2012, we paid aggregate common unitholder distributions of $1.34 per common unit and $0.72 per common unit, respectively.

With respect to fiscal year 2014, we have paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.38, $0.60, $0.56 and $0.92 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.46 per Blackstone Holdings Partnership Unit. With respect to fiscal years 2013 and 2012, we paid aggregate distributions of $1.52 per Blackstone Holdings Partnership Unit and $0.88 per Blackstone Holdings Partnership Unit, respectively.

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

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2014	$—	$29.9	$85.9
Balance, December 31, 2013	$149.0	$316.3	$76.2
Year Ended December 31, 2014
Average Daily Balance	$68.3	$124.8	$142.4
Maximum Daily Balance	$197.0	$375.0	$296.4

Critical Accounting Policies

We prepare our Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. (See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.)

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a VIE, and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment. VIEs qualify for the deferral of the consolidation guidance if all of the following conditions have been met:

•	The entity has all of the attributes of an investment company,

•	The reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and

•	The entity is not a securitization or asset-backed financing entity or an entity that was formerly considered a qualifying special purpose entity.

Where the VIEs have qualified for the deferral of the current consolidation guidance as discussed in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data”, the analysis is based on previous consolidation guidance. This guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a variable interest entity and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (for example, management and performance related fees), would be expected to absorb a majority of the variability of the entity. Under both guidelines, the Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly by the Partnership and its affiliates or indirectly through employees. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Assets of consolidated VIEs that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of Blackstone are presented in a separate section in the Consolidated Statements of Financial Condition.

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

On private equity, real estate, and certain credit-focused funds:

•	0.30% to 1.50% of committed capital or invested capital during the investment period,

•	0.25% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.30% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital or net operating income.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

The investment adviser of BXMT receives annual management fees based upon 1.50% of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its GAAP net income excluding certain non-cash and other items), subject to certain adjustments.

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

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are granted based on the amount such limited partners reimburse the Blackstone Funds for placement fees.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation consists of Carried Interest (which may be distributed in cash or in-kind) and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

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

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side pocket cannot be estimated. Investments for which fair value is measured using NAV per share are reflected within the fair value hierarchy based on the existence of redemption restrictions, if any, as described above. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Blackstone has retained the specialized accounting for the consolidated Blackstone Funds. Thus, such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

The carrying value of goodwill was $1.8 billion as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, we determined there was no evidence of Goodwill impairment.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 18. “Commitments and Contingencies — Commitments, Operating Leases; — Commitments, Investment Commitments; and — Contingencies, Guarantees”.

Recent Accounting Developments

Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2014 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2015	2016-2017	2018-2019	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$71,589	$125,260	$112,128	$491,849	$800,826
Purchase Obligations	19,062	6,804	435	—	26,301
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	1,550,000	2,135,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	121,887	243,762	229,229	1,052,745	1,647,623
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	495,385	—	6,845,808	7,341,193
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	73,496	184,092	168,530	405,313	831,431
Blackstone Funds Capital Commitments to Investee Funds (f)	45,772	—	—	—	45,772
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	82,830	148,357	160,592	873,087	1,264,866
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,421	—	—	—	5,421
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,415,271	—	—	—	1,415,271

Consolidated Contractual Obligations	1,835,328	1,203,660	1,255,914	11,218,802	15,513,704
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	(495,385)	—	(6,845,808)	(7,341,193)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(73,496)	(184,092)	(168,530)	(405,313)	(831,431)
Blackstone Funds Capital Commitments to Investee Funds (f)	(45,772)	—	—	—	(45,772)

Blackstone Operating Entities Contractual Obligations	$1,716,060	$524,183	$1,087,384	$3,967,681	$7,295,308

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2014, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of

December 31, 2014, at spreads to market rates pursuant to the financing agreements, and range from 0.30% to 10.78%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 17. “Related Party Transactions” (see “— Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.2 million and interest and penalties of $2.2 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $16.6 million and interest of $5.6 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 18. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2014.

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

As of December 31, 2014, the total clawback obligations were $3.9 million, of which $2.5 million related to current and former Blackstone personnel, and $1.4 million related to Blackstone Holdings. (See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2014 and December 31, 2013, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2014	2013
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	36%	31%

Market Risk

The Blackstone Funds hold investments that are reported at fair value. Based on the fair value as of December 31, 2014 and December 31, 2013, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$86,002	$1,725,051	$268,053	$72,894	$851,121	$300,786

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2014
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$49,067,767	71%
Real Estate	$65,600,887	76%
Hedge Fund Solutions	$63,009,263	58%
Credit	$42,587,501	46%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk Factors” above. Also see “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2014 and December 31, 2013, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2014			2013
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$21,882	$333,784	$36,254	$23,300	$172,236	$39,219

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2014 and December 31, 2013, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2014	2013
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$69	$131

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

	December 31,
	2014			2013
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$17,868	(a)	$15,201	$8,251	(a)	$8,374

(a)	As of December 31, 2014 and 2013, this represents 0.6% and 0.4% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2014	2013
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$57,157	$22,865

(a)	As of December 31, 2014 and 2013, this represents 1.8% and 1.1% of the Treasury Liquidity Portfolio, respectively.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2015

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2014	December 31, 2013
Assets
Cash and Cash Equivalents	$1,412,472	$831,998
Cash Held by Blackstone Funds and Other	1,808,092	1,045,882
Investments (including assets pledged of $45,764 and $316,564 at December 31, 2014 and December 31, 2013, respectively)	22,765,589	21,729,523
Accounts Receivable	559,321	888,356
Reverse Repurchase Agreements	—	148,984
Due from Affiliates	1,128,408	1,192,044
Intangible Assets, Net	458,833	560,748
Goodwill	1,787,392	1,787,392
Other Assets	338,557	284,472
Deferred Tax Assets	1,252,230	1,209,207

Total Assets	$31,510,894	$29,678,606

Liabilities and Partners’ Capital
Loans Payable	$8,937,638	$10,466,504
Due to Affiliates	1,490,088	1,436,859
Accrued Compensation and Benefits	2,439,257	2,132,939
Securities Sold, Not Yet Purchased	85,878	76,195
Repurchase Agreements	29,907	316,352
Accounts Payable, Accrued Expenses and Other Liabilities	1,194,579	872,086

Total Liabilities	14,177,347	15,300,935

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	2,441,854	1,950,442

Partners’ Capital
Partners’ Capital (common units: 595,624,855 issued and outstanding as of December 31, 2014; 572,592,279 issued and outstanding as of December 31, 2013)	6,999,830	6,002,592
Appropriated Partners’ Capital	81,301	300,708
Accumulated Other Comprehensive Income	(20,864)	3,466
Non-Controlling Interests in Consolidated Entities	3,415,356	2,464,047
Non-Controlling Interests in Blackstone Holdings	4,416,070	3,656,416

Total Partners’ Capital	14,891,693	12,427,229

Total Liabilities and Partners’ Capital	$31,510,894	$29,678,606

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

	December 31, 2014	December 31, 2013
Assets
Cash Held by Blackstone Funds and Other	$1,325,094	$618,881
Investments	7,759,322	9,700,804
Accounts Receivable	131,996	231,052
Due from Affiliates	65,124	27,022
Other Assets	48,441	29,755

Total Assets	$9,329,977	$10,607,514

Liabilities
Loans Payable	$6,787,100	$8,802,155
Due to Affiliates	182,107	143,444
Accounts Payable, Accrued Expenses and Other	697,149	284,818

Total Liabilities	$7,666,356	$9,230,417

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Management and Advisory Fees, Net	$2,497,252	$2,193,985	$2,030,693

Performance Fees
Realized
Carried Interest	2,450,082	943,958	327,422
Incentive Fees	249,005	464,838	301,801
Unrealized
Carried Interest	1,704,924	2,158,010	994,190
Incentive Fees	(29,749)	(22,749)	(30,361)

Total Performance Fees	4,374,262	3,544,057	1,593,052

Investment Income
Realized	523,735	188,644	93,963
Unrealized	10,265	611,664	256,231

Total Investment Income	534,000	800,308	350,194

Interest and Dividend Revenue	69,809	64,511	40,354
Other	9,405	10,307	5,148

Total Revenues	7,484,728	6,613,168	4,019,441

Expenses
Compensation and Benefits
Compensation	1,868,868	1,844,485	2,091,698
Performance Fee Compensation
Realized
Carried Interest	815,643	257,201	96,433
Incentive Fees	110,099	200,915	140,042
Unrealized
Carried Interest	379,037	966,717	321,599
Incentive Fees	(19,276)	(11,651)	(44,528)

Total Compensation and Benefits	3,154,371	3,257,667	2,605,244
General, Administrative and Other	549,463	474,442	548,738
Interest Expense	121,524	107,973	72,870
Fund Expenses	30,498	26,658	33,829

Total Expenses	3,855,856	3,866,740	3,260,681

Other Income
Reversal of Tax Receivable Agreement Liability	—	20,469	—
Net Gains from Fund Investment Activities	357,854	381,664	256,145

Total Other Income	357,854	402,133	256,145

Income Before Provision for Taxes	3,986,726	3,148,561	1,014,905
Provision for Taxes	291,173	255,642	185,023

Net Income	3,695,553	2,892,919	829,882
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	74,794	183,315	103,598
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	335,070	198,557	99,959
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,701,100	1,339,845	407,727

Net Income Attributable to The Blackstone Group L.P.	$1,584,589	$1,171,202	$218,598

Net Income Per Common Unit
Common Units, Basic	$2.60	$2.00	$0.41

Common Units, Diluted	$2.58	$1.98	$0.41

Weighted-Average Common Units Outstanding
Common Units, Basic	608,803,111	587,018,828	533,703,606

Common Units, Diluted	613,176,405	590,546,640	538,669,070

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$327,134	$253,877	$254,729

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$3,695,553	$2,892,919	$829,882
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(57,924)	9,896	1,859

Comprehensive Income	3,637,629	2,902,815	831,741
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	74,794	183,315	103,598
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	301,477	207,157	101,606
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,701,100	1,339,845	407,727

Comprehensive Income Attributable to The Blackstone Group L.P.	$1,560,258	$1,172,498	$218,810

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2011	489,430,907	$4,281,841	$386,864	$1,958	$1,029,270	$2,460,520	$8,160,453	$1,091,833
Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	233,386	—	155	—	233,541	—
Consolidation of Certain Funds	—	—	—	—	—	—	—	50,224
Net Income	—	218,598	—	—	99,959	407,727	726,284	103,598
Allocation of Losses of Consolidated CLO Entities	—	—	(112,869)	—	112,869	—	—	—
Currency Translation Adjustment	—	—	—	212	1,647	—	1,859	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	1,647	—	(1,647)	—	—	—
Capital Contributions	—	—	—	—	322,562	34	322,596	462,261
Capital Distributions	—	(271,890)	—	—	(116,672)	(342,640)	(731,202)	(151,713)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(4,584)	(17,392)	(21,976)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(63)	—	—	—	—	(63)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	57,356	—	—	—	—	57,356	—
Equity-Based Compensation	—	437,444	—	—	—	494,834	932,278	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	—	—	—	—	—	(18)
Net Delivery of Vested Holdings Partnership Units and Blackstone Common Units	8,748,146	(21,453)	—	—	—	(911)	(22,364)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(2,423)	—	—	—	2,423	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	58,175,334	256,239	—	—	—	(256,239)	—	—

Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$1,443,559	$2,748,356	$9,658,762	$1,556,185

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

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	323,158	—	323,158	30,922
Net Income	—	1,584,589	—	—	335,070	1,701,100	3,620,759	74,794
Allocation of Losses of Consolidated CLO Entities	—	—	(111,723)	—	111,723	—	—	—
Currency Translation Adjustment	—	—	—	(24,330)	(33,594)	—	(57,924)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(33,594)	—	33,594	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	(611)	—	—	—	—	(611)	—
Capital Contributions	—	—	—	—	760,357	—	760,357	851,658
Capital Distributions	—	(1,148,139)	—	—	(577,032)	(1,200,457)	(2,925,628)	(465,962)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,885)	—	(1,885)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	22,982	—	—	—	—	22,982	—
Equity-Based Compensation	—	421,363	—	—	—	386,703	808,066	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(82,488)	—	(82)	—	(82,570)	—
Net Delivery of Vested Holdings Partnership Units and Blackstone Common Units	6,407,733	(35,469)	—	—	—	(783)	(36,252)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	25,620	—	—	—	—	25,620	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	9,032	—	—	—	(9,032)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	16,624,843	117,877	—	—	—	(117,877)	—	—

Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$3,415,356	$4,416,070	$14,891,693	$2,441,854

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net Income	$3,695,553	$2,892,919	$829,882
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(430,738)	(1,069,479)	(397,470)
Net Realized Gains on Investments	(3,343,635)	(1,792,106)	(710,755)
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	83,140	(506,546)	(181,481)
Unrealized Depreciation on Hedge Activities	—	—	22,599
Non-Cash Performance Fees	(1,317,707)	(1,143,903)	(699,711)
Non-Cash Performance Fee Compensation	1,285,503	1,413,182	513,546
Equity-Based Compensation Expense	734,733	855,087	949,633
Excess Tax Benefits Related to Equity-Based Compensation	(25,646)	(5,769)	—
Amortization of Intangibles	101,915	95,671	139,174
Other Non-Cash Amounts Included in Net Income	121,808	206,451	353,052
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(390,092)	371,641	(367,101)
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(476,533)	(173,726)	(48,284)
Accounts Receivable	229,331	(46,580)	(60,520)
Reverse Repurchase Agreements	148,984	99,034	(108,533)
Due from Affiliates	229,837	237,169	(73,485)
Other Assets	(82,890)	15,445	51,031
Accrued Compensation and Benefits	(836,852)	(454,724)	(119,862)
Securities Sold, Not Yet Purchased	(144,383)	(142,952)	88,474
Accounts Payable, Accrued Expenses and Other Liabilities	(305,978)	(316,082)	(408,256)
Repurchase Agreements	(325,199)	174,629	40,417
Due to Affiliates	35,504	(216,671)	(88,425)
Treasury Cash Management Strategies
Investments Purchased	(3,448,738)	(4,368,096)	(3,414,291)
Cash Proceeds from Sale of Investments	3,022,390	4,643,886	2,729,689
Blackstone Funds Related
Investments Purchased	(7,531,108)	(8,245,313)	(6,845,184)
Cash Proceeds from Sale or Pay Down of Investments	10,625,790	11,024,774	8,389,016

Net Cash Provided by Operating Activities	1,654,989	3,547,941	583,155

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(30,271)	(25,637)	(37,020)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(146,117)	(188,306)
Changes in Restricted Cash	5,846	5,850	2,345

Net Cash Used in Investing Activities	(24,425)	(165,904)	(222,981)

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2014	2013	2012
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(982,405)	$(844,011)	$(261,582)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,560,183	1,114,457	773,714
Purchase of Interests from Certain Non-Controlling Interest Holders	(6)	(43)	(63)
Payments Under Tax Receivable Agreement	(86,733)	—	—
Net Delivery of Vested Common Units and Repurchase of Common and Holdings Units	(36,252)	(24,140)	(22,364)
Excess Tax Benefits Related to Equity-Based Compensation	25,646	5,769	—
Proceeds from Loans Payable	491,150	11,367	633,742
Repayment and Repurchase of Loans Payable	(8,735)	(16,777)	(33,168)
Distributions to Unitholders	(2,348,596)	(1,469,479)	(614,530)
Blackstone Funds Related
Proceeds from Loans Payable	2,144,390	53,917	17,820
Repayment of Loans Payable	(1,808,549)	(2,090,674)	(898,980)

Net Cash Used in Financing Activities	(1,049,907)	(3,259,614)	(405,411)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(183)	73	(5)

Net Increase (Decrease) in Cash and Cash Equivalents	580,474	122,496	(45,242)
Cash and Cash Equivalents, Beginning of Period	831,998	709,502	754,744

Cash and Cash Equivalents, End of Period	$1,412,472	$831,998	$709,502

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$116,296	$125,361	$80,159

Payments for Income Taxes	$236,718	$69,858	$30,234

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$47,683	$63,273	$6,803

Non-Cash Distributions to Non-Controlling Interest Holders	$(60,589)	$(18,537)	$(6,803)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$16,181	$(6,029)	$(5,409)

Net Assets Related to the Consolidation of CLO Vehicles	$8,398	$—	$233,541

Net Assets Related to the Consolidation of Certain Fund Entities	$354,080	$659,001	$50,224

In-kind Redemption of Capital	$—	$—	$(2,017)

In-kind Contribution of Capital	$—	$2,323	$2,017

Notes Issuance Costs	$4,375	$—	$4,788

Transfer of Interests to Non-Controlling Interest Holders	$(1,885)	$(2,403)	$(4,584)

Change in The Blackstone Group L.P.’s Ownership Interest	$9,032	$(2,519)	$(2,423)

Net Settlement of Vested Common Units	$69,426	$153,522	$167,046

Conversion of Blackstone Holdings Units to Common Units	$117,877	$43,255	$256,239

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(105,686)	$(113,757)	$(204,320)

Due to Affiliates	$82,704	$33,177	$146,964

Partners’ Capital	$22,982	$80,580	$57,356

Issuance of New Units	$—	$42,400	$—

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries (“Blackstone” or the “Partnership”), is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, collateralized debt obligation (“CDO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory, capital markets and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments and financial instruments and the accounting for Goodwill and equity-based compensation. Actual results could differ from those estimates and such differences could be material.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

(a)	The entity has all of the attributes of an investment company,

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other.

Management and Advisory Fees, Net — Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees and advisory fees net of management fee reductions and offsets.

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

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are granted based on the amount such limited partners reimburse the Blackstone Funds for placement fees.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

Level II Valuation Techniques

Financial instruments classified within Level II of the fair value hierarchy comprise debt instruments, including certain corporate loans and bonds held by Blackstone’s consolidated CLO vehicles, those held within Blackstone’s Treasury Cash Management Strategies and debt securities sold, not yet purchased and interests in investment funds. Certain equity securities and derivative instruments valued using observable inputs are also classified as Level II.

The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:

•

Debt Instruments and Equity Securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

Private Equity Investments — The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are based on unaudited information at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company such as EBITDA by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee that is chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. The adjustment resulting from the difference between the fair value of assets and liabilities for each of these events is presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. The recognition of the initial difference between the fair value of assets and liabilities of CLO vehicles consolidated as a result of the acquisition of management contracts or CLO managers subsequent to the initial adoption of revised accounting guidance effective January 1, 2010, as an adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. The methodology for measuring the fair value of such assets and liabilities is consistent with the methodology applied to private equity, real estate and credit-focused investments. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Amounts attributable to Non-Controlling Interests in Consolidated Entities have a corresponding adjustment to Appropriated Partners’ Capital.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008 and the acquisition of Strategic Partners in 2013. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation consists of Carried Interest (which may be distributed in cash or in-kind) and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expenses incurred by consolidated Blackstone funds are separately presented within Fund Expenses in the Consolidated Statements of Operations.

In 2013, Other Income included the amount attributable to the Reversal of the Tax Receivable Agreement Liability. This is income attributable to a change in tax rate as discussed in Note 14. “Income Taxes”.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

In February 2015, the FASB issued amended guidance on consolidation. The amended guidance modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. The amended guidance simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. The amended guidance is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Partnership is evaluating the impact on its consolidated financial statements.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill has been allocated to each of the Partnership’s five segments as follows: Private Equity ($778.3 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit ($346.4 million) and Financial Advisory ($68.9 million).

The carrying value of goodwill was $1.8 billion as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the Partnership determined there was no evidence of Goodwill impairment.

Intangible Assets, Net consists of the following:

	December 31,
	2014	2013
Finite-Lived Intangible Assets / Contractual Rights	$1,464,017	$1,594,128
Accumulated Amortization	(1,005,184)	(1,033,380)

Intangible Assets, Net	$458,833	$560,748

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2014	2013	2012
Balance, Beginning of Year	$560,748	$598,535	$595,488
Amortization Expense	(101,915)	(95,671)	(139,174)
Acquisitions	—	57,884	142,221

Balance, End of Year	$458,833	$560,748	$598,535

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization of Intangible Assets held at December 31, 2014 is expected to be $96.1 million, $85.6 million, $46.5 million, $46.5 million, and $46.4 million for each of the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively. Blackstone’s intangible assets as of December 31, 2014 are expected to amortize over a weighted-average period of 6.9 years.

4.	INVESTMENTS

Investments consist of the following:

	December 31,
	2014	2013
Investments of Consolidated Blackstone Funds	$11,375,407	$12,521,248
Equity Method Investments	3,240,825	3,309,879
Blackstone’s Treasury Cash Management Strategies	1,666,061	1,104,800
Performance Fees	6,337,045	4,674,792
Other Investments	146,251	118,804

	$22,765,589	$21,729,523

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $704.9 million and $487.8 million at December 31, 2014 and December 31, 2013, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2014	2013	2012
Realized Gains (Losses)	$143,194	$205,741	$(3,502)
Net Change in Unrealized Gains (Losses)	(20,127)	(26,800)	58,602

Realized and Net Change in Unrealized Gains (Losses) from Blackstone Funds	123,067	178,941	55,100
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	234,787	202,723	201,045

Other Income — Net Gains from Fund Investment Activities	$357,854	$381,664	$256,145

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

December 31, 2014, 2013 and 2012, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Blackstone holds a 40% non-controlling equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) and accounts for this interest using the equity method of accounting.

The Partnership recognized net gains related to its equity method investments of $297.9 million, $591.9 million and $199.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The summarized financial information of the Partnership’s equity method investments for December 31, 2014 are as follows:

	December 31, 2014 and the Year Then Ended
	Private	Real	Hedge Fund
	Equity	Estate	Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$43,005,350	$59,117,360	$15,947,483	$14,611,539	$19,594	$132,701,326
Other Assets	667,131	3,213,450	1,411,406	1,751,967	53,551	7,097,505

Total Assets	$43,672,481	$62,330,810	$17,358,889	$16,363,506	$73,145	$139,798,831

Liabilities and Partners’ Capital
Debt	$836,667	$3,645,998	$20,550	$1,254,774	$—	$5,757,989
Other Liabilities	100,362	617,101	919,013	827,469	24,937	2,488,892

Total Liabilities	937,029	4,263,099	939,563	2,082,243	24,937	8,246,871

Partners’ Capital	42,735,452	58,067,711	16,419,326	14,281,263	48,208	131,551,960

Total Liabilities and Partners’ Capital	$43,672,481	$62,330,810	$17,358,889	$16,363,506	$73,145	$139,798,831

Statement of Operations
Interest Income	$406,255	$260,683	$483	$567,008	$1	$1,234,430
Other Income	21,305	1,030,685	125,441	52,207	118,835	1,348,473
Interest Expense	(61,855)	(89,842)	(271)	(86,957)	(153)	(239,078)
Other Expenses	(97,073)	(249,095)	(103,787)	(177,968)	(71,297)	(699,220)
Net Realized and Unrealized Gain from Investments	8,567,193	10,441,009	547,982	643,080	3,263	20,202,527

Net Income	$8,835,825	$11,393,440	$569,848	$997,370	$50,649	$21,847,132

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2012 are as follows:

	December 31, 2012 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$31,308,915	$40,230,098	$8,193,041	$11,066,214	$22,345	$90,820,613
Other Assets	1,289,961	1,714,990	1,173,627	2,516,388	46,178	6,741,144

Total Assets	$32,598,876	$41,945,088	$9,366,668	$13,582,602	$68,523	$97,561,757

Liabilities and Partners’ Capital
Debt	$1,478,929	$1,336,305	$65,103	$1,043,595	$972	$3,924,904
Other Liabilities	91,519	703,412	642,925	1,401,910	20,192	2,859,958

Total Liabilities	1,570,448	2,039,717	708,028	2,445,505	21,164	6,784,862

Partners’ Capital	31,028,428	39,905,371	8,658,640	11,137,097	47,359	90,776,895

Total Liabilities and Partners’ Capital	$32,598,876	$41,945,088	$9,366,668	$13,582,602	$68,523	$97,561,757

Statement of Operations
Interest Income	$350,153	$128,624	$194	$712,490	$—	$1,191,461
Other Income	13,255	294,105	36,797	7,283	76,809	428,249
Interest Expense	(23,060)	(39,103)	(1,024)	(60,082)	—	(123,269)
Other Expenses	(48,926)	(64,569)	(60,114)	(101,451)	(48,744)	(323,804)
Net Realized and Unrealized Gain (Loss) from Investments	3,916,697	4,979,027	798,892	1,362,351	1,014	11,057,981

Net Income (Loss)	$4,208,119	$5,298,084	$774,745	$1,920,591	$29,079	$12,230,618

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

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

	Year Ended December 31,
	2014	2013	2012
Realized Gains (Losses)	$11,689	$(5,793)	$9,095
Net Change in Unrealized Gains (Losses)	2,002	(9,342)	(502)

	$13,691	$(15,135)	$8,593

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2013	$971,860	$3,268,606	$9,468	$424,858	$4,674,792
Performance Fees Allocated as a Result of Changes in Fund Fair Values	1,977,029	2,054,558	48,263	182,237	4,262,087
Foreign Exchange Gain	—	(44,893)	—	—	(44,893)
Fund Distributions	(733,305)	(1,556,520)	(42,700)	(222,416)	(2,554,941)

Performance Fees, December 31, 2014	$2,215,584	$3,721,751	$15,031	$384,679	$6,337,045

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2014	2013	2012
Realized Gains	$5,082	$13,468	$743
Net Change in Unrealized Gains (Losses)	(6,309)	(6,758)	(371)

	$(1,227)	$6,710	$372

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2014 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$183,719	$1,415	(a	)	(a	)
Credit Driven	333,674	—	(b	)	(b	)
Event Driven	191,704	—	(c	)	(c	)
Equity	360,132	—	(d	)	(d	)
Commodities	65,529	—	(e	)	(e	)
Private Equity	89,561	—	(f	)	(f	)

	$1,224,319	$1,415

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 80% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 14% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

may lapse cannot be estimated. The remaining 6% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 8% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 69% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 30% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 1% of the total fair value in the credit driven category are subject to redemption restrictions at the discretion of the investee fund manager who may choose (but may not have exercised such ability) to side-pocket such investments. As of the reporting date, the investee fund manager had not elected to side-pocket any of Blackstone’s investments in this category.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted for investments representing 95% of the fair value of investments in this category. Distributions will be received as the underlying investments are liquidated. The remaining 5% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(f)	The Private Equity category includes investments in private equity funds that primarily invest in private equity, revenue interests and other private investments. Withdrawals are not permitted for investments in this category.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Blackstone and the Blackstone Funds enter into derivative contracts in the normal course of business to achieve certain risk management objectives and for general investment purposes. Blackstone may enter into derivative contracts in order to hedge its interest rate risk exposure against the effects of interest rate changes. Additionally, Blackstone may also enter into derivative contracts in order to hedge its foreign currency risk exposure against the effects of a portion of its non-U.S. dollar denominated currency net investments. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Net Investment Hedges

To manage the potential exposure from adverse changes in currency exchange rates arising from Blackstone’s net investment in foreign operations, during December 2014, Blackstone entered into several foreign currency forward contracts to hedge a portion of the net investment in Blackstone’s non-U.S. dollar denominated foreign operations.

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the year ended December 31, 2014 the resulting gain was $0.5 million.

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

	December 31, 2014				December 31, 2013
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$62,078	$523	$—	$—	$—	$—	$—	$—

Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	223,886	407	879,412	4,590	1,994,276	8,521	1,083,140	2,676
Foreign Currency Contracts	192,163	2,798	148,873	681	166,066	1,480	163,787	1,015
Total Return Swaps	—	—	—	—	326,929	342	—	—
Credit Default Swaps	19,500	85	56,000	868	—	—	10,000	591
Investments of Consolidated Blackstone Funds Foreign Currency Contracts	199,364	8,915	250,244	21,875	396,569	30,830	239,037	10,018
Interest Rate Contracts	22,659	2,281	—	—	62,193	3,726	—	—
Credit Default Swaps	—	—	91,372	2,514	—	—	—	—

	657,572	14,486	1,425,901	30,528	2,946,033	44,899	1,495,964	14,300

Total	$719,650	$15,009	$1,425,901	$30,528	$2,946,033	$44,899	$1,495,964	$14,300

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2014	2013	2012
Fair Value Hedges — Interest Rate Swaps
Hedge Ineffectiveness	$—	$—	$548

Excluded from Assessment of Effectiveness	$—	$—	$(938)

Realized Gain	$—	$—	$22,941

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(1,012)	$34,206	$(2,752)
Foreign Currency Contracts	8,251	4,022	(3,816)
Credit Default Swaps	1,363	752	(1)

Total	$8,602	$38,980	$(6,569)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(7,757)	$(1,947)	$12,134
Foreign Currency Contracts	(31,728)	2,636	(5,523)
Other	5,193	392	—

Total	$(34,292)	$1,081	$6,611

Since the inception of the above mentioned fair value hedge designation, Blackstone recognized a $64.2 million increase in the fair value of the hedged borrowing. This basis adjustment is being accreted using the effective interest method through August 15, 2019, the remaining term of the hedged borrowing.

As of December 31, 2014, 2013 and 2012, the Partnership had not designated any derivatives as cash flow hedges.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2014	2013
Assets
Loans and Receivables	$40,397	$137,788
Equity and Preferred Securities	102,907	88,568
Assets of Consolidated CLO Vehicles
Corporate Loans	6,279,592	8,466,889
Corporate Bonds	292,690	161,382
Other	44,513	41,061

	$6,760,099	$8,895,688

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$6,448,352	$8,302,572
Subordinated Notes	348,752	610,435

	$6,797,104	$8,913,007

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2014		2013		2012
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(1,703)	$(3,022)	$43	$(1,101)	$(308)	$(375)
Equity and Preferred Securities	(2,038)	6,885	(2,833)	7,273	(353)	500
Assets of Consolidated CLO Vehicles
Corporate Loans	(77,041)	(28,054)	37,464	172,968	(35,428)	554,628
Corporate Bonds	(1,405)	(7,931)	4,510	(5,058)	393	13,264
Other	22,625	17,649	2,647	(476)	2,425	11,889

	$(59,562)	$(14,473)	$41,831	$173,606	$(33,271)	$579,906

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$(6,626)	$(133,274)	$(6,078)	$(485,655)	$17	$(603,250)
Subordinated Notes	—	108,611	—	96,991	—	(69,141)

	$(6,626)	$(24,663)	$(6,078)	$(388,664)	$17	$(672,391)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2014			December 31, 2013
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(5,323)	$—	$—	$(533)	$—	$—
Assets of Consolidated
CLO Vehicles
Corporate Loans	(197,580)	4,369	(21,876)	(281,254)	57,837	(176,379)
Corporate Bonds	(7,814)	—	—	(1,789)	—	—

	$(210,717)	$4,369	$(21,876)	$(283,576)	$57,837	$(176,379)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2014 and 2013, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2014, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$1,103,210	$1,103,210
Equity Securities	58,934	114,115	179,311	352,360
Partnership and LLC Interests	—	187,140	1,496,422	1,683,562
Debt Instruments	—	1,502,314	105,970	1,608,284
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,691,517	588,075	6,279,592
Corporate Bonds	—	292,690	—	292,690
Freestanding Derivatives — Foreign Currency Contracts	—	8,915	—	8,915
Freestanding Derivatives — Interest Rate Contracts	—	2,281	—	2,281
Other	13	19,455	25,045	44,513

Total Investments of Consolidated Blackstone Funds	58,947	7,818,427	3,498,033	11,375,407

Blackstone’s Treasury Cash Management Strategies
Investment Funds	307,111	—	—	307,111
Equity Securities	71,746	—	—	71,746
Debt Instruments	—	1,141,301	84,894	1,226,195
Other	—	50,850	10,159	61,009

Total Blackstone’s Treasury Cash Management Strategies	378,857	1,192,151	95,053	1,666,061
Money Market Funds	198,278	—	—	198,278
Net Investment Hedges — Foreign Currency Contracts	—	523	—	523
Freestanding Derivatives
Interest Rate Contracts	263	144	—	407
Foreign Currency Contracts	—	2,798	—	2,798
Credit Default Swaps	—	85	—	85
Loans and Receivables	—	—	40,397	40,397
Other Investments	31,731	7,310	107,210	146,251

	$668,076	$9,021,438	$3,740,693	$13,430,207

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$6,448,352	$6,448,352
Subordinated Notes	—	—	348,752	348,752
Freestanding Derivatives — Foreign Currency Contracts	—	21,875	—	21,875
Freestanding Derivatives — Credit Default Swaps	—	2,514	—	2,514
Freestanding Derivatives
Interest Rate Contracts	1,357	3,233	—	4,590
Foreign Currency Contracts	—	681	—	681
Credit Default Swaps	—	868	—	868
Securities Sold, Not Yet Purchased	—	85,878	—	85,878

	$1,357	$115,049	$6,797,104	$6,913,510

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$897,843	$897,843
Equity Securities	51,147	130,816	193,699	375,662
Partnership and LLC Interests	—	88,555	1,254,903	1,343,458
Debt Instruments	—	1,154,902	45,495	1,200,397
Assets of Consolidated CLO Vehicles
Corporate Loans		7,537,661	929,228	8,466,889
Corporate Bonds	—	161,382	—	161,382
Freestanding Derivatives — Foreign Currency Contracts	—	30,830	—	30,830
Freestanding Derivatives — Interest Rate Contracts	—	3,726	—	3,726
Other	3,477	—	37,584	41,061

Total Investments of Consolidated Blackstone Funds	54,624	9,107,872	3,358,752	12,521,248

Blackstone’s Treasury Cash Management Strategies
Investment Funds	19,629	—	—	19,629
Debt Instruments	—	1,041,039	34,010	1,075,049
Other	—	—	10,122	10,122

Total Blackstone’s Treasury Cash Management Strategies	19,629	1,041,039	44,132	1,104,800
Money Market Funds	173,781	—	—	173,781
Freestanding Derivatives
Interest Rate Contracts	7,423	1,098	—	8,521
Foreign Currency Contracts	—	1,480	—	1,480
Total Return Swaps	—	342	—	342
Loans and Receivables	—	—	137,788	137,788
Other Investments	87,068	17,270	14,466	118,804

	$342,525	$10,169,101	$3,555,138	$14,066,764

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$8,302,572	$8,302,572
Subordinated Notes	—	—	610,435	610,435
Freestanding Derivatives — Foreign Currency Contracts	—	10,018	—	10,018
Freestanding Derivatives
Interest Rate Contracts	2,484	192	—	2,676
Foreign Currency Contracts	—	1,015	—	1,015
Credit Default Swaps	—	591	—	591
Securities Sold, Not Yet Purchased	—	76,195	—	76,195

	$2,484	$88,011	$8,913,007	$9,003,502

(a)

Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of December 31, 2014 and 2013, respectively:

	Year Ended December 31,
	2014	2013
Transfers from Level I into Level II (a)	$1,639	$28,670
Transfers from Level II into Level I (b)	$23,758	$1,308

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$1,103,210	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	106,727	Discounted Cash Flows	Discount Rate	8.4% - 24.7%	11.8%
			Revenue CAGR	0.7% - 24.4%	7.1%
			Exit Multiple - EBITDA	5.0x - 13.0x	10.1x
			Exit Multiple - P/E	10.5x - 17.0x	11.2x
	67,706	Transaction Price	N/A	N/A	N/A
	163	Market Comparable Companies	EBITDA Multiple	6.7x - 7.6x	6.9x
	45	Third Party Pricing	N/A	N/A	N/A
	4,670	Other	N/A	N/A	N/A

Partnership and LLC Interests	485,748	Discounted Cash Flows	Discount Rate	4.4% - 21.5%	9.5%
			Revenue CAGR	-4.4% - 41.7%	6.5%
			Exit Multiple - EBITDA	1.0x - 19.1x	9.7x
			Exit Capitalization Rate	2.0% - 19.1%	6.8%
	996,199	Transaction Price	N/A	N/A	N/A
	13,793	Third Party Pricing	N/A	N/A	N/A
	682	Other	N/A	N/A	N/A

Debt Instruments	9,570	Discounted Cash Flows	Discount Rate	8.8% - 24.7%	16.1%
			Revenue CAGR	4.7% - 6.8%	5.0%
			Exit Multiple - EBITDA	5.9x - 11.3x	11.0x
			Exit Capitalization Rate	1.0% - 12.4%	9.3%
			Default Rate	2%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	95,542	Third Party Pricing	N/A	N/A	N/A
	686	Transaction Price	N/A	N/A	N/A
	172	Market Comparable Companies	EBITDA Multiple	6.6x - 7.9x	6.6x

Assets of Consolidated CLO Vehicles	318,636	Third Party Pricing	N/A	N/A	N/A
	290,658	Market Comparable Companies	EBITDA Multiple	3.8x - 15.0x	6.1x
	3,826	Discounted Cash Flows	Discount Rate	8.0%	N/A

Total Investments of Consolidated Blackstone Funds	3,498,033

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$26,167	Discounted Cash Flows	Default Rate	1.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	30.0%	N/A
			Reinvestment Rate	LIBOR + 450 bps	N/A
			Discount Rate	5.8% - 10.0%	7.2%
	54,257	Third Party Pricing	N/A	N/A	N/A
	10,159	NAV as Fair Value	N/A	N/A	N/A
	4,470	Transaction Price	N/A	N/A	N/A

Loans and Receivables	26,247	Discounted Cash Flows	Discount Rate	10.5% - 12.2%	10.9%
	14,150	Transaction Price	N/A	N/A	N/A

Other Investments	11,887	Transaction Price	N/A	N/A	N/A
	2,719	NAV as Fair Value	N/A	N/A	N/A
	92,604	Discounted Cash Flows	Discount Rate	1.3% - 12.5%	2.9%
			Default Rate	2.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A

Total	$3,740,693

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$6,797,104	Discounted Cash Flows	Default Rate	2.0%	N/A

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.3% - 19.3%	2.3%
			Reinvestment Rate	LIBOR + 400 bps	N/A

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

	Level III Financial Assets at Fair Value Year Ended December 31,
	2014				2013
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,358,752	$137,788	$58,598	$3,555,138	$3,017,699	$30,663	$28,104	$3,076,466
Transfer In Due to Consolidation and Acquisition (a)	276,806	—	—	276,806	673,031	—	11,960	684,991
Transfer Out Due to Deconsolidation	(335,357)	—	—	(335,357)	(284,960)	—	—	(284,960)
Transfer In to Level III (b)	570,902	—	32,681	603,583	624,450	—	12,627	637,077
Transfer Out of Level III (b)	(358,406)	—	(48,282)	(406,688)	(481,637)	—	(9,241)	(490,878)
Purchases	1,125,697	192,568	193,369	1,511,634	733,356	370,508	129,122	1,232,986
Sales	(1,299,608)	(284,920)	(18,346)	(1,602,874)	(1,249,271)	(265,996)	(112,833)	(1,628,100)
Settlements	—	(1,171)	(522)	(1,693)	—	2,312	(1,958)	354
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income	159,247	(3,868)	(15,235)	140,144	326,084	301	817	327,202

Balance, End of Period	$3,498,033	$40,397	$202,263	$3,740,693	$3,358,752	$137,788	$58,598	$3,555,138

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$58,563	$(4,048)	$(2,012)	$52,503	$261,403	$258	$(13,117)	$248,544

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Year Ended December 31,
	2014			2013
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$8,302,572	$610,435	$8,913,007	$10,695,136	$846,471	$11,541,607
Transfer In Due to Consolidation and Acquisition (a)	1,990,703	144,107	2,134,810	—	—	—
Transfer Out Due to Deconsolidation	(2,231,852)	(277,302)	(2,509,154)	(1,100,842)	(150,925)	(1,251,767)
Issuances	557,780	10,000	567,780	41,233	784	42,017
Settlements	(1,807,845)	(703)	(1,808,548)	(2,034,367)	(530)	(2,034,897)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income	(363,006)	(137,785)	(500,791)	701,412	(85,365)	616,047

Balance, End of Period	$6,448,352	$348,752	$6,797,104	$8,302,572	$610,435	$8,913,007

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$127,011	$(79,423)	$47,588	$695,334	$(85,365)	$609,969

(a)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities, the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

	December 31,
	2014	2013
Investments	$776,079	$758,304
Accounts Receivable	125,316	166,908
Due from Affiliates	53,751	86,246

Total VIE Assets	955,146	1,011,458
Due to Affiliates	108	397
Accounts Payable, Accrued Expenses and Other Liabilities	124	2
Potential Clawback Obligation	206,725	63,290

Maximum Exposure to Loss	$1,162,103	$1,075,147

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2014, the Partnership pledged securities with a carrying value of $44.8 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

11.	OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2014	2013
Furniture, Equipment and Leasehold Improvements	$318,672	$325,700
Less: Accumulated Depreciation	(182,932)	(188,612)

Furniture, Equipment and Leasehold Improvements, Net	135,740	137,088
Prepaid Expenses	102,503	61,226
Other Assets	96,501	75,815
Freestanding Derivatives	3,290	10,343
Net Investment Hedges	523	—

	$338,557	$284,472

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Depreciation expense of $28.6 million, $33.6 million and $34.0 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2014, 2013 and 2012, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

Accounts Payable, Accrued Expenses and Other Liabilities includes $97.8 million and $57.0 million as of December 31, 2014 and 2013, respectively, relating to redemptions that were legally payable to investors of the consolidated Blackstone Funds of $591.7 million and $229.1 million, respectively, of payables relating to unsettled purchases.

12.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of December 31, 2014:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$523	$—	$—	$523
Freestanding Derivatives	3,290	1,132	352	1,806

Total	$3,813	$1,132	$352	$2,329

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$8,653	$1,132	$7,424	$97
Repurchase Agreements	29,907	29,438	469	—

Total	$38,560	$30,570	$7,893	$97

The following tables present the offsetting of assets and liabilities as of December 31, 2013:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$10,343	$3,025	$582	$6,736
Reverse Repurchase Agreements	148,984	148,394	—	590

Total	$159,327	$151,419	$582	$7,326

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$4,282	$3,025	$1,257	$—
Repurchase Agreements	316,352	316,352	—	—

Total	$320,634	$319,377	$1,257	$—

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

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2014, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.2 billion, which was fully offset with an accompanying overdraft.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

	December 31,
	2014			2013
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,100,000	$689	0.88%	$1,100,000	$717	1.25%
Blackstone Issued 6.625% Notes Due 8/15/2019 (b)(f)	585,000	585,000	6.63%	585,000	585,000	6.63%
Blackstone Issued 5.875% Notes Due 3/15/2021 (c)(f)	400,000	400,000	5.88%	400,000	400,000	5.88%
Blackstone Issued 4.750% Notes Due 2/15/2023 (d)(f)	400,000	400,000	4.75%	400,000	400,000	4.75%
Blackstone Issued 6.250% Notes Due 8/15/2042 (d)(f)	250,000	250,000	6.25%	250,000	250,000	6.25%
Blackstone Issued 5.000% Notes Due 6/15/2044 (e)(f)	500,000	500,000	5.00%	—	—	n/a

	3,235,000	2,135,689	5.71%	2,735,000	1,635,717	5.92%
Blackstone Fund Facilities (g)	6,877	6,877	2.53%	13,075	13,075	3.19%
CLO Vehicles (h)	7,519,660	7,334,316	1.27%	9,891,473	9,826,621	1.09%

	$10,761,537	$9,476,882	2.27%	$12,639,548	$11,475,413	1.78%

(a)	Blackstone, through indirect subsidiaries, has a $1.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of May 29, 2019. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. As of December 31, 2014, there was an outstanding but undrawn letter of credit against the credit facility for $0.7 million.
(b)	On August 20, 2009, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, issued $600 million of senior notes. The notes, which were issued at a discount, accrue interest from August 20, 2009. Interest is paid semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010. Interest expense on the notes was $38.8 million, $38.8 million and $39.4 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.
(c)

On September 15, 2010, the Issuer issued $400 million of senior notes. The notes, which were issued at a discount, accrue interest from September 20, 2010. Interest is payable semiannually in arrears on March 15 and

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

September 15 of each year, commencing on March 15, 2011. Interest expense on the notes was $23.5 million, $23.5 million and $23.5 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
(d)	On August 17, 2012, the Issuer issued $400 million of senior notes due February 15, 2023 and $250 million of senior notes maturing August 15, 2042. The notes, which were issued at a discount, accrue interest from August 17, 2012. Interest is payable semiannually in arrears on February 15 and September 15 of each year, commencing on February 15, 2013. Interest expense on the $400 million note was $19.0 million and $19.0 million for the years ended December 31, 2014 and December 31, 2013, respectively. Interest expense on the $250 million note was $15.6 million and $15.6 million for the years ended December 31, 2014 and December 31, 2013, respectively.
(e)	On April 7, 2014, the Issuer issued $500 million aggregate principal amount of Senior Notes maturing June 15, 2044 (the “2014 Notes”). The 2014 Notes have an interest rate of 5.000% per annum, accruing from April 7, 2014. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2014. Interest expense on the 2014 Notes was $18.3 million and $0.0 million for the years ended December 31, 2014 and December 31, 2013, respectively. The 2014 Notes are unsecured and unsubordinated obligations of the Issuer. The 2014 Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “2014 Guarantors”). The guarantees are unsecured and unsubordinated obligations of the 2014 Guarantors. Transaction costs related to the issuance of the 2014 Notes have been capitalized and are being amortized over the life of the 2014 Notes.
(f)	Represents long term borrowings in the form of senior notes (the “Notes”) issued by the Issuer. The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provide that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.
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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Consolidated Statements of Financial Condition, were:

	December 31,
	2014		2013
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$625,111	$684,158	$632,823	$684,860
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,710	$462,360	$398,543	$447,120
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,805	$436,240	$393,202	$415,760
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,864	$307,125	$239,738	$278,550
Blackstone Issued 5.000%, $500 Million Par, Notes Due 6/15/2044	$493,013	$527,500	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2014				2013
	Borrowing Outstanding		Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding		Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,594,266		1.27%	3.8	$8,605,553		1.09%	4.1
Subordinated Notes	740,050	(a)		N/A	1,221,068	(a)		N/A

	$7,334,316				$9,826,621

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2014			2013
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,448,352	$2,500	$2,504	$8,302,572	$14,500	$13,732
Subordinated Notes	$348,752	$24,200	$14,377	$610,435	$224,444	$110,197

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2014 and 2013, the fair value of the consolidated CLO assets was $8.0 billion and $9.5 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2014.

Scheduled principal payments for borrowings at December 31, 2014 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2015	$—	$—	$—
2016	—	6,877	6,877
2017	—	488,508	488,508
2018	—	—	—
2019	585,000	—	585,000
Thereafter	1,550,000	6,845,808	8,395,808

Total	$2,135,000	$7,341,193	$9,476,193

14.	INCOME TAXES

The Provision for Income Taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current
Federal Income Tax	$135,193	$19,237	$5,928
Foreign Income Tax	24,199	13,302	16,921
State and Local Income Tax	69,281	33,273	36,022

	228,673	65,812	58,871

Deferred
Federal Income Tax	54,375	157,962	100,875
Foreign Income Tax	(416)	(638)	(691)
State and Local Income Tax	8,541	32,506	25,968

	62,500	189,830	126,152

Provision for Taxes	$291,173	$255,642	$185,023

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2014	2013	2012
Income Before Provision for Taxes	$3,986,726	$3,148,561	$1,014,905
Total Provision for Taxes	$291,173	$255,642	$185,023
Effective Income Tax Rate	7.3%	8.1%	18.2%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-28.7%	-28.7%	-23.6%
Interest Expense	-0.5%	-0.9%	-3.4%
Foreign Income Taxes	-0.3%	-0.2%	-3.2%
State and Local Income Taxes	1.5%	1.7%	3.0%
Equity-Based Compensation	1.1%	1.6%	9.3%
Change in Tax Rate	0.0%	0.6%	-0.1%
Net Unrecognized Tax Positions	0.1%	-0.2%	0.7%
Non Deductible Expenses	0.2%	0.0%	0.6%
Tax Deductible Compensation	-0.4%	-0.3%	-0.4%
Other	-0.7%	-0.5%	0.3%

Effective Income Tax Rate (b)	7.3%	8.1%	18.2%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision for Taxes.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2014	2013
Deferred Tax Assets
Fund Management Fees	$21,607	$8,728
Equity-Based Compensation	56,783	54,810
Unrealized Gains from Investments	(119,428)	(117,685)
Depreciation and Amortization	1,314,570	1,285,042
Net Operating Loss Carry Forward	—	12
Other	(21,302)	(21,700)

Total Deferred Tax Assets	$1,252,230	$1,209,207

Deferred Tax Liabilities
Depreciation and Amortization	$10	$10

Total Deferred Tax Liabilities	$10	$10

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $56.8 million and $81.4 million for the years ended December 31, 2011 and 2010, respectively, of which $8.8 million was carried back and utilized against prior year taxable income, $74.9 million was utilized against taxable income generated in the tax year ended December 31, 2012 and $54.6 million was utilized against taxable income generated in the tax year ended December 31, 2013. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance.

The Partnership also considers projections of taxable income in evaluating its ability to utilize deferred tax assets. In projecting its taxable income, the Partnership begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Partnership uses to manage its business. At this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2014.

Currently, the Partnership does not believe it meets the indefinite reversal criteria that would cause the Partnership to not recognize a deferred tax liability with respect to its foreign subsidiaries. Where applicable, Blackstone will record a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

regulators. As of December 31, 2014, Blackstone’s U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination. The Internal Revenue Service is examining a corporate subsidiary’s 2012 U.S. federal income tax return. State and local tax returns are generally subject to audit from 2010 through 2013. Currently, the State of New York is examining the tax returns filed by a subsidiary for the years 2010 through 2011 and the City of New York is examining certain other subsidiaries’ tax returns for the years 2007 through 2011. The Income Tax Department of the Government of India is examining the tax returns of the Indian subsidiaries for the years 2008 and 2009. Blackstone believes that during 2015 certain tax audits have a reasonable possibility of being completed and does not expect the results of these audits to have a material impact on the consolidated financial statements.

Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2014	2013
Unrecognized Tax Benefits — January 1	$18,862	$30,742
Additions based on Tax Positions Related to Current Year	2,104	6,517
Additions for Tax Positions of Prior Years	4,002	3,435
Reductions for Tax Positions of Prior Years	(2,503)	(17,686)
Settlements	(1,062)	(3,538)
Exchange Rate Fluctuations	(1,567)	(608)

Unrecognized Tax Benefits — December 31	$19,836	$18,862

If the above tax benefits were recognized, $19.8 million and $18.9 million for the years ended December 31, 2014 and 2013, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expense. During the year ended December 31, 2014, $2.0 million of interest expense and no penalties were accrued. During the year ended December 31, 2013, $1.0 million of interest expense and no penalties were accrued. During the year ended December 31, 2012, $5.8 million of interest expense and $0.5 million of penalties were accrued.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the years ended December 31, 2014, 2013 and 2012 was calculated as follows:

	Year Ended December 31,
	2014	2013	2012
Net Income Attributable to The Blackstone Group L.P.	$1,584,589	$1,171,202	$218,598

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	608,803,111	587,018,828	533,703,606

Basic Net Income Per Common Unit	$2.60	$2.00	$0.41

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	608,803,111	587,018,828	533,703,606
Weighted-Average Unvested Deferred Restricted Common Units	4,373,294	3,527,812	4,965,464

Weighted-Average Diluted Common Units Outstanding	613,176,405	590,546,640	538,669,070

Diluted Net Income Per Common Unit	$2.58	$1.98	$0.41

Distributions Declared Per Common Unit (a)	$1.92	$1.18	$0.52

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.

The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Weighted-Average Blackstone Holdings Partnership Units	542,553,088	553,579,525	590,446,577

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

During the years ended December 31, 2014, 2013 and 2012, no units were repurchased. As of December 31, 2014, the amount remaining available for repurchases under this program was $335.8 million.

16.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

For the years ended December 31, 2014, 2013 and 2012 the Partnership recorded compensation expense of $734.7 million, $855.1 million, and $949.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $23.1 million, $33.3 million, and $25.0 million, respectively.

As of December 31, 2014, there was $710.6 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,158,741,134 as of December 31, 2014.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2014 and of changes during the period January 1, 2014 through December 31, 2014 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2013	48,057,816	$26.64	20,004,139	$15.57	147,169	$12.00
Granted	6,071,140	33.17	2,253,591	30.73	461	28.05
Vested	(19,115,193)	29.46	(3,783,459)	18.35	(144,526)	11.71
Forfeited	(447,276)	17.83	(904,899)	15.02	(1,649)	32.09
Cancelled	(1,068,250)	31.00	—	—	—	—

Balance, December 31, 2014	33,498,237	$26.19	17,569,372	$16.95	1,455	$31.95

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2014, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	31,398,029	1.80
Deferred Restricted Blackstone Common Units	15,287,617	1.80

Total Equity-Based Awards	46,685,646	1.80

Phantom Units	1,293	0.90

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from one to nine years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1% to 12.1% annually by employee class, and a per unit discount, ranging from $0.01 to $7.54. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

The phantom units vest over the assumed service period, which ranges from 3 to 4 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 4.4% to 12.1% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $1.1 million, $0.6 million and $0.4 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2014, 2013 and 2012, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisers received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to 8 years from the IPO date. Subsequent to the Reorganization, the Partnership has granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership has accounted for the unvested Blackstone Holdings Partnership Units as compensation expense over the vesting period. The fair values have been derived based on the closing price of Blackstone’s common units on the date of the grant, or $31 (based on the initial public offering price per Blackstone common unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 9 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 12.1%, based on historical experience.

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $90.7 million.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

17.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2014	2013
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$2,518	$1,561
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	237,341	151,493
Amounts Due from Portfolio Companies and Funds	372,820	307,926
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	32,020	259,787
Management and Performance Fees Due from Non-Consolidated Funds	355,657	325,389
Payments Made on Behalf of Non-Consolidated Entities	111,796	133,790
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	16,256	12,098

	$1,128,408	$1,192,044

	December 31,
	2014	2013
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,234,890	$1,235,168
Accrual for Potential Repayment of Previously Received Performance Fees	3,889	4,270
Due to Note Holders of Consolidated CLO Vehicles	16,881	123,929
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	21,266	11,293
Payable to Affiliates for Consolidated Funds	22,447	29,803
Distributions Received on Behalf of Blackstone Entities	176,304	22,815
Payments Made by Non-Consolidated Entities	14,411	9,581

	$1,490,088	$1,436,859

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2014 and 2013, such investments aggregated $1.0 billion and $1.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $176.0 million, $224.7 million and $114.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $327.1 million, $253.9 million and $254.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Fees relate primarily to transaction and monitoring fees which are made in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $2.9 million, $3.4 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2014. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

During the fourth quarter of 2013 and 2011, the effective tax rate of the corporate taxpayers was reduced due to the adoption of New York State and New York City tax laws for sourcing of revenue for apportionment purposes. This resulted in a reduction of $20.5 million and $197.8 million, respectively, due to pre-IPO owners and the others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $413.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. On September 30, 2014, payments totaling $6.2 million were made to certain pre-IPO owners and the others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2008 and 2010 taxable years. Subsequent to December 31, 2014, payments totaling $82.8 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreements and related tax benefits the Partnership received for the 2013 taxable year.

Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to Blackstone common units, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the reporting date, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Acquisition of Ownership Interests from Non-Controlling Interest Holders in the Supplemental Disclosure of Non-Cash Investing and Financing Activities in the Consolidated Statements of Cash Flows.

Other

Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.	COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2032. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2014, 2013 and 2012, was $97.2 million, $78.6 million and $74.8 million, respectively. At December 31, 2014 and 2013, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $8.5 million and $9.0 million, respectively. As of December 31, 2014, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2015	$71,589
2016	65,449
2017	59,811
2018	56,443
2019	55,685
Thereafter	491,849

Total	$800,826

Investment Commitments

Blackstone had $1.4 billion of investment commitments as of December 31, 2014 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $45.8 million as of December 31, 2014 which includes $27.7 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $9.1 million as of December 31, 2014.

On March 28, 2012, the Blackstone Holdings Partnerships entered into a guaranty agreement with a lending institution in which the Holdings Partnerships guarantee certain loans held by employees for investment in Blackstone funds. The amount guaranteed as of December 31, 2014 was $88.8 million.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

The following table presents the clawback obligations by segment:

	December 31,
	2014			2013
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Private Equity	$—	$—	$—	$(5)	$151	$146
Real Estate	130	1,647	1,777	1,501	518	2,019
Credit	1,241	871	2,112	1,213	892	2,105

Total	$1,371	$2,518	$3,889	$2,709	$1,561	$4,270

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2014, $459.1 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

19.	EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain administrative employees who are eligible for participation in the Plan, the Partnership makes a non-elective contribution of 2% of such employee’s annual compensation up to a maximum of one thousand six hundred dollars regardless of whether the employee makes any elective contributions to the Plan. In addition, the Partnership will also contribute 50% of certain eligible employee’s contribution to the Plan with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred expenses of $1.9 million, $1.7 million and $1.5 million in connection with such Plan.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“U.K. Plan”). All United Kingdom employees are eligible to contribute to the U.K. Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred expenses of $0.7 million, $0.4 million and $0.4 million, respectively, in connection with the U.K. Plan.

20.	REGULATED ENTITIES

The Partnership has certain entities that are registered broker-dealers that are subject to the minimum net capital requirements of the United States Securities and Exchange Commission (“SEC”). These entities have continuously operated in excess of these requirements. The Partnership also has certain entities based in London, Hong Kong and Ireland, which are subject to the capital requirements of the Financial Conduct Authority, the Securities & Future Commission and the Central Bank of Ireland, respectively. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2014, $27.7 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$415,841	$628,502	$482,981	$460,205	$—	$1,987,529
Advisory Fees	—	—	—	—	420,845	420,845
Transaction and Other Fees, Net	134,642	91,610	569	18,161	1,455	246,437
Management Fee Offsets	(19,146)	(34,443)	(5,014)	(28,168)	—	(86,771)

Total Management and Advisory Fees, Net	531,337	685,669	478,536	450,198	422,300	2,568,040

Performance Fees
Realized
Carried Interest	754,402	1,487,762	—	208,432	—	2,450,596
Incentive Fees	—	11,499	140,529	109,717	—	261,745
Unrealized
Carried Interest	1,222,828	524,046	—	(37,913)	—	1,708,961
Incentive Fees	—	(5,521)	(879)	(23,025)	—	(29,425)

Total Performance Fees	1,977,230	2,017,786	139,650	257,211	—	4,391,877

Investment Income (Loss)
Realized	202,719	309,095	21,550	9,354	707	543,425
Unrealized	(23,914)	(58,930)	5,132	5,055	860	(71,797)

Total Investment Income	178,805	250,165	26,682	14,409	1,567	471,628
Interest and Dividend Revenue	21,983	30,197	11,114	23,040	10,010	96,344
Other	6,569	2,863	1,855	(2,310)	428	9,405

Total Revenues	2,715,924	2,986,680	657,837	742,548	434,305	7,537,294

Expenses
Compensation and Benefits
Compensation	276,447	326,317	131,658	188,200	230,889	1,153,511
Performance Fee Compensation
Realized
Carried Interest	266,393	432,996	—	116,254	—	815,643
Incentive Fees	—	5,980	42,451	61,668	—	110,099
Unrealized
Carried Interest	210,446	197,174	—	(28,583)	—	379,037
Incentive Fees	—	(2,751)	(273)	(16,252)	—	(19,276)

Total Compensation and Benefits	753,286	959,716	173,836	321,287	230,889	2,439,014
Other Operating Expenses	142,898	146,083	86,129	90,524	88,148	553,782

Total Expenses	896,184	1,105,799	259,965	411,811	319,037	2,992,796

Economic Income	$1,819,740	$1,880,881	$397,872	$330,737	$115,268	$4,544,498

Segment Assets	$6,135,072	$8,032,854	$1,472,992	$2,592,313	$866,392	$19,099,623

THE BLACKSTONE GROUP L.P.
Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$7,537,294	$(52,566	)(a)	$7,484,728
Expenses	$2,992,796	$863,060	(b)	$3,855,856
Other Income	$—	$357,854	(c)	$357,854
Economic Income	$4,544,498	$(557,772	)(d)	$3,986,726
Total Assets	$19,099,623	$12,411,271	(e)	$31,510,894

	December 31, 2013 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$6,611,500	$1,668	(a)	$6,613,168
Expenses	$3,015,461	$851,279	(b)	$3,866,740
Other Income	$—	$402,133	(c)	$402,133
Economic Income	$3,596,039	$(447,478	)(d)	$3,148,561
Total Assets	$16,429,521	$13,249,085	(e)	$29,678,606

	Year Ended December 31, 2012
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$4,066,774	$(47,333	)(a)	$4,019,441
Expenses	$2,025,767	$1,234,914	(b)	$3,260,681
Other Income	$—	$256,145	(c)	$256,145
Economic Income	$2,041,007	$(1,026,102	)(d)	$1,014,905

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2014	2013	2012
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$52,219	$(5,575)	$43,393
Fund Expenses Added in Consolidation	19,169	30,727	37,548
Non-Controlling Interests in Income (Loss) of Consolidated Entities	409,864	381,872	203,557
Transaction-Related Other Income (Loss)	(123,398)	(4,891)	(28,353)

Total Consolidation Adjustments and Reconciling Items	$357,854	$402,133	$256,145

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
Economic Income	$4,544,498	$3,596,039	$2,041,007
Adjustments
Amortization of Intangibles	(111,254)	(106,643)	(150,148)
IPO and Acquisition-Related Charges	(856,382)	(722,707)	(1,079,511)
Non-Controlling Interests in Income (Loss) of Consolidated Entities	409,864	381,872	203,557

Total Consolidation Adjustments and Reconciling Items	(557,772)	(447,478)	(1,026,102)

Income Before Provision for Taxes	$3,986,726	$3,148,561	$1,014,905

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

22.	SUBSEQUENT EVENTS

There have been no events since December 31, 2014 that require recognition or disclosure in the Consolidated Financial Statements.

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$1,526,668	$2,257,860	$1,679,426	$2,020,774
Expenses	887,851	1,089,781	1,055,138	823,086
Other Income	70,155	138,585	8,682	140,432

Income Before Provision for Taxes	$708,972	$1,306,664	$632,970	$1,338,120

Net Income	$654,875	$1,223,382	$553,862	$1,263,434

Net Income Attributable to The Blackstone Group L.P.	$265,617	$517,016	$250,505	$551,451

Net Income Per Common Unit — Basic and Diluted
Common Units — Basic	$0.44	$0.85	$0.41	$0.90

Common Units — Diluted	$0.44	$0.85	$0.41	$0.89

Distributions Declared (a)	$0.58	$0.35	$0.55	$0.44

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$1,246,473	$1,440,470	$1,216,845	$2,709,380
Expenses	835,101	914,762	786,405	1,330,472
Other Income	67,210	40,966	87,952	206,005

Income Before Provision for Taxes	$478,582	$566,674	$518,392	$1,584,913

Net Income	$427,589	$510,592	$460,915	$1,493,823

Net Income Attributable to The Blackstone Group L.P.	$167,635	$211,148	$171,164	$621,255

Net Income Per Common Unit — Basic and Diluted
Common Units — Basic	$0.29	$0.36	$0.29	$1.05

Common Units — Diluted	$0.29	$0.36	$0.29	$1.04

Distributions Declared (a)	$0.42	$0.30	$0.23	$0.23

(a)	Distributions declared reflects the calendar date of the declaration of each distribution.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,412,472	$—	$—	$1,412,472
Cash Held by Blackstone Funds and Other	348,957	1,459,135	—	1,808,092
Investments	12,123,708	11,835,242	(1,193,361)	22,765,589
Accounts Receivable	364,927	194,394	—	559,321
Due from Affiliates	1,060,831	723,285	(655,708)	1,128,408
Intangible Assets, Net	458,833	—	—	458,833
Goodwill	1,787,392	—	—	1,787,392
Other Assets	290,273	48,284	—	338,557
Deferred Tax Assets	1,252,230	—	—	1,252,230

Total Assets	$19,099,623	$14,260,340	$(1,849,069)	$31,510,894

Liabilities and Partners’ Capital
Loans Payable	$2,150,503	$6,787,135	$—	$8,937,638
Due to Affiliates	1,289,552	1,350,911	(1,150,375)	1,490,088
Accrued Compensation and Benefits	2,439,257	—	—	2,439,257
Securities Sold, Not Yet Purchased	—	85,878	—	85,878
Repurchase Agreements	—	29,907	—	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	430,712	763,867	—	1,194,579

Total Liabilities	6,310,024	9,017,698	(1,150,375)	14,177,347

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,441,854	—	2,441,854

Partners’ Capital
Partners’ Capital	6,999,830	698,694	(698,694)	6,999,830
Appropriated Partners’ Capital	—	81,301	—	81,301
Accumulated Other Comprehensive Income	(21,932)	1,068	—	(20,864)
Non-Controlling Interests in Consolidated Entities	1,395,631	2,019,725	—	3,415,356
Non-Controlling Interests in Blackstone Holdings	4,416,070	—	—	4,416,070

Total Partners’ Capital	12,789,599	2,800,788	(698,694)	14,891,693

Total Liabilities and Partners’ Capital	$19,099,623	$14,260,340	$(1,849,069)	$31,510,894

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

Blackstone AG Investment Partners L.P.*

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

GSO Legacy Associates LLC

Shanghai Blackstone Equity Investment Partnership L.P.

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

Mezzanine side-by-side investment vehicles

Collateralized loan obligation vehicles

* Consolidated as of December 31, 2014 only.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2014 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2014, which is included herein.

ITEM 9B.	OTHER INFORMATION

Appointment of Bennett J. Goodman to Board of Directors

On February 24, 2015, Bennett J. Goodman, Senior Managing Director and Co-Founder of GSO Capital Partners, was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. For more information, see “Item 10. Directors, Executives and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Bennett J. Goodman” and “Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Investment in or Alongside Our Funds”.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of each of our Quarterly Reports on Form 10-Q filed on May 8, 2014, August 8, 2014 and November 6, 2014 as well as Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Travelport Limited, which may be considered our affiliate.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	68	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	64	President, Chief Operating Officer and Director
J. Tomilson Hill	66	Vice Chairman and Director
Bennett J. Goodman	57	Co-Founder of GSO Capital Partners and Director
Jonathan D. Gray	45	Global Head of Real Estate and Director
Laurence A. Tosi	47	Chief Financial Officer
John G. Finley	58	Chief Legal Officer
Joan Solotar	50	Senior Managing Director — External Relations and Strategy
Richard H. Jenrette	85	Director
Jay O. Light	73	Director
The Right Honorable Brian Mulroney	75	Director
William G. Parrett	69	Director
Rochelle B. Lazarus	68	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. Mr. Schwarzman is a founder of Blackstone and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He serves on the boards of The New York Public Library, The Asia Society, The Board of Directors of The New York City Partnership and The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing and is Chairman of Schwarzman Scholars at Tsinghua University. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the Board of Directors of The John F. Kennedy Center for the Performing Arts. Mr. Schwarzman was awarded the Légion d’Honneur of France in 2007 and promoted to Officier by President Nicolas Sarkozy in 2010. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors. In 2012, he was awarded an Honorary Degree from Quinnipiac University.

Hamilton E. James is President, Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its Executive Board since the acquisition of Donaldson, Lufkin & Jenrette, or “DLJ,” by Credit Suisse First Boston in 2000. Prior to the acquisition of DLJ, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities and a member of its Board of Directors. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995 with responsibility for all of the firm’s investment banking, alternative asset management and emerging market sales and trading activities. Mr. James is a Director of Costco Wholesale Corporation and was, until March 1, 2013, a Director of Swift River Investments, Inc., and has served on a number of other corporate boards. Mr. James is Trustee of The Metropolitan Museum of Art, member of The Center for American Progress Board of Trustees, Trustee and member of The Executive Committee of the Second Stage Theatre, Vice Chairman of Trout Unlimited’s Coldwater Conservations

Fund, Trustee of Woods Hole Oceanographic Institute, Advisory Board Member of the Montana Land Reliance, Trustee of the Wildlife Conservation Society and Chairman Emeritus of the Board of Trustees of American Ballet Theatre. Mr. James received a BA from Harvard College and an MBA from Harvard Business School.

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

Bennett J. Goodman is a Co-Founder of GSO Capital Partners (“GSO”) and a member of the board of directors of our general partner. Mr. Goodman was elected to the board of directors of our general partner effective February 24, 2015. He also sits on the firm’s Management Committee. Since joining Blackstone in 2008, Mr. Goodman has focused on the management of GSO, which is Blackstone’s credit investment platform with over $70 billion of assets under management in various direct lending strategies, leveraged loan vehicles and distressed investment funds. Before co-founding GSO in 2005, Mr. Goodman was the Managing Partner of the Alternative Capital Division of Credit Suisse. Mr. Goodman joined Credit Suisse in November 2000 when they acquired Donaldson, Lufkin & Jenrette (“DLJ”) where he was Global Head of Leveraged Finance. Mr. Goodman joined DLJ in February of 1988 as the founder of the High Yield Capital Markets Group. Prior to joining DLJ, Mr. Goodman worked in the high yield business at Drexel Burnham Lambert from 1984 to 1988. Mr. Goodman is currently on the Board of Directors of Lincoln Center and the Central Park Conservancy. Mr. Goodman received Institutional Investor’s 2012 Money Manager of The Year Award. He also received the 2004 Lifetime Achievement Award from Euromoney Magazine for his career achievements in the global capital markets. He graduated from Lafayette College and the Harvard Business School.

Jonathan D. Gray is Global Head of Real Estate and a member of the board of directors of our general partner. Mr. Gray was elected to the board of directors of our general partner effective February 24, 2012. He also sits on the firm’s Management Committee. Since joining Blackstone in 1992, Mr. Gray has helped build the largest real estate platform in the world with over $80 billion in investor capital under management. Blackstone’s portfolio includes hotel, office, retail, industrial and residential properties in the U.S., Europe and Asia. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania, where he graduated magna cum laude and was elected to Phi Beta Kappa. He currently serves as a board member of the Trinity School and is Chairman of the Board of Harlem Village Academies. Mr. Gray and his wife, Mindy, established the Basser Research Center at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused breast and ovarian cancers.

Laurence A. Tosi is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Before joining Blackstone in 2008, Mr. Tosi was a Managing Partner and the Chief Operating Officer of Global Markets and Investment Banking at Merrill Lynch & Co., a position which he held since 2007. From 2004 through 2007, Mr. Tosi was Merrill Lynch’s Finance Director and Principal Accounting Officer responsible for global finance, including worldwide accounting, regulatory reporting, budgeting and corporate business development. Prior to that, Mr. Tosi was Chief Financial Officer and Head of Merrill Lynch business finance from 2002 to 2004. He was also global Head of Corporate Development from 1999 to 2007 where he managed many of the firm’s strategic acquisitions and investments. Mr. Tosi joined Merrill Lynch in 1999 prior to which he was Director of Business Development for General Electric Company’s NBC division. Mr. Tosi received a BA, a JD and an MBA from Georgetown University where he currently serves on the University’s Board of Regents.

John G. Finley is Chief Legal Officer of Blackstone. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett for 22 years where he was most recently a member of that law firm’s Executive Committee and Head of Global Mergers & Acquisitions. Mr. Finley is a member of the Advisory Board of the Harvard Law School Program on Corporate Governance and the Board of Advisors of the University of Pennsylvania Institute of Law and Economics and has served as a Trustee of the Jewish Board of Family and Children Services. Mr. Finley received a BS in Economics and a BA in History from the University of Pennsylvania, and a JD from Harvard Law School.

Joan Solotar is a Senior Managing Director, Head of the External Relations and Strategy Group of Blackstone and a member of the firm’s Management Committee. Ms. Solotar has management responsibility for shareholder relations and public affairs and also guides the firm on analyzing strategic development opportunities. Before joining Blackstone in 2007, Ms. Solotar was with Banc of America Securities where she was a Managing Director and Head of Equity Research. She started her career in equity research at The First Boston Corporation and prior to joining Bank of America was part of the financial services team at Donaldson, Lufkin & Jenrette and later with Credit Suisse First Boston as a Managing Director. Ms. Solotar was ranked each year from 1995 to 2002 in the Brokers and Asset Management category on the Institutional Investor All-America Research Team, and consistently ranked highly in the Greenwich Survey of portfolio managers. She also served as Chairperson of the Research Committee for the Securities Industry Association. Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at New York University. She is currently on the Board of Directors of the East Harlem Tutorial Program.

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

Rochelle B. Lazarus is a member of the board of directors of our general partner. Ms. Lazarus was elected to the board of directors of our general partner effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as president of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Merck & Co., Inc., General Electric (where she chairs the Governance and Public Affairs Committee), the Financial Industry Regulatory Authority (FINRA), World Wildlife Fund, Defense Business Board and Lincoln Center for the Performing Arts. She is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School. She is also a member of the Council on Foreign Relations and Women’s Forum, Inc.

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

The Right Honorable Brian Mulroney is a member of the board of directors of our general partner. Mr. Mulroney was elected to the board of directors of our general partner effective June 21, 2007. Mr. Mulroney is a senior partner and international business consultant for the Montreal law firm, Norton Rose Canada LLP. Prior to joining Norton Rose Canada, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a Senior Advisor of Global Affairs at Barrick Gold Corporation. He also serves on Barrick’s board of directors and is the Chairman of their International Advisory Board. Mr. Mulroney is also Chairman of the Board of Directors of Quebecor Inc. and a member of the Board of Directors of Quebecor Media Inc. and Wyndham Worldwide Corporation. In prior years until 2009, Mr. Mulroney was a member of the Board of Directors of Archer Daniels Midland Company and Quebecor World Inc.

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to The Blackstone Group L.P. or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is Senior Trustee of the United States Council for International Business. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is Chairman of the audit committee of each of these companies as well as the Corporate Responsibility Committee of UBS and the Strategy and Finance Committee of Thermo Fisher. He is also a member of the Board of Directors of iGATE and serves on the company’s Nominating and Corporate Governance Committee and Compensation Committee. He is a member of the Board of Trustees of Carnegie Hall and a past Chairman of the Board of Trustees of United Way Worldwide.

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

When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Partnership’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Mr. Jenrette, Mr. Schwarzman considered his extensive financial background and experience in a variety of senior leadership roles, including his roles at Donaldson, Lufkin & Jenrette, Inc. and The Equitable Companies Incorporated. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to accounting matters and his leadership role at Deloitte. With regard to Messrs. James, Hill, Goodman and Gray, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and with regard to himself, Mr. Schwarzman considered his role as founder and long-time chief executive officer of our firm.

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

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founder, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C. as the “board of directors of our general partner.” The board of directors of our general partner has a total of ten members, including five members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Jenrette and Light and Ms. Lazarus. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent registered public accounting firm’s qualifications and independence, and (d) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards and SEC rules applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its January 2015 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter, which is available on our internet website at http://ir.blackstone.com/governance.cfm.

Conflicts Committee. The conflicts committee consists of Messrs. Parrett (Chairman), Jenrette and Light and Ms. Lazarus. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “— Item 13. Certain Relationships and Related Transactions, and Director Independence”, and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, James, Hill, Goodman and Gray. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2014, such persons complied with all such filing requirements, with the exception of the following late filings due to administrative oversight: a Form 4 report on February 26, 2014 by Mr. Hill reflecting a sale of common units and a Form 5 report on February 17, 2015 by Ms. Lazarus reflecting two instances of a sale of units by trusts for the benefit of Ms. Lazarus’ child.

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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of carried interest and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common units, and (d) additional cash payments and deferred equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash bonus payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash bonus payments related to the performance of those carry fund operations, carried interest or incentive fee interests and, in specified cases, deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards which are generally a prescribed percentage of their annual cash bonus payments under our Deferred Compensation Plan.

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

Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. In most cases, these investments represent a significant percentage of employees’ after-tax compensation. Lastly, because our deferred equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common units.

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

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests between our executive officers and the investors in those investment funds. (See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Side-By-Side and Other Investment Transactions”.) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

For equity awards granted in 2014 and prior years, we also require each of our named executive officers to hold at least 25% of their vested units (other than vested units awarded under our Deferred Compensation Plan) throughout their employment with the firm and thereafter until the expiration of the covenants included in their respective non-competition and non-solicitation agreements, which are described below. We believe the continued ownership by our named executive officers of significant amounts of our equity through their direct and indirect interests in the Blackstone Holdings Partnerships affords significant alignment of interests with our common unitholders. In 2015, we revised the minimum retained ownership requirement in order to strengthen retention incentives. As a result, for equity awards to be granted in 2015 and future years our named executive officers will be required to hold 25% of their vested units (other than vested units awarded under our Deferred Compensation Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment.

Compensation Elements for Named Executive Officers

The key elements of the compensation of the executive officers listed in the tables below (“named executive officers”) for 2014 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2014, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

2. Annual Cash Bonus Payments / Deferred Equity Awards. Since our initial public offering, Mr. Schwarzman has not received any compensation other than the $350,000 annual salary described above and the actual realized carried interest distributions or incentive fees he may receive in respect of his participation in the carried interest or incentive fees earned from our funds through our Performance Plans described below. We believe that having Mr. Schwarzman’s compensation largely based on ownership of a portion of the carried interest or incentive fees earned from our funds aligns his interests with those of the investors in our funds and our common unitholders.

Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2014 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment and advisory businesses. Mr. Hill, who has primary responsibility for Hedge Fund Solutions, our funds of hedge funds operation, also received cash payments that were based upon the performance of that business. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman and Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation”.

Most key personnel participate in our Deferred Compensation Plan. The Deferred Compensation Plan provides for the automatic, mandatory deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Deferred Compensation Plan. By deferring a portion of a participant’s compensation for three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our common unitholders to do the same for our personnel. In 2015, Mr. Schwarzman and Mr. James, determined that in order to strengthen retention incentives, it was appropriate to amend and restate our Deferred Compensation Plan beginning with awards granted in 2015 in respect of 2014. In addition to modifying the deferral period from four years to three years, the amendments also revised the delivery terms of the deferral awards and replaced the former premium award component of the plan with the payment of current cash dividend equivalents on both vested and unvested deferred awards. (See “— Nonqualified Deferred Compensation for 2014 — Narrative to Nonqualified Deferred Compensation for 2014 Table”.)

On January 16, 2015, Messrs. James, Hill, Tosi and Finley each received a deferral award under the Deferred Compensation Plan of deferred restricted common units in respect of their service in 2014. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. The percentage of the named executive officer’s 2014 annual cash bonus payment mandatorily deferred into deferred restricted common units was approximately 1.8% for Mr. James, 45.1% for Mr. Hill, 20.1% for Mr. Tosi and 20.1% for Mr. Finley. With respect to Messrs. Tosi and Finley, Mr. Schwarzman and Mr. James, it was determined that since these individuals were participating in the Deferred Compensation Plan for the first time it was appropriate to use the discretion permitted under the terms of the Deferred Compensation Plan to cap their respective deferral percentages at approximately 20%. These awards are reflected as stock awards for fiscal 2014 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2014 table.

In 2014, Messrs. Tosi and Finley each received a discretionary award of 31,071 deferred restricted Blackstone Holdings Partnership Units under the 2007 Equity Incentive Plan. These awards are also reflected as stock awards for fiscal 2014 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2014 table.

In January 2015, Messrs. Tosi and Finley were each awarded a discretionary award of deferred restricted Blackstone Holdings Partnership Units with a value of $5,000,000 and $7,500,000, respectively. These awards reflected 2014 performance and are also intended to further promote retention and to incentivize future performance. The awards will be granted under the 2007 Equity Incentive Plan and are expected to be granted on

July 1, 2015, subject to the named executive officer’s continued employment through such date. The awards will vest on substantially similar terms as the deferred restricted Blackstone Holdings Partnership Units granted to Messrs. Tosi and Finley in 2013 and 2014, except that (1) these awards will also be forfeited if the named executive officer is terminated without cause and (2) upon a qualifying retirement, 50% of the unvested partnership units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). These awards will be reflected as stock awards for fiscal 2015 in the Summary Compensation Table for 2015 and in the Grants of Plan-Based Awards in 2015 table.

3. Participation in Performance Fees. During 2014, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as performance payments. Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Cash payments in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January in each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives and development. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.

(a) Carried Interest. Distributions of carried interest in cash (or, in some cases, in-kind) to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. Our carry fund agreements also set forth specified preconditions to a carried interest distribution, which typically include that there must have been a positive return on the relevant investment and that the fund must be above its carried interest hurdle rate. In addition, as described below, employees or senior managing directors may also be required to have fulfilled specified service requirements in order to be eligible to receive carried interest distributions. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional 50%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. For carried interest allocated on or prior to December 31, 2012 and carried interest earned in certain of our credit funds, each participating named executive officer (other than Mr. Schwarzman) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such executive officer is deemed 100% vested in the proceeds of such realizations). For carried interest allocated after December 31, 2012, the carried interest related to an investment vests in equal installments on the first through fourth anniversary of the closing of that investment. In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.

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

(c) Investment Advisory Client Interests. BXMT is an investment advisory client of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2014, Mr. Schwarzman was allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. The value of the restricted shares allocated to Mr. Schwarzman is reflected as “All Other Compensation” in the Summary Compensation Table.

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Schwarzman Founding Member Agreement”.) Mr. Schwarzman is provided certain security services, including home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based in large part on recommendations from Mr. James. For 2014, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman and Mr. James relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. James were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Hill were his leadership and oversight of our Hedge Fund Solutions business, including his role in the oversight and development of new products and strategies, and his leadership on strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Tosi were his leadership and oversight of our global finance, treasury, technology and corporate development function and his role in strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with the regulatory bodies that regulate and monitor the public company as well as our investment and advisory businesses, and his role in strategic initiatives undertaken by the firm. For 2014, Mr. Schwarzman and Mr. James also considered each named executive officer’s prior-year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers for equity awards granted in 2014 and prior years are described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Terms of Blackstone Holdings Partnership Units Granted in 2014 and Prior Years — Minimum Retained Ownership Requirements and Transfer Restrictions.” The changes made to the minimum retained ownership requirements for equity awards to be granted in 2015 and future years are described above under “— Compensation Discussion and Analysis — Overview of Compensation Philosophy and Program — Personal Investment Obligations.”

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

Bennett J. Goodman

Jonathan D. Gray

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founder Mr. Schwarzman makes all such compensation determinations based in large part on recommendations from Mr. James. For a description of certain transactions between us and Mr. Schwarzman, see “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2014, for services rendered to us during 2014, 2013 and 2012. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2014	$350,000	$—	$—	$85,538,640	$85,888,640
	2013	$350,000	$—	$—	$21,641,142	$21,991,142
	2012	$350,000	$—	$—	$8,064,804	$8,414,804

Hamilton E. James President Chief Operating Officer	2014	$350,000	$37,435,891	$679,326	$39,866,813	$78,332,030
	2013	$350,000	$34,471,212	$—	$8,233,031	$43,054,243
	2012	$350,000	$30,127,889	$—	$2,796,035	$33,273,924

J. Tomilson Hill Vice Chairman	2014	$350,000	$13,557,310	$11,243,928	$789,052	$25,940,290
	2013	$350,000	$11,056,098	$14,515,676	$(49,282)	$25,872,492
	2012	$350,000	$7,174,654	$6,119,184	$34,615	$13,678,453

Laurence A. Tosi Chief Financial Officer	2014	$350,000	$6,632,140	$2,724,339	$5,265,348	$14,971,827
	2013	$350,000	$7,254,261	$729,067	$2,245,049	$10,578,377
	2012	$350,000	$6,359,759	$801,975	$731,535	$8,243,269

John Finley Chief Legal Officer	2014	$350,000	$3,981,393	$2,049,828	$1,288,606	$7,669,827
	2013	$350,000	$4,212,555	$243,022	$536,357	$5,341,934

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amounts reported as “bonus” for 2014 for Messrs. James, Hill, Tosi and Finley are shown net of their respective mandatory deferral pursuant to the Deferred Compensation Plan. The deferred amounts for 2014 were as follows: Mr. James, $674,053; Mr. Hill, $11,156,671; Mr. Tosi, $1,667,918 and Mr. Finley, $998,642. For additional information on the Deferred Compensation Plan, see “— Nonqualified Deferred Compensation for 2014 — Narrative to Nonqualified Deferred Compensation for 2014 Table.”

(b)	The reference to “stock” in this table refers to deferred restricted Blackstone Holdings Partnership Units or deferred restricted common units. The amounts reported in this column represent the grant date fair value of stock awards granted for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”.

Amounts reported for 2014 reflect the following deferred equity awards granted on January 16, 2015 for 2014 performance pursuant to the Deferred Compensation Plan: Mr. James, 20,176 deferred restricted common units with a grant date fair value of $679,326; Mr. Hill, 333,945 deferred restricted common units with a grant date fair value of $11,243,928; Mr. Tosi, 49,925 deferred restricted common units with a grant date fair value of $1,680,975 and Mr. Finley, 29,892 deferred restricted common units with a grant date fair value of $1,006,464. The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Deferred Compensation Plan. For additional information on the Deferred Compensation Plan, see “— Nonqualified Deferred Compensation for 2014 — Narrative to Nonqualified Deferred Compensation for 2014 Table.”

Amounts reported for 2014 also reflect the following discretionary equity awards granted in 2014 under the 2007 Equity Incentive Plan: Mr. Tosi, 31,071 deferred restricted Blackstone Holdings Partnership Units and Mr. Finley, 31,071 deferred restricted Blackstone Holdings Partnership Units.

(c)	Amounts reported for 2014 include distributions to the named executive officers in 2014, whether in cash or in-kind, in respect of carried interest or incentive fee allocations relating to our Performance Plans as follows: $84,835,922 for Mr. Schwarzman, $39,866,813 for Mr. James, $789,052 for Mr. Hill, $5,265,348 for Mr. Tosi and $1,288,606 for Mr. Finley, respectively. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2014, Messrs. Schwarzman and James were the only named executive officers who received such in-kind distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is earned (that is, is actually received or receivable) by the named executive officer under the terms of the relevant Performance Plan. This compensation is generally earned in the same year in which such compensation is actually received by such named executive officer, although the named executive officer may in limited circumstances receive the compensation subsequent to the year in which it was earned (for example, it becomes payable at the end of 2014 but is paid in 2015). Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2014 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related compensation earned by a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash payments) were to be included for 2014, the amounts would be $157,324,146 for Mr. Schwarzman, $84,392,480 for Mr. James, $4,063,812 for Mr. Hill, $9,086,321 for Mr. Tosi and $2,853,548 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

With respect to Mr. Schwarzman, amounts reported for 2014 also restricted shares of listed common stock of BXMT allocated to him with a value of $613,876 based on the closing price of BXMT’s common stock on the date of the award. These restricted shares will vest over three years with one-sixth of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter.

With the exception of $88,842 of expenses related to security services for Mr. Schwarzman in 2014, perquisites and other personal benefits to the named executive officers were less than $10,000 and information regarding perquisites and other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”), and Mr. Schwarzman and SASEF, respectively, bear the full incremental cost to us of such personnel. Mr. James makes occasional personal use of an airplane in which we have a fractional interest and he bears the full cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above.

During 2014, there were no cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization.

Grants of Plan-Based Awards in 2014

The following table provides information concerning unit awards granted in 2014 or, for deferred restricted common units granted under the Deferred Compensation Plan, with respect to 2014, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman	—	—		$—
Hamilton E. James	1/16/2015	20,176	(b)	$679,326
J. Tomilson Hill	1/16/2015	333,945	(b)	$11,243,928
Laurence A. Tosi	1/16/2015	49,925	(b)	$1,680,975
	7/1/2014	31,071	(c)	$1,043,364
John Finley	1/16/2015	29,892	(b)	$1,006,464
	7/1/2014	31,071	(c)	$1,043,364

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units or our deferred restricted common units.
(b)	Represents deferred restricted common units granted under the Deferred Compensation Plan for 2014 performance. (See “— Nonqualified Deferred Compensation for 2014 — Narrative to Nonqualified Deferred Compensation for 2014 Table.”)
(c)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan. (See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Terms of Blackstone Holdings Partnership Units Granted in 2014 and Prior Years.”)

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014

Terms of Blackstone Holdings Partnership Units Granted in 2014 and Prior Years

Our pre-IPO owners, including our named executive officers other than Mr. Tosi and Mr. Finley, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings. Each of Mr. Tosi and Mr. Finley received grants of Blackstone Holdings Partnership Units following the commencement of their employment with us under our 2007 Equity Incentive Plan. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for our common units as described under “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement” below.

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

The deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2008 under the 2007 Equity Incentive Plan were subject to the following vesting terms: (a) 100% of the Blackstone Holdings Partnership Units underlying the sign-on grant to Mr. Tosi (155,764 units) vested on the fifth anniversary of the commencement date of his service with the firm (September 2, 2008) and (b) the deferred restricted Blackstone Holdings Partnership Units underlying his make-whole grant (338,381 units) vested annually in varying increments on each January 15 from 2009 to 2012. The 699,845 and 50,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2009 and 2010, respectively, under the 2007 Equity Incentive Plan vest in equal installments over five years on each anniversary of the January 15, 2009 and January 15, 2010 grant date, respectively. The 500,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2010 under the 2007 Equity Incentive Plan vest in equal installments over five years on each anniversary of his hire date (September 1, 2010). The 344,154 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi in 2011 under the 2007 Equity Incentive Plan will vest on January 1, 2016. The 61,360 and 20,454 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Mr. Finley, respectively, in 2012 under the 2007 Equity Incentive Plan will vest 20% on July 1, 2015, 30% on July 1, 2016 and 50% on July 1, 2017. The 34,734 and 11,578 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Tosi and Mr. Finley, respectively, in 2013 under the 2007 Equity Incentive plan vest 20% on July 1, 2016, 30% on July 1, 2017 and 50% on July 1, 2018. The 31,071 deferred restricted Blackstone Holdings Partnership Units granted to both Mr. Tosi and Mr. Finley in 2014 under the 2007 Equity Incentive plan vest 20% on July 1, 2017, 30% on July 1, 2018 and 50% on July 1, 2019.

Except as described below, unvested partnership units are generally forfeited upon termination of employment. In connection with a named executive officer’s termination of employment due to qualifying retirement, a named executive officer will generally vest in 50% of their unvested partnership units. (See “Non-Competition and Non-Solicitation Agreements — Retirement.”) With respect to Mr. Tosi and Mr. Finley, the unvested partnership units granted to them in 2013 and 2014 as well as any unvested partnership units granted to them pursuant to their respective senior managing director agreements will become fully vested if they are terminated by us without cause. A named executive officer who leaves our firm to accept specified types of positions in government service will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested partnership units held at that time will vest immediately. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any unvested partnership units will automatically be deemed vested as of immediately prior to such change in control.

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

Minimum Retained Ownership Requirements. For subject units granted in 2014 and prior years, while employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested subject units (other than vested units awarded under our Deferred Compensation Plan) received by him. The requirement that one continue to hold at least 25% of such vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion. Each of our named executive officers is in compliance with these minimum retained ownership requirements.

Transfer Restrictions. None of our named executive officers may transfer subject units at any time prior to December 31, 2015 other than pursuant to transactions or programs approved by our general partner.

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

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founder, Mr. Tosi and Mr. Finley. Senior managing directors who have joined the firm after our initial public offering (including Mr. Tosi and Mr. Finley) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “— Non-Competition and Non-Solicitation Agreements” below).

Senior Managing Director Agreement with Mr. Tosi

In connection with the commencement of Mr. Tosi’s employment with us in September 2008, we entered into a senior managing director agreement with him that included specific compensation terms. Those terms included his entitlement to three awards of deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. The first award was a sign-on grant of 155,764 deferred restricted Blackstone Holdings Partnership Units, which was granted soon after the commencement of his employment with us. The second grant was a “make-whole” payment of 338,381 deferred restricted Blackstone Holdings Partnership Units, representing the value of compensation-related items from Merrill Lynch & Co., Inc. that Mr. Tosi forfeited as a result of his departure from that firm, which was granted soon after the commencement of his employment with the firm. The third grant of 699,845 deferred restricted Blackstone Holdings Partnership Units was in respect of a guaranteed equity grant for 2008 that was awarded on January 15, 2009. The unvested portion of Mr. Tosi’s equity-based awards will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Tosi is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Tosi will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Tosi has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors and are described under the caption “— Non-Competition and Non Solicitation Agreements” below.

Senior Managing Director Agreement with Mr. Finley

In connection with the commencement of Mr. Finley’s employment with us on September 1, 2010, we entered into a senior managing director agreement with him that included specific compensation terms. As part of Mr. Finley’s senior managing director agreement, he received an equity award on October 1, 2010 of 500,000 deferred restricted Blackstone Holdings Partnership Units under our 2007 Equity Incentive Plan. These deferred restricted Blackstone Holdings Partnership Units vest in equal installments over five years on each anniversary of the hire date. The unvested portion of Mr. Finley’s award will be terminated once he is no longer a senior managing director of Blackstone, except that the then-outstanding but unvested portion of his awards will become fully vested if (a) his service with us is terminated by us without cause or as a result of his death or permanent disability or (b) there is a “change in control” (as defined in the partnership agreements of Blackstone Holdings). Mr. Finley is generally subject to the same transfer restrictions and forfeiture terms with respect to his Blackstone Holdings Partnership Units as those that apply to the Blackstone Holdings Partnership Units held by the firm’s other senior managing directors. The agreement also provides that Mr. Finley will be permitted to invest in and alongside Blackstone’s carry funds and in the firm’s hedge funds as long as he serves as a senior managing director, subject to the same limitations on exclusions from management fees or incentive fees that are applicable to the firm’s other senior managing directors. Mr. Finley has also executed a senior managing director non-competition and non-solicitation agreement as part of the agreement. The terms of such non-competition and non-solicitation agreement are substantially the same as the terms included in the non-competition and non-solicitation agreements signed by the other senior managing directors and are described under the caption “— Non-Competition and Non-Solicitation Agreements” below.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2014:

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James (c)	4,111,528	$139,092,992
J. Tomilson Hill (c)	1,616,276	$54,678,617
Laurence A. Tosi	531,244	$17,963,997
John Finley	192,995	$6,524,238

(a)	The references to “stock” or “shares” in this table refer to unvested Blackstone Holdings Partnership Units, unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common units granted under the Deferred Compensation Plan (including deferred restricted common units granted to Messrs. Tosi and Finley in 2015 in respect of 2014 performance). The vesting terms of these awards are described under the captions “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Terms of Blackstone Holdings Partnership Units Granted in 2014 and Prior Years” above and “— Nonqualified Deferred Compensation for 2014 — Narrative to Nonqualified Deferred Compensation for 2014 Table” below.
(b)	The dollar amounts shown in this column were calculated by multiplying the number of unvested Blackstone Holdings Partnership Units, unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by the named executive officer by the closing market price of $33.83 per Blackstone common unit on December 31, 2014, the last trading day of 2014, other than the deferred restricted common units granted in 2015 in respect of 2014 performance, which are valued as of the date of their grant.
(c)	This table does not reflect (1) undelivered deferred restricted common units that were granted to Messrs. James and Hill in 2015 pursuant to the Deferred Compensation Plan in respect of 2014 performance and that were considered vested on the date of grant due to their retirement eligibility and (2) mandatorily deferred and vested, but undelivered, deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in respect of prior years. These deferred restricted common units are reflected in the Nonqualified Deferred Compensation for 2014 Table below.

Option Exercises and Stock Vested in 2014

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2014 or, for deferred restricted common units granted to Messrs. James and Hill under the Deferred Compensation Plan, with respect to 2014:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James (c)	4,131,710	$137,963,446
J. Tomilson Hill (d)	1,697,221	$56,763,714
Laurence A. Tosi	149,969	$4,842,997
John Finley	100,000	$3,353,000

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units, deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common units.
(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.
(c)	For Mr. James, includes 20,176 deferred restricted common units granted pursuant to the Deferred Compensation Plan, with a value realized on vesting of $679,326, which were all considered vested on the date of grant due to Mr. James’s retirement eligibility. These deferred restricted common units are scheduled to be delivered in equal annual installments over the three year deferral period and are reflected in the Nonqualified Deferred Compensation for 2014 Table below.
(d)	For Mr. Hill, includes 333,945 deferred restricted common units granted pursuant to the Deferred Compensation Plan, with a value realized on vesting of $11,243,928, which were all considered vested on the date of grant due to Mr. Hill’s retirement eligibility. These deferred restricted common units are scheduled to be delivered in equal annual installments over the three year deferral period and are reflected in the Nonqualified Deferred Compensation for 2014 Table below.

Nonqualified Deferred Compensation for 2014

The following table provides (1) for Messrs. James and Hill, information with respect deferred restricted common units that were granted pursuant to the Deferred Compensation Plan in respect of 2014 performance and that were considered vested on the date of grant due to their retirement eligibility, but upon which the underlying common units have not yet been delivered and (2) for Mr. Hill, information with respect to mandatorily deferred and vested, but undelivered , deferred restricted common units that were granted pursuant to the Deferred Compensation Plan in respect of prior years.

Name	Executive Contributions in 2014	Registrant Contributions in 2014 (a)	Aggregate Earnings (Losses) in 2014 (b)	Aggregate Withdrawals/ Distributions (c)	Aggregate Balance at December 31, 2014 (d)
Stephen A. Schwarzman	$—	$—	$—	$—	$—
Hamilton E. James	$—	$679,326	$—	$—	$679,326
J. Tomilson Hill	$—	$11,243,928	$1,734,797	$12,101,417	$38,426,299
Laurence A. Tosi	$—	$—	$—	$—	$—
John Finley	$—	$—	$—	$—	$—

(a)

This column represents the mandatory deferral of a portion Mr. James’s and Mr. Hill’s annual cash bonus for 2014 into 20,176 and 333,945 deferred restricted common units, respectively, pursuant to our Deferred Compensation Plan. These units were granted to Messrs. James and Hill in 2015 in respect of 2014 performance. These deferred restricted common units are deemed vested due to retirement eligibility, but will be delivered in equal annual installments over three years. These amounts are also reflected in the “Stock Awards” column of the Summary Compensation Table for the last completed fiscal year (see footnote (b) to the Summary Compensation Table).
(b)	This column represents the earnings/(losses) during 2014 on deferred restricted common units granted to Mr. Hill pursuant to our Deferred Compensation Plan through the earlier of their delivery or December 31, 2014. No portion of any earnings would be considered above-market or preferential and, accordingly, no earnings are reflected in the Summary Compensation Table.
(c)	Represents the value of 381,147 deferred restricted common units that were delivered to Mr. Hill in 2014 based on the closing market price per Blackstone common unit on the date(s) of delivery.
(d)	Represents the value as of December 31, 2014 of 20,176 deferred restricted common units granted to Mr. James and 1,137,444 deferred restricted common units granted to Mr. Hill. With respect to Mr. Hill, $17,878,241 has been reported in the “Stock Awards” column of the Summary Compensation Table in previous years. The values set forth in this column are based on the closing market price of $33.83 per Blackstone common unit on December 31, 2014, other than the units granted in 2015 in respect of 2014 performance, which are valued as of the date of their grant.

Narrative to Nonqualified Deferred Compensation for 2014 Table

In 2007, we established our Deferred Compensation Plan (which we also refer to as our “Bonus Deferral Plan”) for certain eligible employees of Blackstone and certain of its affiliates in order to provide such eligible employees with a pre-tax deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and its affiliates. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash bonus payment.

At the end of each year, the Plan Administrator (as defined in the Deferred Compensation Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Deferred Compensation Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Deferred Compensation Plan and an individual who is not so selected may not elect to participate in the Deferred Compensation Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Deferred Compensation Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2014, all employees were deemed eligible to participate in the Deferred Compensation Plan, with the deferred amount (if any) determined in accordance with the table described below. Accordingly, Messrs. James, Hill, Tosi and Finley each participated in the Deferred Compensation Plan for 2014.

In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of 2014 annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator):

Portion of Annual Incentive Compensation	Marginal Deferral Rate Applicable to Such Portion	Effective Deferral Rate for Entire Annual Bonus (a)
$0 – 100,000	0%	0.0%
$100,001 – 200,000	15%	7.5%
$200,001 – 500,000	20%	15.0%
$500,001 – 750,000	30%	20.0%
$750,001 – 1,250,000	40%	28.0%
$1,250,001 – 2,000,000	45%	34.4%
$2,000,001 – 3,000,000	50%	39.6%
$3,000,001 – 4,000,000	55%	43.4%
$4,000,001 – 5,000,000	60%	46.8%
$5,000,000 +	65%	52.8%

(a)	Effective deferral rates are shown for illustrative purposes only and are based on an annual cash bonus payment equal to the maximum amount in the range shown in the far left column (which is assumed to be $7,500,000 for the last range shown).

Mandatory Deferral Awards. Generally, deferral units are satisfied by delivery of our common units in equal annual installments over the deferral period, which was three years for grants made in respect of years prior to 2012 and four years for grants made in respect of years 2012 and 2013 (with no partial-year delivery). In 2015, the Deferred Compensation Plan was amended to return the deferral period to three years for grants made in respect of 2014 and subsequent years. Delivery of our common units underlying vested deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. With respect to deferral units granted in respect of 2013 and prior years, if the participant’s employment is terminated without cause or because of resignation, qualifying retirement or disability, the participant’s deferral units will continue to be delivered over the applicable deferral period. However, if, following a termination of employment without cause or because of resignation, qualifying retirement or disability, the participant violates any applicable provision of his or her employment agreement (or, in the case of a resignation, engages in a competitive business (as such term is defined in his or her employment agreement)), then any deferral units that remain undelivered as of the date of such violation, will be immediately forfeited. In 2015, the Deferred Compensation Plan was amended to modify the terms of the mandatorily deferred restricted common units to provide that unvested bonus deferral awards in respect of 2014 and subsequent years will now be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his her employment agreement or engages in any competitive activity (as such term is defined in the Deferred Compensation Plan).

The 49,925 and 29,892 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Tosi and Mr. Finley in 2015 for 2014 performance, respectively, under the Deferred Compensation Plan, vest 33.3% on January 16, 2016, 33.3% on January 16, 2017 and 33.4% on January 16, 2018.

Premium Awards. Prior to deferrals in respect of 2014 performance, each plan participant was eligible to receive a premium award in the amount equal to a percentage of his or her deferral amount. The percentage was selected by the Plan Administrator. Generally, except in respect of 2012, the premium award percentage was 20%. Generally, the premium award percentage in respect of 2012 was 25%. The deferral amount plus the premium award yielded the total amount of deferral units that a participant was awarded for any given year. The entire premium portion of such deferral units is, with specified exceptions, subject to continued employment of such participant through the end of the applicable deferral period and vests and is delivered at the end of such deferral period. As is the case with respect to the mandatory deferral units, delivery of our common units underlying the vested premium portion of the participant’s deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the premium portion of the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. In connection with a participant’s termination of employment without cause or because of resignation, the entire unvested premium portion of the participant’s deferral units will be immediately forfeited. In connection with a participant’s termination of employment due to qualifying retirement, 50% of the unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. In connection with a participant’s termination of employment due to disability, the entire unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. However, if, following a termination of employment because of qualifying retirement or disability, the participant violates any applicable provision of his or her employment agreement, including specified restrictive covenants such as a non-compete, then any such deferral units that remain undelivered as of the date of such violation will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, the entire unvested premium portion of the participant’s deferral units will immediately vest and become deliverable. In 2015, the Deferred Compensation Plan was amended to replace the premium award component of the plan with the payment of current cash dividend equivalents on both vested and unvested deferred awards beginning with awards granted in 2015 in respect of 2014. As a result, no premium awards were granted in 2015 in respect of 2014 performance.

The 253,000 deferred restricted common units granted to Mr. Hill as premium awards under the Deferred Compensation Plan, vest 35.2% on January 1, 2015, 32.5% on January 1, 2017 and 32.3% on January 13, 2018.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death, any unvested Blackstone Holdings Partnership Units, unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2014, the last business day of 2014, each of our named executive officers would have vested in the following numbers of Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $33.83 per Blackstone common unit on December 31, 2014: Mr. Schwarzman had no outstanding unvested units at December 31, 2014; Mr. James — 4,111,528 Blackstone Holdings Partnership Units with a value of $139,092,992; Mr. Hill — 1,363,276 Blackstone Holdings Partnership Units and 253,000 deferred restricted common units, representing the premium portion of his deferred restricted common units, with an aggregate value of $54,678,617; Mr. Tosi — 481,319 Blackstone Holdings Partnership Units and 49,925 deferred restricted common units with an aggregate value of $17,971,985 and Mr. Finley — 163,103 Blackstone Holdings Partnership Units and 29,892 deferred restricted common units with an aggregate value of $6,529,020. In addition, the Deferred Compensation Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common units will become immediately deliverable.

Therefore, had a change of control or such termination of employment occurred on December 31, 2014, Mr. James and Mr. Hill would also have been entitled to accelerated delivery of the 20,176 and 333,945 deferred restricted common units, respectively, that were granted to them pursuant to the Deferred Compensation Plan and were considered vested on the date of grant due to their retirement eligibility. Mr. Hill would also have been entitled to accelerated delivery of his 803,499 mandatorily deferred and vested, but undelivered, deferred restricted common units granted to him under the Deferred Compensation Plan outstanding as of December 31, 2014.

Upon a termination of employment because of disability, any unvested Blackstone Holdings Partnership Units, unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units granted under the Deferred Compensation Plan in respect of 2014 will also automatically be deemed vested. However, with respect to the premium portion of deferred restricted common units granted under the Deferred Compensation Plan in respect of 2013 and prior years, in connection with a participant’s termination of employment due to disability, such deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to the participant not violating any applicable provision of his or her employment agreement. Therefore, had a termination of employment because of disability occurred on December 31, 2014, each of our named executive officers would have vested in the numbers of Blackstone Holdings Partnership Units set forth in the paragraph immediately above, having the values set forth above, but Mr. Hill would not have immediately vested in his 253,000 unvested deferred restricted common units, which represent the premium portion of his deferred restricted common units. In addition, Mr. James and Mr. Hill would also have been entitled to accelerated delivery in the numbers of deferred restricted common units set forth in the paragraph immediately above that were granted to them pursuant to the Deferred Compensation Plan and were considered vested on the date of grant due to their retirement eligibility.

In connection with a named executive officer’s termination of employment due to qualifying retirement, a named executive officer will generally vest in 50% of their unvested Blackstone Holdings Partnership Units or unvested deferred restricted Blackstone Holdings Partnership Units granted in 2014 and prior years. (See “Non-Competition and Non-Solicitation Agreements — Retirement.”) As of December 31, 2014, Mr. Hill and Mr. James were retirement eligible. Therefore, if Mr. Hill and Mr. James had retired on December 31, 2014, then Mr. Hill would have vested in 681,638 Blackstone Holdings Partnership Units with a value of $23,059,814 and Mr. James would have vested in 2,055,764 Blackstone Holdings Partnership Units with a value of $69,546,496, in each case based on our closing market price of $33.83 per Blackstone common unit on December 31, 2014. In addition, if Mr. Hill had retired on December 31, 2014, then the Deferred Compensation Plan provides that 50% of the unvested premium portion of his deferred restricted common units would continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to forfeiture of any deferral units which remain undelivered as of the date of the breach of any applicable provision of his employment agreement.

Upon a termination of Mr. Tosi’s or Mr. Finley’s employment without cause, the unvested deferred restricted Blackstone Holdings Partnership Units granted to them in 2013 and 2014, any unvested deferred restricted Blackstone Holdings Partnership Units granted to them pursuant to their respective senior managing director agreements and the deferred restricted common units grant to them under the Deferred Compensation Plan in respect of 2014 will become fully vested. Had such a termination without cause occurred on December 31, 2014, Mr. Tosi and Mr. Finley would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $33.83 per Blackstone common unit on December 31, 2014: Mr. Tosi — 65,805 Blackstone Holdings Partnership Units and 49,925 deferred restricted common units with an aggregate value of $3,915,146 and Mr. Finley — 142,649 Blackstone Holdings Partnership Units and 29,892 deferred restricted common units with an aggregate value of $5,837,062. In addition, Mr. James and Mr. Hill would also have been entitled to accelerated delivery in the numbers of deferred restricted common units set forth above in the first paragraph of this section that were granted to them pursuant to the Deferred Compensation Plan and were considered vested on the date of grant due to their retirement eligibility.

In addition, upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements — Retirement.”) As of December 31, 2014, Mr. James and Mr. Hill were retirement eligible for purposes of their carried interest allocations.

In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2014, the aggregate present value of these expected costs was $1.2 million, for which approximately $180,000, $200,000 and $50,000 were expensed for financial statement purposes in each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

Notice of Termination. Each Contracting Employee is required to give us prior written notice of his or her intention to leave our employ — six months in the case of Mr. Schwarzman, 90 days for all of our other senior managing directors and between 30 and 60 days in the case of all other Contracting Employees.

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

Director Compensation in 2014

No additional remuneration is paid to our employees for service as a director of our general partner. In 2014, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $150,000, with a grant date fair value determined as described in footnote (a) to the first table below. The number of deferred restricted common units to be granted is based on the average of the high and low trading price of our common units on the grant date. An additional $30,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2014. An additional $25,000 annual cash retainer was paid to Mr. Light in connection with his service as a director on the executive committee of Blackstone Group International Partners LLP.

The following table provides the director compensation for our directors for 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Bennett J. Goodman (c)	$—	$—	$—
Jonathan D. Gray (c)	$—	$—	$—
The Right Honorable Brian Mulroney	$150,000	$149,220	$299,220
William G. Parrett	$180,000	$152,275	$332,275
Richard Jenrette	$150,000	$150,519	$300,519
Jay O. Light	$175,000	$150,600	$325,600
Rochelle B. Lazarus	$150,000	$150,486	$300,486

(a)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2014 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data”. These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of grant, subject to the outside director’s continued service on the board of directors of our general partner.
(b)	Each of our non-employee directors was granted deferred restricted common units upon appointment as a director. In 2014, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common units: Mr. Mulroney — 4,469 units; Mr. Parrett — 4,890 units; Mr. Jenrette — 4,589 units; Mr. Light — 4,543 units and Ms. Lazarus — 4,581 units. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2014:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
The Right Honorable Brian Mulroney	4,469	$151,186
William G. Parrett	4,890	$165,429
Richard Jenrette	4,589	$155,246
Jay O. Light	4,543	$153,690
Rochelle B. Lazarus	4,581	$154,975

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(2)	The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $33.83 per Blackstone common unit on December 31, 2014, the last trading day of 2014.
(c)	Mr. Gray and Mr. Goodman are employees, and no additional remuneration is paid to them for service as a director of our general partner. Mr. Gray and Mr. Goodman’s employee compensation is discussed in “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 24, 2015 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 24, 2015. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Janus Capital Management LLC (b)	29,663,042	6%	—	—
FMR LLC (c)	52,769,632	10%	—	—

Directors and Executive Officers (d)
Stephen A. Schwarzman (e)(f)	—	—	231,924,793	45%
Hamilton E. James (f)(g)	2,000,000	*	32,180,300	6%
J. Tomilson Hill (f)(g)	1,698,442	*	14,645,085	3%
Bennett J. Goodman (f)(g)	1,074,025	*	2,461,174	*
Jonathan D. Gray (f)	—	—	40,585,300	8%
Laurence A. Tosi	—	—	552,977	*
John G. Finley	—	—	370,000	*
The Right Honorable Brian Mulroney	141,597	*	—	—
William G. Parrett	55,969	*	—	—
Richard Jenrette	35,911	*	—	—
Rochelle B. Lazarus	19,747	*	—	—
Jay O. Light	35,045	*	—	—
All executive officers and directors as a group (13 persons)	5,060,736	*	322,924,513	62%

*	Less than one percent
(a)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings Partnerships to effect an exchange for a common unit. See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement”. Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(b)	Reflects units beneficially owned by Janus Capital Management LLC based on the Schedule 13G filed by Janus Capital on February 18, 2015. The address of Janus Capital Management is 151 Detroit Street, Denver, Colorado 80206.
(c)	Reflects units beneficially owned by FMR, LLC and its subsidiaries based on the Schedule 13G filed by FMR, LLC on January 12, 2015. The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210.
(d)

The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 24, 2015: Mr. James — 20,176 deferred restricted common units; Mr. Hill — 968,591 deferred restricted common units; Mr. Goodman — 5,028,435 deferred restricted Blackstone Holdings Partnership Units; Mr. Tosi — 471,319 deferred restricted Blackstone Holdings Partnership Units — 49,925 deferred restricted common units; Mr. Finley — 163,103 deferred restricted Blackstone Holdings Partnership Units — 29,892 deferred restricted common units; Mr. Mulroney — 4,469 deferred restricted common units; Mr. Parrett — 4,890 deferred restricted common units; Mr. Jenrette — 4,589 deferred restricted common units; Ms. Lazarus — 4,581 deferred restricted common units; Mr. Light — 4,543 deferred restricted common units; and all other executive officers and directors as a group — 290,049 deferred restricted Blackstone Holdings Partnership Units and 29,892 deferred restricted common units.
(e)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Mr. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(f)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman — 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James — 10,657,207 units held in a trust for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Hill — 250,000 units held by Mr. Hill’s spouse and 5,636,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee, Mr. Tosi — 225,000 units held in a trust for which Mr. Tosi is the investment trustee, and Mr. Gray — 4,869,262 units held in a trust for which Mr. Gray is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman — 2,713,432 units, and Mr. Gray — 4,889,140 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman — 1,438,529 units and Mr. Goodman — 199,542. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control.
(g)	The Blackstone common units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership, Mr. James — 2,000,000 units held in a family limited liability company, Mr. Hill — 1,698,442 units held in two family limited liability companies, Mr. Goodman — 792,821 units held in family limited liability companies (b) the following units held by a personal foundation over which the named director disclaims beneficial ownership, Mr. Goodman — 24,017 units.

In addition, as of February 24, 2015, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 69,083,468 of our non-voting common units and may from time to time make open market purchases or sales of our voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	51,535,062	—	157,447,870
Equity Compensation Plans Not Approved by
Security Holders	—	—	—

Total	51,535,062	—	157,447,870

(a)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2014.
(b)	The aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2015, pursuant to this formula, 165,943,809 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2014, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $413.7 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

On September 30, 2014, payments totaling $6.2 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2008 and 2010 taxable years. Those payments included payments of $1.5 million to Stephen A. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman.

Subsequent to December 31, 2014, payments totaling $82.8 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2013 taxable year. Those payments included payments of $11.1 million to Stephen A. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $2.7 million to Hamilton E. James and a trust for which Mr. James is the investment trustee; $1.3 million to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee and $0.3 million to Bennett J. Goodman and a limited liability company controlled by a family member of Mr. Goodman.

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

Swift River Transactions

Swift River Investments, Inc. (“Swift River”) is a private family investment firm that manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James, his brother, David R. James, and members of their families. While Hamilton E. James has a majority economic interest in Swift River, the day-to-day business of Swift River is managed by David R. James.

iLevel

Blackstone and Swift River are the largest shareholders in iLevel Solutions LLC (“iLevel”), a business that provides private equity software and advanced portfolio monitoring software solutions to private equity firms and other institutions, including Blackstone. In May 2014, Swift River invested approximately $0.9 million (in addition to amounts previously invested and approved by the Conflicts Committee of the Board of Directors) in iLevel. Blackstone also participated in the financing on a pro rata basis, investing approximately $0.8 million. Blackstone and Swift River remain the largest shareholders with approximately 21% and 24% equity interests, respectively.

Allied

Allied Wireline Services, LLC (“Allied”) is an oilfield services company that specializes in providing wireline services to oil and gas companies. In February 2014, FS Energy & Power (“FSEP”), a business development company registered under the Investment Company Act of 1940 to whom GSO Capital Partners LP serves as a non-discretionary sub-advisor, participated in a financing transaction pursuant to which FSEP provided a $110 million term loan to Allied and contributed $6.6 million of equity to finance the acquisition by Allied of Horizontal Wireline Services, LLC. Additional equity financing was provided by Allied Energy Investors, a Turnbridge Capital investment vehicle in which Swift River is a limited partner. Prior to the financing transaction described above, Swift River held a 54% interest in Allied through Allied Energy Investors. In connection with the financing transaction, Swift River invested an additional $5.4 million of equity in Allied through Allied Energy Investors. Subsequent to these transactions, and a subsequent equity repurchase by Allied due to a departing managing member, FSEP and Swift River Investments own 12.7% and 30.0% of Allied, respectively. Mr. Hamilton E. James did not participate in the negotiation or execution of the transaction in any manner for any party.

Tsinghua University Education Foundation

As part of an initiative announced in 2013, Mr. Schwarzman, through the Stephen A. Schwarzman Education Foundation, personally committed $100 million to create and endow a post-graduate scholarship program at Tsinghua University in Beijing, entitled “Schwarzman Scholars,” and fund the construction of a residential and academic building. He is leading a fundraising campaign to raise $400 million to support the “Schwarzman Endowment Fund.” The Tsinghua University Education Foundation (“TUEF”) will hold the Schwarzman Endowment Fund and has agreed to delegate management of the fund to Blackstone. We have agreed that TUEF will not be required to pay Blackstone a management fee for managing the Schwarzman Endowment Fund and, to the extent Blackstone allocates and invests assets of the Schwarzman Endowment Fund in our funds, which may take the form of funded or unfunded general partner commitments to our investment funds, we anticipate that such investments will be subject to reduced or waived management fees and/or carried interest.

Executive Advisor Agreement with Andrew Lapham

On April 17, 2014, we entered into an Executive Advisor Agreement with Andrew Lapham. In his role as an Executive Advisor, Mr. Lapham focuses primarily on sourcing and evaluating the firm’s investment opportunities in Canada. Mr. Lapham is the son-in-law of Mr. Mulroney, who has been a member of the board of directors of our general partner since 2007. Pursuant to the terms of the Executive Advisor Agreement, in respect of his services in 2014, Mr. Lapham in entitled to a $350,000 annual retainer and a one-time bonus of $150,000 (which bonus will be paid in 2015). With respect to each investment sourced by him, Mr. Lapham is entitled to receive a transaction fee and, subject to a required capital contribution by Mr. Lapham, a profit sharing percentage of the net profits realized from such investment by the relevant fund. In 2014, we paid Mr. Lapham $233,333, which represents the prorated amount of his annual retainer.

Bennett J. Goodman

On February 24, 2015, Bennett J. Goodman was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Goodman joined Blackstone in 2008 and is a Senior Managing Director and Co-Founder of GSO Capital Partners. For 2014, Mr. Goodman received a base salary of $350,000 and an annual cash bonus payment of $7,048,925. The cash payment was based upon the performance of the Credit segment, including the contribution of all current and past funds within the segment. The ultimate cash payment to Mr. Goodman was, however, determined in the discretion of Mr. Schwarzman and Mr. James.

Mr. Goodman also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Goodman in respect of carried interest in our carry funds primarily relates to Mr. Goodman’s participation in the credit funds. The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Goodman for 2014 was $13,181,183. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

In February 2015, we agreed with the former owners of GSO, including Mr. Goodman, to settle in full our obligation to make further “earn out” payments to them arising from our redemption of profits interests that were issued to them in connection with our acquisition of GSO by making a payment in the form of a combination of vested and unvested restricted Blackstone Holdings Units. In connection therewith, Mr. Goodman is to receive 798,166 Blackstone Holdings Partnership Units (which will include 199,542 units to be held in a family limited liability company), 122,385 of which are to be immediately vested, 506,837 of which are to vest on December 31, 2016 and 168,944 of which are to vest on December 31, 2017.

Jonathan D. Gray

On February 24, 2012, Jonathan D. Gray was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Gray joined Blackstone in 1992 and is a Senior Managing Director and Global Head of Real Estate. For 2014, Mr. Gray received a base salary of $350,000 and an annual cash bonus payment of $28,160,848. The cash payment was based upon the performance of the Real Estate segment, including the contribution of all current and past funds within the segment dating back to before the IPO. The ultimate cash payment to Mr. Gray was, however, determined in the discretion of Mr. Schwarzman and Mr. James.

Mr. Gray also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Gray in respect of carried interest in our carry funds primarily relates to Mr. Gray’s participation in the real estate funds (which were formed both before and after the IPO). The amount of payments in respect of carried interest (whether in cash or in-kind) or incentive fee allocations to Mr. Gray for 2014 was $76,695,118. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

Blackstone Holdings Partnership Agreements

As a result of the reorganization and the IPO, The Blackstone Group L.P. became a holding partnership and, through wholly owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to the five holding partnerships prior to the January 2009 reorganization and the four holdings partnerships subsequent to the January 2009 reorganization. Wholly owned subsidiaries of The Blackstone Group L.P. are the sole general partner of each of the Blackstone Holdings Partnerships. Accordingly, The Blackstone Group L.P. operates and controls all of the business and affairs of Blackstone Holdings and, through Blackstone Holdings and its operating entity subsidiaries, conducts our business. Through its wholly owned subsidiaries, The Blackstone Group L.P. has unilateral control over all of the affairs and decision making of Blackstone Holdings. Furthermore, the wholly owned subsidiaries of The

Blackstone Group L.P. cannot be removed as the general partners of the Blackstone Holdings Partnerships without their approval. Because our general partner, Blackstone Group Management L.L.C., operates and controls the business of The Blackstone Group L.P., the board of directors and officers of our general partner are accordingly responsible for all operational and administrative decisions of Blackstone Holdings and the day-to-day management of Blackstone Holdings’ business. Pursuant to the partnership agreements of the Blackstone Holdings Partnerships, the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy.”

Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group L.P.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group L.P.’s wholly owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy”. The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, Blackstone Holdings Partnership Units may be exchanged for The Blackstone Group L.P. common units as described under “— Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our common units.

See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Terms of Blackstone Holdings Partnership Units Granted in 2014 and Prior Years — Vesting Provisions” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2014 — Terms of Blackstone Holdings Partnership Units Granted in 2014 and Prior Years — Minimum Retained Ownership Requirements and Transfer Restrictions” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations. Mr. Schwarzman paid for his respective ownership interests in the aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with their operation. The hourly payments we made for such use were based on current market rates. In 2014, we made payments of $2.9 million for the use of such aircraft, which included $0.8 million paid directly to the managers of the aircraft.

An entity jointly controlled by Mr. James and Mr. Gray wholly owns an airplane that we use for business purposes in the course of our operations. Each of Mr. James and Mr. Gray paid for his respective ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2014 we made payments of $0.8 million for our use of this aircraft, which included $0.4 million paid directly to the manager of the aircraft.

Investment in or Alongside Our Funds

Our directors and executive officers may invest their own capital in or alongside our carry funds without being subject to management fees or carried interest. These investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. In addition, our directors and executive officers may invest their own capital in our funds of hedge funds and credit-focused funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. During the year ended December 31, 2014, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them of their immediate family members) had the following net contributions or net distributions relating to their personal investments (and the investments of any such trusts) in Blackstone-managed investment funds: Mr. Schwarzman, Mr. James, Mr. Hill, Mr. Gray and Ms. Solotar received net distribution of $33.5 million, $34.7 million, $12.8 million, $21.4 million and $0.7 million, respectively, and Mr. Tosi, Mr. Finley, Mr. Goodman and Mr. Light made net contributions of $6.8 million, $0.1 million, $6.8 million and $0.8 million, respectively.

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

We will also indemnify any of our employees who personally becomes subject to a “clawback” obligation to one of our investment funds in respect of carried interest that we have received. See “Part I. Item 1. Business— Incentive Arrangements / Fee Structure”.

Non-Competition and Non-Solicitation Agreements

We have entered into a non-competition and non-solicitation agreement with each of our professionals and other senior employees, including each of our executive officers. See “— Item 11. Executive Compensation — Non-Competition and Non-Solicitation Agreements” for a description of the material terms of such agreements.

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. All of the non-management directors of our general partner’s board of directors satisfy the independence requirements of the NYSE. These directors are Messrs. Jenrette, Light, Mulroney and Parrett and Ms. Lazarus. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined that the independent directors have no material relationship with us or our general partner. The board of directors of our general partner follows the following standards in determining director independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2014
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (d)	Blackstone Funds, Transaction Related (e)
	(Dollars in Thousands)
Audit Fees	$8,636	(a)	$33,273	$—
Audit-Related Fees	$235	(b)	$180	$19,246
Tax Fees	$414	(c)	$45,569	$2,920
Other	$—		$56	$—

	Year Ended December 31, 2013
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (d)	Blackstone Funds, Transaction Related (e)
	(Dollars in Thousands)
Audit Fees	$9,130	(a)	$25,504	$—
Audit-Related Fees	$—		$170	$9,778
Tax Fees	$450	(c)	$47,164	$2,984

(a)	Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and (3) consents and other services related to SEC and other regulatory filings.
(b)	Audit-Related Fees include risk advisory services.
(c)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(d)	The Deloitte Entities also provide audit, audit-related and tax services (primarily tax compliance and related services) to certain Blackstone funds and other corporate entities. Also included in these amounts are audit and tax fees related to the spin-off of Blackstone’s financial advisory practice.
(e)	Audit-Related Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

Exhibit Number	Exhibit Description

4.6	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.7	Form of 4.75% Senior Note due 2023 (included in Exhibit 4.6 hereto).

4.8	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.9	Form of 6.25% Senior Note due 2042 (included in Exhibit 4.8 hereto).

4.10	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 7, 2014).

4.11	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.10 hereto).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

Exhibit Number	Exhibit Description

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.6	Second Amended and Restated Exchange Agreement, dated as of February 28, 2013, among The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.7	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.8.1+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 9, 2014).

10.9+*	The Blackstone Group L.P. Sixth Amended and Restated Bonus Deferral Plan effective as of December 1, 2014.

10.10+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.11+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.12+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.13+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.14+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

Exhibit Number	Exhibit Description

10.15	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on June 4, 2014).

10.16	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd, dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.17	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd, amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

10.18+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.27	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.28+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.29+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.30+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.31+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

Exhibit Number	Exhibit Description

10.32+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.33+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.37+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.38+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.39+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.40+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.42+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

Exhibit Number	Exhibit Description

10.44	Amended and Restated Master Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Management Partners IV, L.L.C., dated as of February 27, 2012 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.45	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.46	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.47	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.48	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.49	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.50	Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates II LLC, dated as of March 31, 2011, by and among GSO Holdings I L.L.C. and certain members of GSO Capital Opportunities Associates II LLC thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.51	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.52	GSO NMERB Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.53	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.53.1	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

Exhibit Number	Exhibit Description

10.54	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.55	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.56+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.57+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.58+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.59+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.60+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.61+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.62+	Agreement, dated as of July 6, 2010, between Blackstone Holdings I L.P. and John G. Finley (incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.63+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.64+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.65+*	Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of February 27, 2015.

10.66+*	Form of GSO Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto.

Exhibit Number	Exhibit Description

10.67+*	Form of GSO Senior Managing Director Non-Compensation and Non-Solicitation Agreement by and among Blackstone Holdings I L.P., Blackstone Holdings II L. P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and each of the Senior Managing Directors from time to time party thereto.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: February 27, 2015

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of February, 2015.

Signature	Title

/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Bennett J. Goodman Bennett J. Goodman	Director

/s/ Jonathan D. Gray Jonathan D. Gray	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Hamilton E. James Hamilton E. James	Director

/s/ Richard Jenrette Richard Jenrette	Director

/s/ Rochelle B. Lazarus Rochelle B. Lazarus	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ William G. Parrett William G. Parrett	Director

/s/ Laurence A. Tosi Laurence A. Tosi	Chief Financial Officer (Principal Financial Officer)

/s/ Kathleen Skero Kathleen Skero	Principal Accounting Officer (Principal Accounting Officer)