Form 10-Q
period 2015-03-31
Blackstone Group L.P.
filed 2015-05-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 30, 2015 was 548,301,316. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 30, 2015 was 59,083,468.

SIGNATURES	122

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$1,135,472	$1,412,472
Cash Held by Blackstone Funds and Other	1,969,621	1,808,092
Investments (including assets pledged of $111,206 and $45,764 at March 31, 2015 and December 31, 2014, respectively)	22,896,254	22,765,589
Accounts Receivable	1,259,037	559,321
Reverse Repurchase Agreements	79,628	—
Due from Affiliates	1,146,008	1,128,408
Intangible Assets, Net	434,033	458,833
Goodwill	1,787,392	1,787,392
Other Assets	458,044	338,557
Deferred Tax Assets	1,241,112	1,252,230

Total Assets	$32,406,601	$31,510,894

Liabilities and Partners’ Capital
Loans Payable	$9,063,490	$8,937,638
Due to Affiliates	1,460,362	1,490,088
Accrued Compensation and Benefits	2,432,830	2,439,257
Securities Sold, Not Yet Purchased	162,111	85,878
Repurchase Agreements	87,085	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	1,246,739	1,194,579

Total Liabilities	14,452,617	14,177,347

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	2,510,047	2,441,854

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 609,185,546 issued and outstanding as of March 31, 2015; 595,624,855 issued and outstanding as of December 31, 2014)	7,396,962	6,999,830
Appropriated Partners’ Capital	103,838	81,301
Accumulated Other Comprehensive Loss	(42,014)	(20,864)

Total The Blackstone Group L.P. Partners’ Capital	7,458,786	7,060,267
Non-Controlling Interests in Consolidated Entities	3,404,810	3,415,356
Non-Controlling Interests in Blackstone Holdings	4,580,341	4,416,070

Total Partners’ Capital	15,443,937	14,891,693

Total Liabilities and Partners’ Capital	$32,406,601	$31,510,894

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

	March 31, 2015	December 31, 2014
Assets
Cash Held by Blackstone Funds and Other	$1,344,326	$1,325,094
Investments	7,424,060	7,759,322
Accounts Receivable	612,415	131,996
Due from Affiliates	33,464	65,124
Other Assets	52,911	48,441

Total Assets	$9,467,176	$9,329,977

Liabilities
Loans Payable	$6,914,687	$6,787,100
Due to Affiliates	194,197	182,107
Accounts Payable, Accrued Expenses and Other	705,041	697,149

Total Liabilities	$7,813,925	$7,666,356

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2015	2014
Revenues
Management and Advisory Fees, Net	$603,498	$573,160

Performance Fees
Realized
Carried Interest	1,206,425	333,623
Incentive Fees	27,992	43,794
Unrealized
Carried Interest	374,481	330,394
Incentive Fees	61,860	64,233

Total Performance Fees	1,670,758	772,044

Investment Income
Realized	187,710	153,026
Unrealized	15,771	13,500

Total Investment Income	203,481	166,526

Interest and Dividend Revenue	21,499	14,069
Other	(5,656)	869

Total Revenues	2,493,580	1,526,668

Expenses
Compensation and Benefits
Compensation	559,559	485,351
Performance Fee Compensation
Realized
Carried Interest	292,248	149,398
Incentive Fees	12,227	23,635
Unrealized
Carried Interest	74,380	40,730
Incentive Fees	24,961	23,531

Total Compensation and Benefits	963,375	722,645
General, Administrative and Other	130,973	135,554
Interest Expense	31,370	24,667
Fund Expenses	23,232	4,985

Total Expenses	1,148,950	887,851

Other Income
Net Gains from Fund Investment Activities	238,972	70,155

Income Before Provision for Taxes	1,583,602	708,972
Provision for Taxes	99,344	54,097

Net Income	1,484,258	654,875
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	56,358	45,792
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	153,222	43,961
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	645,230	299,505

Net Income Attributable to The Blackstone Group L.P.	$629,448	$265,617

Distributions Declared Per Common Unit	$0.78	$0.58

Net Income Per Common Unit
Common Units, Basic	$1.01	$0.44

Common Units, Diluted	$1.00	$0.44

Weighted-Average Common Units Outstanding
Common Units, Basic	625,276,969	601,527,299

Common Units, Diluted	631,232,041	605,669,164

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$47,763	$74,032

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$1,484,258	$654,875
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(50,271)	(1,166)

Comprehensive Income	1,433,987	653,709
Less
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	56,358	45,792
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	124,101	43,843
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	645,230	299,505

Comprehensive Income Attributable to The Blackstone Group L.P.	$608,298	$264,569

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$7,060,267	$3,415,356	$4,416,070	$14,891,693	$2,441,854
Consolidation of Fund Entity	—	—	—	—	—	—	—	—	—
Net Income	—	629,448	—	—	629,448	153,222	645,230	1,427,900	56,358
Allocation of Income of Consolidated CLO Entities	—	—	51,658	—	51,658	(51,658)	—	—	—
Currency Translation Adjustment	—	—	—	(21,150)	(21,150)	(29,121)	—	(50,271)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(29,121)	—	(29,121)	29,121	—	—	—
Capital Contributions	—	—	—	—	—	141,668	—	141,668	178,838
Capital Distributions	—	(482,249)	—	—	(482,249)	(243,615)	(488,711)	(1,214,575)	(167,003)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(10,163)	—	(10,163)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	9,113	—	—	9,113	—	—	9,113	—
Equity-Based Compensation	—	130,134	—	—	130,134	—	122,236	252,370	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	7,956,871	(27,632)	—	—	(27,632)	—	—	(27,632)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	23,834	—	—	23,834	—	—	23,834	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	68,361	—	—	68,361	—	(68,361)	—	—
Conversion of Blackstone Holdings Partnership Unitsto Blackstone Common Units	5,603,820	46,123	—	—	46,123	—	(46,123)	—	—

Balance at March 31, 2015	609,185,546	$7,396,962	$103,838	$(42,014)	$7,458,786	$3,404,810	$4,580,341	$15,443,937	$2,510,047

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$6,306,766	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	8,398	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	—	4,511	—	4,511	30,922
Net Income	—	265,617	—	—	265,617	43,961	299,505	609,083	45,792
Allocation of Losses of Consolidated CLO Entities	—	—	(39,019)	—	(39,019)	39,019	—	—	—
Currency Translation Adjustment	—	—	—	(1,048)	(1,048)	(118)	—	(1,166)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(118)	—	(118)	118	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	(2,695)	—	—	(2,695)	—	—	(2,695)	—
Capital Contributions	—	—	—	—	—	147,862	—	147,862	282,641
Capital Distributions	—	(341,318)	—	—	(341,318)	(135,987)	(367,544)	(844,849)	(133,443)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(212)	—	(212)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	(6)	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	12,645	—	—	12,645	—	—	12,645	—
Equity-Based Compensation	—	142,117	—	—	142,117	—	133,128	275,245	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(35,460)	—	(35,460)	(55)	—	(35,515)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,759,747	(19,129)	—	—	(19,129)	—	—	(19,129)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	14,006	—	—	14,006	—	—	14,006	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,354)	—	—	(10,354)	—	10,354	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	6,739,766	45,050	—	—	45,050	—	(45,050)	—	—

Balance at March 31, 2014	584,091,792	$6,108,525	$234,509	$2,418	$6,345,452	$2,563,146	$3,686,809	$12,595,407	$2,176,354

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net Income	$1,484,258	$654,875
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(185,229)	(108,233)
Net Realized Gains on Investments	(1,475,429)	(543,367)
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	(61,241)	3,833
Non-Cash Performance Fees	(314,889)	(276,508)
Non-Cash Performance Fee Compensation	403,816	237,294
Equity-Based Compensation Expense	272,335	194,645
Excess Tax Benefits Related to Equity-Based Compensation	(23,834)	(16,513)
Amortization of Intangibles	24,800	26,258
Other Non-Cash Amounts Included in Net Income	107,467	53,939
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(292,648)	(52,120)
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(1,356)	(75,327)
Accounts Receivable	(186,510)	364,988
Reverse Repurchase Agreements	(79,628)	(13,724)
Due from Affiliates	72,202	275,550
Other Assets	(120,946)	(81,645)
Accrued Compensation and Benefits	(436,354)	(288,791)
Securities Sold, Not Yet Purchased	76,698	70,318
Accounts Payable, Accrued Expenses and Other Liabilities	(473,287)	(223,761)
Repurchase Agreements	57,152	(138,678)
Due to Affiliates	(115,946)	(28,278)
Treasury Cash Management Strategies
Investments Purchased	(1,063,714)	(808,884)
Cash Proceeds from Sale of Investments	1,120,428	1,020,997
Blackstone Funds Related
Investments Purchased	(761,891)	(1,652,358)
Cash Proceeds from Sale or Pay Down of Investments	2,609,213	2,385,748

Net Cash Provided by Operating Activities	635,467	980,258

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(3,275)	(6,123)
Changes in Restricted Cash	5,843	5,841

Net Cash Provided by (Used in) Investing Activities	2,568	(282)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(406,503)	$(258,361)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	309,868	419,332
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)
Payments Under Tax Receivable Agreement	(82,830)	(80,565)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(27,632)	(19,129)
Excess Tax Benefits Related to Equity-Based Compensation	23,834	16,513
Proceeds from Loans Payable	23	2,206
Repayment and Repurchase of Loans Payable	(2,410)	(6,488)
Distributions to Unitholders	(970,960)	(708,862)
Blackstone Funds Related
Proceeds from Loans Payable	507,832	—
Repayment of Loans Payable	(266,317)	(389,097)

Net Cash Used in Financing Activities	(915,095)	(1,024,457)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	60	4

Net Decrease in Cash and Cash Equivalents	(277,000)	(44,477)
Cash and Cash Equivalents, Beginning of Period	1,412,472	831,998

Cash and Cash Equivalents, End of Period	$1,135,472	$787,521

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$49,484	$49,282

Payments for Income Taxes	$70,609	$47,547

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$601	$10,933

Non-Cash Distributions to Non-Controlling Interest Holders	$(4,115)	$(11,069)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$268	$808

Net Assets Related to the Consolidation of CLO Vehicles	$—	$8,398

Net Assets Related to the Consolidation of Certain Fund Entities	$—	$35,433

Transfer of Interests to Non-Controlling Interest Holders	$(10,163)	$(212)

Change in The Blackstone Group L.P.’s Ownership Interest	$68,361	$(10,354)

Net Settlement of Vested Common Units	$51,228	$22,325

Conversion of Blackstone Holdings Partnership Units to Common Units	$46,123	$45,050

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(54,313)	$(46,023)

Due to Affiliates	$45,200	$33,378

Partners’ Capital	$9,113	$12,645

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, certain over-the-counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds that use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles are classified within Level III of the fair value hierarchy.

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

Reverse Repurchase and Repurchase Agreements

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

The Partnership manages credit exposure arising from reverse repurchase agreements and repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Partnership, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in General, Administrative and Other in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. Gains or losses on a derivative instrument that is designated as, and is effective as, an economic hedge of a net investment in a foreign operation is reported in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The ineffective portion of a net investment hedge is recognized in current period earnings.

The Partnership formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Partnership’s evaluation of effectiveness of its hedged transaction. At least monthly, the Partnership also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. For net investment hedges, the Partnership uses a method based on changes in spot rates to measure effectiveness. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. The Partnership may also at any time remove a designation of a fair value hedge. The fair values of hedging derivative instruments are reflected within Other Assets in the Condensed Consolidated Statements of Financial Condition.

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

The Partnership has elected to not offset derivative assets and liabilities or financial assets in its Condensed Consolidated Statements of Financial Condition, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Partnership, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6.“Derivative Financial Instruments”.

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

Recent Accounting Developments

In June 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

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

The accounting guidance is effective for the first interim or annual period beginning after December 15, 2014. Adoption did not have a material impact on Blackstone’s financial statements. The amended disclosure guidance is effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The amended disclosure requirements are not expected to have a material impact on Blackstone’s financial statements.

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

In April 2015, the FASB issued amended guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments are effective for fiscal years beginning after December 15, 2015 and interim periods within those years. The amended guidance is not expected to have a material impact on Blackstone’s financial statements.

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. The guidance shall be applied retrospectively for all periods presented. Early application is permitted. The guidance is not expected to have a material impact on Blackstone’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2015	December 31, 2014
Finite-Lived Intangible Assets/Contractual Rights	$1,464,017	$1,464,017
Accumulated Amortization	(1,029,984)	(1,005,184)

Intangible Assets, Net	$434,033	$458,833

Amortization expense associated with Blackstone’s intangible assets was $24.8 million for the three months ended March 31, 2015 and $26.3 million for the three months ended March 31, 2014.

Amortization of Intangible Assets held at March 31, 2015 is expected to be $96.1 million, $85.6 million, $46.5 million, $46.5 million, and $46.4 million for each of the years ending December 31, 2015, 2016, 2017, 2018, and 2019, respectively. Blackstone’s intangible assets as of March 31, 2015 are expected to amortize over a weighted-average period of 6.7 years.

4.	INVESTMENTS

Investments consists of the following:

	March 31, 2015	December 31, 2014
Investments of Consolidated Blackstone Funds	$11,123,132	$11,375,407
Equity Method Investments	3,144,959	3,240,825
Blackstone’s Treasury Cash Management Strategies	1,631,696	1,666,061
Performance Fees	6,842,398	6,337,045
Other Investments	154,069	146,251

	$22,896,254	$22,765,589

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $671.1 million and $704.9 million at March 31, 2015 and December 31, 2014, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
Realized Gains	$65,658	$13,713
Net Change in Unrealized Gains (Losses)	109,247	(27,214)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	174,905	(13,501)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	64,067	83,656

Other Income — Net Gains from Fund Investment Activities	$238,972	$70,155

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2015 and 2014, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $161.3 million and $97.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014
Realized Gains (Losses)	$(161)	$3,094
Net Change in Unrealized Gains	11,111	8,970

	$10,950	$12,064

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2014	$2,215,584	$3,721,751	$15,031	$384,679	$6,337,045
Performance Fees Allocated as a Result of Changes in Fund Fair Values	949,515	674,475	12,353	7,115	1,643,458
Foreign Exchange Loss	—	(43,947)	—	—	(43,947)
Fund Distributions	(402,044)	(666,321)	(12,696)	(13,097)	(1,094,158)

Performance Fees, March 31, 2015	$2,763,055	$3,685,958	$14,688	$378,697	$6,842,398

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended March 31,
	2015	2014
Realized Gains	$22	$6,307
Net Change in Unrealized Gains (Losses)	371	(6,504)

	$393	$(197)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2015 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$186,184	$1,415	(a)	(a)
Credit Driven	345,381	—	(b)	(b)
Event Driven	197,613	—	(c)	(c)
Equity	369,338	—	(d)	(d)
Commodities	64,911	—	(e)	(e)
Private Equity	140,290	—	(f)	(f)

	$1,303,717	$1,415

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 81% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 13% of the fair value of the investments in this category represent investments in hedge funds that are in the process of liquidating. Distributions from these

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated. The remaining 6% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 7% of Blackstone’s investments in this category.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 66% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 30% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 3% of the total fair value in the credit driven category are subject to redemption restrictions such as the investee fund manager’s ability to limit the amount of redemptions. The remaining 1% of the investments in this category are in the process of liquidating. Distributions from these funds will be received as underlying investments are liquidated. The time at which this redemption restriction may lapse cannot be estimated.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are not permitted for investments representing 96% of the fair value of investments in this category. Distributions will be received as the underlying investments are liquidated. The remaining 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(f)	The Private Equity category includes investments in private equity funds that primarily invest in private equity, revenue interests and other private investments. Withdrawals are not permitted for investments in this category.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended March 31, 2015 the resulting gain was $7.3 million.

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

	March 31, 2015				December 31, 2014
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$—	$—	$53,280	$408	$62,078	$523	$—	$—

Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	$109,405	$451	$780,146	$7,458	$223,886	$407	$879,412	$4,590
Foreign Currency Contracts	158,470	1,647	224,625	2,593	192,163	2,798	148,873	681
Credit Default Swaps	19,500	308	56,000	1,464	19,500	85	56,000	868
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	135,520	5,118	302,609	36,138	199,364	8,915	250,244	21,875
Interest Rate Contracts	20,193	2,033	—	—	22,659	2,281	—	—
Credit Default Swaps	—	—	83,060	543	—	—	91,372	2,514

	443,088	9,557	1,446,440	48,196	657,572	14,486	1,425,901	30,528

Total	$443,088	$9,557	$1,499,720	$48,604	$719,650	$15,009	$1,425,901	$30,528

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2015	2014
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$240	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(3,514)	$(833)
Foreign Currency Contracts	14,073	1,439
Credit Default Swaps	1,826	286

Total	$12,385	$892

Freestanding Derivatives
Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(995)	$(2,542)
Foreign Currency Contracts	(23,025)	(8,117)
Credit Default Swaps	(2,922)	1,813

Total	$(26,942)	$(8,846)

As of March 31, 2015 and December 31, 2014, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2015	December 31, 2014
Assets
Loans and Receivables	$40,691	$40,397
Equity and Preferred Securities	103,971	102,907
Assets of Consolidated CLO Vehicles
Corporate Loans	5,902,169	6,279,592
Corporate Bonds	322,696	292,690
Other	75,387	44,513

	$6,444,914	$6,760,099

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$6,587,954	$6,448,352
Subordinated Notes	345,793	348,752

	$6,933,747	$6,797,104

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2015		2014
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(1,875)	$—	$—
Equity and Preferred Securities	(185)	(2,828)	(584)	5,118
Assets of Consolidated CLO Vehicles
Corporate Loans	6,656	67,619	(38,242)	15,059
Corporate Bonds	(1,105)	3,916	1,098	252
Other	1,955	(376)	14,997	(3,118)

	$7,321	$66,456	$(22,731)	$17,311

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(28,071)	$(2,538)	$(55,874)
Subordinated Notes	—	20,565	—	36,955

	$—	$(7,506)	$(2,538)	$(18,919)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2015			December 31, 2014
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(7,273)	$—	$—	$(5,323)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(83,924)	2,875	(25,514)	(197,580)	4,369	(21,876)
Corporate Bonds	(2,324)	—	—	(7,814)	—	—

	$(93,521)	$2,875	$(25,514)	$(210,717)	$4,369	$(21,876)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2014, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2015 and December 31, 2014, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2015
	Level I	Level II	Level III	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$1,170,378	$1,170,378
Equity Securities	65,706	87,343	186,687	339,736
Partnership and LLC Interests	—	183,675	1,562,341	1,746,016
Debt Instruments	—	1,473,038	86,561	1,559,599
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,387,924	514,245	5,902,169
Corporate Bonds	—	322,696	—	322,696
Freestanding Derivatives — Foreign Currency Contracts	—	5,118	—	5,118
Freestanding Derivatives — Interest Rate Contracts	—	2,033	—	2,033
Other	14	19,010	56,363	75,387

Total Investments of Consolidated Blackstone Funds	65,720	7,480,837	3,576,575	11,123,132

Blackstone’s Treasury Cash Management Strategies
Investment Funds	276,611	—	—	276,611
Equity Securities	69,849	—	—	69,849
Debt Instruments	—	1,158,707	64,816	1,223,523
Other	—	51,618	10,095	61,713

Total Blackstone’s Treasury Cash Management Strategies	346,460	1,210,325	74,911	1,631,696
Money Market Funds	260,002	—	—	260,002
Freestanding Derivatives
Interest Rate Contracts	191	260	—	451
Foreign Currency Contracts	—	1,647	—	1,647
Credit Default Swaps	—	308	—	308
Loans and Receivables	—	—	40,691	40,691
Other Investments	35,379	7,014	111,676	154,069

	$707,752	$8,700,391	$3,803,853	$13,211,996

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$6,587,954	$6,587,954
Subordinated Notes	—	—	345,793	345,793
Freestanding Derivatives — Foreign Currency Contracts	—	36,138	—	36,138
Freestanding Derivatives — Credit Default Swaps	—	543	—	543
Net Investment Hedges — Foreign Currency Contracts	—	408	—	408
Freestanding Derivatives
Interest Rate Contracts	2,813	4,645	—	7,458
Foreign Currency Contracts	—	2,593	—	2,593
Credit Default Swaps	—	1,464	—	1,464
Securities Sold, Not Yet Purchased	—	162,111	—	162,111

	$2,813	$207,902	$6,933,747	$7,144,462

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Transfers from Level I into Level II (a)	$—	$—
Transfers from Level II into Level I (b)	$5,688	$18,029

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$1,170,378	NAV as Fair Value	N/A	N/A	N/A

Equity Securities	118,199	Discounted Cash Flows	Discount Rate	8.4% - 24.6%	11.9%
			Revenue CAGR	1.1% - 102.6%	7.0%
			Exit Multiple - EBITDA	5.0x - 17.0x	10.0x
			Exit Multiple - P/E	7.5x - 17.0x	14.9x
	64,167	Transaction Price	N/A	N/A	N/A
	1,617	Market Comparable Companies	EBITDA Multiple	6.5x - 7.8x	6.9x
	39	Third Party Pricing	N/A	N/A	N/A
	2,665	Other	N/A	N/A	N/A

Partnership and LLC Interests	684,685	Discounted Cash Flows	Discount Rate	4.4% - 24.2%	8.9%
			Revenue CAGR	-8.1% - 63.5%	5.4%
			Exit Multiple - EBITDA	3.0x - 23.0x	10.2x
			Exit Multiple - P/E	0.5x	N/A
			Exit Capitalization Rate	2.0% - 14.2%	6.1%
	25,825	Transaction Price	N/A	N/A	N/A
	851,108	Third Party Pricing	N/A	N/A	N/A
	723	Other	N/A	N/A	N/A

Debt Instruments	8,622	Discounted Cash Flows	Discount Rate	9.1% - 29.3%	14.4%
			Revenue CAGR	5.6% - 20.0%	16.5%
			Exit Multiple - EBITDA	5.8x - 9.5x	8.6x
			Exit Capitalization Rate	1.0% - 6.6%	5.9%
	75,346	Third Party Pricing	N/A	N/A	N/A
	2,414	Transaction Pricing	N/A	N/A	N/A
	179	Market Comparable Companies	EBITDA Multiple	5.9x - 7.9x	6.0x

Assets of Consolidated CLO Vehicles	491,928	Third Party Pricing	N/A	N/A	N/A
	76,754	Market Comparable Companies	EBITDA Multiple	3.5x - 7.5x	5.4x
	1,926	Discounted Cash Flows	Discount Rate	3.8%	N/A

Total Investments of Consolidated Blackstone Funds	3,576,575

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies
	$28,238	Discounted Cash Flows	Default Rate	1.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	30.0%	N/A
			Reinvestment Rate	LIBOR + 450 bps	N/A
			Discount Rate	5.8% - 10.2%	6.8%
	33,437	Third Party Pricing	N/A	N/A	N/A
	3,141	Transaction Price	N/A	N/A	N/A
	10,095	NAV as Fair Value	N/A	N/A	N/A

Loans and Receivables	19,878	Discounted Cash Flows	Discount Rate	16.9% - 17.4%	17.3%
	20,813	Transaction Price	N/A	N/A	N/A

Other Investments	16,612	Transaction Price	N/A	N/A	N/A
	82,370	Discounted Cash Flows	Discount Rate	1.6% - 12.5%	3.3%
			Default Rate	2.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 450 bps	N/A
	12,694	NAV as Fair Value	N/A	N/A	N/A

Total	$3,803,853

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$6,933,747	Discounted Cash Flows	Default Rate	2.0%	N/A

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.6% - 29.0%	2.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Investment Funds	$1,103,210	NAV as Fair Value	N/A	N/A	N/A
Equity Securities	106,727	Discounted Cash Flows	Discount Rate	8.4% - 24.7%	11.8%
			Revenue CAGR	0.7% - 24.4%	7.1%
			Exit Multiple - EBITDA	5.0x - 13.0x	10.1x
			Exit Multiple -P/E	10.5x - 17.0x	11.2x
	67,706	Transaction Price	N/A	N/A	N/A
	163	Market Comparable Companies	EBITDA Multiple	6.7x - 7.6x	6.9x
	45	Third Party Pricing	N/A	N/A	N/A
	4,670	Other	N/A	N/A	N/A

Partnership and LLC Interests	485,748	Discounted Cash Flows	Discount Rate	4.4% - 21.5%	9.5%
			Revenue CAGR	-4.4% - 41.7%	6.5%
			Exit Multiple - EBITDA	1.0x - 19.1x	9.7x
			Exit Capitalization Rate	2.0% - 19.1%	6.8%
	996,199	Transaction Price	N/A	N/A	N/A
	13,793	Third Party Pricing	N/A	N/A	N/A
	682	Other	N/A	N/A	N/A

Debt Instruments	9,570	Discounted Cash Flows	Discount Rate	8.8% - 24.7%	16.1%
			Revenue CAGR	4.7% - 6.8%	5.0%
			Exit Multiple - EBITDA	5.9x - 11.3x	11.0x
			Exit Capitalization Rate	1.0% - 12.4%	9.3%
			Default Rate	2%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	95,542	Third Party Pricing	N/A	N/A	N/A
	686	Transaction Price	N/A	N/A	N/A
	172	Market Comparable Companies	EBITDA Multiple	6.6x - 7.9x	6.6x

Assets of Consolidated CLO Vehicles	318,636	Third Party Pricing	N/A	N/A	N/A
	290,658	Market Comparable Companies	EBITDA Multiple	3.8x - 15.0x	6.1x
	3,826	Discounted Cash Flows	Discount Rate	8.0%	N/A

Total Investments of Consolidated Blackstone Funds	3,498,033

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

Since December 31, 2014, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2015				2014
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$3,498,033	$40,397	$202,263	$3,740,693	$3,358,752	$137,788	$58,598	$3,555,138
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	—	276,806	—	—	276,806
Transfer In (Out) Due to Deconsolidation	—	—	—	—	(83,867)	—	—	(83,867)
Transfer In to Level III (b)	129,848	—	26,930	156,778	195,607	—	3,679	199,286
Transfer Out of Level III (b)	(202,401)	—	(22,684)	(225,085)	(244,308)	—	(1,009)	(245,317)
Purchases	288,222	6,186	24,933	319,341	159,613	81,241	77,637	318,491
Sales	(147,181)	(4,071)	(35,352)	(186,604)	(290,782)	(156,719)	(4,067)	(451,568)
Settlements	—	(1,144)	(103)	(1,247)	—	(1,170)	(155)	(1,325)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income	10,054	(677)	(9,400)	(23)	17,015	—	102	17,117

Balance, End of Period	$3,576,575	$40,691	$186,587	$3,803,853	$3,388,836	$61,140	$134,785	$3,584,761

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$29,891	$(806)	$1,514	$30,599	$23,986	$433	$2,126	$26,545

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2015			2014
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,448,352	$348,752	$6,797,104	$8,302,572	$610,435	$8,913,007
Transfer In Due to Consolidation and Acquisition (a)	—	—	—	472,019	86,182	558,201
Transfer Out to Deconsolidation	—	—	—	(639,091)	(39,798)	(678,889)
Issuances	888,960	42,199	931,159	—	—	—
Settlements	(266,317)	—	(266,317)	(388,987)	(110)	(389,097)
Changes in (Gains) Losses Included in Earnings and Other Comprehensive Income	(483,041)	(45,158)	(528,199)	2,538	—	2,538

Balance, End of Period	$6,587,954	$345,793	$6,933,747	$7,749,051	$656,709	$8,405,760

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$(26,169)	$19,698	$(6,471)	$46,472	$(37,521)	$8,951

(a)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities, the acquisition of management contracts and the Harbourmaster acquisition.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.

9.	VARIABLE INTEREST ENTITIES

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

	March 31, 2015	December 31, 2014
Investments	$813,764	$776,079
Accounts Receivable	103,400	125,316
Due from Affiliates	45,788	53,751

Total VIE Assets	962,952	955,146
Due to Affiliates	94	108
Accounts Payable, Accrued Expenses and Other Liabilities	44	124
Potential Clawback Obligation	245,651	206,725

Maximum Exposure to Loss	$1,208,741	$1,162,103

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2015, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $79.3 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $79.3 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $110.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2014, the Partnership pledged securities with a carrying value of $44.8 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of March 31, 2015:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$2,406	$1,645	$—	$761
Reverse Repurchase Agreements	79,628	79,350	—	278

Total	$82,034	$80,995	$—	$1,039

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$408	$—	$—	$408
Freestanding Derivatives	12,058	1,645	8,244	2,169
Repurchase Agreements	87,085	86,616	469	—

Total	$99,551	$88,261	$8,713	$2,577

The following tables present the offsetting of assets and liabilities as of December 31, 2014:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$523	$—	$—	$523
Freestanding Derivatives	3,290	1,132	352	1,806

Total	$3,813	$1,132	$352	$2,329

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$8,653	$1,132	$7,424	$97
Repurchase Agreements	29,907	29,438	469	—

Total	$38,560	$30,570	$7,893	$97

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31, 2015	December 31, 2014
Furniture, Equipment and Leasehold Improvements, Net	$132,448	$135,740
Prepaid Expenses	220,192	102,503
Other Assets	102,998	96,501
Freestanding Derivatives	2,406	3,290
Net Investment Hedges	—	523

	$458,044	$338,557

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has entered into a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2015, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.1 billion, which was fully offset with an accompanying overdraft.

12.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Condensed Consolidated Statements of Financial Condition, were:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$623,121	$694,044	$625,111	$684,158
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$398,753	$472,400	$398,710	$462,360
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$393,960	$445,680	$393,805	$436,240
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$239,897	$320,900	$239,864	$307,125
Blackstone Issued 5.000%, $500 Million Par, Notes Due 6/15/2044	$493,039	$544,900	$493,013	$527,500

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2015				December 31, 2014
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$6,705,220	1.52%		3.3	$6,594,266	1.27%		3.8
Subordinated Notes	724,839	(a	)	N/A	740,050	(a	)	N/A

	$7,430,059				$7,334,316

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2015			December 31, 2014
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,587,954	$—	$—	$6,448,352	$2,500	$2,504
Subordinated Notes	$345,793	$34,200	$23,543	$348,752	$24,200	$14,377

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2015 and December 31, 2014, the fair value of the consolidated CLO assets was $8.2 billion and $8.0 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of March 31, 2015 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2015	$—	$4,483	$4,483
2016	—	—	—
2017	—	476,498	476,498
2018	—	—	—
2019	585,000	—	585,000
Thereafter	1,550,000	6,953,562	8,503,562

Total	$2,135,000	$7,434,543	$9,569,543

13.	INCOME TAXES

Blackstone’s effective tax rate was 6.3% and 7.6% for the three months ended March 31, 2015 and 2014, respectively. Blackstone’s income tax provision was $99.3 million and $54.1 million for the three months ended March 31, 2015 and 2014, respectively.

Blackstone’s effective tax rate for the three months ended March 31, 2015 and 2014 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three months ended March 31, 2015 and March 31, 2014 was calculated as follows:

	Three Months Ended March 31,
	2015	2014
Net Income Attributable to The Blackstone Group L.P.	$629,448	$265,617

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	625,276,969	601,527,299

Basic Net Income Per Common Unit	$1.01	$0.44

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	625,276,969	601,527,299
Weighted-Average Unvested Deferred Restricted Common Units	5,955,072	4,141,865

Weighted-Average Diluted Common Units Outstanding	631,232,041	605,669,164

Diluted Net Income Per Common Unit	$1.00	$0.44

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted-Average Blackstone Holdings Partnership Units	548,837,150	549,327,240

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

During the three month periods ended March 31, 2015 and 2014, no units were repurchased. As of March 31, 2015, the amount remaining available for repurchases under this program was $335.8 million.

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s initial public offering (“IPO”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2015, the Partnership had the ability to grant 165,943,809 units under the Equity Plan.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2015 and March 31, 2014, the Partnership recorded compensation expense of $272.3 million and $194.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $23.6 million and $7.2 million, respectively. As of March 31, 2015, there was $1.3 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.8 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,182,828,470 as of March 31, 2015. Total outstanding unvested phantom units were 1,638 as of March 31, 2015.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2015 and of changes during the period January 1, 2015 through March 31, 2015 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	33,498,237	$26.19	17,569,372	$16.95	1,455	$31.95
Granted	19,874,298	37.86	3,661,263	33.69	998	33.83
Vested	(1,697,202)	27.17	(3,656,555)	14.01	(815)	32.62
Forfeited	43,916	25.17	(77,371)	12.62	—	—

Balance, March 31, 2015	51,719,249	$30.64	17,496,709	$21.09	1,638	$32.76

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2015, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	44,918,574	3.2
Deferred Restricted Blackstone Common Units	14,948,369	2.2

Total Equity-Based Awards	59,866,943	2.9

Phantom Units	1,289	2.5

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $2.6 million.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	March 31, 2015	December 31, 2014
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$2,199	$2,518
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	251,424	237,341
Amounts Due from Portfolio Companies and Funds	340,897	372,820
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	36,254	32,020
Management and Performance Fees Due from Non-Consolidated Funds	339,616	355,657
Payments Made on Behalf of Non-Consolidated Entities	161,141	111,796
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	14,477	16,256

	$1,146,008	$1,128,408

	March 31, 2015	December 31, 2014
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,198,155	$1,234,890
Accrual for Potential Repayment of Previously Received Performance Fees	3,369	3,889
Due to Note Holders of Consolidated CLO Vehicles	23,543	16,881
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	18,281	21,266
Payable to Affiliates for Consolidated Funds	20,807	22,447
Distributions Received on Behalf of Blackstone Entities	182,893	176,304
Payments Made by Non-Consolidated Entities	13,314	14,411

	$1,460,362	$1,490,088

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2015 and December 31, 2014, such investments aggregated $1.0 billion and $1.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $53.1 million and $44.9 million for the three months ended March 31, 2015 and 2014, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $47.8 million and $74.0 million for the three months ended March 31, 2015 and 2014, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $2.0 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2015. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

In addition, on occasion, certain of Blackstone’s executive officers and employee directors and their families may make use of aircraft owned by Blackstone or in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Any such personal use of Blackstone assets is charged to the executive officer or employee director based on market rates and usage. Personal use of Blackstone resources is also reimbursed to Blackstone based on market rates.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $370.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $1.6 billion of investment commitments as of March 31, 2015 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $27.8 million as of March 31, 2015 which includes $11.6 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $8.3 million as of March 31, 2015.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Blackstone Holdings Partnerships provide a guarantee to a lending institution for certain loans held by employees for investment in Blackstone Funds. The amount guaranteed as of March 31, 2015 was $89.7 million. Blackstone Group International Partners LLP (“BGIP”) provides a guarantee to the same lending institution for loans held by its members for their capital contributions to BGIP. The amount guaranteed as of March 31, 2015 was $18.8 million.

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

The following table presents the clawback obligations by segment:

	March 31, 2015			December 31, 2014
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Real Estate	$130	$1,460	$1,590	$130	$1,647	$1,777
Credit	1,040	739	1,779	1,241	871	2,112

Total	$1,170	$2,199	$3,369	$1,371	$2,518	$3,889

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2015, $496.1 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Credit — Blackstone’s Credit segment, which principally includes GSO Capital Partners LP (“GSO”), manages credit-focused products within private and public debt market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments as of and for the three months ended March 31, 2015 and 2014:

	March 31, 2015 and the Three Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$108,383	$152,348	$130,637	$125,029	$—	$516,397
Advisory Fees	—	—	—	—	84,238	84,238
Transaction and Other Fees, Net	20,359	15,216	25	1,457	16	37,073
Management Fee Offsets	(4,949)	(4,866)	(280)	(7,850)	—	(17,945)

Total Management and Advisory Fees, Net	123,793	162,698	130,382	118,636	84,254	619,763

Performance Fees
Realized
Carried Interest	382,978	811,249	—	13,367	—	1,207,594
Incentive Fees	—	723	10,516	18,431	—	29,670
Unrealized
Carried Interest	566,822	(181,019)	—	(11,951)	—	373,852
Incentive Fees	—	6,069	47,427	9,124	—	62,620

Total Performance Fees	949,800	637,022	57,943	28,971	—	1,673,736

Investment Income (Loss)
Realized	44,816	71,344	(10,375)	2,237	(230)	107,792
Unrealized	31,487	37,510	4,483	6,887	1,482	81,849

Total Investment Income (Loss)	76,303	108,854	(5,892)	9,124	1,252	189,641
Interest and Dividend Revenue	7,617	9,997	3,949	5,651	3,237	30,451
Other	(1,825)	(3,977)	(1,607)	3,493	(956)	(4,872)

Total Revenues	1,155,688	914,594	184,775	165,875	87,787	2,508,719

Expenses
Compensation and Benefits Compensation	70,089	84,834	56,104	49,877	68,934	329,838
Performance Fee Compensation
Realized
Carried Interest	39,482	246,496	—	6,270	—	292,248
Incentive Fees	—	356	3,470	8,401	—	12,227
Unrealized
Carried Interest	178,120	(98,084)	—	(5,656)	—	74,380
Incentive Fees	—	2,575	15,651	6,735	—	24,961

Total Compensation and Benefits	287,691	236,177	75,225	65,627	68,934	733,654

Other Operating Expenses	38,755	40,143	21,206	21,836	21,342	143,282

Total Expenses	326,446	276,320	96,431	87,463	90,276	876,936

Economic Income (Loss)	$829,242	$638,274	$88,344	$78,412	$(2,489)	$1,631,783

Segment Assets	$6,754,805	$7,916,836	$1,533,776	$2,563,449	$869,846	$19,638,712

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2014
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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$2,508,719	$(15,139)(a)	$2,493,580	$1,508,819	$17,849(a)	$1,526,668
Expenses	$876,936	$272,014(b)	$1,148,950	$683,573	$204,278(b)	$887,851
Other Income	$—	$238,972(c)	$238,972	$—	$70,155(c)	$70,155
Economic Income	$1,631,783	$(48,181)(d)	$1,583,602	$825,246	$(116,274)(d)	$708,972
Total Assets	$19,638,712	$12,767,889(e)	$32,406,601	$16,458,341	$13,570,204(e)	$30,028,545

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2015	2014
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$15,067	$(17,878)
Fund Expenses Added in Consolidation	15,748	(746)
Non-Controlling Interests in Income of Consolidated Entities	209,580	89,753
Transaction-Related Other Loss	(1,423)	(974)

Total Consolidation Adjustments and Reconciling Items	$238,972	$70,155

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2015	2014
Economic Income	$1,631,783	$825,246

Adjustments
Amortization of Intangibles	(25,899)	(29,003)
IPO and Acquisition-Related Charges	(231,862)	(177,024)
Non-Controlling Interests in Income of Consolidated Entities	209,580	89,753

Total Consolidation Adjustments and Reconciling Items	(48,181)	(116,274)

Income Before Provision for Taxes	$1,583,602	$708,972

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

19.	SUBSEQUENT EVENTS

On April 27, 2015, Blackstone Holdings Finance Co. L.L.C., an indirect subsidiary of the Partnership, issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2015
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,135,472	$—	$—	$1,135,472
Cash Held by Blackstone Funds and Other	544,326	1,425,295	—	1,969,621
Investments	12,493,451	11,583,913	(1,181,110)	22,896,254
Accounts Receivable	465,202	793,835	—	1,259,037
Reverse Repurchase Agreements	79,628	—	—	79,628
Due from Affiliates	1,105,352	627,078	(586,422)	1,146,008
Intangible Assets, Net	434,033	—	—	434,033
Goodwill	1,787,392	—	—	1,787,392
Other Assets	352,744	105,300	—	458,044
Deferred Tax Assets	1,241,112	—	—	1,241,112

Total Assets	$19,638,712	$14,535,421	$(1,767,532)	$32,406,601

Liabilities and Partners’ Capital
Loans Payable	$2,148,770	$6,914,720	$—	$9,063,490
Due to Affiliates	1,240,287	1,294,811	(1,074,736)	1,460,362
Accrued Compensation and Benefits	2,432,830	—	—	2,432,830
Securities Sold, Not Yet Purchased	79,370	82,741	—	162,111
Repurchase Agreements	48,225	38,860	—	87,085
Accounts Payable, Accrued Expenses and Other Liabilities	442,986	803,753	—	1,246,739

Total Liabilities	6,392,468	9,134,885	(1,074,736)	14,452,617

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,510,047	—	2,510,047

Partners’ Capital
Partners’ Capital	7,397,731	692,772	(693,541)	7,396,962
Appropriated Partners’ Capital	—	103,838	—	103,838
Accumulated Other Comprehensive Income (Loss)	(43,787)	1,028	745	(42,014)
Non-Controlling Interests in Consolidated Entities	1,311,959	2,092,851	—	3,404,810
Non-Controlling Interests in Blackstone Holdings	4,580,341	—	—	4,580,341

Total Partners’ Capital	13,246,244	2,890,489	(692,796)	15,443,937

Total Liabilities and Partners’ Capital	$19,638,712	$14,535,421	$(1,767,532)	$32,406,601

continued…

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,412,472	$—	$—	$1,412,472
Cash Held by Blackstone Funds and Other	348,957	1,459,135	—	1,808,092
Investments	12,123,708	11,835,242	(1,193,361)	22,765,589
Accounts Receivable	364,927	194,394	—	559,321
Due from Affiliates	1,060,831	723,285	(655,708)	1,128,408
Intangible Assets, Net	458,833	—	—	458,833
Goodwill	1,787,392	—	—	1,787,392
Other Assets	290,273	48,284	—	338,557
Deferred Tax Assets	1,252,230	—	—	1,252,230

Total Assets	$19,099,623	$14,260,340	$(1,849,069)	$31,510,894

Liabilities and Partners’ Capital
Loans Payable	$2,150,503	$6,787,135	$—	$8,937,638
Due to Affiliates	1,289,552	1,350,911	(1,150,375)	1,490,088
Accrued Compensation and Benefits	2,439,257	—	—	2,439,257
Securities Sold, Not Yet Purchased	—	85,878	—	85,878
Repurchase Agreements	—	29,907	—	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	430,712	763,867	—	1,194,579

Total Liabilities	6,310,024	9,017,698	(1,150,375)	14,177,347

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,441,854	—	2,441,854

Partners’ Capital
Partners’ Capital	6,999,830	698,694	(698,694)	6,999,830
Appropriated Partners’ Capital	—	81,301	—	81,301
Accumulated Other Comprehensive Income (Loss)	(21,932)	1,068	—	(20,864)
Non-Controlling Interests in Consolidated Entities	1,395,631	2,019,725	—	3,415,356
Non-Controlling Interests in Blackstone Holdings	4,416,070	—	—	4,416,070

Total Partners’ Capital	12,789,599	2,800,788	(698,694)	14,891,693

Total Liabilities and Partners’ Capital	$19,099,623	$14,260,340	$(1,849,069)	$31,510,894

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone AG Investment Partners L.P.

Blackstone Distressed Securities Fund L.P.

Blackstone Market Opportunities Fund L.P.

Blackstone Real Estate Partners VI.C — ESH L.P.

Blackstone Real Estate Special Situations Fund L.P.

Blackstone Real Estate Special Situations Offshore Fund Ltd.

Blackstone Strategic Alliance Fund II L.P.

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Capital Holdings B L.P.

Blackstone Strategic Capital Holdings L.P.

Blackstone Strategic Equity Fund L.P.

Blackstone Value Recovery Fund L.P.

Blackstone/GSO Loan Financing Limited

Blackstone/GSO Secured Trust Ltd.

BREP Edens Investment Partners L.P.

BSSF I AIV L.P.

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

•

Credit. Our Credit segment is comprised principally of GSO Capital Partners LP (“GSO”), a global leader in managing credit-focused products within private and public debt market strategies. GSO’s products include senior credit-focused funds, distressed debt funds, mezzanine funds, general credit-focused funds, registered investment companies, separately managed accounts and collateralized loan obligation (“CLO”) vehicles.

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

Overall global equity indices were flat in the first quarter of 2015, although there was significant variance across regions. In the U.S., the S&P 500 Index ended the quarter flat, but was characterized by higher levels of volatility, as investor sentiment was impacted by concerns around potential monetary policy tightening and the negative impact to corporate earnings from a stronger U.S. dollar. While the U.S. dollar strengthened against most major currencies during the quarter, most notably it appreciated 11% versus the euro due to the European Central Bank’s announcement of a larger-than-expected quantitative easing program, designed to accelerate the economic recovery in the Eurozone and stem deflationary pressures. European equity markets rose significantly as a result, with one of the largest quarterly increases on record.

Credit markets rose modestly in the first quarter, and leveraged lending remained widely available across regions. High yield spreads were stable in the quarter and base rates in the U.S. remained at historically low levels. Both global equity capital markets and merger and acquisition activity increased sharply year-over-year, supporting a constructive environment for transaction activity generally.

The global real estate investment environment is generally characterized by limited new supply and moderate levels of debt capital. In the U.S., construction starts remain at only 1.1% of stock, meaningfully below historic levels. This, along with a strengthening economy, suggests improving supply and demand fundamentals. Real estate debt markets in the U.S. have recovered, with first quarter 2015 commercial mortgage-backed securities issuance of $26 billion, up 33% compared to the first quarter of 2014, but still well below 2007 levels. Although Europe has experienced a recent inflow of capital through foreign investment and the European Central Bank’s quantitative easing program, new construction still remains well below pre-crisis levels, as the lending market has only recently reopened. In Asia, economic growth expectations in India have increased while growth in China has moderated. However, both markets continue to experience robust demand. Ongoing capital market dislocation across emerging markets in Asia has provided minimal liquidity for real estate owners and reduced financing for new construction, providing an opportunity for private real estate investment.

Significant Transactions

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

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

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Critical Accounting Policies — Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from EI, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) realized and unrealized gains (losses) from other investments. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) non-interest operating expenses. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of Fee Related Earnings.

Effective January 1, 2015, Blackstone redefined Fee Related Earnings to exclude Interest Income and Dividend Revenue, Interest Expense and Investment Income (Loss) — Blackstone Treasury Cash Management Strategies.

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

As a result of the redefinition of Fee Related Earnings noted above, effective January 1, 2015, Distributable Earnings has been redefined to exclude Unrealized Investment Income (Loss)—Blackstone Treasury Cash Management Strategies.

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

Summary Walkdown of GAAP to Non-GAAP Financial Metrics

The relationship of our GAAP to non-GAAP financial measures is presented in the summary walkdown below. The summary walkdown shows how each non-GAAP financial measure is related to the other non-GAAP financial measures. This presentation is not meant to be a detailed calculation of each measure, but to show the relationship between the measures. For the calculation of each of these non-GAAP financial measures and a full reconciliation of Income Before Provision for Taxes to Distributable Earnings, please see “— Liquidity and Capital Resources —Sources of Liquidity.”

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2015 and 2014. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%

Revenues
Management and Advisory Fees, Net	$603,498	$573,160	$30,338	5%

Performance Fees
Realized
Carried Interest	1,206,425	333,623	872,802	262%
Incentive Fees	27,992	43,794	(15,802)	-36%
Unrealized
Carried Interest	374,481	330,394	44,087	13%
Incentive Fees	61,860	64,233	(2,373)	-4%

Total Performance Fees	1,670,758	772,044	898,714	116%

Investment Income
Realized	187,710	153,026	34,684	23%
Unrealized	15,771	13,500	2,271	17%

Total Investment Income	203,481	166,526	36,955	22%

Interest and Dividend Revenue	21,499	14,069	7,430	53%
Other	(5,656)	869	(6,525)	N/M

Total Revenues	2,493,580	1,526,668	966,912	63%

Expenses
Compensation and Benefits Compensation	559,559	485,351	74,208	15%
Performance Fee Compensation
Realized
Carried Interest	292,248	149,398	142,850	96%
Incentive Fees	12,227	23,635	(11,408)	-48%
Unrealized
Carried Interest	74,380	40,730	33,650	83%
Incentive Fees	24,961	23,531	1,430	6%

Total Compensation and Benefits	963,375	722,645	240,730	33%
General, Administrative and Other	130,973	135,554	(4,581)	-3%
Interest Expense	31,370	24,667	6,703	27%
Fund Expenses	23,232	4,985	18,247	366%

Total Expenses	1,148,950	887,851	261,099	29%

Other Income
Net Gains from Fund Investment Activities	238,972	70,155	168,817	241%

Income Before Provision for Taxes	1,583,602	708,972	874,630	123%
Provision for Taxes	99,344	54,097	45,247	84%

Net Income	1,484,258	654,875	829,383	127%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	56,358	45,792	10,566	23%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	153,222	43,961	109,261	249%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	645,230	299,505	345,725	115%

Net Income Attributable to The Blackstone Group L.P.	$629,448	$265,617	$363,831	137%

N/M	Not meaningful.

Revenues

Total Revenues were $2.5 billion for the three months ended March 31, 2015, an increase of $966.9 million compared to Total Revenues for the three months ended March 31, 2014 of $1.5 billion. The increase in revenues was primarily attributable to an increase in Performance Fees of $898.7 million.

The increase in Performance Fees was primarily attributable to increases in our Private Equity and Real Estate segments of $662.9 million and $299.4 million, respectively, offset by a decrease in our Credit segment of $67.6 million. The increase in Private Equity was principally due to appreciation of 6.4% in the quarter on strong operating performance, particularly in BCP V, which generated a net return of 7.3% for the quarter. Also contributing to the increase were realizations in several investments including Catalent, Pinnacle Foods and Michaels in BCP V and Merlin in BCP IV. The increase in Real Estate was due to appreciation in the opportunistic Real Estate funds’ carrying value of 8.2% for the quarter. The decrease in Credit was due to challenging market conditions for lower rated credits in our hedge fund strategies business and a lower rate of appreciation in our rescue lending business.

Expenses

Expenses were $1.1 billion for the three months ended March 31, 2015, an increase of $261.1 million compared to $887.9 million for the three months ended March 31, 2014. The increase in expenses was primarily attributable to an increase in Total Compensation and Benefits of $240.7 million. The increase in Total Compensation and Benefits was primarily attributable to an increase in Performance Fee Revenue, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business.

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

Other Income — Net Gains from Fund Investment Activities was $239.0 million for the three months ended March 31, 2015, an increase of $168.8 million compared to $70.2 million for the three months ended March 31, 2014. The increase was attributable to consolidated Credit and Real Estate funds of $125.3 million and $61.6 million, respectively, offset by decreases attributable to consolidated Hedge Fund funds of $20.1 million. The increase attributable to the consolidated Credit funds was primarily driven by lower valuations on the liabilities of the consolidated CLO vehicles, which led to unrealized gains. The increase attributable to the consolidated Real Estate funds was principally due to valuation increases resulting from improving operating fundamentals for certain of the funds. The decrease attributable to consolidated Hedge Fund Solutions funds was primarily the result of a decrease in investment performance from certain consolidated funds.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended March 31, 2015 and 2014 was $99.3 million and $54.1 million, respectively. This resulted in an effective tax rate of 6.3% and 7.6%, respectively, based on our Income Before Provision for Taxes of $1.6 billion and $709.0 million, respectively.

One principal factor contributed to the 1.3% decrease in the effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Pre-tax income of $1.3 billion and $567.8 million for the three month periods ended March 31, 2015 and the three months ended March 31, 2014, respectively, that was passed through to common unitholders was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 1.2% decrease in the effective tax rate between the respective three month periods.

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

For the three months ended March 31, 2015 and 2014, the net income before taxes allocated to Blackstone Holdings was 47.1% and 48.5%, respectively. The decrease of 1.4% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2015 and 2014. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:    Totals in graph may not add due to rounding.

	Three Months Ended
	March 31, 2015					March 31, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739
Inflows, including Commitments (a)	7,646,742	1,444,415	3,070,649	3,923,890	16,085,696	382,705	3,306,774	2,367,630	3,830,198	9,887,307
Outflows, including Distributions (b)	(985,379)	(32,658)	(1,266,495)	(1,971,510)	(4,256,042)	(342,462)	(91,340)	(607,622)	(870,802)	(1,912,226)
Realizations (c)	(1,246,718)	(2,494,304)	(21,342)	(775,938)	(4,538,302)	(1,579,072)	(572,763)	(187,564)	(1,648,271)	(3,987,670)

Net Inflows (Outflows)	5,414,645	(1,082,547)	1,782,812	1,176,442	7,291,352	(1,538,829)	2,642,671	1,572,444	1,311,125	3,987,411
Market Appreciation (Depreciation) (d)	37,399	(697,274)	914,128	(725,704)	(471,451)	89,042	55,360	1,133,076	352,976	1,630,454

Balance, End of Period (e)	$49,342,211	$50,783,247	$64,114,498	$59,271,744	$223,511,700	$41,150,728	$53,490,834	$55,571,357	$53,386,685	$203,599,604

Increase (Decrease)	$5,452,044	$(1,779,821)	$2,696,940	$450,738	$6,819,901	$(1,449,787)	$2,698,031	$2,705,520	$1,664,101	$5,617,865
Increase (Decrease)	12%	-3%	4%	1%	3%	-3%	5%	5%	3%	3%

	Three Months Ended
	March 31, 2015					March 31, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$73,073,252	$80,863,187	$63,585,671	$72,858,960	$290,381,070	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630
Inflows, including Commitments (a)	2,870,494	18,361,132	3,083,236	6,124,417	30,439,279	2,105,664	2,406,802	2,287,010	3,395,901	10,195,377
Outflows, including Distributions (b)	(25,357)	(168,303)	(1,274,747)	(2,273,272)	(3,741,679)	(167,798)	(579,900)	(612,259)	(901,672)	(2,261,629)
Realizations (c)	(3,313,818)	(9,154,899)	(25,808)	(1,006,319)	(13,500,844)	(4,682,235)	(2,046,265)	(275,888)	(2,271,798)	(9,276,186)

Net Inflows (Outflows)	(468,681)	9,037,930	1,782,681	2,844,826	13,196,756	(2,744,369)	(219,363)	1,398,863	222,431	(1,342,438)
Market Appreciation (Depreciation) (d)	3,722,618	2,884,541	1,010,556	(744,252)	6,873,463	3,212,283	2,142,137	1,206,333	769,638	7,330,391

Balance, End of Period (e)	$76,327,189	$92,785,658	$66,378,908	$74,959,534	$310,451,289	$66,142,945	$81,333,562	$58,262,659	$66,006,417	$271,745,583

Increase	$3,253,937	$11,922,471	$2,793,237	$2,100,574	$20,070,219	$467,914	$1,922,774	$2,605,196	$992,069	$5,987,953
Increase	4%	15%	4%	3%	7%	1%	2%	5%	2%	2%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of March 31, 2015 included $196.9 million and $251.5 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $223.5 billion at March 31, 2015, an increase of $6.8 billion, compared to $216.7 billion at December 31, 2014. The net increase was due to:

•	Inflows of $16.1 billion related to:

•

$7.6 billion in our Private Equity segment primarily due to $4.4 billion raised in our Blackstone Energy Partners (“BEP”) II fund and $3.0 billion due to the commencement of the investment period of the second vintage of the Tactical Opportunities strategies,

•

$3.9 billion in our Credit segment principally due to new CLOs ($1.0 billion raised in the U.S. and $431.2 million in Europe), Business Development Companies (“BDCs”) ($765.1 million), hedge fund strategies ($366.1 million) and carry funds ($762.0 million),

•

$3.1 billion in our Hedge Fund Solutions segment mainly related to customized solutions ($1.3 billion), commingled products ($368.8 million), specialized solutions ($936.0 million) and individual investor solutions ($475.5 million), and

•	$1.4 billion in our Real Estate segment primarily related to $1.0 billion raised in our BPP funds and $193.1 million raised for BREP Europe IV.

Offsetting these increases were:

•	Realizations of $4.5 billion driven by:

•	$2.5 billion in our Real Estate segment primarily from BREP VI ($1.3 billion), BREP V ($352.6 million) and BREDS ($512.6 million),

•

$1.2 billion in our Private Equity segment that were primarily from BCP IV, BCP V and Tactical Opportunities public and strategic dispositions including Merlin, Catalent, Pinnacle, Michaels Stores, Bayview Asset Management and Milestone, and Strategic Partners realizations, and

•

$775.9 million in our Credit segment primarily due to $529.6 million of capital returned to CLO investors from CLOs that are post their re-investment periods and $227.4 million returned in Carry Funds.

•	Outflows of $4.3 billion primarily attributable to:

•	$2.0 billion in our Credit segment primarily from our BDCs ($256.0 million), long only separately managed accounts ($1.2 billion) and hedge fund strategies ($227.2 million), and

•	$1.3 billion in our Hedge Fund Solutions segment driven by investors’ liquidity needs and certain strategic shifts in their programs.

•	Market appreciation of $725.7 million principally due to solid returns from core funds in our Hedge Fund Solutions segment.

BAAM had net inflows of $1.7 billion from April 1 through May 1, 2015.

Blackstone expects to complete the first closings for its seventh global private equity fund in the second quarter. The fund expects to have received approximately $17 billion in commitments at that time and is subject to a hard cap of $17.5 billion (which excludes Blackstone’s general partner commitment and management fees payable by limited partners).

Fee-Earning Assets Under Management were $203.6 billion at March 31, 2014, an increase of $5.6 billion, compared to $198.0 billion at December 31, 2013. The net increase was due to:

•	Inflows of $9.9 billion related to:

•

$3.8 billion in our Credit segment principally related to $1.1 billion raised in our hedge fund strategies funds, $859.5 million of capital raised for our BDCs and $812.0 million raised due to the closing of a new European CLO,

•

$3.3 billion in our Real Estate segment primarily related to $1.3 billion raised for BREP Europe IV, $916.4 million raised and/or invested across our BREDS funds and $245.0 million raised for our first Asian fund,

•	$2.4 billion in our Hedge Fund Solutions segment mainly related to growth in its commingled products and customized products, and

•	$382.7 million in our Private Equity segment primarily due to the inclusion of additional fee generating assets for our Tactical Opportunities accounts.

•	Market appreciation of $1.6 billion principally due to solid returns from core funds in our Hedge Fund Solutions segment.

Offsetting these increases were:

•	Realizations of $4.0 billion driven by:

•

$1.6 billion in our Credit segment primarily due to $1.1 billion of capital returned to CLO investors from CLOs that are post their re-investment periods and $559.5 million returned across our Mezzanine and Rescue Lending funds,

•	$1.6 billion in our Private Equity segment that were primarily from our BCP V fund, including three public market dispositions and three strategic sales, and

•	$572.8 million in our Real Estate segment primarily from sales of office assets in BREP.

•	Outflows of $1.9 billion primarily attributable to:

•	$870.8 million in our Credit segment primarily from our BDCs and separately managed accounts, and

•	$607.6 million in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners.

Total Assets Under Management

Total Assets Under Management were $310.5 billion at March 31, 2015, an increase of $20.1 billion, compared to $290.4 billion at December 31, 2014. The net increase was due to:

•	Inflows of $30.4 billion primarily related to:

•	$18.4 billion in our Real Estate segment primarily due to fundraising for the eighth global opportunistic fund ($14.5 billion) and the BPP funds ($1.6 billion),

•

$6.1 billion in our Credit segment primarily due to $702.1 million raised in hedge fund strategies funds, $765.1 million of capital raised for our BDCs, $2.4 billion for our carry funds and $1.4 billion raised due to the closing of three new CLOs,

•

$3.1 billion in our Hedge Fund Solutions segment primarily related to growth of customized strategies, an additional close in the general partner interests vehicle bringing total commitments to $3.0 billion through March 31, 2015, and continued diversification of the platform, and

•

$2.9 billion in our Private Equity segment primarily related to fundraising for the second vintage of the Tactical Opportunities strategies ($2.4 billion), BEP II ($364.9 million) and Strategic Partners ($100.0 million).

•	Market appreciation of $6.9 billion primarily due to:

•	$3.7 billion in our Private Equity segment primarily due to BCP V appreciation of 12.0% driven by public holdings including the IPO of Summit Materials,

•

$2.9 billion in our Real Estate segment due to 8.2% appreciation in opportunistic funds driven by strong operating fundamentals in the BREP private portfolio (up 5% or $2.1 billion) and public portfolio appreciation (up 15% or $2.2 billion), and

•	$1.0 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite up 2.7% gross (2.5% net).

Offsetting these increases were:

•	Realizations of $13.5 billion driven by:

•	$9.2 billion in our Real Estate segment primarily due to record realization activity in the quarter with 79% of realizations generated from BREP V, VI and VII,

•	$3.3 billion in our Private Equity segment primarily due to BCP IV ($644.8 million), BCP V ($1.8 billion), Tactical Opportunities ($331.7 million) and Strategic Partners ($331.5 million), and

•	$1.0 billion in our Credit segment primarily due to $559.4 million of capital returned to CLO investors from CLOs that are post their re-investment periods and $446.8 million returned in Carry Funds.

•	Outflows of $3.7 billion primarily attributable to:

•	$2.3 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$1.3 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

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

•

$2.3 billion in our Hedge Fund Solutions segment, primarily related to growth in its commingled products and customized products and a second close on the general partner interests vehicle ($1.4 billion of total commitments through March 31, 2014), and

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

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:	Totals in graph may not add due to rounding.

	Three Months Ended March 31,		2015 vs. 2014
	2014	2015	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$2,029,019	$2,374,599	$345,580	17%
Real Estate	1,692,232	1,443,163	(249,069)	-15%
Hedge Fund Solutions	167,170	133,351	(33,819)	-20%
Credit	580,106	814,423	234,317	40%

Total	$4,468,527	$4,765,536	$297,009	7%

Limited Partner Capital Invested was $4.8 billion for the three months ended March 31, 2015, an increase of $297.0 million, or 7%, from $4.5 billion for the three months ended March 31, 2014. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative size and timing of investment closings within those segments. Our Private Equity segment deployed capital at a greater rate during the three months ended March 31, 2015 than in the three months ended March 31, 2014 due to the timing of investment closings. Our Real Estate segment deployed capital at a slower rate during the three months ended March 31, 2015 than in the three months ended March 31, 2014. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed for the three months ended March 31, 2015 was higher than for the three months ended March 31, 2014 due to greater investment opportunities in Europe.

The following presents the committed undrawn capital available for investment (“dry powder”) for the respective periods:

Note:	Totals may not add due to rounding. Amounts are as of March 31 for each of the periods indicated.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of March 31, 2015 and 2014. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	March 31,
	2015	2014
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$178	$437
BCP V Carried Interest	1,479	141
BCP VI Carried Interest	270	173
BEP Carried Interest	64	58
Tactical Opportunities Carried Interest	24	10
Strategic Partners Carried Interest	11	1
Other	1	—

Total Private Equity (a)	2,027	820

Real Estate
BREP IV Carried Interest	30	2
BREP V Carried Interest	652	623
BREP VI Carried Interest	1,109	1,284
BREP VII Carried Interest	527	358
BREP International I Carried Interest	1	2
BREP Europe III Carried Interest	201	117
BREP Europe IV Carried Interest	56	3
BREP Asia Carried Interest	30	8
BPP Carried Interest	14	—
BREDS Carried Interest	17	15
BREDS Incentive Fees	4	3
Asia Platform Incentive Fees	7	9

Total Real Estate (a)	2,648	2,424

Hedge Fund Solutions
Incentive Fees	40	56

Total Hedge Fund Solutions	40	56

Credit
Carried Interest	165	185
Incentive Fees	30	61

Total Credit	195	246

Total Blackstone
Carried Interest	4,829	3,417
Incentive Fees	81	129

Net Accrued Performance Fees	$4,910	$3,546

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of March 31, 2015.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2015:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,818	2.5x	3,256,818	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	244,522	1.1x	—	2,619,040	1.4x	2,863,562	1.3x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	223,589	2,498,337	1.4x	36%	18,651,078	3.2x	21,149,415	2.8x	45%	36%
BCP V (Dec 2005 / Jan 2011)	21,032,061	1,311,618	18,361,782	1.8x	61%	19,291,650	1.9x	37,653,432	1.9x	11%	9%
BCP VI (Jan 2011 / Jan 2017)	15,182,144	5,980,880	11,696,775	1.3x	16%	1,548,216	1.8x	13,244,991	1.4x	50%	14%
BEP (Aug 2011 / Aug 2017)	2,437,287	372,131	2,713,049	1.4x	24%	535,189	2.0x	3,248,238	1.4x	56%	29%
BEP II (Feb 2015 / Feb 2021)	4,864,865	4,864,865	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	58,614,472	12,952,381	35,514,465	1.6x	41%	56,828,417	2.3x	92,342,882	1.9x	22%	16%

Tactical Opportunities	8,858,500	5,128,542	4,232,095	1.1x	2%	980,853	1.4x	5,212,948	1.2x	27%	14%
Strategic Partners	16,693,422	4,553,811	6,549,585	1.6x	N/A	11,673,083	1.3x	18,222,668	1.4x	N/A	15%
Other Funds and Co-Invest (d)	1,621,886	169,977	1,187,250	1.1x	55%	103,859	1.7x	1,291,109	1.1x	N/A	N/A

Total Private Equity	$85,788,280	$22,804,711	$47,483,395	1.5x	32%	$69,586,212	2.0x	$117,069,607	1.8x	20%	16%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,612	2.1x	2,531,612	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,328,504	2.4x	3,328,504	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,053,344	0.9x	16%	3,619,482	2.2x	4,672,826	1.7x	48%	14%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	5,775,716	2.2x	11%	6,922,979	2.2x	12,698,695	2.2x	16%	12%
BREP VI (Feb 2007 / Aug 2011)	11,059,494	586,765	12,817,654	2.7x	62%	14,006,819	2.3x	26,824,473	2.5x	17%	15%
BREP VII (Aug 2011 / Feb 2017)	13,476,021	4,089,253	15,523,310	1.5x	2%	5,036,944	1.9x	20,560,254	1.6x	39%	26%
BREP VIII (Aug 2015 / Oct 2020)	14,556,000	14,556,000	—	N/A	N/A	—	N/A	—	N/A	N/A	N/A

Total Global Real Estate Funds	$50,072,096	$19,232,018	$35,170,024	1.9x	26%	$37,119,238	2.2x	$72,289,262	2.0x	23%	18%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€9,364	0.5x	—	€1,359,864	2.1x	€1,369,228	2.1x	25%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	54,198	1,681,289	1.5x	41%	567,022	1.8x	2,248,311	1.6x	12%	6%
BREP Europe III (Jun 2008 / Sep 2013)	3,204,714	525,539	4,307,781	1.8x	9%	1,149,471	2.5x	5,457,252	1.9x	32%	20%
BREP Europe IV (Sep 2013 / Mar 2019)	6,509,841	4,382,570	3,385,545	1.2x	—	247,017	1.3x	3,632,562	1.2x	40%	21%

Total Euro Real Estate Funds	€12,168,475	€4,962,307	€9,383,979	1.5x	11%	€3,323,374	2.1x	€12,707,353	1.6x	23%	14%

BREP Co-Investment (e)	$5,556,716	$—	$7,834,007	2.1x	67%	$4,357,984	2.3x	$12,191,991	2.2x	17%	18%
BREP Asia (Jun 2013 / Dec 2017)	5,076,119	3,111,174	2,347,061	1.2x	—	4,400	1.0x	2,351,461	1.2x	N/A	15%

Total Real Estate	$76,577,457	$27,712,904	$57,810,842	1.8x	27%	$45,894,528	2.2x	$103,705,370	1.9x	22%	17%

BPP	$5,063,701	$3,008,012	$2,449,050	1.2x	—	$—	N/A	$2,449,050	1.2x	N/A	N/A
BREDS (f)	$7,142,206	$2,092,436	$2,713,830	1.2x	—	$3,947,173	1.3x	$6,661,003	1.3x	13%	12%
Credit (g)
Mezzanine I (Jul 2007 / Jul 2012)	$2,000,000	$134,024	$841,926	1.7x	—	$3,999,712	1.6x	$4,841,638	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,590,229	2,588,856	1.2x	—	1,217,175	1.5x	3,806,031	1.3x	N/A	22%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	558,165	2,414,948	1.4x	—	3,397,415	1.4x	5,812,363	1.4x	N/A	14%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	3,797,864	1,727,755	1.2x	—	3,795	1.0x	1,731,550	1.2x	N/A	N/M

Total Credit	$14,498,143	$7,080,282	$7,573,485	1.3x	—	$8,618,097	1.5x	$16,191,582	1.4x	N/A	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2015 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest. Net IRRs for BREP Europe IV, BREP Asia and BREDS II are calculated from commencement of their respective investment periods which, being less than one year, are not annualized.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have little or no realizations.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	Excludes Capital Trust drawdown funds.
(g)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.7x, 1.6x and 1.3x, respectively. Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the four flagship credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$108,383	$98,584	$9,799	10%
Transaction and Other Fees, Net	20,359	42,847	(22,488)	-52%
Management Fee Offsets	(4,949)	(1,713)	(3,236)	-189%

Total Management Fees, Net	123,793	139,718	(15,925)	-11%

Performance Fees
Realized
Carried Interest	382,978	119,805	263,173	220%
Unrealized
Carried Interest	566,822	167,065	399,757	239%

Total Performance Fees	949,800	286,870	662,930	231%

Investment Income (Loss)
Realized	44,816	60,535	(15,719)	-26%
Unrealized	31,487	(9,033)	40,520	N/M

Total Investment Income	76,303	51,502	24,801	48%
Interest and Dividend Revenue	7,617	5,228	2,389	46%
Other	(1,825)	864	(2,689)	N/M

Total Revenues	1,155,688	484,182	671,506	139%

Expenses
Compensation and Benefits
Compensation	70,089	73,307	(3,218)	-4%
Performance Fee Compensation
Realized
Carried Interest	39,482	85,771	(46,289)	-54%
Unrealized
Carried Interest	178,120	(27,148)	205,268	N/M

Total Compensation and Benefits	287,691	131,930	155,761	118%
Other Operating Expenses	38,755	33,006	5,749	17%

Total Expenses	326,446	164,936	161,510	98%

Economic Income	$829,242	$319,246	$509,996	160%

N/M Not meaningful.

Revenues

Revenues were $1.2 billion for the three months ended March 31, 2015, an increase of $671.5 million compared to $484.2 million for the three months ended March 31, 2014. The increase in revenues was primarily attributable to increases in Performance Fees and Investment Income of $662.9 million and $24.8 million, respectively, offset by a decrease in Total Management Fees, Net of $15.9 million.

Performance Fees, which are determined on a fund by fund basis, were $949.8 million for the three months ended March 31, 2015, an increase of $662.9 million, compared to $286.9 million for the three months ended

March 31, 2014, as total private equity funds appreciated 6.4% during the quarter, driven mainly by BCP V, which generated a net return of 7.3% for the quarter. The performance of the funds was driven by our public portfolio including the successful IPO of Summit Materials as well as our private holdings in the services, healthcare and energy sectors. Realized Performance Fees of $383.0 million during the quarter were driven by realizations in several investments including Catalent, Pinnacle Foods, Michaels and Merlin, as well as other strategic and public exits across the remaining private equity portfolio.

Investment Income was $76.3 million for the three months ended March 31, 2015, an increase of $24.8 million compared to $51.5 million for the three months ended March 31, 2014, driven primarily by the overall appreciation in the portfolio.

Total Management Fees were $123.8 million for the three months ended March 31, 2015, a decrease of $15.9 million compared to $139.7 million for the three months ended March 31, 2014, driven primarily by a decrease in Transaction and Other Fees offset by an increase in Base Management Fees. Transaction and Other Fees were $20.4 million for the three months ended March 31, 2015, a decrease of $22.5 million compared to $42.8 million for the three months ended March 31, 2014, principally due to the timing of transaction closings. Base Management Fees were $108.4 million for the three months ended March 31, 2015, an increase of $9.8 million, compared to $98.6 million for the three months ended March 31, 2014, primarily due to the increase in fee assets across the segment.

Expenses

Expenses were $326.4 million for the three months ended March 31, 2015, an increase of $161.5 million, compared to $164.9 million for the three months ended March 31, 2014. The increase was attributable to a $159.0 million increase in Performance Fee Compensation. The increase in Performance Fee Compensation was driven by the increase in Performance Fees Revenue. The increase in other operating expenses was primarily due to an increase in interest allocated to the segment as well as an increase in business development costs.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2015 Inception to Date
	2015		2014 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-1%	-1%	3%	3%	59%	45%	50%	36%
BCP V	12%	7%	6%	5%	13%	11%	11%	9%
BCP VI	3%	2%	14%	11%	66%	50%	22%	14%
BEP	1%	—	6%	5%	60%	56%	36%	29%
Tactical Opportunities	2%	1%	3%	3%	36%	27%	19%	14%
Strategic Partners	3%	2%	7%	6%	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.

The corporate private equity funds within the Private Equity segment have four contributed funds with closed investment periods: BCP IV, BCP V, BCOM and BEP I. As of March 31, 2015, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$152,348	$159,336	$(6,988)	-4%
Transaction and Other Fees, Net	15,216	13,564	1,652	12%
Management Fee Offsets	(4,866)	(9,224)	4,358	47%

Total Management Fees, Net	162,698	163,676	(978)	-1%

Performance Fees
Realized
Carried Interest	811,249	194,658	616,591	317%
Incentive Fees	723	(26)	749	N/M
Unrealized
Carried Interest	(181,019)	140,237	(321,256)	N/M
Incentive Fees	6,069	2,737	3,332	122%

Total Performance Fees	637,022	337,606	299,416	89%

Investment Income
Realized	71,344	31,357	39,987	128%
Unrealized	37,510	5,379	32,131	597%

Total Investment Income	108,854	36,736	72,118	196%
Interest and Dividend Revenue	9,997	6,110	3,887	64%
Other	(3,977)	317	(4,294)	N/M

Total Revenues	914,594	544,445	370,149	68%

Expenses
Compensation and Benefits
Compensation	84,834	80,233	4,601	6%
Performance Fee Compensation
Realized
Carried Interest	246,496	51,833	194,663	376%
Incentive Fees	356	(16)	372	N/M
Unrealized
Carried Interest	(98,084)	56,985	(155,069)	N/M
Incentive Fees	2,575	1,382	1,193	86%

Total Compensation and Benefits	236,177	190,417	45,760	24%
Other Operating Expenses	40,143	33,107	7,036	21%

Total Expenses	276,320	223,524	52,796	24%

Economic Income	$638,274	$320,921	$317,353	99%

N/M Not meaningful.

Revenues

Revenues were $914.6 million for the three months ended March 31, 2015, an increase of $370.2 million compared to $544.4 million for the three months ended March 31, 2014. The increase in revenues was primarily attributable to increases of $299.4 million in Performance Fees and $72.1 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $637.0 million for the three months ended March 31, 2015, an increase of $299.4 million compared to $337.6 million for the three months ended March 31, 2014. Performance Fees increased due to the net appreciation of investments from our BREP carry funds. For the three months ended March 31, 2015 the carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 8.2% driven by strong operating fundamentals in the private portfolio (5%, $2.1 billion) and public portfolio appreciation (15%, $2.2 billion). Our BREDS drawdown and real estate hedge funds appreciated 1.7% and 2.8%, respectively.

Investment Income was $108.8 million for the three months ended March 31, 2015, an increase of $72.1 million compared to $36.7 million for the three months ended March 31, 2014. The increase in Investment Income was primarily driven by increased quarterly appreciation of investments across our global Real Estate funds including BREP VI, where Blackstone has a larger investment than in the other BREP funds.

Expenses

Expenses were $276.3 million for the three months ended March 31, 2015, an increase of $52.8 million, compared to $223.5 million for the three months ended March 31, 2014. The increase was primarily due to increases in Performance Fee Compensation and Other Operating Expenses of $41.2 million and $7.0 million, respectively. The increase in Performance Fee Compensation was a result of an increase in Performance Fee Revenue. The increase in Other Operating Expenses was primarily due to an increase in interest expense allocated to the segment as well as increases in business development and a non-recurring fund waiver expense.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2015 Inception to Date
	2015		2014		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP International (b)	15%	5%	46%	36%	34%	25%	33%	23%
BREP IV	3%	3%	4%	3%	74%	48%	23%	14%
BREP V	11%	10%	4%	4%	20%	16%	15%	12%
BREP International II (b)	15%	15%	3%	3%	13%	12%	7%	6%
BREP VI	11%	9%	2%	1%	20%	17%	19%	15%
BREP Europe III (b)	8%	7%	5%	4%	44%	32%	32%	20%
BREP VII	4%	3%	6%	5%	54%	39%	36%	26%
BREP Asia	7%	4%	7%	4%	N/A	N/A	27%	15%
BREP Europe IV (b)	8%	5%	8%	4%	64%	40%	33%	21%
BREDS	4%	2%	2%	1%	N/A	N/A	14%	9%
BSSF I	5%	3%	3%	2%	N/A	N/A	15%	11%
CMBS	2%	2%	3%	2%	N/A	N/A	16%	11%
BREP Co-Investment (c)	14%	13%	5%	4%	18%	17%	20%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2015:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€627	15%	41%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has five funds in their investment period, which were above their respective Carried Interest thresholds as of March 31, 2015: BREP VII, BREP Asia, BREP Europe IV and two funds within BREDS.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$130,637	$113,384	$17,253	15%
Transaction and Other Fees, Net	25	93	(68)	-73%
Management Fee Offsets	(280)	(1,455)	1,175	81%

Total Management Fees, Net	130,382	112,022	18,360	16%

Performance Fees
Realized
Incentive Fees	10,516	39,845	(29,329)	-74%
Unrealized
Incentive Fees	47,427	18,085	29,342	162%

Total Performance Fees	57,943	57,930	13	0%

Investment Income (Loss)
Realized	(10,375)	16,820	(27,195)	N/M
Unrealized	4,483	4,431	52	1%

Total Investment Income (Loss)	(5,892)	21,251	(27,143)	N/M
Interest and Dividend Revenue	3,949	2,661	1,288	48%
Other	(1,607)	122	(1,729)	N/M

Total Revenues	184,775	193,986	(9,211)	-5%

Expenses
Compensation and Benefits
Compensation	56,104	40,571	15,533	38%
Performance Fee Compensation
Realized
Incentive Fees	3,470	13,271	(9,801)	-74%
Unrealized
Incentive Fees	15,651	6,761	8,890	131%

Total Compensation and Benefits	75,225	60,603	14,622	24%
Other Operating Expenses	21,206	19,480	1,726	9%

Total Expenses	96,431	80,083	16,348	20%

Economic Income	$88,344	$113,903	$(25,559)	-22%

N/M Not meaningful.

Revenues

Revenues were $184.8 million for the three months ended March 31, 2015, a decrease of $9.2 million compared to $194.0 million for the three months ended March 31, 2014. The decrease in revenues was primarily attributable to a decrease of $27.1 million in Investment Income (Loss), partially offset by an increase of $18.4 million in Total Management Fees.

Investment Income (Loss) was $(5.9) million for the three months ended March 31, 2015, a decrease of $27.1 million compared to $21.3 million for the three months ended March 31, 2014. The decrease was primarily driven by the year over year decrease in the net appreciation of investments of which Blackstone owns a share.

Total Management Fees were $130.4 million for the three months ended March 31, 2015, an increase of $18.4 million compared to $112.0 million for the three months ended March 31, 2014, primarily due to an increase in Base Management Fees. Base Management Fees were $130.6 million for the three months ended March 31, 2015, an increase of $17.3 million compared to the three months ended March 31, 2014, driven by an increase in Fee-Earning Assets Under Management of 15% from the prior year, which was from net inflows and market appreciation.

Expenses

Expenses were $96.4 million for the three months ended March 31, 2015, an increase of $16.4 million compared to the three months ended March 31, 2014. The increase in expenses was attributable to a $14.6 million increase in Total Compensation and Benefits and a $1.7 million increase in Other Operating Expenses. Compensation was $56.1 million for the three months ended March 31, 2015, an increase of $15.5 million, compared to $40.6 million for the three months ended March 31, 2014, primarily due to an increase in headcount to support the growth of the business and an increase in Total Management Fees, on which a portion of compensation is based. Other Operating Expenses increased $1.7 million to $21.2 million for the three months ended March 31, 2015, compared to $19.5 million for the three months ended March 31, 2014, primarily resulting from an increase in interest expense allocated to the segment.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of March 31,		As of March 31,
	2014	2015	2014	2015
	(Dollars in Thousands)
BAAM Managed Funds (b)	$29,279,855	$36,082,898	92%	92%

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
(b)	For the BAAM managed funds, at March 31, 2015 the incremental appreciation needed for the 8% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $75.1 million, an increase of $18.9 million, or 34%, compared to $56.3 million at March 31, 2014. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of March 31, 2015, 93% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2015
	2015		2014		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	3%	2%	2%	2%	8%	7%	9%	8%	7%	6%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-only equity, long-biased commodities, ventures (i.e., seeding and minority interests) and strategic opportunities (i.e., co-investments) platforms except where a BPS fund invests directly into those platforms. BAAM’s advisory platforms and liquidating funds are also excluded. On a net of fees basis, the BPS Composite was up 2.5% for the quarter.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$125,029	$105,574	$19,455	18%
Transaction and Other Fees, Net	1,457	3,344	(1,887)	-56%
Management Fee Offsets	(7,850)	(4,252)	(3,598)	-85%

Total Management Fees, Net	118,636	104,666	13,970	13%

Performance Fees
Realized
Carried Interest	13,367	19,160	(5,793)	-30%
Incentive Fees	18,431	14,018	4,413	31%
Unrealized
Carried Interest	(11,951)	22,986	(34,937)	N/M
Incentive Fees	9,124	40,444	(31,320)	-77%

Total Performance Fees	28,971	96,608	(67,637)	-70%

Investment Income
Realized	2,237	3,071	(834)	-27%
Unrealized	6,887	3,079	3,808	124%

Total Investment Income	9,124	6,150	2,974	48%
Interest and Dividend Revenue	5,651	5,861	(210)	-4%
Other	3,493	(259)	3,752	N/M

Total Revenues	165,875	213,026	(47,151)	-22%

Expenses
Compensation and Benefits
Compensation	49,877	50,752	(875)	-2%
Performance Fee Compensation
Realized
Carried Interest	6,270	11,794	(5,524)	-47%
Incentive Fees	8,401	10,380	(1,979)	-19%
Unrealized
Carried Interest	(5,656)	10,853	(16,509)	N/M
Incentive Fees	6,735	15,388	(8,653)	-56%

Total Compensation and Benefits	65,627	99,167	(33,540)	-34%
Other Operating Expenses	21,836	32,839	(11,003)	-34%

Total Expenses	87,463	132,006	(44,543)	-34%

Economic Income	$78,412	$81,020	$(2,608)	-3%

N/M	Not meaningful.

Revenues

Revenues were $165.9 million for the three months ended March 31, 2015, a decrease of $47.2 million compared to the three months ended March 31, 2014. The decrease in revenues was primarily attributable to a decrease of $67.6 million in Performance Fees, partially offset by an increase of $14.0 million in Total Management Fees.

Performance Fees were $29.0 million for the three months ended March 31, 2015, a decrease of $67.6 million from the three months ended March 31, 2014. This change was primarily attributable to lower returns in certain alternative strategies funds. The composite net returns of Blackstone’s Credit segment funds were 1.1% for Hedge Fund Strategies, 2.3% for Mezzanine Strategies and -0.5% for Rescue Lending Strategies for the three months ended March 31, 2015.

Total Management Fees were $118.6 million for the three months ended March 31, 2015, an increase of $14.0 million from the three months ended March 31, 2014, primarily due to an increase in Base Management Fees. Base Management Fees were $125.0 million for the three months ended March 31, 2015, an increase of $19.5 million compared to the three months ended March 31, 2014, primarily due to significant Fee Earning AUM growth in both performing credit and hedge fund strategies.

Expenses

Expenses were $87.5 million for the three months ended March 31, 2015, a decrease of $44.5 million compared to the three months ended March 31, 2014. The decrease in expenses was attributable to a decrease of $32.7 million in Performance Fee Compensation due to the decrease in Performance Fees Revenue and a decrease of $11.0 million in Other Operating Expenses due to a non-recurring placement fee incurred during the first quarter of 2014.

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

As of March 31, 2015, the Credit segment’s returns reflect composite returns for funds included within each alternative strategy as set forth below. Previously, these returns reflected only the composite returns for the flagship funds in each such strategy. The historical returns presented in the tables below have been updated to conform to the current presentation.

The following table presents composite return information of the segment’s Hedge Fund Strategies funds:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2015
	2015		2014		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Hedge Fund Strategies (b)	2%	1%	4%	3%	—	-1%	13%	10%	14%	10%	13%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Hedge Fund Strategies’ returns represent a weighted-average composite of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The historical returns are from August 1, 2005.

The following table presents combined internal rates of return of the segment’s Mezzanine Strategies funds and Rescue Lending Strategies funds:

	Three Months Ended March 31,				March 31, 2015 Inception to Date
	2015		2014
Composites (a)	Gross	Net	Gross	Net	Gross	Net
Mezzanine Strategies (b)	3%	2%	4%	3%	25%	19%
Rescue Lending Strategies (c)	-1%	—	5%	4%	21%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	The Rescue Lending Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from September 29, 2009.

As of March 31, 2015, the drawdown funds within the Mezzanine and Rescue Lending Strategies’ returns were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$84,238	$69,963	$14,275	20%
Transaction and Other Fees, Net	16	62	(46)	-74%

Total Advisory and Transaction Fees	84,254	70,025	14,229	20%

Investment Income (Loss)
Realized	(230)	134	(364)	N/M
Unrealized	1,482	694	788	114%

Total Investment Income	1,252	828	424	51%
Interest and Dividend Revenue	3,237	2,502	735	29%
Other	(956)	(175)	(781)	-446%

Total Revenues	87,787	73,180	14,607	20%

Expenses
Compensation and Benefits
Compensation	68,934	61,682	7,252	12%
Other Operating Expenses	21,342	21,342	—	—

Total Expenses	90,276	83,024	7,252	9%

Economic Loss	$(2,489)	$(9,844)	$7,355	75%

N/M	Not meaningful.

Revenues

Revenues were $87.8 million for the three months ended March 31, 2015, an increase of $14.6 million, compared to $73.2 million for the three months ended March 31, 2014. The increase in revenues was driven primarily by increases in Blackstone Advisory Partners’ (“BAP”) business, capital markets business and Blackstone’s fund placement business, partially offset by a decrease in Restructuring and Reorganization. The increase in BAP’s business was due to an increase in the number of transactions that closed compared to the prior year period. Blackstone Capital Markets had a good start to the year, with Fee Revenues up slightly from the same period in the prior year. The increase in fees earned by Blackstone’s fund placement business was primarily due to an increase in fees earned in the number of transactions that closed in the Private Equity and Real Estate businesses during the period. The decrease in Restructuring and Reorganization was driven primarily by fewer deal closings relative to the prior year period. The pipeline for Restructuring and Reorganization remains steady across a diverse group of industries, most notably in the energy sector.

Expenses

Expenses were $90.3 million for the three months ended March 31, 2015, an increase of $7.3 million, compared to $83.0 million for the three months ended March 31, 2014. Compensation increased $7.3 million compared to the three months ended March 31, 2014, principally due to an overall increase in total revenue across the segment, on which a portion of compensation is based. Other Operating Expenses were flat compared to the three months ended March 31, 2014.

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

Total assets were $32.4 billion as of March 31, 2015, up slightly from December 31, 2014. Total liabilities were $14.5 billion as of March 31, 2015, up slightly from December 31, 2014.

For the three months ended March 31, 2015, we had Total Fee Related Revenues of $614.9 million and related expenses of $434.3 million, generating Fee Related Earnings of $180.6 million and Distributable Earnings of $1.2 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our issuances of senior notes. As of March 31, 2015, Blackstone had $1.1 billion in cash and cash equivalents, $1.8 billion invested in Blackstone’s Treasury Cash Management Strategies, $183.3 million invested in liquid Blackstone Funds, $2.3 billion invested in illiquid Blackstone Funds and $129.0 million invested in other investments, against $2.1 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

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

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Represents equity-based award expense included in Economic Income.
(c)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax-related payables including the Payable Under Tax Receivable Agreement.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended March 31, 2015	2014
Net Income Attributable to The Blackstone Group L.P.	**$ 629,448**	**$ 265,617**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	645,230	299,505
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	153,222	43,961
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	56,358	45,792
Net Income	**$ 1,484,258**	**$ 654,875**
Provision for Taxes	99,344	54,097
Income Before Provision for Taxes	**$ 1,583,602**	**$ 708,972**
IPO and Acquisition-Related Charges[a]	231,862	177,024
Amortization of Intangibles[b]	25,899	29,003
(Income) Associated with Non-Controlling Interests of Consolidated Entities[c]	(209,580)	(89,753)
Economic Income	**$ 1,631,783**	**$ 825,246**
Taxes[d]	(9,719)	(11,312)
Economic Net Income	**$ 1,622,064**	**$ 813,934**
Taxes[d]	9,719	11,312
Performance Fee Adjustment[e]	(1,673,736)	(779,014)
Investment (Income) Adjustment[f]	(189,641)	(116,467)
Net Interest Loss[g]	8,402	8,036
Performance Fee Compensation and Benefits Adjustment[h]	403,816	237,254
Fee Related Earnings	**$ 180,624**	**$ 175,055**
Net Realized Performance Fees[i]	932,789	214,427
Realized Investment Income[j]	107,792	111,917
Net Interest (Loss)[g]	(8,402)	(8,036)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[k]	(16,994)	(31,054)
Equity-Based Compensation[l]	44,398	16,337
Distributable Earnings	**$ 1,240,207**	**$ 478,646**
Interest Expense	38,853	30,398
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[k]	16,994	31,054
Depreciation and Amortization	6,927	10,373
Adjusted EBITDA	**$ 1,302,981**	**$ 550,471**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2015 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VI	$719,718	$308,894	$250,000	$107,297
BCP V	629,356	42,258	—	—
BEP	50,000	13,037	—	—
BEP II	80,000	80,000	26,667	26,667
Tactical Opportunities	174,225	102,259	36,616	22,753
Strategic Partners	131,149	100,376	20,294	15,365
Other (b)	206,279	11,062	—	—
Real Estate
BREP VII	300,000	89,984	100,000	29,995
BREP VI	750,000	39,215	150,000	13,072
BREP VIII	300,000	300,000	100,000	100,000
BREP Europe III	100,000	14,652	35,000	4,884
BREP Europe IV	130,000	76,460	43,333	25,487
BREP Asia	50,392	26,067	16,797	8,622
BREDS II	50,000	31,785	16,667	10,595
CT Opportunity Partners I	25,000	23,048	—	—
Other (b)	157,821	53,397	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	2,862	—	—
Strategic Holdings LP	50,000	45,458	—	—
Other (b)	300	143	—	—
Credit
Capital Opportunities Fund II L.P.	120,000	78,556	110,678	72,453
GSO Capital Solutions II	125,000	108,929	95,272	83,023
Blackstone/GSO Capital Solutions	50,000	9,469	27,666	5,239
BMezz II	17,692	3,085	—	—
Other (b)	103,553	69,655	11,110	7,256

Total	$4,420,485	$1,632,684	$1,040,100	$532,708

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

On April 27, 2015, Blackstone Holdings Finance Co. L.L.C. issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045, unless earlier redeemed or repurchased.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2015, no units were repurchased. As of March 31, 2015, the amount remaining under this program available for repurchases was $335.8 million.

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

The following chart shows fiscal quarterly and annual per common unitholder distributions for 2014 and 2015. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2015, we paid common unitholders a distribution of $0.89 per common unit. With respect to fiscal year 2014, we paid common unitholders aggregate distributions of $2.12 per common unit.

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

Generally our private equity funds, real estate funds, funds of hedge funds and credit-focused funds have not utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 1% to 20% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

Certain of our Real Estate debt hedge funds, Hedge Fund Solutions and Credit funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2015	$79.6	$87.1	$162.1
Balance, December 31, 2014	$—	$29.9	$85.9
Three Months Ended March 31, 2015
Average Daily Balance	$75.3	$78.8	$158.8
Maximum Daily Balance	$104.5	$128.4	$186.6

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2015 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2015 to December 31, 2015	2016–2017	2018–2019	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$56,113	$155,947	$143,543	$618,622	$974,225
Purchase Obligations	18,884	12,555	1,740	—	33,179
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	1,550,000	2,135,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	91,415	243,762	229,229	1,052,745	1,617,151
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	4,483	476,498	—	6,953,562	7,434,543
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	76,704	202,176	187,082	517,038	983,000
Blackstone Funds Capital Commitments to Investee Funds (f)	27,761	—	—	—	27,761
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	150,001	164,377	912,858	1,227,236
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,545	—	—	—	5,545
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,632,684	—	—	—	1,632,684

Consolidated Contractual Obligations	1,913,589	1,240,939	1,310,971	11,604,825	16,070,324
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(4,483)	(476,498)	—	(6,953,562)	(7,434,543)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(76,704)	(202,176)	(187,082)	(517,038)	(983,000)
Blackstone Funds Capital Commitments to Investee Funds (f)	(27,761)	—	—	—	(27,761)

Blackstone Operating Entities Contractual Obligations	$1,804,641	$562,265	$1,123,889	$4,134,225	$7,625,020

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2015, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2015, at spreads to market rates pursuant to the financing agreements, and range from 0.27% to 10.78%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.2 million and interest and penalties of $2.3 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $16.2 million and interest of $5.8 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2015.

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

As of March 31, 2015, the total clawback obligations were $3.4 million, of which $1.2 million related to Blackstone Holdings and $2.2 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

On private equity, real estate and certain credit-focused funds:

•	0.28% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.30% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital or net operating income.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

Compensation and Benefits — Performance Fee — Performance Fee Compensation consists of Carried Interest (which may be distributed in cash or in kind) and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

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

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, certain over-the-counter derivatives where the fair value is based on unobservable inputs and certain funds of hedge funds that use net asset value per share to determine fair value in which Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date. Blackstone may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date if an investee fund manager has the ability to limit the amount of redemptions irrespective of whether such ability has been exercised. Senior and subordinate notes issued by CLO vehicles are classified within Level III of the fair value hierarchy.

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

The carrying value of goodwill was $1.8 billion as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, we determined that there was no evidence of Goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2015 and March 31, 2014, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended March 31,
	2015	2014
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	36%	33%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2015 and March 31, 2014, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	March 31,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$93,842	$1,597,278	$270,203	$77,132	$881,054	$292,754

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2015
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$51,567,781	72%
Real Estate	$60,882,502	67%
Hedge Fund Solutions	$65,806,709	69%
Credit	$43,207,959	48%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2015 and March 31, 2014, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	March 31,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$18,142	$260,035	$31,237	$20,918	$198,378	$43,117

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2015 and March 31, 2014, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2015	2014
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$45	$88

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

	March 31,
	2015			2014
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$16,729	(a)	$13,322	$1,612	(a)	$7,551

(a)	As of March 31, 2015 and 2014, this represents 0.6% and 0.1% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2015	2014
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$43,388	$20,324

(a)	As of March 31, 2015 and 2014, this represents 1.5% and 1.2% of the Treasury Liquidity Portfolio, respectively.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, it is possible that an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

In December 2007, a purported class of shareholders in public companies acquired by one or more private equity firms filed a lawsuit against a number of private equity firms and investment banks, including The Blackstone Group L.P., in the United States District Court in Massachusetts (Kirk Dahl, et al. v. Bain Capital Partners, LLC, et al.). The suit alleged that, from mid-2003 through 2007, eleven defendants violated the antitrust laws by allegedly conspiring to rig bids, restrict the supply of private equity financing, fix the prices for target companies at artificially low levels, and divide up an alleged market for private equity services for leveraged buyouts. On July 28, 2014, Blackstone entered into a settlement agreement to resolve all of plaintiffs’ claims without any admission of wrongdoing. The settlement agreement provides for a settlement payment to the class that was substantially covered by insurance and did not have a material effect on our consolidated financial statements. On August 7, 2014, plaintiffs filed a motion for preliminary approval of the settlement agreement, and the agreement was preliminarily approved by the court on September 29, 2014. The court entered a final judgment approving the settlement on March 2, 2015. No notice of appeal was filed by April 6, 2015, and the settlement agreement is now final. We consider the matter closed.

The SEC has publicly indicated that it is specifically focused on private equity practices regarding fees and other conflicts of interest, including, among other things, the widespread industry practice of receiving fees from portfolio companies in connection with the termination of monitoring agreements upon the initial public offering or disposition of such companies. The SEC had reviewed our historical monitoring fee practices in 2011 – 2012 in their regular exam process. Following this exam, we expanded the disclosure that was already being made to private equity investors regarding such fees. In June 2014, we voluntarily modified our monitoring fee practices in ways that are beneficial to our private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. Recently, the SEC has informally requested additional information about our historical monitoring fee termination practices. The SEC also has asked for additional information about certain pre-2011 practices relating to the application of disparate vendor discounts to Blackstone and to our funds that were changed in 2011 and had also been previously reviewed by the SEC in 2012. We are in discussions with the SEC regarding a potential resolution of these matters.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, reducing the ability of our investment funds to raise or deploy capital and reducing the volume of the transactions involving our financial advisory business, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The risks described in our Annual Report on Form 10-K and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2015, no units were repurchased. As of March 31, 2015, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

Unregistered Sales of Equity Securities

On April 23, 2015, we issued 2,854,268 common units to 17 current or former personnel as partial consideration in connection with the acquisition by us of GSO. The common units were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that the such issuance did not involve any public offering.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Performance Earn Out Letter Agreement by and among Blackstone Holdings I L.P., GSO Holdings I L.L.C. and each of the GSO individuals party thereto.

10.2

Performance Earn Out Side Letter by and between Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and Bennett J. Goodman dated February 24, 2015.

10.3	Form of Deferred Holdings Unit Agreement between The Blackstone Group L.P. and each GSO participant party thereto.

10.4	Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P. dated as of January 15, 2015.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 8, 2015

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)