Form 10-Q
period 2015-06-30
Blackstone Group L.P.
filed 2015-08-06
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 31, 2015 was 555,683,550. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 31, 2015 was 59,083,468.

SIGNATURES	133

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, certain multi-asset class investment funds which we refer to collectively as our Blackstone Tactical Opportunities Accounts (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds which invest with a more modest risk profile and lower leverage as Blackstone Property Partners (“BPP”) funds. We refer to our listed real estate investment trusts as “REITs”. “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds including a registered investment company and certain other credit-focused funds which are managed by Blackstone.

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days’ up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$2,164,640	$1,412,472
Cash Held by Blackstone Funds and Other	774,740	1,808,092
Investments (including assets pledged of $64,383 and $45,764 at June 30, 2015 and December 31, 2014, respectively)	15,919,810	22,765,589
Accounts Receivable	661,580	559,321
Reverse Repurchase Agreements	61,376	—
Due from Affiliates	1,257,311	1,128,408
Intangible Assets, Net	409,828	458,833
Goodwill	1,787,392	1,787,392
Other Assets	338,277	324,760
Deferred Tax Assets	1,308,547	1,252,230

Total Assets	$24,683,501	$31,497,097

Liabilities and Partners’ Capital
Loans Payable	$5,836,622	$8,923,841
Due to Affiliates	1,376,466	1,490,088
Accrued Compensation and Benefits	2,441,232	2,439,257
Securities Sold, Not Yet Purchased	138,783	85,878
Repurchase Agreements	41,654	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	936,976	1,194,579

Total Liabilities	10,771,733	14,163,550

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	196,600	2,441,854

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 616,730,302 issued and outstanding as of June 30, 2015; 595,624,855 issued and outstanding as of December 31, 2014)	7,176,451	6,999,830
Appropriated Partners’ Capital	—	81,301
Accumulated Other Comprehensive Loss	(36,122)	(20,864)

Total The Blackstone Group L.P. Partners’ Capital	7,140,329	7,060,267
Non-Controlling Interests in Consolidated Entities	2,314,390	3,415,356
Non-Controlling Interests in Blackstone Holdings	4,260,449	4,416,070

Total Partners’ Capital	13,715,168	14,891,693

Total Liabilities and Partners’ Capital	$24,683,501	$31,497,097

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

	June 30, 2015	December 31, 2014
Assets
Cash Held by Blackstone Funds and Other	$507,512	$1,325,094
Investments	4,514,950	7,759,322
Accounts Receivable	228,348	131,996
Due from Affiliates	61,420	65,124
Other Assets	8,111	48,441

Total Assets	$5,320,341	$9,329,977

Liabilities
Loans Payable	$3,026,959	$6,787,100
Due to Affiliates	106,523	182,107
Accounts Payable, Accrued Expenses and Other	534,105	697,149

Total Liabilities	$3,667,587	$7,666,356

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Management and Advisory Fees, Net	$574,132	$619,523	$1,190,900	$1,192,683

Performance Fees
Realized
Carried Interest	937,483	641,659	2,145,077	975,282
Incentive Fees	47,682	39,504	77,320	83,298
Unrealized
Carried Interest	(441,930)	660,682	(68,090)	991,076
Incentive Fees	25,070	54,639	87,106	118,872

Total Performance Fees	568,305	1,396,484	2,241,413	2,168,528

Investment Income
Realized	157,823	215,710	345,753	368,736
Unrealized	(100,999)	10,809	(82,726)	24,309

Total Investment Income	56,824	226,519	263,027	393,045

Interest and Dividend Revenue	21,965	15,340	43,885	29,409
Other	3,976	(6)	(1,665)	863

Total Revenues	1,225,202	2,257,860	3,737,560	3,784,528

Expenses
Compensation and Benefits
Compensation	473,019	500,641	1,032,578	985,992
Performance Fee Compensation
Realized
Carried Interest	238,033	260,301	530,281	409,699
Incentive Fees	21,837	18,509	34,064	42,144
Unrealized
Carried Interest	(50,559)	114,296	23,821	155,026
Incentive Fees	6,130	24,692	31,091	48,223

Total Compensation and Benefits	688,460	918,439	1,651,835	1,641,084
General, Administrative and Other	146,859	136,492	277,832	272,046
Interest Expense	37,414	29,847	68,784	54,514
Fund Expenses	41,699	5,003	58,549	9,988

Total Expenses	914,432	1,089,781	2,057,000	1,977,632

Other Income
Net Gains from Fund Investment Activities	82,015	138,585	175,570	208,740

Income Before Provision for Taxes	392,785	1,306,664	1,856,130	2,015,636
Provision for Taxes	43,251	83,282	142,595	137,379

Net Income	349,534	1,223,382	1,713,535	1,878,257
Net Income Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	13,780	22,486	21,307	68,278
Net Income Attributable to Non-Controlling Interests in Consolidated Entities Interests in Consolidated Entities	66,716	140,061	148,512	184,022
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	134,870	543,819	780,100	843,324

Net Income Attributable to The Blackstone Group L.P.	$134,168	$517,016	$763,616	$782,633

Distributions Declared Per Common Unit	$0.89	$0.35	$1.67	$0.93

Net Income Per Common Unit
Common Units, Basic	$0.21	$0.85	$1.21	$1.30

Common Units, Diluted	$0.21	$0.85	$1.21	$1.29

Weighted-Average Common Units Outstanding
Common Units, Basic	631,881,205	606,690,740	628,597,331	604,123,284

Common Units, Diluted	634,192,649	609,897,829	632,730,589	607,797,760

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$28,831	$81,343	$76,943	$155,375

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$349,534	$1,223,382	$1,713,535	$1,878,257
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	14,876	(564)	(32,912)	(1,730)

Comprehensive Income	364,410	1,222,818	1,680,623	1,876,527
Less
Comprehensive Income in Redeemable Non-Controlling Interests in Consolidated Entities	13,780	22,486	21,307	68,278
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	75,700	136,166	130,858	180,009
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	134,870	543,819	780,100	843,324

Comprehensive Income Attributable to The Blackstone Group L.P.	$140,060	$520,347	$748,358	$784,916

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$7,060,267	$3,415,356	$4,416,070	$14,891,693	$2,441,854
Deconsolidation of CLOs and Funds on adoption of ASU 2015-02	—	—	(90,928)	—	(90,928)	(1,002,728)	—	(1,093,656)	(2,258,289)
Adjustment to Appropriated Partners’ Capital on adoption of ASU 2014-13	—	—	9,627	—	9,627	—	—	9,627	—
Net Income	—	763,616	—	—	763,616	148,512	780,100	1,692,228	21,307
Currency Translation Adjustment	—	—	—	(15,258)	(15,258)	(39,546)	—	(54,804)	—
Capital Contributions	—	—	—	—	—	221,797	—	221,797	2,241
Capital Distributions	—	(1,040,920)	—	—	(1,040,920)	(410,702)	(1,005,848)	(2,457,470)	(10,513)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(18,299)	—	(18,299)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	17,714	—	—	17,714	—	—	17,714	—
Equity-Based Compensation	—	255,179	—	—	255,179	—	226,774	481,953	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	10,593,940	(33,757)	—	—	(33,757)	—	(1,903)	(35,660)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	60,045	—	—	60,045	—	—	60,045	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	67,809	—	—	67,809	—	(67,809)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	10,511,507	86,935	—	—	86,935	—	(86,935)	—	—

Balance at June 30, 2015	616,730,302	$7,176,451	$—	$(36,122)	$7,140,329	$2,314,390	$4,260,449	$13,715,168	$196,600

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$6,306,766	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	8,398	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	—	4,511	—	4,511	30,922
Net Income	—	782,633	—	—	782,633	184,022	843,324	1,809,979	68,278
Allocation of Losses of Consolidated CLO Entities	—	—	(34,505)	—	(34,505)	34,505	—	—	—
Currency Translation Adjustment	—	—	—	2,283	2,283	(4,013)	—	(1,730)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(4,013)	—	(4,013)	4,013	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	(2,695)	—	—	(2,695)	—	—	(2,695)	—
Capital Contributions	—	—	—	—	—	256,603	—	256,603	447,785
Capital Distributions	—	(550,393)	—	—	(550,393)	(248,011)	(572,730)	(1,371,134)	(213,258)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(3,014)	—	(3,014)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	(6)	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	14,996	—	—	14,996	—	—	14,996	—
Equity-Based Compensation	—	232,313	—	—	232,313	—	215,825	448,138	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(52,309)	—	(52,309)	(55)	—	(52,364)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,185,592	(24,860)	—	—	(24,860)	—	(430)	(25,290)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	12,915	—	—	12,915	—	—	12,915	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(11,704)	—	—	(11,704)	—	11,704	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	9,594,080	64,497	—	—	64,497	—	(64,497)	—	—

Balance at June 30, 2014	588,371,951	$6,520,288	$218,279	$5,749	$6,744,316	$2,692,608	$4,089,612	$13,526,536	$2,284,169

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net Income	$1,713,535	$1,878,257
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(28,903)	(290,698)
Net Realized Gains on Investments	(2,689,849)	(1,457,777)
Changes in Unrealized Losses on Investments Allocable to The Blackstone Group L.P.	53,219	45,811
Non-Cash Performance Fees	37,652	(930,489)
Non-Cash Performance Fee Compensation	619,256	655,092
Equity-Based Compensation Expense	482,683	381,553
Excess Tax Benefits Related to Equity-Based Compensation	(60,045)	(17,938)
Amortization of Intangibles	48,422	51,824
Other Non-Cash Amounts Included in Net Income	167,112	113,063
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	1,033,351	(106,245)
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(442,370)	(293,989)
Accounts Receivable	28,916	280,586
Reverse Repurchase Agreements	(61,376)	118,263
Due from Affiliates	(85,616)	244,803
Other Assets	(87,332)	(30,289)
Accrued Compensation and Benefits	(577,607)	(340,604)
Securities Sold, Not Yet Purchased	56,906	(97,247)
Accounts Payable, Accrued Expenses and Other Liabilities	(444,242)	(440,090)
Repurchase Agreements	11,743	(313,675)
Due to Affiliates	(109,090)	3,672
Treasury Cash Management Strategies
Investments Purchased	(2,013,059)	(1,595,138)
Cash Proceeds from Sale of Investments	2,035,454	1,767,007
Blackstone Funds Related
Investments Purchased	(1,716,764)	(3,686,756)
Cash Proceeds from Sale or Pay Down of Investments	3,628,386	5,904,448

Net Cash Provided by Operating Activities	1,600,382	1,843,444

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(16,539)	(13,618)
Changes in Restricted Cash	5,843	5,841

Net Cash Used in Investing Activities	(10,696)	(7,777)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(421,088)	$(449,914)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	220,243	690,755
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)
Payments Under Tax Receivable Agreement	(82,830)	(80,565)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(35,660)	(25,290)
Excess Tax Benefits Related to Equity-Based Compensation	60,045	17,938
Proceeds from Loans Payable	675,831	490,101
Repayment and Repurchase of Loans Payable	(2,652)	(7,934)
Distributions to Unitholders	(2,046,768)	(1,123,123)
Blackstone Funds Related
Proceeds from Loans Payable	888,535	42,197
Repayment of Loans Payable	(93,358)	(998,743)

Net Cash Used in Financing Activities	(837,702)	(1,444,584)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	184	(8)

Net Increase in Cash and Cash Equivalents	752,168	391,075
Cash and Cash Equivalents, Beginning of Period	1,412,472	831,998

Cash and Cash Equivalents, End of Period	$2,164,640	$1,223,073

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$62,691	$49,580

Payments for Income Taxes	$91,513	$89,792

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,022	$10,553

Non-Cash Distributions to Non-Controlling Interest Holders	$(127)	$(11,355)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(277)	$5,239

Net Assets Related to the Consolidation of CLO Vehicles	$—	$8,398

Net Assets Related to the Consolidation of Certain Fund Entities	$—	$35,433

Notes Issuance Costs	$5,269	$4,375

Transfer of Interests to Non-Controlling Interest Holders	$(18,299)	$(3,014)

Change in The Blackstone Group L.P.’s Ownership Interest	$67,809	$(11,704)

Net Settlement of Vested Common Units	$108,664	$59,301

Conversion of Blackstone Holdings Partnership Units to Common Units	$86,935	$64,497

Acquisition of Ownership Interests from Non-Controlling Interest Holders Deferred Tax Asset	$(108,594)	$(63,173)

Due to Affiliates	$90,880	$48,177

Partners’ Capital	$17,714	$14,996

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. The Partnership has a controlling interest in Blackstone Holdings because the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

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

The Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including corporate bonds and loans held within CLO vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Upon adoption of the new CLO measurement guidance adopted as of January 1, 2015, senior and subordinate notes issued by CLO vehicles are classified within Level II of the fair value hierarchy.

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. For periods prior to the adoption of new CLO measurement guidance, senior and subordinate notes issued by CLO vehicles are classified within Level III of the fair value hierarchy.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Upon adoption of the new CLO measurement guidance adopted as of January 1, 2015, senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

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

Credit-Focused Liabilities — Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities have historically been valued using a discounted cash flow method. On the adoption of new accounting guidance as of January 1, 2015 and the application of a permitted measurement alternative, such liabilities are valued based on the more observable fair value of related assets held by CLO vehicles less (a) the fair value of any beneficial interests held by Blackstone and (b) the carrying value of any beneficial interest that represent compensation for services.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. Historically, the adjustment resulting from the difference between the fair value of assets and liabilities for each of these events was presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Historically, amounts attributable to Non-Controlling Interests in Consolidated Entities had a corresponding adjustment to Appropriated Partners’ Capital. On the adoption of the new CLO measurement guidance, there is no attribution of amounts to Non-Controlling Interests and no corresponding adjustment to Appropriated Partners’ Capital.

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

The Partnership takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. The Partnership also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to reverse repurchase and repurchase agreements are discussed in Note 10. “Reverse Repurchase and Repurchase Agreements”.

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

The accounting guidance is effective for the first interim or annual period beginning after December 15, 2014. Adoption did not have a material impact on Blackstone’s financial statements. The amended disclosure guidance is effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The amended disclosure requirements are presented in Note 10. “Reverse Repurchase and Repurchase Agreements”. Adoption did not have a material impact on Blackstone’s financial statements.

In August 2014, the FASB issued amended guidance on the measurement of financial assets and financial liabilities of a consolidated collateralized financing entity. Under the amended guidance, a reporting entity that consolidates a collateralized financing entity may elect to measure the financial assets and the financial liabilities using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. When this measurement alternative is elected, a reporting entity’s consolidated net income (loss) should reflect the reporting entity’s own economic interest in the collateralized financing entity, including (a) changes in the fair value of the beneficial interests retained by the reporting entity and (b) beneficial interests that represent compensation for services. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of the annual period. The Partnership adopted the amended guidance for the quarter ended June 30, 2015 and applied a modified retrospective approach as of January 1, 2015. As a result, prior periods have not been impacted. The guidance impacted the measurement of the financial liabilities of Blackstone’s consolidated CLOs. Adoption did not have a material impact on Blackstone’s financial statements.

In February 2015, the FASB issued amended guidance on consolidation. The amended guidance modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. The amended guidance simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. The amended guidance is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Partnership adopted the guidance for the quarter ended June 30, 2015 and applied a modified retrospective approach as of January 1, 2015. As a result, prior periods have not been impacted. As a result of adoption, certain Blackstone Funds were deconsolidated as of January 1, 2015 resulting in a reduction in consolidated assets and liabilities as of January 1, 2015 of $8.0 billion and $4.7 billion, respectively. The impact of adoption on Redeemable Non-Controlling Interests in Consolidated Entities, Appropriated Partners’ Capital, and Non-Controlling Interests in Consolidated Entities as of January 1, 2015 was a reduction of $2.3 billion, $90.9 million and $1.0 billion, respectively. Adoption of the amended guidance had no impact on Net Income Attributable to The Blackstone Group L.P.

In April 2015, the FASB issued amended guidance to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an Other Asset, consistent with debt discounts. The amendments are effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not previously been issued. The Partnership adopted the guidance as of June 30, 2015 and applied the guidance retrospectively. Adoption of the amended guidance did not have a material impact on Blackstone’s financial statements.

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. Early application is permitted. Blackstone adopted the guidance for the quarter ended June 30, 2015 and applied the guidance retrospectively. Adoption of the guidance did not have a material impact on Blackstone’s financial statements.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2015	December 31, 2014
Finite-Lived Intangible Assets/Contractual Rights	$1,464,017	$1,464,017
Accumulated Amortization	(1,054,189)	(1,005,184)

Intangible Assets, Net	$409,828	$458,833

Amortization expense associated with Blackstone’s intangible assets was $23.6 million and $48.4 million for the three and six month periods ended June 30, 2015, respectively, and $25.6 million and $51.8 million for the three and six month periods ended June 30, 2014, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization of Intangible Assets held at June 30, 2015 is expected to be $95.6 million, $85.6 million, $46.5 million, $46.5 million, and $46.4 million for each of the years ending December 31, 2015, 2016, 2017, 2018, and 2019, respectively. Blackstone’s intangible assets as of June 30, 2015 are expected to amortize over a weighted-average period of 6.6 years.

4.	INVESTMENTS

Investments consists of the following:

	June 30, 2015	December 31, 2014
Investments of Consolidated Blackstone Funds	$4,566,724	$11,375,407
Equity Method Investments	3,162,211	3,240,825
Blackstone’s Treasury Cash Management Strategies	1,699,912	1,666,061
Performance Fees	6,328,235	6,337,045
Other Investments	162,728	146,251

	$15,919,810	$22,765,589

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $522.5 million and $704.9 million at June 30, 2015 and December 31, 2014, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized Gains	$60,473	$20,226	$127,512	$33,939
Net Change in Unrealized Gains (Losses)	(2,190)	68,333	1,743	41,119

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	58,283	88,559	129,255	75,058
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	23,732	50,026	46,315	133,682

Other Income — Net Gains from Fund
Investment Activities	$82,015	$138,585	$175,570	$208,740

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2015 and 2014, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership recognized net gains related to its equity method investments of $19.5 million and $135.8 million for the three months ended June 30, 2015 and 2014, respectively. The Partnership recognized net gains related to its equity method investments of $181.6 million and $233.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized Gains (Losses)	$(3,442)	$1,071	$(3,603)	$4,165
Net Change in Unrealized Gains (Losses)	(15,049)	7,122	(3,938)	16,092

	$(18,491)	$8,193	$(7,541)	$20,257

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2014	$2,215,584	$3,721,751	$15,031	$384,679	$6,337,045
Performance Fees Allocated as a Result of Changes in Fund Fair Values	1,190,791	836,288	32,205	87,621	2,146,905
Foreign Exchange Loss	—	(20,380)	—	—	(20,380)
Fund Distributions	(922,310)	(1,149,900)	(12,526)	(50,599)	(2,135,335)

Performance Fees, June 30, 2015	$2,484,065	$3,387,759	$34,710	$421,701	$6,328,235

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized Gains (Losses)	$(30)	$(695)	$(8)	$5,612
Net Change in Unrealized Gains (Losses)	(825)	13	(454)	(6,491)

	$(855)	$(682)	$(462)	$(879)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2015 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$26,569	$—	(a)	(a)
Credit Driven	280,204	—	(b)	(b)
Event Driven	66,327	—	(c)	(c)
Equity	247	—	(d)	(d)
Commodities	2,749	—	(e)	(e)

	$376,096	$—

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 56% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 44% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 36% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 60% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 4% of the total fair value in the credit driven category are subject to redemption restrictions such as the investee fund manager’s ability to limit the amount of redemptions.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are not permitted in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended June 30, 2015 the resulting loss was $2.1 million. For the six months ended June 30, 2015, the resulting gain was $5.2 million.

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

	June 30, 2015				December 31, 2014
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$57,272	$525	$—	$—	$62,078	$523	$—	$—

Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	$402,923	$2,476	$1,209,567	$4,815	$223,886	$407	$879,412	$4,590
Foreign Currency Contracts	201,936	2,154	119,061	757	192,163	2,798	148,873	681
Credit Default Swaps	—	—	98,500	4,445	19,500	85	56,000	868
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	63,531	1,134	106,827	7,580	199,364	8,915	250,244	21,875
Interest Rate Contracts	—	—	—	—	22,659	2,281	—	—
Credit Default Swaps	—	—	83,396	2,286	—	—	91,372	2,514

	668,390	5,764	1,617,351	19,883	657,572	14,486	1,425,901	30,528

Total	$725,662	$6,289	$1,617,351	$19,883	$719,650	$15,009	$1,425,901	$30,528

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(11)	$—	$229	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(1,358)	$(570)	$(5,093)	$(1,403)
Foreign Currency Contracts	(3,160)	(4,420)	8,903	(2,981)
Credit Default Swaps	1,955	996	3,781	1,282

Total	$(2,563)	$(3,994)	$7,591	$(3,102)

Freestanding Derivatives
Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$4,707	$(1,731)	$3,961	$(4,273)
Foreign Currency Contracts	2,779	(13,827)	(8,245)	(21,944)
Credit Default Swaps	(2,469)	2,985	(5,391)	4,798

Total	$5,017	$(12,573)	$(9,675)	$(21,419)

As of June 30, 2015 and December 31, 2014, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2015	December 31, 2014
Assets
Loans and Receivables	$36,440	$40,397
Equity and Preferred Securities	127,191	102,907
Assets of Consolidated CLO Vehicles
Corporate Loans	3,014,840	6,279,592
Corporate Bonds	247,083	292,690
Other	281	44,513

	$3,425,835	$6,760,099

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$2,912,753	$6,448,352
Subordinated Notes	119,577	348,752

	$3,032,330	$6,797,104

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2015		2014
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$1,278	$—	$—
Equity and Preferred Securities	(52)	(4,663)	(739)	796
Assets of Consolidated CLO Vehicles
Corporate Loans	(9,657)	21,295	(26,393)	33,898
Corporate Bonds	91	3,380	(3,284)	3,442
Other	1,318	(840)	(1,703)	22,673

	$(8,300)	$20,450	$(32,119)	$60,809

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$(1,554)	$(39,764)
Subordinated Notes	—	(7,199)	—	18,659

	$—	$(7,199)	$(1,554)	$(21,105)

	Six Months Ended June 30,
	2015		2014
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(597)	$—	$—
Equity and Preferred Securities	(237)	(7,491)	(1,323)	5,914
Assets of Consolidated CLO Vehicles
Corporate Loans	(4,847)	40,881	(64,635)	48,957
Corporate Bonds	121	4,516	(2,186)	3,694
Other	3,273	(3,331)	13,294	19,555

	$(1,690)	$33,978	$(54,850)	$78,120

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$(4,092)	$(95,638)
Subordinated Notes	—	(10,238)	—	55,614

	$—	$(10,238)	$(4,092)	$(40,024)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2015			December 31, 2014
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(6,060)	$—	$—	$(5,323)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(4,199)	330	(4,209)	(197,580)	4,369	(21,876)
Corporate Bonds	(1,441)	—	—	(7,814)	—	—

	$(11,700)	$330	$(4,209)	$(210,717)	$4,369	$(21,876)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2014, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of June 30, 2015 and December 31, 2014, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy and NAV:

	June 30, 2015
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$166,886	$166,886
Equity Securities	57,720	80,490	124,500	—	262,710
Partnership and LLC Interests	—	146,316	514,769	—	661,085
Debt Instruments	—	178,568	34,137	—	212,705
Assets of Consolidated CLO Vehicles
Corporate Loans	—	2,771,457	243,383	—	3,014,840
Corporate Bonds	—	226,723	20,360	—	247,083
Freestanding Derivatives — Foreign Currency Contracts	—	1,134	—	—	1,134
Other	—	281	—	—	281

Total Investments of Consolidated Blackstone Funds	57,720	3,404,969	937,149	166,886	4,566,724

Blackstone’s Treasury Cash Management Strategies
Investment Funds	235,520	—	—	—	235,520
Equity Securities	95,869	170	—	—	96,039
Debt Instruments	—	1,137,114	49,524	118,655	1,305,293
Other	—	—	—	63,060	63,060

Total Blackstone’s Treasury Cash Management Strategies	331,389	1,137,284	49,524	181,715	1,699,912
Money Market Funds	636,975	—	—	—	636,975
Net Investment Hedges — Foreign Currency Contracts	—	525	—	—	525
Freestanding Derivatives
Interest Rate Contracts	2,058	418	—	—	2,476
Foreign Currency Contracts	—	2,154	—	—	2,154
Loans and Receivables	—	—	36,440	—	36,440
Other Investments	33,022	—	102,210	27,496	162,728

	$1,061,164	$4,545,350	$1,125,323	$376,097	$7,107,934

	June 30, 2015
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated Funds and CLO Vehicles (a)
Senior Secured Notes (b)	$—	$2,912,753	$—	$2,912,753
Subordinated Notes (b)	—	119,577	—	119,577
Freestanding Derivatives — Foreign Currency Contracts	—	7,580	—	7,580
Freestanding Derivatives — Credit Default Swaps	—	2,286	—	2,286
Freestanding Derivatives
Interest Rate Contracts	2,388	2,427	—	4,815
Foreign Currency Contracts	—	757	—	757
Credit Default Swaps	—	4,445	—	4,445
Securities Sold, Not Yet Purchased	—	138,783	—	138,783

	$2,388	$3,188,608	$—	$3,190,996

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2014
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$1,103,210	$1,103,210
Equity Securities	58,934	114,115	179,311	—	352,360
Partnership and LLC Interests	—	187,140	1,496,422	—	1,683,562
Debt Instruments	—	1,502,314	105,970	—	1,608,284
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,691,517	588,075	—	6,279,592
Corporate Bonds	—	292,690	—	—	292,690
Freestanding Derivatives — Foreign Currency Contracts	—	8,915	—	—	8,915
Freestanding Derivatives — Interest Rate Contracts	—	2,281	—	—	2,281
Other	13	19,455	25,045	—	44,513

Total Investments of Consolidated Blackstone Funds	58,947	7,818,427	2,394,823	1,103,210	11,375,407

Blackstone’s Treasury Cash Management Strategies
Investment Funds	307,111	—	—	—	307,111
Equity Securities	71,746	—	—	—	71,746
Debt Instruments	—	1,090,794	84,894	50,507	1,226,195
Other	—	—	—	61,009	61,009

Total Blackstone’s Treasury Cash Management Strategies	378,857	1,090,794	84,894	111,516	1,666,061
Money Market Funds	198,278	—	—	—	198,278
Net Investment Hedges — Foreign Currency Contracts	—	523	—	—	523
Freestanding Derivatives
Interest Rate Contracts	263	144	—	—	407
Foreign Currency Contracts	—	2,798	—	—	2,798
Credit Default Swaps	—	85	—	—	85
Loans and Receivables	—	—	40,397	—	40,397
Other Investments	31,731	436	104,491	9,593	146,251

	$668,076	$8,913,207	$2,624,605	$1,224,319	$13,430,207

	December 31, 2014
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated Funds and CLO Vehicles (a)
Senior Secured Notes	$—	$—	$6,448,352	$6,448,352
Subordinated Notes	—	—	348,752	348,752
Freestanding Derivatives — Foreign Currency Contracts	—	21,875	—	21,875
Freestanding Derivatives — Credit
Default Swaps	—	2,514	—	2,514
Freestanding Derivatives
Interest Rate Contracts	1,357	3,233	—	4,590
Foreign Currency Contracts	—	681	—	681
Credit Default Swaps	—	868	—	868
Securities Sold, Not Yet Purchased	—	85,878	—	85,878

	$1,357	$115,049	$6,797,104	$6,913,510

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.
(b)	Senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Transfers from Level I into Level II (a)	$—	$—	$—	$—
Transfers from Level II into Level I (b)	$89	$49,298	$5,777	$67,327

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds

Equity Securities	$86,132	Discounted Cash Flows	Discount Rate	8.7% - 25.0%	12.8%
			Revenue CAGR	1.8% - 22.0%	7.4%
			Exit Multiple - EBITDA	4.5x - 17.0x	9.3x
			Exit Multiple - P/E	10.5x - 15.0x	11.0x
	32,784	Transaction Price	N/A	N/A	N/A
	184	Market Comparable Companies	EBITDA Multiple	6.5x - 7.8x	6.9x
	34	Third Party Pricing	N/A	N/A	N/A
	5,366	Other	N/A	N/A	N/A

Partnership and LLC Interests	483,105	Discounted Cash Flows	Discount Rate	4.4% - 25.7%	9.4%
			Revenue CAGR	-22.0% - 27.9%	8.4%
			Exit Multiple - EBITDA	3.0x - 23.3x	10.2x
			Exit Capitalization Rate	3.1% - 19.5%	6.3%
	17,991	Transaction Price	N/A	N/A	N/A
	11,671	Third Party Pricing	N/A	N/A	N/A
	2,002	Other	N/A	N/A	N/A

Debt Instruments	9,501	Discounted Cash Flows	Discount Rate	6.5% - 34.3%	14.6%
			Revenue CAGR	7.2% - 20.0%	16.1%
			Exit Multiple - EBITDA	6.3x - 9.5x	8.5x
			Exit Capitalization Rate	1.0% - 4.4%	2.0%
	21,222	Third Party Pricing	N/A	N/A	N/A
	3,165	Transaction Pricing	N/A	N/A	N/A
	249	Market Comparable Companies	EBITDA Multiple	6.4x	N/A

Assets of Consolidated CLO Vehicles	198,226	Third Party Pricing	N/A	N/A	N/A
	65,517	Market Comparable Companies	EBITDA Multiple	4.5x - 7.0x	5.1x

Total Investments of Consolidated Blackstone Funds	937,149

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$35,979	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.9%
			Recovery Rate	30.0% - 70.0%	67.9%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0% - 30.0%	29.6%
			Reinvestment Rate	LIBOR + 350 bps	LIBOR + 395 bps
				LIBOR + 450 bps
			Discount Rate	5.8% - 11.3%	6.7%
	13,545	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	14,727	Discounted Cash Flows	Discount Rate	14.8%	N/A
	21,713	Transaction Price	N/A	N/A	N/A

Other Investments	85,388	Discounted Cash Flows	Discount Rate	1.3% - 12.5%	3.0%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	446	Market Comparable Companies	EBITDA Multiple	6.9x	N/A
	16,376	Transaction Price	N/A	N/A	N/A

Total	$1,125,323

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$106,727	Discounted Cash Flows	Discount Rate	8.4% - 24.7%	11.8%
			Revenue CAGR	0.7% - 24.4%	7.1%
			Exit Multiple - EBITDA	5.0x - 13.0x	10.1x
			Exit Multiple - P/E	10.5x - 17.0x	11.2x
	67,706	Transaction Price	N/A	N/A	N/A
	163	Market Comparable Companies	EBITDA Multiple	6.7x - 7.6x	6.9x
	45	Third Party Pricing	N/A	N/A	N/A
	4,670	Other	N/A	N/A	N/A

Partnership and LLC Interests	485,748	Discounted Cash Flows	Discount Rate	4.4% - 21.5%	9.5%
			Revenue CAGR	-4.4% - 41.7%	6.5%
			Exit Multiple - EBITDA	1.0x - 19.1x	9.7x
			Exit Capitalization Rate	2.0% - 19.1%	6.8%
	996,199	Transaction Price	N/A	N/A	N/A
	13,793	Third Party Pricing	N/A	N/A	N/A
	682	Other	N/A	N/A	N/A

Debt Instruments	9,570	Discounted Cash Flows	Discount Rate	8.8% - 24.7%	16.1%
			Revenue CAGR	4.7% - 6.8%	5.0%
			Exit Multiple - EBITDA	5.9x - 11.3x	11.0x
			Exit Capitalization Rate	1.0% - 12.4%	9.3%
			Default Rate	2%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	95,542	Third Party Pricing	N/A	N/A	N/A
	686	Transaction Price	N/A	N/A	N/A
	172	Market Comparable Companies	EBITDA Multiple	6.6x - 7.9x	6.6x

Assets of Consolidated CLO Vehicles	318,636	Third Party Pricing	N/A	N/A	N/A
	290,658	Market Comparable Companies	EBITDA Multiple	3.8x - 15.0x	6.1x
	3,826	Discounted Cash Flows	Discount Rate	8.0%	N/A

Total Investments of Consolidated Blackstone Funds	2,394,823

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$26,167	Discounted Cash Flows	Default Rate	1.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	30.0%	N/A
			Reinvestment Rate	LIBOR + 450 bps	N/A
			Discount Rate	5.8% - 10.0%	7.2%
	54,257	Third Party Pricing	N/A	N/A	N/A
	4,470	Transaction Price	N/A	N/A	N/A

Loans and Receivables	26,247	Discounted Cash Flows	Discount Rate	10.5% - 12.2%	10.9%
	14,150	Transaction Price	N/A	N/A	N/A

Other Investments	11,887	Transaction Price	N/A	N/A	N/A
	92,604	Discounted Cash Flows	Discount Rate	1.3% - 12.5%	2.9%
			Default Rate	2.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A

Total	$2,624,605

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$6,797,104	Discounted Cash Flows	Default Rate	2.0%	N/A

			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.3% - 19.3%	2.3%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2015				2014
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period (a)	$920,448	$40,691	$163,798	$1,124,937	$2,442,346	$61,573	$123,525	$2,627,444
Transfer Out Due to Deconsolidation	—	—	—	—	(140,393)	—	—	(140,393)
Transfer In to Level III (b)	59,939	—	2,772	62,711	196,770	—	4,293	201,063
Transfer Out of Level III (b)	(156,054)	—	(24,480)	(180,534)	(234,833)	—	(9,735)	(244,568)
Purchases	154,173	—	8,407	162,580	160,206	12,403	55,791	228,400
Sales	(98,872)	(5,464)	(1,819)	(106,155)	(210,913)	(31,345)	(4,126)	(246,384)
Settlements	—	(1,041)	(115)	(1,156)	—	(432)	(145)	(577)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income	57,515	2,254	3,171	62,940	47,672	526	(2,086)	46,112

Balance, End of Period	$937,149	$36,440	$151,734	$1,125,323	$2,260,855	$42,725	$167,517	$2,471,097

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$17,044	$2,255	$471	$19,770	$65,791	$526	$(1,393)	$64,924

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2015				2014
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period (a)	$2,394,821	$40,397	$189,384	$2,624,602	$2,460,907	$137,788	$44,774	$2,643,469
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	—	205,890	—	—	205,890
Transfer Out Due to Deconsolidation	(1,460,538)	—	—	(1,460,538)	(238,399)	—	—	(238,399)
Transfer In to Level III (b)	58,184	—	19,897	78,081	222,991	—	7,972	230,963
Transfer Out of Level III (b)	(149,636)	—	(47,164)	(196,800)	(292,469)	—	(10,744)	(303,213)
Purchases	227,260	6,186	33,339	266,785	315,009	93,645	133,430	542,084
Sales	(178,391)	(9,535)	(36,973)	(224,899)	(487,333)	(188,064)	(7,573)	(682,970)
Settlements	—	(2,079)	(218)	(2,297)	—	(1,170)	(301)	(1,471)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income	45,449	1,471	(6,531)	40,389	74,259	526	(41)	74,744

Balance, End of Period	$937,149	$36,440	$151,734	$1,125,323	$2,260,855	$42,725	$167,517	$2,471,097

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$13,511	$1,343	$1,879	$16,733	$86,668	$526	$1,172	$88,366

	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2015			2014
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$—	$—	$—	$7,795,523	$619,188	$8,414,711
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	32,197	10,000	42,197
Transfer Out Due to Deconsolidation	—	—	—	(814,300)	(133,454)	(947,754)
Settlements	—	—	—	(609,646)	—	(609,646)
Changes in (Gains) Losses Included in Earnings and Other Comprehensive Income	—	—	—	4,064	(20,977)	(16,913)

Balance, End of Period	$—	$—	$—	$6,407,838	$474,757	$6,882,595

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$—	$—	$—	$2,510	$(20,977)	$(18,467)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2015			2014
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,448,352	$348,752	$6,797,104	$8,302,572	$610,435	$8,913,007
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	504,216	96,182	600,398
Transfer Out Due to Deconsolidation	(4,168,405)	(261,934)	(4,430,339)	(1,453,391)	(173,252)	(1,626,643)
Transfer Out Due to Amended CLO Guidance (e)	(2,279,947)	(86,818)	(2,366,765)	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	(998,633)	(110)	(998,743)
Changes in (Gains) Losses Included in Earnings and Other Comprehensive Income	—	—	—	53,074	(58,498)	(5,424)

Balance, End of Period	$—	$—	$—	$6,407,838	$474,757	$6,882,595

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$—	$—	$—	$48,982	$(58,498)	$(9,516)

(a)	Beginning of period 2015 balances have been adjusted to remove investments for which fair value is based on NAV. Pursuant to amended fair value guidance, disclosure in the fair value hierarchy is no longer required.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.
(d)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities.
(e)	Transfers out due to amended CLO measurement guidance represents the transfer out of Level III for liabilities of consolidated CLO vehicles for which fair value is based on the more observable fair value of CLO assets. Such liabilities are classified as Level II within the fair value hierarchy. As the guidance was adopted as of January 1, 2015, there are no transfers for the three months ending June 30, 2015.

9.	VARIABLE INTEREST ENTITIES

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

	June 30, 2015	December 31, 2014
Investments	$774,579	$776,079
Accounts Receivable	28,729	125,316
Due from Affiliates	34,722	53,751

Total VIE Assets	838,030	955,146
Due to Affiliates	30	108
Accounts Payable, Accrued Expenses and Other Liabilities	244	124
Potential Clawback Obligation	260,198	206,725

Maximum Exposure to Loss	$1,098,502	$1,162,103

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2015, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $61.2 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $61.2 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $64.4 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged as of June 30, 2015:

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$1,847	$—	$—	$—	$1,847
Asset-Backed Securities	—	750	39,057	—	39,807

Total	$1,847	$750	$39,057	$—	$41,654

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$41,654

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of June 30, 2015:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedge	$525	$—	$—	$525
Freestanding Derivatives	4,630	1,981	659	1,990
Reverse Repurchase Agreements	61,376	61,150	—	226

Total	$66,531	$63,131	$659	$2,741

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$12,303	$1,981	$10,309	$13
Repurchase Agreements	41,654	40,983	671	—

Total	$53,957	$42,964	$10,980	$13

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

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30, 2015	December 31, 2014
Furniture, Equipment and Leasehold Improvements, Net	$138,902	$135,740
Prepaid Expenses	159,283	102,503
Other Assets	34,937	82,704
Freestanding Derivatives	4,630	3,290
Net Investment Hedges	525	523

	$338,277	$324,760

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has entered into a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2015, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.2 billion, which was fully offset with an accompanying overdraft.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Condensed Consolidated Statements of Financial Condition, were:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value (c)	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$618,812	$678,776	$622,552	$684,158
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$397,536	$460,960	$397,357	$462,360
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$391,775	$428,840	$391,344	$436,240
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$237,564	$290,850	$237,487	$307,125
Blackstone Issued 5.000%, $500 Million Par, Notes Due 6/15/2044	$488,066	$497,900	$487,966	$527,500
Blackstone Issued 4.450%, $350 Million Par, Notes Due 7/15/2045	$343,952	$318,780	$—	$—
Blackstone Issued 2.000%, €300 Million Par, Notes Due 5/19/2025	$331,929	$329,293	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.
(c)	The carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct deduction from the related liability for all periods presented in accordance with amended guidance on simplifying the presentation of such costs.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2015				December 31, 2014
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$2,912,753	1.94%		4.5	$6,594,266	1.27%		3.8
Subordinated Notes	181,480	(a	)	N/A	740,050	(a	)	N/A

	$3,094,233				$7,334,316

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2015			December 31, 2014
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$2,912,753	$—	$—	$6,448,352	$2,500	$2,504
Subordinated Notes	$119,577	$10,000	$9,616	$348,752	$24,200	$14,377

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2015 and December 31, 2014, the fair value of the consolidated CLO assets was $3.9 billion and $8.0 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of June 30, 2015 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2015	$—	$4,166	$4,166
2016	—	69	69
2017	—	392,436	392,436
2018	—	—	—
2019	585,000	—	585,000
Thereafter	2,237,080	2,701,797	4,938,877

Total	$2,822,080	$3,098,468	$5,920,548

13.	INCOME TAXES

Blackstone’s effective tax rate was 11.0% and 6.4% for the three months ended June 30, 2015 and 2014, respectively, and 7.7% and 6.8% for the six months ended June 30, 2015 and 2014, respectively. Blackstone’s income tax provision was $43.3 million and $83.3 million for the three months ended June 30, 2015 and 2014, respectively, and $142.6 million and $137.4 million for the six months ended June 30, 2015 and 2014, respectively.

Blackstone’s effective tax rate for the three and six months ended June 30, 2015 and 2014 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and six months ended June 30, 2015 and June 30, 2014 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income Attributable to The
Blackstone Group L.P.	$134,168	$517,016	$763,616	$782,633

Basic Net Income Per Common Unit
Weighted-Average Common Units Outstanding	631,881,205	606,690,740	628,597,331	604,123,284

Basic Net Income Per Common Unit	$0.21	$0.85	$1.21	$1.30

Diluted Net Income Per Common Unit
Weighted-Average Common Units Outstanding	631,881,205	606,690,740	628,597,331	604,123,284
Weighted-Average Unvested Deferred Restricted Common Units	2,311,444	3,207,089	4,133,258	3,674,476

Weighted-Average Diluted Common Units Outstanding	634,192,649	609,897,829	632,730,589	607,797,760

Diluted Net Income Per Common Unit	$0.21	$0.85	$1.21	$1.29

The following table summarizes the anti-dilutive securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-Average Blackstone Holdings Partnership Units	555,641,388	544,158,132	552,260,871	546,727,909

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

During the six months ended June 30, 2015 and 2014, no units were repurchased. As of June 30, 2015, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and six months ended June 30, 2015, the Partnership recorded compensation expense of $210.3 million and $482.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $3.4 million and $27.0 million, respectively. For the three and six months ended June 30, 2014, the Partnership recorded compensation expense of $186.9 million and $381.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $6.4 million and $13.6 million, respectively. As of June 30, 2015, there was $1.1 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 5.2 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,183,966,896 as of June 30, 2015. Total outstanding unvested phantom units were 12,012 as of June 30, 2015.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2015 and of changes during the period January 1, 2015 through June 30, 2015 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	33,498,237	$26.19	17,569,372	$16.95	1,455	$31.95
Granted	19,874,298	37.86	3,703,892	33.73	998	33.83
Vested	(17,901,009)	30.20	(5,770,811)	18.83	(815)	32.62
Forfeited	43,916	25.17	(46,452)	23.87	—	—
Exchanged	—	—	(10,374)	28.23	10,374	28.23

Balance, June 30, 2015	35,515,442	$30.70	15,445,627	$20.24	12,012	$28.85

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2015, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	29,450,530	4.5
Deferred Restricted Blackstone Common Units	13,345,470	2.1

Total Equity-Based Awards	42,796,000	3.7

Phantom Units	8,606	3.5

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $3.0 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	June 30, 2015	December 31, 2014
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$2,365	$2,518
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	267,359	237,341
Amounts Due from Portfolio Companies and Funds	404,149	372,820
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	7,979	32,020
Management and Performance Fees Due from Non-Consolidated Funds	391,745	355,657
Payments Made on Behalf of Non-Consolidated Entities	169,339	111,796
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	14,375	16,256

	$1,257,311	$1,128,408

	June 30, 2015	December 31, 2014
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,244,731	$1,234,890
Accrual for Potential Repayment of Previously Received Performance Fees	3,453	3,889
Due to Note Holders of Consolidated CLO Vehicles	9,616	16,881
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	13,825	21,266
Payable to Affiliates for Consolidated Funds	—	22,447
Distributions Received on Behalf of Blackstone Entities	75,506	176,304
Payments Made by Non-Consolidated Entities	29,335	14,411

	$1,376,466	$1,490,088

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2015 and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

December 31, 2014, such investments aggregated $821.2 million and $1.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $31.6 million and $50.8 million for the three months ended June 30, 2015 and 2014, respectively, and $81.1 million and $95.7 million for the six months ended June 30, 2015 and 2014, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $28.8 million and $81.3 million for the three months ended June 30, 2015 and 2014, respectively. Management and Advisory Fees, Net earned from affiliates totaled $76.9 million and $155.4 million for the six months ended June 30, 2015 and 2014, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.2 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $3.3 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2015. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.3 billion over the next 15 years. The after-tax net present value of these estimated payments totals $392.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.3 billion of investment commitments as of June 30, 2015 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $28.9 million as of June 30, 2015 which includes $14.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $4.6 million as of June 30, 2015.

The Blackstone Holdings Partnerships provide guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2015 was $109.5 million.

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

The following table presents the clawback obligations by segment:

	June 30, 2015			December 31, 2014
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Real Estate	$45	$1,624	$1,669	$130	$1,647	$1,777
Credit	1,043	741	1,784	1,241	871	2,112

Total	$1,088	$2,365	$3,453	$1,371	$2,518	$3,889

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2015, $542.3 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Credit — Blackstone’s Credit segment, which principally includes GSO Capital Partners LP (“GSO”), manages credit-focused products within private and public debt market strategies. GSO’s products include senior credit-focused funds, mezzanine funds, distressed debt funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$121,918	$140,743	$130,216	$123,615	$—	$516,492
Advisory Fees	—	—	—	—	76,998	76,998
Transaction and Other Fees, Net	(12,131)	21,510	—	2,060	289	11,728
Management Fee Offsets	(9,028)	(5,428)	(608)	(3,370)	—	(18,434)

Total Management and Advisory Fees, Net	100,759	156,825	129,608	122,305	77,287	586,784

Performance Fees
Realized
Carried Interest	546,575	363,983	—	26,925	—	937,483
Incentive Fees	—	1,220	16,915	29,684	—	47,819
Unrealized
Carried Interest	(305,573)	(188,608)	8,014	44,218	—	(441,949)
Incentive Fees	—	3,935	15,855	6,521	—	26,311

Total Performance Fees	241,002	180,530	40,784	107,348	—	569,664

Investment Income (Loss)
Realized	50,258	85,432	(1,757)	2,723	(159)	136,497
Unrealized	(22,301)	(107,691)	2,032	2,760	(523)	(125,723)

Total Investment Income (Loss)	27,957	(22,259)	275	5,483	(682)	10,774
Interest and Dividend Revenue	7,667	10,259	3,970	5,938	3,192	31,026
Other	2,515	1,077	459	34	(112)	3,973

Total Revenues	379,900	326,432	175,096	241,108	79,685	1,202,221

Expenses
Compensation and Benefits Compensation	67,079	79,484	45,841	47,124	49,824	289,352
Performance Fee Compensation
Realized
Carried Interest	106,502	116,168	—	15,362	—	238,032
Incentive Fees	—	671	8,711	12,455	—	21,837
Unrealized
Carried Interest	(25,574)	(50,559)	4,077	21,497	—	(50,559)
Incentive Fees	—	230	3,764	2,137	—	6,131

Total Compensation and Benefits	148,007	145,994	62,393	98,575	49,824	504,793
Other Operating Expenses	62,458	43,346	20,499	23,539	18,559	168,401

Total Expenses	210,465	189,340	82,892	122,114	68,383	673,194

Economic Income	$169,435	$137,092	$92,204	$118,994	$11,302	$529,027

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,202,221	$22,981	(a)	$1,225,202	$2,236,959	$20,901	(a)	$2,257,860
Expenses	$673,194	$241,238	(b)	$914,432	$885,964	$203,817	(b)	$1,089,781
Other Income	$—	$82,015	(c)	$82,015	$—	$138,585	(c)	$138,585
Economic Income	$529,027	$(136,242)	(d)	$392,785	$1,350,995	$(44,331)	(d)	$1,306,664

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2015	2014
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(31,781)	$(21,040)
Fund Expenses Added in Consolidation	33,677	765
Non-Controlling Interests in Income of Consolidated Entities	80,496	162,547
Transaction-Related Other Income	(377)	(3,687)

Total Consolidation Adjustments and Reconciling Items	$82,015	$138,585

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2015	2014
Economic Income	$529,027	$1,350,995

Adjustments
Amortization of Intangibles	(24,720)	(28,310)
IPO and Acquisition-Related Charges	(192,018)	(178,568)
Non-Controlling Interests in Income of Consolidated Entities	80,496	162,547

Total Consolidation Adjustments and Reconciling Items	(136,242)	(44,331)

Income Before Provision for Taxes	$392,785	$1,306,664

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments as of and for the six months ended June 30, 2015 and 2014:

	June 30, 2015 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$230,301	$293,091	$260,853	$248,644	$—	$1,032,889
Advisory Fees	—	—	—	—	161,236	161,236
Transaction and Other Fees, Net	8,228	36,726	25	3,517	305	48,801
Management Fee Offsets	(13,977)	(10,294)	(888)	(11,220)	—	(36,379)

Total Management and Advisory Fees, Net	224,552	319,523	259,990	240,941	161,541	1,206,547

Performance Fees
Realized
Carried Interest	929,553	1,175,232	—	40,292	—	2,145,077
Incentive Fees	—	1,943	27,431	48,115	—	77,489
Unrealized
Carried Interest	261,249	(369,627)	8,014	32,267	—	(68,097)
Incentive Fees	—	10,004	63,282	15,645	—	88,931

Total Performance Fees	1,190,802	817,552	98,727	136,319	—	2,243,400

Investment Income (Loss)
Realized	95,074	156,776	(12,132)	4,960	(389)	244,289
Unrealized	9,186	(70,181)	6,515	9,647	959	(43,874)

Total Investment Income (Loss)	104,260	86,595	(5,617)	14,607	570	200,415
Interest and Dividend Revenue	15,284	20,256	7,919	11,589	6,429	61,477
Other	690	(2,900)	(1,148)	3,527	(1,068)	(899)

Total Revenues	1,535,588	1,241,026	359,871	406,983	167,472	3,710,940

Expenses
Compensation and Benefits Compensation	137,168	164,318	101,945	97,001	118,758	619,190
Performance Fee Compensation Realized
Carried Interest	145,984	362,664	—	21,632	—	530,280
Incentive Fees	—	1,027	12,181	20,856	—	34,064
Unrealized
Carried Interest	152,546	(148,643)	4,077	15,841	—	23,821
Incentive Fees	—	2,805	19,415	8,872	—	31,092

Total Compensation and Benefits	435,698	382,171	137,618	164,202	118,758	1,238,447
Other Operating Expenses	101,213	83,489	41,705	45,375	39,901	311,683

Total Expenses	536,911	465,660	179,323	209,577	158,659	1,550,130

Economic Income	$998,677	$775,366	$180,548	$197,406	$8,813	$2,160,810

Segment Assets as of June 30, 2015	$6,684,342	$7,757,463	$1,473,846	$2,873,517	$1,063,761	$19,852,929

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2015 and 2014:

	June 30, 2015 and the Six Months Then Ended			Six Months Ended June 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$3,710,940	$26,620(a)	$3,737,560	$3,745,778	$38,750(a)	$3,784,528
Expenses	$1,550,130	$506,870(b)	$2,057,000	$1,569,537	$408,095(b)	$1,977,632
Other Income	$—	$175,570(c)	$175,570	$—	$208,740(c)	$208,740
Economic Income	$2,160,810	$(304,680)(d)	$1,856,130	$2,176,241	$(160,605)(d)	$2,015,636
Total Assets	$19,852,929	$4,830,572(e)	$24,683,501

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2015	2014
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(35,492)	$(38,918)
Fund Expenses Added in Consolidation	43,044	19
Non-Controlling Interests in Income of Consolidated Entities	169,819	252,300
Transaction-Related Other Income	(1,801)	(4,661)

Total Consolidation Adjustments and Reconciling Items	$175,570	$208,740

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2015	2014
Economic Income	$2,160,810	$2,176,241

Adjustments
Amortization of Intangibles	(50,619)	(57,313)
IPO and Acquisition-Related Charges	(423,880)	(355,592)
Non-Controlling Interests in Income of Consolidated Entities	169,819	252,300

Total Consolidation Adjustments and Reconciling Items	(304,680)	(160,605)

Income Before Provision for Taxes	$1,856,130	$2,015,636

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

19.	SUBSEQUENT EVENTS

There have been no events since June 30, 2015 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2015
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,164,640	$—	$—	$2,164,640
Cash Held by Blackstone Funds and Other	267,116	507,624	—	774,740
Investments	11,907,076	4,546,626	(533,892)	15,919,810
Accounts Receivable	406,656	254,924	—	661,580
Reverse Repurchase Agreements	61,376	—	—	61,376
Due from Affiliates	1,206,938	63,444	(13,071)	1,257,311
Intangible Assets, Net	409,828	—	—	409,828
Goodwill	1,787,392	—	—	1,787,392
Other Assets	333,360	4,917	—	338,277
Deferred Tax Assets	1,308,547	—	—	1,308,547

Total Assets	$19,852,929	$5,377,535	$(546,963)	$24,683,501

Liabilities and Partners’ Capital
Loans Payable	$2,809,633	$3,026,989	$—	$5,836,622
Due to Affiliates	1,274,031	119,788	(17,353)	1,376,466
Accrued Compensation and Benefits	2,441,214	18	—	2,441,232
Securities Sold, Not Yet Purchased	61,142	77,641	—	138,783
Repurchase Agreements	1,847	39,807	—	41,654
Accounts Payable, Accrued Expenses and Other Liabilities	495,347	441,629	—	936,976

Total Liabilities	7,083,214	3,705,872	(17,353)	10,771,733

Redeemable Non-Controlling Interests in Consolidated Entities	—	196,600	—	196,600

Partners’ Capital
Partners’ Capital	7,177,216	529,555	(530,320)	7,176,451
Appropriated Partners’ Capital	—	—	—	—
Accumulated Other Comprehensive Income (Loss)	(36,832)	—	710	(36,122)
Non-Controlling Interests in Consolidated Entities	1,368,882	945,508	—	2,314,390
Non-Controlling Interests in Blackstone Holdings	4,260,449	—	—	4,260,449

Total Partners’ Capital	12,769,715	1,475,063	(529,610)	13,715,168

Total Liabilities and Partners’ Capital	$19,852,929	$5,377,535	$(546,963)	$24,683,501

continued…

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,412,472	$—	$—	$1,412,472
Cash Held by Blackstone Funds and Other	348,957	1,459,135	—	1,808,092
Investments	12,123,708	11,835,242	(1,193,361)	22,765,589
Accounts Receivable	364,927	194,394	—	559,321
Due from Affiliates	1,060,831	723,285	(655,708)	1,128,408
Intangible Assets, Net	458,833	—	—	458,833
Goodwill	1,787,392	—	—	1,787,392
Other Assets	276,476	48,284	—	324,760
Deferred Tax Assets	1,252,230	—	—	1,252,230

Total Assets	$19,085,826	$14,260,340	$(1,849,069)	$31,497,097

Liabilities and Partners’ Capital
Loans Payable	$2,136,706	$6,787,135	$—	$8,923,841
Due to Affiliates	1,289,552	1,350,911	(1,150,375)	1,490,088
Accrued Compensation and Benefits	2,439,257	—	—	2,439,257
Securities Sold, Not Yet Purchased	—	85,878	—	85,878
Repurchase Agreements	—	29,907	—	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	430,712	763,867	—	1,194,579

Total Liabilities	6,296,227	9,017,698	(1,150,375)	14,163,550

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,441,854	—	2,441,854

Partners’ Capital
Partners’ Capital	6,999,830	698,694	(698,694)	6,999,830
Appropriated Partners’ Capital	—	81,301	—	81,301
Accumulated Other Comprehensive Income (Loss)	(21,932)	1,068	—	(20,864)
Non-Controlling Interests in Consolidated Entities	1,395,631	2,019,725	—	3,415,356
Non-Controlling Interests in Blackstone Holdings	4,416,070	—	—	4,416,070

Total Partners’ Capital	12,789,599	2,800,788	(698,694)	14,891,693

Total Liabilities and Partners’ Capital	$19,085,826	$14,260,340	$(1,849,069)	$31,497,097

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone AG Investment Partners L.P.*

Blackstone Distressed Securities Fund L.P.*

Blackstone Market Opportunities Fund L.P.*

Blackstone Real Estate Partners VI.C — ESH L.P.

Blackstone Real Estate Special Situations Fund L.P.

Blackstone Real Estate Special Situations Offshore Fund Ltd.

Blackstone Strategic Alliance Fund II L.P.*

Blackstone Strategic Alliance Fund L.P.

Blackstone Strategic Capital Holdings B L.P.*

Blackstone Strategic Capital Holdings L.P.*

Blackstone Strategic Equity Fund L.P.*

Blackstone Value Recovery Fund L.P.*

Blackstone/GSO Loan Financing Limited

Blackstone/GSO Secured Trust Ltd.*

BREP Edens Investment Partners L.P.*

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

•

Real Estate. We are a world leader in real estate investing, having built the largest private real estate investment business in the world since our start in 1991. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment funds, a registered investment company focused on liquid real estate debt investments (“BREIF”), a publicly traded real estate investment trust (“BXMT”) and core+ real estate investments, including the 2014 launch of our first commingled U.S.-focused open ended core+ fund. Our real estate opportunity funds are diversified geographically and have made significant investments in lodging, office buildings, shopping centers, residential and a variety of real estate operating companies. Our debt investment funds target high yield real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe. Our core+ funds target stabilized office, multifamily, industrial, and retail assets globally. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds, our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds and our core+ investment funds as our Blackstone Property Partners (“BPP”) funds.

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”). BAAM was organized in 1990 and has developed into a leading institutional solutions provider utilizing hedge funds across a wide variety of strategies. BAAM is the world’s largest discretionary allocator to hedge funds.

•

Credit. Our Credit segment is comprised principally of GSO Capital Partners LP (“GSO”), a global leader in managing credit-focused products within private and public debt market strategies. GSO’s products include senior credit-focused funds, mezzanine funds, distressed debt funds, general credit-focused funds, registered investment companies, separately managed accounts and collateralized loan obligation (“CLO”) vehicles.

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

Overall global equity indices were flat in the second quarter of 2015, although there was significant variance across regions. In the U.S., the S&P 500 Index was flat but saw a sharp increase in volatility driven primarily by concerns over a potential Greek default and exit from the euro currency block, as well as a sudden down-turn in Chinese equities. U.S. economic fundamentals generally remain strong, with the unemployment rate relatively stable at 5.3% as of June 2015. The Federal Reserve is now widely expected to raise interest rates as early as September of 2015.

Credit markets were relatively flat in the second quarter. In the U.S. high yield spreads were stable and issuance, particularly in leveraged loans, remained active. Base rates in the U.S. remained at historically low levels. In European credit markets, spreads widened year-over-year and high yield issuance fell, weighed by investor concerns over the impact of a potential Greek default.

Global equity capital market activity fell year-over-year but financial sponsors remained active participants, capitalizing on healthy investor demand and attractive valuations to monetize portfolio investments. Merger and acquisition activity increased sharply year-over-year both in the second quarter and first half of 2015, with the U.S. and Asia reaching all-time records for announced deal activity.

Global real estate supply and demand dynamics continue to support a robust level of investment activity. In the U.S., construction starts remain at only 1.2% of stock, meaningfully below historic levels. Although the U.S. public REIT market declined by 11.3% in the second quarter of 2015, operating fundamentals demonstrated strength, reinforced by quarterly same store net operating income (“NOI”) growth of 5.0% across all sectors, which represents 20 consecutive quarters of NOI growth since bottoming in the fourth quarter of 2009. The recovery in U.S. real estate values has supported the continued growth of debt capital, with commercial mortgage-backed securities issuance of $52 billion year to date, up 33% compared to the first half of 2014, but still well below 2007 levels. In Europe, the ongoing debt crisis in Greece overshadowed moderate GDP growth across Western and Southern Europe. Economic expansion in India has continued, with 2015 GDP growth forecasted at 7.5%. Although growth in China has recently moderated, middle income population has grown more than six-fold since 2001, which has driven retail consumption across the region. Ongoing capital market dislocation across emerging markets in Asia has provided minimal liquidity for real estate owners and reduced financing for new construction, providing an opportunity for private real estate investment.

Significant Transactions

On May 19, 2015, Blackstone issued €300 million in aggregate principal amount of 2.000% senior notes which will mature on May 19, 2025.

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

On October 10, 2014, Blackstone announced that its Board of Directors had approved a plan to spin off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combine these businesses with PJT Partners, an independent financial advisory firm founded by Paul J. Taubman. Blackstone’s capital markets business will not be part of the transaction, and will be retained by Blackstone. The parties expect the transaction to close near the end of the third quarter or beginning of the fourth quarter of 2015. The new entity will be an independent, publicly traded company, which will be led by Mr. Taubman as Chairman and Chief Executive Officer. The transaction is intended to be tax-free to Blackstone and Blackstone’s unitholders.

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

In addition, legislation was proposed in 2014 that would, among other things (a) generally treat publicly traded partnerships (other than those deriving 90 percent of their income from activities relating to mining and natural resources) as taxable corporations for tax years beginning after 2016 and (b) recharacterize a portion of capital gain from certain partnership interests held in connection with the performance of services as ordinary income for tax years beginning after 2014.

States and other jurisdictions have also considered legislation to increase taxes with respect to Carried Interest. For example, New York has considered legislation, which could have caused a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. It is unclear whether or when similar legislation will be enacted. Finally, several state and local jurisdictions have evaluated ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation.

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

Other proposals have contemplated the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. Such proposals include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us, including changes to the rules for depreciating or amortizing assets, including goodwill, and changes to rules affecting real estate investment trusts, partnerships and tax-exempt entities. A variation of this proposal completes a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. Such proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Recent legislation has also proposed audit procedure adjustments that could affect large partnerships like us. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from EI, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation costs and (b) income earned from Blackstone’s investments in the Blackstone Funds. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) non-interest operating expenses. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of FRE.

Effective January 1, 2015, Blackstone redefined FRE to exclude Interest Income and Dividend Revenue, Interest Expense and Investment Income (Loss) — Blackstone Treasury Cash Management Strategies.

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

As a result of the redefinition of FRE noted above, effective January 1, 2015, Distributable Earnings has been redefined to exclude Unrealized Investment Income (Loss) — Blackstone Treasury Cash Management Strategies.

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

Summary Walkdown of GAAP to Non-GAAP Financial Metrics

The relationship of our GAAP to non-GAAP financial measures is presented in the summary walkdown below. The summary walkdown shows how each non-GAAP financial measure is related to the other non-GAAP financial measures. This presentation is not meant to be a detailed calculation of each measure, but to show the relationship between the measures. For the calculation of each of these non-GAAP financial measures and a full reconciliation of Income Before Provision for Taxes to Distributable Earnings, please see “—Liquidity and Capital Resources — Sources of Liquidity.”

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days’ up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$574,132	$619,523	$(45,391)	-7%	$1,190,900	$1,192,683	$(1,783)	-0%

Performance Fees
Realized
Carried Interest	937,483	641,659	295,824	46%	2,145,077	975,282	1,169,795	120%
Incentive Fees	47,682	39,504	8,178	21%	77,320	83,298	(5,978)	-7%
Unrealized
Carried Interest	(441,930)	660,682	(1,102,612)	N/M	(68,090)	991,076	(1,059,166)	N/M
Incentive Fees	25,070	54,639	(29,569)	-54%	87,106	118,872	(31,766)	-27%

Total Performance Fees	568,305	1,396,484	(828,179)	-59%	2,241,413	2,168,528	72,885	3%

Investment Income (Loss)
Realized	157,823	215,710	(57,887)	-27%	345,753	368,736	(22,983)	-6%
Unrealized	(100,999)	10,809	(111,808)	N/M	(82,726)	24,309	(107,035)	N/M

Total Investment Income	56,824	226,519	(169,695)	-75%	263,027	393,045	(130,018)	-33%

Interest and Dividend Revenue	21,965	15,340	6,625	43%	43,885	29,409	14,476	49%
Other	3,976	(6)	3,982	N/M	(1,665)	863	(2,528)	N/M

Total Revenues	1,225,202	2,257,860	(1,032,658)	-46%	3,737,560	3,784,528	(46,968)	-1%

Expenses
Compensation and Benefits Compensation	473,019	500,641	(27,622)	-6%	1,032,578	985,992	46,586	5%
Performance Fee Compensation
Realized
Carried Interest	238,033	260,301	(22,268)	-9%	530,281	409,699	120,582	29%
Incentive Fees	21,837	18,509	3,328	18%	34,064	42,144	(8,080)	-19%
Unrealized
Carried Interest	(50,559)	114,296	(164,855)	N/M	23,821	155,026	(131,205)	-85%
Incentive Fees	6,130	24,692	(18,562)	-75%	31,091	48,223	(17,132)	-36%

Total Compensation and Benefits	688,460	918,439	(229,979)	-25%	1,651,835	1,641,084	10,751	1%
General, Administrative and Other	146,859	136,492	10,367	8%	277,832	272,046	5,786	2%
Interest Expense	37,414	29,847	7,567	25%	68,784	54,514	14,270	26%
Fund Expenses	41,699	5,003	36,696	733%	58,549	9,988	48,561	486%

Total Expenses	914,432	1,089,781	(175,349)	-16%	2,057,000	1,977,632	79,368	4%

Other Income
Net Gains from Fund Investment Activities	82,015	138,585	(56,570)	-41%	175,570	208,740	(33,170)	-16%

Income Before Provision for Taxes	392,785	1,306,664	(913,879)	-70%	1,856,130	2,015,636	(159,506)	-8%
Provision for Taxes	43,251	83,282	(40,031)	-48%	142,595	137,379	5,216	4%

Net Income	349,534	1,223,382	(873,848)	-71%	1,713,535	1,878,257	(164,722)	-9%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,780	22,486	(8,706)	-39%	21,307	68,278	(46,971)	-69%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	66,716	140,061	(73,345)	-52%	148,512	184,022	(35,510)	-19%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	134,870	543,819	(408,949)	-75%	780,100	843,324	(63,224)	-7%

Net Income Attributable to The Blackstone Group L.P.	$134,168	$517,016	$(382,848)	-74%	$763,616	$782,633	$(19,017)	-2%

N/M	Not meaningful.

Revenues

Total Revenues were $1.2 billion for the three months ended June 30, 2015, a decrease of $1.0 billion compared to Total Revenues for the three months ended June 30, 2014 of $2.3 billion. The decrease in revenues was primarily attributable to decreases in Performance Fees and Investment Income of $828.2 million and $169.7 million, respectively.

The decrease in Performance Fees was primarily attributable to decreases in our Private Equity and Real Estate segments. The decrease in our Private Equity segment was a result of slightly lower returns despite positive net returns across the segment. In the case of BCP V, net returns were lower due in part to the catch up of performance fees in the fund. However, realized performance fees of $546.5 million during the quarter were a record for the segment. The decrease in Performance Fees in our Real Estate segment was primarily due to the decrease in the net appreciation from our BREP carry funds. For the three months ended June 30, 2015, the carrying value of investments for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 1.2% driven by continued strong operating fundamentals across the portfolio, partially offset by declines in public investment values. Our BREDS drawdown and real estate hedge funds appreciated 3.5% and 1.5%, respectively.

The decrease in Investment Income was due to decreases in our Private Equity and Real Estate segments. The Private Equity segment had strong performance in public investments as well as private investments in the services and healthcare sectors, however was outpaced by public returns and investments in the healthcare and energy sectors from the second quarter of 2014. The decrease in our Real Estate segment was primarily due to the year over year decrease in the net appreciation of investments across our global Real Estate funds.

Total Revenues were $3.7 billion for the six months ended June 30, 2015, a decrease of $47.0 million compared to Total Revenues for the six months ended June 30, 2014 of $3.8 billion. The decrease in revenues was primarily attributable to a decrease of $130.0 million in Investment Income, partially offset by an increase in Performance Fees of $72.9 million.

The decrease in Investment Income was primarily attributable to decreases in our Private Equity, Real Estate, and Hedge Fund Solutions segments. The decrease in our Private Equity segment was principally driven by strong returns in our public portfolio and investments in the healthcare and services sectors in the second quarter of 2014 that were greater than the positive returns generated in the second quarter of 2015. The decrease in our Real Estate segment was primarily attributable to the same reason noted above. The decrease in our Hedge Fund Solutions segment was primarily driven by the year over year decrease in the net appreciation of investments of which Blackstone owns a share.

The increase in Performance Fees was principally due to an increase in our Private Equity segment, partially offset by decreases in our Real Estate and Credit segments. The increase in our Private Equity segment was driven mainly by BCP V which crossed its preferred return threshold and has been fully generating performance fees since the second quarter of 2014. The decrease in our Real Estate segment was primarily attributable to the same reasons noted above. For the six months ended June 30, 2015, the carrying value of investments for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 9.0% driven by appreciation in the private and public portfolios. Our BREDS drawdown and real estate hedge funds appreciated 4.9% and 4.8%, respectively. The decrease in our Credit segment was primarily attributable to lower returns in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 in certain alternative strategies.

Expenses

Expenses were $914.4 million for the three months ended June 30, 2015, a decrease of $175.3 million compared to $1.1 billion for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease of $230.0 million in Total Compensation and Benefits, which was comprised of a decrease in Performance Fee Compensation of $202.4 million due to the decrease in Performance Fees Revenue.

Expenses were $2.1 billion for the six months ended June 30, 2015, an increase of $79 million compared to $2.0 billion for the six months ended June 30, 2014. The increase was primarily attributable to increases in Total Compensation and Benefits, Interest, and Fund Expenses of $10.8 million, $14.3 million, and $48.6 million, respectively. The increase in Total Compensation and Benefits was comprised of a $46.6 million increase in Compensation, primarily due to an increase in headcount to support the growth of the businesses. This increase was partially offset by a $35.8 million decrease in Performance Fee Compensation, which was principally due to decreases in Performance Fee Compensation in the Credit and Real Estate segments. Interest Expense was $68.8 million for the six months ended June 30, 2015, an increase of $14.3 million, primarily related to Blackstone’s issuance of senior notes during the second quarter of 2014 and the second quarter of 2015. The increase of Fund Expenses was primarily due to the consolidated CLO vehicles in the Credit segment.

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

Other Income — Net Gains from Fund Investment Activities was $82.0 million for the three months ended June 30, 2015, a decrease of $56.6 million compared to $138.6 million for the three months ended June 30, 2014. The change was principally driven by decreases in our Private Equity and Real Estate segments.

Other Income — Net Gains from Fund Investment Activities was $175.6 million for the six months ended June 30, 2015, a decrease of $33.2 million compared to $208.7 million for the six months ended June 30, 2014. The change was principally driven by decreases in our Private Equity and Hedge Fund Solutions segments, partially offset by increases in our Credit and Real Estate segments.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended June 30, 2015 and 2014 was $43.3 million and $83.3 million, respectively. This resulted in an effective tax rate of 11.0% and 6.4%, respectively, based on our Income Before Provision for Taxes of $392.8 million and $1.3 billion, respectively. Two factors contributed to the 4.6% increase in the effective tax rate for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. First, pre-tax book income includes pre-tax income of $247.6 million and $1.1 billion for three months ended June 30, 2015 and three months ended June 30, 2014, respectively, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 7.3% increase in the effective tax rate between the respective three month periods.

Second, in the three months ended June 30, 2015, the tax deductible equity-based compensation expense exceeded the book equity-based compensation expense, while in the three months ended June 30, 2014, the book equity-based compensation expense exceeded the tax deductible equity-based compensation expense. Due to the change of the book and tax expense between the three months ended June 30, 2015 and the three months ended June 30, 2014, the effective tax rates decreased by 0.5% and increased by 1.8%, respectively. The change in these amounts resulted in a 2.3% decrease in the effective tax rate between the respective three month periods.

Blackstone’s Provision for Taxes for the six months ended June 30, 2015 and 2014 was $142.6 million and $137.4 million, respectively. This resulted in an effective tax rate of 7.7% and 6.8%, respectively, based on our Income Before Provision for Taxes of $1.9 billion and $2.0 billion, respectively.

Two factors contributed to the 0.9% increase in the effective tax rate for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. First, pre-tax book income includes pre-tax income of $1.4 billion and $1.7 billion for the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 1.6% increase in the effective tax rate between the respective six month periods.

Second, in both the six months ended June 30, 2015 and the six months ended June 30, 2014, book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that were not tax deductible since they represented a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense did not change significantly in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the effective tax rates increased by 0.1% and 1.0% in the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. The change in these amounts resulted in a 0.9% decrease in the effective tax rate between the respective six month periods.

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

For the three months ended June 30, 2015 and 2014, the net income before taxes allocated to Blackstone Holdings was 47.2% and 47.9%, respectively. For the six months ended June 30, 2015 and 2014, the net income before taxes allocated to Blackstone Holdings was 47.1% and 48.2%, respectively. The decreases of 0.7% and 1.1%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2015 and 2014. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals in graph may not add due to rounding.

	Three Months Ended
	June 30, 2015					June 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$49,342,211	$50,783,247	$64,114,498	$59,271,744	$223,511,700	$41,150,728	$53,490,834	$55,571,357	$53,386,685	$203,599,604
Inflows, including Commitments (a)	1,664,454	17,965,450	2,401,010	4,556,416	26,587,330	3,459,413	2,386,903	3,441,992	5,308,628	14,596,936
Outflows, including Distributions (b)	(105,798)	(4,095,483)	(1,740,930)	(1,977,723)	(7,919,934)	(601,787)	(67,501)	(1,990,723)	(831,330)	(3,491,341)
Realizations (c)	(1,516,664)	(2,359,597)	(91,871)	(964,570)	(4,932,702)	(1,383,552)	(2,971,203)	(8,704)	(2,085,949)	(6,449,408)

Net Inflows (Outflows)	41,992	11,510,370	568,209	1,614,123	13,734,694	1,474,074	(651,801)	1,442,565	2,391,349	4,656,187
Market Appreciation (Depreciation) (d)	152,986	390,240	829,463	723,131	2,095,820	263,954	(15,058)	1,070,098	338,975	1,657,969

Balance, End of Period (e)	$49,537,189	$62,683,857	$65,512,170	$61,608,998	$239,342,214	$42,888,756	$52,823,975	$58,084,020	$56,117,009	$209,913,760

Increase (Decrease)	$194,978	$11,900,610	$1,397,672	$2,337,254	$15,830,514	$1,738,028	$(666,859)	$2,512,663	$2,730,324	$6,314,156
Increase (Decrease)	0%	23%	2%	4%	7%	4%	-1%	5%	5%	3%

	Six Months Ended
	June 30, 2015					June 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739
Inflows, including Commitments (a)	9,311,196	19,409,865	5,471,659	8,480,306	42,673,026	3,842,118	5,693,677	5,809,622	9,138,826	24,484,243
Outflows, including Distributions (b)	(1,091,177)	(4,128,141)	(3,007,425)	(3,949,233)	(12,175,976)	(944,249)	(158,841)	(2,598,345)	(1,702,132)	(5,403,567)
Realizations (c)	(2,763,382)	(4,853,901)	(113,213)	(1,740,508)	(9,471,004)	(2,962,624)	(3,543,966)	(196,268)	(3,734,220)	(10,437,078)

Net Inflows (Outflows)	5,456,637	10,427,823	2,351,021	2,790,565	21,026,046	(64,755)	1,990,870	3,015,009	3,702,474	8,643,598
Market Appreciation (Depreciation) (d)	190,385	(307,034)	1,743,591	(2,573)	1,624,369	352,996	40,302	2,203,174	691,951	3,288,423

Balance, End of Period (e)	$49,537,189	$62,683,857	$65,512,170	$61,608,998	$239,342,214	$42,888,756	$52,823,975	$58,084,020	$56,117,009	$209,913,760

Increase	$5,647,022	$10,120,789	$4,094,612	$2,787,992	$22,650,415	$288,241	$2,031,172	$5,218,183	$4,394,425	$11,932,021
Increase	13%	19%	7%	5%	10%	1%	4%	10%	8%	6%

	Three Months Ended
	June 30, 2015					June 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$76,327,189	$92,785,658	$66,378,908	$74,959,534	$310,451,289	$66,142,945	$81,333,562	$58,262,659	$66,006,417	$271,745,583
Inflows, including Commitments (a)	18,131,316	2,226,631	2,479,463	8,412,232	31,249,642	2,736,511	2,477,644	3,307,591	6,015,825	14,537,571
Outflows, including Distributions (b)	(117,622)	(94,248)	(1,790,668)	(2,207,498)	(4,210,036)	(344,443)	(97,213)	(1,998,947)	(886,908)	(3,327,511)
Realizations (c)	(4,035,864)	(4,817,131)	(100,458)	(1,337,958)	(10,291,411)	(4,165,727)	(6,926,958)	(11,125)	(2,277,052)	(13,380,862)

Net Inflows (Outflows)	13,977,830	(2,684,748)	588,337	4,866,776	16,748,195	(1,773,659)	(4,546,527)	1,297,519	2,851,865	(2,170,802)
Market Appreciation (d)	1,721,318	1,477,724	862,621	1,462,399	5,524,062	3,924,876	3,623,953	1,112,581	681,522	9,342,932

Balance, End of Period (e)	$92,026,337	$91,578,634	$67,829,866	$81,288,709	$332,723,546	$68,294,162	$80,410,988	$60,672,759	$69,539,804	$278,917,713

Increase (Decrease)	$15,699,148	$(1,207,024)	$1,450,958	$6,329,175	$22,272,257	$2,151,217	$(922,574)	$2,410,100	$3,533,387	$7,172,130
Increase (Decrease)	21%	-1%	2%	8%	7%	3%	-1%	4%	5%	3%

	Six Months Ended
	June 30, 2015					June 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$73,073,252	$80,863,187	$63,585,671	$72,858,960	$290,381,070	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630
Inflows, including Commitments (a)	21,001,810	20,587,763	5,562,699	14,536,649	61,688,921	4,842,175	4,884,446	5,594,601	9,411,726	24,732,948
Outflows, including Distributions (b)	(142,979)	(262,551)	(3,065,415)	(4,480,770)	(7,951,715)	(512,241)	(677,113)	(2,611,206)	(1,788,580)	(5,589,140)
Realizations (c)	(7,349,682)	(13,972,030)	(126,266)	(2,344,277)	(23,792,255)	(8,847,962)	(8,973,223)	(287,013)	(4,548,850)	(22,657,048)

Net Inflows (Outflows)	13,509,149	6,353,182	2,371,018	7,711,602	29,944,951	(4,518,028)	(4,765,890)	2,696,382	3,074,296	(3,513,240)
Market Appreciation (d)	5,443,936	4,362,265	1,873,177	718,147	12,397,525	7,137,159	5,766,090	2,318,914	1,451,160	16,673,323

Balance, End of Period (e)	$92,026,337	$91,578,634	$67,829,866	$81,288,709	$332,723,546	$68,294,162	$80,410,988	$60,672,759	$69,539,804	$278,917,713

Increase	$18,953,085	$10,715,447	$4,244,195	$8,429,749	$42,342,476	$2,619,131	$1,000,200	$5,015,296	$4,525,456	$13,160,083
Increase	26%	13%	7%	12%	15%	4%	1%	9%	7%	5%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of June 30, 2015 included $193.3 million and $247.0 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $239.3 billion at June 30, 2015, an increase of $15.8 billion, or 7%, compared to $223.5 billion at March 31, 2015. The net increase was due to:

•	Inflows of $26.6 billion related to:

•	$18.0 billion in our Real Estate segment primarily related to $14.8 billion raised for our eighth global opportunistic fund, and $1.1 billion raised for BXMT,

•

$4.6 billion in our Credit segment principally related to $1.7 billion raised due to three CLO launches, $1.6 billion raised in our business development companies (“BDCs”), $738.3 million raised across our long only platform, and $461.3 million of fee-earning inflows across our Hedge Fund Strategies funds,

•

$2.4 billion in our Hedge Fund Solutions segment primarily related to $930.6 million in individual investor solutions, $661.4 million in customized solutions, $510.8 million in specialized solutions, and $298.2 million in commingled products, and

•

$1.7 billion in our Private Equity segment primarily related to $821.7 million in Tactical Opportunities platform, $516.2 million in Strategic Partners, and $226.1 million in total alternative solutions.

•	Net market appreciation of $2.1 billion primarily attributable to:

•	$829.5 million of market appreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 0.9% net,

•

$723.1 million of market appreciation in our Credit segment primarily due to the impact of foreign exchange rate fluctuations in our European CLO business and income appreciation across our long only platform, and

•	$390.2 million of market appreciation in our Real Estate segment due to the impact of foreign exchange rate fluctuations.

Offsetting these increases were:

•	Outflows of $7.9 billion primarily attributable to:

•	$2.0 billion in our Credit segment primarily related to $502.8 million in Hedge Fund Stratgies, $793.3 million in BDCs, and $641.9 million in long only platform,

•	$1.7 billion in our Hedge Fund Solutions segment reflecting liquidity needs of our limited partners primarily in commingled and customized products, and

•	$4.1 billion in our Real Estate segment primarily related to uninvested reserves at the close of the BREP VII investment period.

•	Realizations of $4.9 billion primarily driven by:

•	$2.4 billion in our Real Estate segment primarily from the realizations of $523.2 million in BREP VI, $423.5 million co-investment, $274.6 million in BREP Europe III, $186.5 million in BREP VII, and

•

$1.5 billion in our Private Equity segment primarily from BCP V strategic and public dispositions including Biomet, Hilton, Catalent, Nielsen, and Pinnacle; Strategic Partners fund of funds realizations, and

•	$964.6 million in our Credit segment primarily due to capital returned to our CLO investors.

BAAM had net inflows of $1.3 billion from July 1 through August 1, 2015.

Fee-Earning Assets Under Management were $239.3 billion at June 30, 2015, an increase of $22.7 billion, or 10%, compared to $216.7 billion at December 31, 2014. The net increase was due to:

•	Inflows of $42.7 billion related to:

•

$8.5 billion in our Credit segment principally related to $3.2 billion raised due to six CLO launches, $2.3 billion of capital raised for our BDCs, $1.0 billion of fee-earning inflows across our long only platform, an increase of $827.4 million in our Hedge Fund Strategies funds and $784.1 million in our carry funds,

•

$5.5 billion in our Hedge Fund Solutions segment mainly related to growth in its customized and commingled products and registered liquid alternatives and direct investing platforms, and additional closing on the general partner interests vehicle,

•

$19.4 billion in our Real Estate segment primarily related to $14.8 billion raised for the eighth global opportunistic fund, $1.0 billion raised for BPP and $1.0 billion raised in equity offerings for BXMT, and

•

$9.3 billion in our Private Equity segment primarily due to the commencement of the investment periods of our second energy fund and second tactical opportunities platform of separately managed accounts.

•	Net market appreciation of $1.6 billion primarily due to:

•	$1.7 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 3.6% net.

Offsetting these increases were:

•	Realizations of $9.5 billion primarily driven by:

•	$1.7 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods,

•	$4.9 billion in our Real Estate segment primarily from BREP VI ($1.8 billion), BREDS ($1.3 billion), BREP V ($427.0 million), co-investment ($622.3 million), and

•	$2.8 billion in our Private Equity segment primarily due to continued disposition activity across the segment.

•	Outflows of $12.2 billion primarily attributable to:

•	$3.0 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners,

•	$3.9 billion in our Credit segment primarily from our long only platform and BDCs,

•

$1.1 billion in our Private Equity segment primarily from the end of the investment periods for BEP and tactical opportunities initial platform of separately managed accounts, as well as the deployment of capital from our total alternative solutions funds, and

•	$4.1 billion in our Real Estate segment primarily attributable to the same reason noted above.

Total Assets Under Management

Total Assets Under Management were $332.7 billion at June 30, 2015, an increase of $22.3 billion, or 7%, compared to $310.5 billion at March 31, 2015. The net increase was due to:

•	Inflows of $31.2 billion related to:

•

$8.4 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, $2.6 billion of capital raised in energy focused products, and subsequent closings of $893 million in the European senior debt strategy.

•

$2.5 billion in our Hedge Fund Solutions segment, which primarily related to $930.6 million in individual investor solutions, $661.4 million in customized solutions and $510.8 million in specialized solutions,

•	$18.1 billion in our Private Equity segment primarily due to capital raised for BCP VII and the second platform of tactical opportunities separately managed accounts, and

•

$2.2 billion in our Real Estate segment primarily related to $506.8 million raised for the eighth global opportunistic fund, $1.0 billion raised through equity offerings for BXMT and $320.6 million for BPP.

•	Net market appreciation of $5.5 billion due to:

•

$1.5 billion in our Real Estate segment due to a carrying value increase in our opportunistic funds of 1.2% driven by strong operating fundamentals in the opportunistic portfolio despite declines in public investment values,

•

$1.7 billion in our Private Equity segment primarily due to fund performance, with a 3.5% overall increase in carrying value, driven by private portfolio appreciation of 4.0% mainly in the services and healthcare sectors, and

•	$1.5 billion in our Credit segment due to the same reasons in Fee-Earning Assets Under Management above, and performance in Mezzanine and Rescue Lending strategies.

Offsetting these increases were:

•	Realizations of $10.3 billion primarily driven by:

•	$4.8 billion in our Real Estate segment primarily due to the realizations across the segment with 78% of realizations generated from BREP VI, BREP VII, BREP Europe III and co-investment,

•	$1.3 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and capital returned to investors in the Mezzanine and Rescue Landing strategies, and

•	$4.0 billion in our Private Equity segment primarily due to continued disposition activity across the segment.

•	Outflows of $4.2 billion primarily attributable to:

•	$2.2 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$1.8 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners.

Total Assets Under Management were $332.7 billion at June 30, 2015, an increase of $42.3 billion, or 15%, compared to $290.4 billion at December 31, 2014. The net increase was due to:

•	Inflows of $61.7 billion related to:

•	$14.5 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above and capital raised in energy focused products and the European senior debt strategy.

•	$5.6 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•	$21.0 billion in our Private Equity segment primarily related to capital raised for BCP VII, BEP II and the second platform of tactical opportunities separately managed accounts, and

•	$20.6 billion in our Real Estate segment related to $15.1 billion raised for the eighth global opportunistic fund, $1.0 billion raised through equity offerings for BXMT, and $1.9 billion for BPP.

•	Market appreciation of $12.4 billion due to:

•	$5.4 billion in our Private Equity segment primarily due to strong fund performance, with a 9.4% overall increase in carrying value, including 14.2% in BCP V, 7.3% in BCP VI and 8.0% in BEP,

•	$4.4 billion in our Real Estate segment due to a carrying value increase in our opportunistic funds of 9.0% driven by appreciation in the private and public portfolios, and

•	$1.9 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 3.6% net.

Offsetting these increases were:

•	Realizations of $23.8 billion primarily driven by:

•	$14.0 billion in our Real Estate segment primarily due to realizations across the segment with 81% of realizations generated from BREP V, BREP VI, BREP VII and co-investment,

•	$7.3 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund, and

•	$2.3 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above and capital returned to investors in the Mezzanine and Rescue Lending strategies.

•	Outflows of $8.0 billion primarily attributable to:

•	$3.1 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners, and

•	$4.5 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note: Totals in graph may not add due to rounding.

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2014	2015	$	%	2014	2015	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$1,857,330	$1,800,854	$(56,476)	-3%	$3,886,349	$4,175,453	$289,104	7%
Real Estate	3,017,193	2,963,609	(53,584)	-2%	4,709,425	4,406,772	(302,653)	-6%
Hedge Fund Solutions	188,236	2,131	(186,105)	-99%	355,406	135,482	(219,924)	-62%
Credit	363,752	47,768	(315,984)	-87%	943,858	862,191	(81,667)	-9%

Total	$5,426,511	$4,814,362	$(612,149)	-11%	$9,895,038	$9,579,898	$(315,140)	-3%

Limited Partner Capital Invested was $4.8 billion for the three months ended June 30, 2015, a decrease of $612.1 million, or 11%, from $5.4 billion for the three months ended June 30, 2014. Limited Partner Capital Invested was $9.6 billion for the six months ended June 30, 2015, a decrease of $315.1 million, or 3%, compared to $9.9 billion for the six months ended June 30, 2014. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments. All of our segments deployed capital at a lower rate during the six months ended June 30, 2015 than in the six months ended June 30, 2014 due to a reduction in the general pace of new investments.

The following presents the committed undrawn capital available for investment (“dry powder”) as of June 30, 2014 and 2015:

Note:	Totals may not add due to rounding. Amounts are as of June 30, for each of the periods indicated.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of June 30, 2015 and 2014. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	June 30,
	2015	2014
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$186	$383
BCP V Carried Interest	1,119	558
BCP VI Carried Interest	320	233
BEP Carried Interest	82	81
Tactical Opportunities Carried Interest	36	19
BTAS Carried Interest	2	—
Strategic Partners Carried Interest	18	1
Other Carried Interest	1	—

Total Private Equity (a)	1,764	1,275

Real Estate
BREP IV Carried Interest	36	2
BREP V Carried Interest	583	618
BREP VI Carried Interest	868	1,389
BREP VII Carried Interest	565	459
BREP International I Carried Interest	—	2
BREP Europe III Carried Interest	200	144
BREP Europe IV Carried Interest	86	10
BREP Asia Carried Interest	43	9
BPP Carried Interest	18	1
BPP Incentive Fees	4	—
BREDS Carried Interest	11	18
BREDS Incentive Fees	3	3
Asia Platform Incentive Fees	7	9

Total Real Estate (a)	2,424	2,664

Hedge Fund Solutions
Incentive Fees	60	57

Total Hedge Fund Solutions	60	57

Credit
Carried Interest	183	176
Incentive Fees	41	69

Total Credit	224	245

Total Blackstone
Carried Interest	4,357	4,103
Incentive Fees	115	138

Net Accrued Performance Fees	$4,472	$4,241

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of June 30, 2015.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2015:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	244,793	1.2x	—	2,619,040	1.4x	2,863,833	1.3x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	221,559	2,552,980	1.4x	38%	18,651,006	3.2x	21,203,986	2.8x	45%	36%
BCP V (Dec 2005 / Jan 2011)	21,028,965	1,308,522	15,918,338	1.8x	62%	22,107,154	1.9x	38,025,492	1.9x	10%	9%
BCP VI (Jan 2011 / Jan 2017)	15,182,283	5,981,314	12,028,108	1.4x	17%	1,776,759	1.8x	13,804,867	1.4x	49%	14%
BEP (Aug 2011 / Feb 2015)	2,438,402	300,285	2,917,957	1.5x	25%	537,505	2.0x	3,455,462	1.5x	56%	28%
BEP II (Feb 2015 / Feb 2021)	4,951,351	4,951,351	—	N/A	—	—	N/A	—	N/A	N/A	N/A
BCP VII (TBD)	15,723,875	15,723,875	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	74,422,991	28,686,204	33,662,176	1.6x	40%	59,874,709	2.3x	93,536,885	1.9x	20%	16%

Tactical Opportunities	10,052,258	5,553,528	5,178,390	1.1x	2%	1,072,776	1.5x	6,251,166	1.2x	35%	14%
Strategic Partners	17,157,488	4,600,759	6,716,759	1.7x	N/A	12,162,598	1.2x	18,879,357	1.3x	N/A	15%
Other Funds and Co-Investment (d)	1,890,393	363,521	1,251,384	1.1x	51%	105,614	1.7x	1,356,998	1.1x	N/A	N/A

Total Private Equity	$103,523,130	$39,204,012	$46,808,709	1.5x	30%	$73,215,697	2.0x	$120,024,406	1.7x	19%	16%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	N/A	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	N/A	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	N/A	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	N/A	3,328,504	2.4x	3,328,504	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,095,583	1.0x	15%	3,627,456	2.2x	4,723,039	1.7x	45%	14%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	5,402,980	2.3x	31%	7,458,152	2.2x	12,861,132	2.2x	14%	12%
BREP VI (Feb 2007 / Aug 2011)	11,059,523	584,641	10,191,646	2.5x	66%	16,123,433	2.4x	26,315,079	2.4x	15%	14%
BREP VII (Aug 2011 / Apr 2015)	13,484,365	3,163,143	15,111,273	1.5x	1%	7,338,402	1.9x	22,449,675	1.6x	35%	25%
BREP VIII (Apr 2015 / Oct 2020)	15,060,000	15,041,248	102,944	1.0x	N/A	—	N/A	102,944	1.0x	N/A	N/A

Total Global BREP	$50,584,469	$18,789,032	$31,904,426	1.8x	28%	$42,080,458	2.2x	$73,984,884	2.0x	22%	18%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€1,547	0.2x	N/A	€1,362,975	2.1x	€1,364,522	2.1x	24%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	53,416	1,500,586	1.5x	32%	785,346	2.0x	2,285,932	1.6x	11%	6%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	465,841	3,631,038	1.8x	9%	2,005,051	2.1x	5,636,089	1.9x	25%	20%
BREP Europe IV (Sep 2013 / Mar 2019)	6,691,740	3,664,780	4,250,499	1.2x	N/A	261,576	1.3x	4,512,075	1.3x	38%	22%

Total Euro BREP	€12,350,800	€4,184,037	€9,383,670	1.5x	9%	€4,414,948	2.0x	€13,798,618	1.6x	21%	14%

BREP Co-Investment (e)	$5,571,295	$—	$5,848,998	2.0x	69%	$5,766,461	2.2x	$11,615,459	2.1x	16%	17%
BREP Asia (Jun 2013 / Dec 2017)	5,075,917	3,130,004	2,463,724	1.3x	N/A	28,400	1.1x	2,492,124	1.3x	10%	16%

Total BREP	$77,300,971	$26,671,685	$52,492,491	1.7x	26%	$53,743,005	2.2x	$106,235,496	1.9x	21%	17%

BPP (f)	$5,383,751	$2,242,222	$3,661,781	1.2x	N/A	$—	N/A	$3,661,781	1.2x	N/A	19%
BREDS (g)	$7,256,058	$2,365,171	$2,603,472	1.2x	—	$4,282,116	1.3x	$6,885,588	1.3x	14%	12%
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (h)	$3,301,000	$3,016,230	$287,881	1.1x	—	$25,782	N/A	$313,663	1.2x	N/A	16%

Total Hedge Fund Solutions	$3,301,000	$3,016,230	$287,881	1.1x	—	$25,782	N/A	$313,663	1.2x	N/A	16%

Credit (i)
Mezzanine I (Jul 2007 / Jul 2012)	$2,000,000	$108,801	$731,424	1.7x	—	$4,117,474	1.6x	$4,848,898	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,624,554	2,765,478	1.3x	—	1,225,751	1.5x	3,991,229	1.3x	N/A	23%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	550,910	2,407,564	1.4x	—	3,532,791	1.5x	5,940,355	1.5x	N/A	14%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	3,761,279	1,778,060	1.3x	—	88,846	1.1x	1,866,906	1.2x	N/A	N/M

Total Credit	$14,498,143	$7,045,544	$7,682,526	1.4x	—	$8,964,862	1.5x	$16,647,388	1.4x	N/A	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2015 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have limited transaction activity.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	BPP, or Blackstone Property Partners, are the core+ real estate funds which invest with a more modest risk profile and lower leverage.
(g)	Excludes Capital Trust drawdown funds.
(h)	BSCH is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(i)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.7x, 1.7x and 1.5x, respectively. Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the four flagship credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$121,918	$103,204	$18,714	18%	$230,301	$201,788	$28,513	14%
Transaction and Other Fees, Net	(12,131)	27,616	(39,747)	N/M	8,228	70,463	(62,235)	-88%
Management Fee Offsets	(9,028)	(4,246)	(4,782)	-113%	(13,977)	(5,959)	(8,018)	-135%

Total Management Fees, Net	100,759	126,574	(25,815)	-20%	224,552	266,292	(41,740)	-16%

Performance Fees
Realized
Carried Interest	546,575	212,394	334,181	157%	929,553	332,199	597,354	180%
Unrealized
Carried Interest	(305,573)	502,210	(807,783)	N/M	261,249	669,275	(408,026)	-61%

Total Performance Fees	241,002	714,604	(473,602)	-66%	1,190,802	1,001,474	189,328	19%

Investment Income (Loss)
Realized	50,258	74,812	(24,554)	-33%	95,074	135,347	(40,273)	-30%
Unrealized	(22,301)	17,662	(39,963)	N/M	9,186	8,629	557	6%

Total Investment Income	27,957	92,474	(64,517)	-70%	104,260	143,976	(39,716)	-28%
Interest and Dividend Revenue	7,667	4,666	3,001	64%	15,284	9,894	5,390	54%
Other	2,515	564	1,951	346%	690	1,428	(738)	-52%

Total Revenues	379,900	938,882	(558,982)	-60%	1,535,588	1,423,064	112,524	8%

Expenses
Compensation and Benefits
Compensation	67,079	73,038	(5,959)	-8%	137,168	146,345	(9,177)	-6%
Performance Fee Compensation
Realized
Carried Interest	106,502	112,720	(6,218)	-6%	145,984	198,491	(52,507)	-26%
Unrealized
Carried Interest	(25,574)	66,194	(91,768)	N/M	152,546	39,046	113,500	291%

Total Compensation and Benefits	148,007	251,952	(103,945)	-41%	435,698	383,882	51,816	13%
Other Operating Expenses	62,458	39,193	23,265	59%	101,213	72,199	29,014	40%

Total Expenses	210,465	291,145	(80,680)	-28%	536,911	456,081	80,830	18%

Economic Income	$169,435	$647,737	$(478,302)	-74%	$998,677	$966,983	$31,694	3%

N/M Not meaningful.

Revenues

Revenues were $379.9 million for the three months ended June 30, 2015, a decrease of $559.0 million compared to $938.9 million for the three months ended June 30, 2014. The decrease in revenues was primarily attributable to decreases in Performance Fees, Investment Income and Total Management Fees, Net of $473.6 million, $64.5 million and $25.8 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $241.0 million for the three months ended June 30, 2015, a decrease of $473.6 million compared to $714.6 million for the three months ended June 30, 2014. The decrease was a result of slightly lower returns despite positive net returns across the segment. In the case of BCP V, net returns were lower due in part to the catch up of performance fees in the fund. However, realized performance fees of $546.6 million during the quarter were a record for the segment

Investment Income was $28.0 million for the three months ended June 30, 2015, a decrease of $64.5 million compared to $92.5 million for the three months ended June 30, 2014. The segment had strong performance in public investments as well as private investments in the services and healthcare sectors, however was outpaced by public returns and investments in the healthcare and energy sectors from the second quarter of 2014.

Total Management Fees were $100.8 million for the three months ended June 30, 2015, a decrease of $25.8 million compared to $126.6 million for the three months ended June 30, 2014, primarily driven by a decrease in Transaction and Other Fees, Net, partially offset by an increase in Base Management Fees. Transaction and Other Fees, Net were $(12.1) million for the three months ended June 30, 2015, a decrease of $39.7 million compared to $27.6 million for the three months ended June 30, 2014, principally as a result of one-time items related to fundraising fees and legal reserves. Base Management Fees were $121.9 million for the three months ended June 30, 2015, an increase of $18.7 million compared to the $103.2 million for the three months ended June 30, 2014, principally due to the commencement of the investment periods for BEP II and the tactical opportunities second vintage of separately managed accounts.

Revenues were $1.5 billion for the six months ended June 30, 2015, an increase of $112.5 million compared to $1.4 billion for the six months ended June 30, 2014. The increase in revenues was primarily attributable to increases in Performance Fees of $189.3 million, partially offset by decreases in Total Management Fees, Net, and Investment Income of $41.7 million and $39.7 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $1.2 billion for the six months ended June 30, 2015, an increase of $189.3 million, compared to $1.0 billion for the six months ended June 30, 2014, driven mainly by BCP V which crossed its preferred return threshold and has been fully generating performance fees since the second quarter of 2014.

Total Management Fees were $224.6 million for the six months ended June 30, 2015, a decrease of $41.7 million compared to $266.3 million for the six months ended June 30, 2014, primarily driven by a decrease in Transaction and Other Fees, Net. Transaction and Other Fees, Net were $8.2 million for the six months ended June 30, 2015, a decrease of $62.2 million compared to $70.5 million for the six months ended June 30, 2014, principally due to timing of investment closings, as well as one-time items related to fundraising fees and legal reserves.

Investment Income was $104.3 million for the six months ended June 30, 2015, a decrease of $39.7 million, compared to $144.0 million for the six months ended June 30, 2014. The decrease in the segment was principally driven by strong returns in our public portfolio and investments in the healthcare and services sectors in the second quarter of 2014 that were greater than the positive returns generated in the second quarter of 2015.

Expenses

Expenses were $210.5 million for the three months ended June 30, 2015, a decrease of $80.7 million compared to $291.1 million for the three months ended June 30, 2014. The decrease was primarily attributable to decreases of $98.0 million in Performance Fee Compensation and $6.0 million in Compensation, partially offset by an increase of $23.3 million in Other Operating Expenses. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Compensation decreased primarily due to the decrease in Revenues, on which a portion of compensation is based. Other Operating Expenses increased principally as a result of one-time items related to fundraising fees and legal reserves.

Expenses were $536.9 million for the six months ended June 30, 2015, an increase of $80.8 million compared to $456.1 million for the six months ended June 30, 2014. The increase was attributable to an increase of $61.0 million in Performance Fee Compensation, and $29.0 million in Other Operating Expenses. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Other Operating Expenses increased principally as a result of one-time items related to fundraising fees and legal reserves. Interest allocated to the segment also increased year-over-year.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2015 Inception to Date
	2015		2014 (a)		2015		2014 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	2%	1%	1%	1%	1%	—	4%	4%	59%	45%	50%	36%
BCP V	2%	2%	11%	9%	16%	10%	17%	14%	12%	10%	11%	9%
BCP VI	4%	3%	10%	8%	7%	6%	25%	19%	65%	49%	22%	14%
BEP I	7%	6%	16%	14%	8%	7%	23%	20%	61%	56%	35%	28%
BEP II (c)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tactical Opportunities	4%	3%	7%	5%	7%	5%	10%	8%	39%	35%	19%	14%
Strategic Partners	5%	4%	6%	6%	8%	7%	10%	10%	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	BEP II’s investment returns are presented as N/A as its investment period commenced in February 2015.

The corporate private equity funds within the Private Equity segment have four contributed funds with closed investment periods: BCP IV, BCP V, BCOM and BEP I. As of June 30, 2015, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$140,743	$157,869	$(17,126)	-11%	$293,091	$317,205	$(24,114)	-8%
Transaction and Other Fees, Net	21,510	13,514	7,996	59%	36,726	27,078	9,648	36%
Management Fee Offsets	(5,428)	(7,702)	2,274	30%	(10,294)	(16,926)	6,632	39%

Total Management Fees, Net	156,825	163,681	(6,856)	-4%	319,523	327,357	(7,834)	-2%

Performance Fees
Realized
Carried Interest	363,983	417,826	(53,843)	-13%	1,175,232	612,484	562,748	92%
Incentive Fees	1,220	6,070	(4,850)	-80%	1,943	6,044	(4,101)	-68%
Unrealized
Carried Interest	(188,608)	119,461	(308,069)	N/M	(369,627)	259,698	(629,325)	N/M
Incentive Fees	3,935	(3,483)	7,418	N/M	10,004	(746)	10,750	N/M

Total Performance Fees	180,530	539,874	(359,344)	-67%	817,552	877,480	(59,928)	-7%

Investment Income (Loss)
Realized	85,432	122,664	(37,232)	-30%	156,776	154,021	2,755	2%
Unrealized	(107,691)	(50,437)	(57,254)	-114%	(70,181)	(45,058)	(25,123)	-56%

Total Investment Income (Loss)	(22,259)	72,227	(94,486)	N/M	86,595	108,963	(22,368)	-21%
Interest and Dividend Revenue	10,259	8,009	2,250	28%	20,256	14,119	6,137	43%
Other	1,077	(218)	1,295	N/M	(2,900)	99	(2,999)	N/M

Total Revenues	326,432	783,573	(457,141)	-58%	1,241,026	1,328,018	(86,992)	-7%

Expenses
Compensation and Benefits
Compensation	79,484	85,582	(6,098)	-7%	164,318	165,815	(1,497)	-1%
Performance Fee Compensation
Realized
Carried Interest	116,168	143,442	(27,274)	-19%	362,664	195,275	167,389	86%
Incentive Fees	671	3,081	(2,410)	-78%	1,027	3,065	(2,038)	-66%
Unrealized
Carried Interest	(50,559)	27,339	(77,898)	N/M	(148,643)	84,324	(232,967)	N/M
Incentive Fees	230	(1,783)	2,013	N/M	2,805	(401)	3,206	N/M

Total Compensation and Benefits	145,994	257,661	(111,667)	-43%	382,171	448,078	(65,907)	-15%
Other Operating Expenses	43,346	36,542	6,804	19%	83,489	69,649	13,840	20%

Total Expenses	189,340	294,203	(104,863)	-36%	465,660	517,727	(52,067)	-10%

Economic Income	$137,092	$489,370	$(352,278)	-72%	$775,366	$810,291	$(34,925)	-4%

N/M Not meaningful.

Revenues

Revenues were $326.4 million for the three months ended June 30, 2015, a decrease of $457.1 million compared to $783.6 million for the three months ended June 30, 2014. The decrease in revenues was primarily attributable to decreases of $359.3 million in Performance Fees and $94.5 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $180.5 million for the three months ended June 30, 2015, a decrease of $359.3 million compared to $539.9 million for the three months ended June 30, 2014. The decrease in Performance Fees was primarily due to the decrease in the net appreciation from our BREP carry funds. For the three months ended June 30, 2015, the carrying value of investments for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 1.2% driven by continued strong operating fundamentals across the portfolio partially offset by declines in public investment values. Our BREDS drawdown and real estate hedge funds appreciated 3.5% and 1.5%, respectively.

Investment Income (Loss) was $(22.3) million for the three months ended June 30, 2015, a decrease of $94.5 million compared to $72.2 million for the three months ended June 30, 2014, primarily due to the year over year decrease in the net appreciation of investments across our global Real Estate funds.

Revenues were $1.2 billion for the six months ended June 30, 2015, a decrease of $87.0 million compared to $1.3 billion for the six months ended June 30, 2014. The decrease in revenues was primarily attributable to decreases of $59.9 million in Performance Fees and $22.4 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $817.6 billion for the six months ended June 30, 2015, a decrease of $60.0 million compared to $877.5 million for the six months ended June 30, 2014. Performance Fees decreased due to the same reasons noted above. For the six months ended June 30, 2015, the carrying value of investments for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, increased 9.0% driven by appreciation in the private and public portfolios. Our BREDS drawdown and real estate hedge funds appreciated 4.9% and 4.8%, respectively.

Investment Income was $86.6 million for the six months ended June 30, 2015, a decrease of $22.4 million compared to $109.0 million for the six months ended June 30, 2014, primarily attributable to the same reason noted above.

Expenses

Expenses were $189.3 million for the three months ended June 30, 2015, a decrease of $104.9 million compared to $294.2 million for the three months ended June 30, 2014. The decrease was primarily attributable to decreases of $105.6 million in Performance Fee Compensation and $6.1 million in Compensation, partially offset by an increase of $6.8 million in Other Operating Expenses. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The decrease in Compensation was due to an overall decrease in Revenues, on which a portion of compensation is based. Other Operating Expenses increased primarily due to a one-time placement fee related to BREP VIII.

Expenses were $465.7 million for the six months ended June 30, 2015, a decrease of $52.1 million compared to $517.7 million for the six months ended June 30, 2014. The decrease was attributable to a decrease of $64.4 million in Performance Fee Compensation, partially offset by an increase in Other Operating Expenses of $13.8 million. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to interest expense allocated to the segment and a one-time placement fee related to BREP VIII.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2015
	June 30,				June 30,				Inception to Date
	2015		2014		2015		2014		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	5%	4%	-0%	-0%	8%	6%	4%	3%	72%	45%	23%	14%
BREP V	3%	3%	5%	4%	15%	13%	9%	8%	18%	14%	15%	12%
BREP International II (b)	2%	2%	4%	4%	19%	18%	7%	7%	14%	11%	8%	6%
BREP VI	-5%	-4%	6%	5%	8%	6%	7%	6%	20%	15%	18%	14%
BREP Europe III (b)	4%	3%	7%	5%	12%	10%	12%	9%	37%	25%	31%	20%
BREP VII	6%	5%	8%	6%	10%	8%	15%	11%	48%	35%	35%	25%
BREP Asia	6%	5%	4%	2%	14%	9%	10%	6%	13%	10%	27%	16%
BREP Europe IV (b)	8%	6%	7%	4%	16%	11%	15%	8%	64%	38%	33%	22%
BREDS	5%	2%	5%	3%	5%	2%	7%	5%	17%	14%	16%	12%
CMBS	1%	0%	4%	3%	3%	2%	7%	5%	N/A	N/A	16%	11%
BREIF	1%	1%	3%	2%	7%	5%	3%	2%	N/A	N/A	10%	6%
BREP Co-Investment	-9%	-8%	7%	7%	5%	5%	12%	11%	18%	16%	19%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2015:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€304	8%	22%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.

(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has four funds in their investment period, which were above their respective Carried Interest thresholds as of June 30, 2015: BREP Asia, BREP Europe IV and two funds within BREDS.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$130,216	$123,008	$7,208	6%	$260,853	$236,392	$24,461	10%
Transaction and Other Fees, Net	—	126	(126)	-100%	25	219	(194)	-89%
Management Fee Offsets	(608)	(1,531)	923	60%	(888)	(2,986)	2,098	70%

Total Management Fees, Net	129,608	121,603	8,005	7%	259,990	233,625	26,365	11%

Performance Fees
Realized
Incentive Fees	16,915	7,973	8,942	112%	27,431	47,818	(20,387)	-43%
Unrealized
Carried Interest	8,014	—	8,014	N/M	8,014	—	8,014	N/M
Incentive Fees	15,855	30,556	(14,701)	-48%	63,282	48,641	14,641	30%

Total Performance Fees	40,784	38,529	2,255	6%	98,727	96,459	2,268	2%

Investment Income (Loss)
Realized	(1,757)	2,394	(4,151)	N/M	(12,132)	19,214	(31,346)	N/M
Unrealized	2,032	1,057	975	92%	6,515	5,488	1,027	19%

Total Investment Income (Loss)	275	3,451	(3,176)	-92%	(5,617)	24,702	(30,319)	N/M
Interest and Dividend Revenue	3,970	2,340	1,630	70%	7,919	5,001	2,918	58%
Other	459	(203)	662	N/M	(1,148)	(81)	(1,067)	N/M

Total Revenues	175,096	165,720	9,376	6%	359,871	359,706	165	0%

Expenses
Compensation and Benefits
Compensation	45,841	43,341	2,500	6%	101,945	83,912	18,033	21%
Performance Fee Compensation
Realized
Incentive Fees	8,711	2,918	5,793	199%	12,181	16,189	(4,008)	-25%
Unrealized
Carried Interest	4,077	—	4,077	N/M	4,077	—	4,077	N/M
Incentive Fees	3,764	11,252	(7,488)	-67%	19,415	18,013	1,402	8%

Total Compensation and Benefits	62,393	57,511	4,882	8%	137,618	118,114	19,504	17%
Other Operating Expenses	20,499	25,101	(4,602)	-18%	41,705	44,581	(2,876)	-6%

Total Expenses	82,892	82,612	280	0%	179,323	162,695	16,628	10%

Economic Income	$92,204	$83,108	$9,096	11%	$180,548	$197,011	$(16,463)	-8%

N/M Not meaningful.

Revenues

Revenues were $175.1 million for the three months ended June 30, 2015, an increase of $9.4 million compared to $165.7 million for the three months ended June 30, 2014. The increase in revenues was primarily attributable to an increase of $8.0 million in Total Management Fees, Net, partially offset by a decrease of $3.2 million in Investment Income.

Total Management Fees, Net were $129.6 million for the three months ended June 30, 2015, an increase of $8.0 million compared to $121.6 million for the three months ended June 30, 2014, primarily due to an increase in Base Management Fees. Base Management Fees were $130.2 million for the three months ended June 30, 2015, an increase of $7.2 million compared to $123.0 million for the three months ended June 30, 2014. This increase was driven by an increase in Fee-Earning Assets Under Management of 13% from the prior year period, which was from net inflows and market appreciation.

Investment Income was $275 thousand for the three months ended June 30, 2015, a decrease of $3.2 million compared to $3.5 million for the three months ended June 30, 2014. The decrease in Investment Income was primarily driven by the year over year net depreciation of investments of which Blackstone owns a share.

Revenues were $359.9 million for the six months ended June 30, 2015, relatively stable compared to $359.7 million for the six months ended June 30, 2014.

Expenses

Expenses were $82.9 million for the three months ended June 30, 2015, relatively stable compared to $82.6 million for the three months ended June 30, 2014.

Expenses were $179.3 million for the six months ended June 30, 2015, an increase of $16.6 million compared to $162.7 million for the six months ended June 30, 2014. The increase in expenses was primarily attributable to an $18.0 million increase in Compensation, partially offset by a decrease of $2.9 million in Other Operating Expenses. The increase in Compensation was primarily due to an increase in Total Management Fees, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the businesses. The decrease in Other Operating Expenses resulted primarily due to a fund expense waiver offset by an increase in interest allocated to the segment.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of June 30,		As of June 30,
	2014	2015	2014	2015
	(Dollars in Thousands)
BAAM Managed Funds (b)	$31,286,770	$36,653,020	85%	93%

Note:	Totals in graph may not add due to rounding.
(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at June 30, 2015 the incremental appreciation needed for the 7% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $19.7 million, a decrease of $48.2 million, or 71%, compared to $67.9 million at June 30, 2014. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of June 30, 2015, 99% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2015
	2015		2014		2015		2014		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	1%	1%	2%	2%	4%	4%	4%	4%	6%	5%	10%	9%	8%	7%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (liquid alternatives), long-only equity, long-biased commodities, ventures (seeding and minority interests), strategic opportunities (co-investments), Senfina (direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. On a net of fees basis, the BPS Composite was up 0.9% for the quarter and 3.6% year-to-date.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$123,615	$112,489	$11,126	10%	$248,644	$218,063	$30,581	14%
Transaction and Other Fees, Net	2,060	7,064	(5,004)	-71%	3,517	10,408	(6,891)	-66%
Management Fee Offsets	(3,370)	(6,739)	3,369	50%	(11,220)	(10,991)	(229)	-2%

Total Management Fees, Net	122,305	112,814	9,491	8%	240,941	217,480	23,461	11%

Performance Fees
Realized
Carried Interest	26,925	11,439	15,486	135%	40,292	30,599	9,693	32%
Incentive Fees	29,684	25,248	4,436	18%	48,115	39,266	8,849	23%
Unrealized
Carried Interest	44,218	39,041	5,177	13%	32,267	62,027	(29,760)	-48%
Incentive Fees	6,521	29,703	(23,182)	-78%	15,645	70,147	(54,502)	-78%

Total Performance Fees	107,348	105,431	1,917	2%	136,319	202,039	(65,720)	-33%

Investment Income
Realized	2,723	2,223	500	22%	4,960	5,294	(334)	-6%
Unrealized	2,760	4,521	(1,761)	-39%	9,647	7,600	2,047	27%

Total Investment Income	5,483	6,744	(1,261)	-19%	14,607	12,894	1,713	13%
Interest and Dividend Revenue	5,938	4,892	1,046	21%	11,589	10,753	836	8%
Other	34	11	23	209%	3,527	(248)	3,775	N/M

Total Revenues	241,108	229,892	11,216	5%	406,983	442,918	(35,935)	-8%

Expenses
Compensation and Benefits
Compensation	47,124	51,310	(4,186)	-8%	97,001	102,062	(5,061)	-5%
Performance Fee Compensation
Realized
Carried Interest	15,362	4,139	11,223	271%	21,632	15,933	5,699	36%
Incentive Fees	12,455	12,510	(55)	-0%	20,856	22,890	(2,034)	-9%
Unrealized
Carried Interest	21,497	20,803	694	3%	15,841	31,656	(15,815)	-50%
Incentive Fees	2,137	15,223	(13,086)	-86%	8,872	30,611	(21,739)	-71%

Total Compensation and Benefits	98,575	103,985	(5,410)	-5%	164,202	203,152	(38,950)	-19%
Other Operating Expenses	23,539	22,159	1,380	6%	45,375	54,998	(9,623)	-17%

Total Expenses	122,114	126,144	(4,030)	-3%	209,577	258,150	(48,573)	-19%

Economic Income	$118,994	$103,748	$15,246	15%	$197,406	$184,768	$12,638	7%

N/M Not meaningful.

Revenues

Revenues were $241.1 million for the three months ended June 30, 2015, an increase of $11.2 million compared to $229.9 million for the three months ended June 30, 2014. This change was primarily attributable to increases of $9.5 million in Total Management Fees and $1.9 million in Performance Fees.

Total Management Fees were $122.3 million for the three months ended June 30, 2015, an increase of $9.5 million compared to $112.8 million for the three months ended June 30, 2014. This change was primarily attributable to an increase of $11.1 million in Base Management Fees resulting from the growth in our Fee-Earning Assets Under Management.

Performance Fees were $107.3 million for the three months ended June 30, 2015, an increase of $1.9 million compared to $105.4 million for the three months ended June 30, 2014. This change was primarily attributable to a greater rate of appreciation in our significant drawdown funds. The net returns of Blackstone’s significant Credit segment funds were 1.4% for Hedge Fund Strategies, 5.0% for Mezzanine Strategies and 5.3% for Rescue Lending Strategies for the three months ended June 30, 2015.

Revenues were $407.0 million for the six months ended June 30, 2015, a decrease of $35.9 million compared to $442.9 million for the six months ended June 30, 2014. This change was primarily attributable to a decrease of $65.7 million in Performance Fees, partially offset by an increase of $23.5 million in Total Management Fees.

Performance Fees were $136.3 million for the six months ended June 30, 2015, a decrease of $65.7 million compared to $202.0 million for the six months ended June 30, 2014. This change was primarily attributable to lower returns in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 in certain alternative strategies. The net returns of Blackstone’s significant Credit segment funds were 2.6% for Hedge Fund Strategies, 7.5% for Mezzanine Strategies and 4.9% for Rescue Lending Strategies for the six months ended June 30, 2015.

Total Management Fees were $240.9 million for the six months ended June 30, 2015, an increase of $23.5 million compared to $217.5 million for the six months ended June 30, 2014. This change was primarily attributable to an increase of $30.6 million in Base Management Fees resulting from the growth in our Fee-Earning Assets Under Management.

Expenses

Expenses were $122.1 million for the three months ended June 30, 2015, a decrease of $4.0 million compared to $126.1 million for the three months ended June 30, 2014. The decrease in expenses was primarily attributable to a decrease of $4.2 million in Compensation due to long term compensation realignment.

Expenses were $209.6 million for the six months ended June 30, 2015, a decrease of $48.6 million compared to $258.2 million for the six months ended June 30, 2014. The decrease in expenses was primarily attributable to decreases of $33.9 million in Performance Fee Compensation and $9.6 million in Other Operating Expenses. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue.The decrease in Other Operating Expenses was driven by a non-recurring placement fee in the first quarter of 2014.

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

As of June 30, 2015, the Credit segment’s returns reflect composite returns for funds included within each alternative strategy as set forth below. Previously, these returns reflected only the composite returns for the flagship funds in each strategy. The historical returns presented in the tables below have been updated to conform to the current presentation.

The following table presents composite return information of the segment’s Hedge Fund Strategies funds:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2015
	2015		2014		2015		2014		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Hedge Fund Strategies (b)	2%	1%	3%	2%	4%	3%	7%	5%	-1%	-2%	14%	10%	14%	11%	12%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Hedge Fund Strategies’ returns represent a weighted-average composite of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The historical returns are from August 1, 2005.

The following table presents combined internal rates of return of the segment’s Mezzanine Strategies funds and Rescue Lending Strategies funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2015 Inception to Date
	2015		2014		2015		2014
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Strategies (b)	6%	5%	4%	3%	9%	8%	9%	6%	25%	19%
Rescue Lending Strategies (c)	6%	5%	5%	5%	6%	5%	11%	9%	21%	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	The Rescue Lending Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from September 29, 2009.

As of June 30, 2015, the drawdown funds within the Mezzanine and Rescue Lending Strategies’ returns were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$76,998	$114,914	$(37,916)	-33%	$161,236	$184,877	$(23,641)	-13%
Transaction and Other Fees, Net	289	876	(587)	-67%	305	938	(633)	-67%

Total Advisory and Transaction Fees	77,287	115,790	(38,503)	-33%	161,541	185,815	(24,274)	-13%

Investment Income (Loss)
Realized	(159)	106	(265)	N/M	(389)	240	(629)	N/M
Unrealized	(523)	969	(1,492)	N/M	959	1,663	(704)	-42%

Total Investment Income (Loss)	(682)	1,075	(1,757)	N/M	570	1,903	(1,333)	-70%
Interest and Dividend Revenue	3,192	2,187	1,005	46%	6,429	4,689	1,740	37%
Other	(112)	(160)	48	30%	(1,068)	(335)	(733)	-219%

Total Revenues	79,685	118,892	(39,207)	-33%	167,472	192,072	(24,600)	-13%

Expenses
Compensation and Benefits
Compensation	49,824	69,744	(19,920)	-29%	118,758	131,426	(12,668)	-10%
Other Operating Expenses	18,559	22,116	(3,557)	-16%	39,901	43,458	(3,557)	-8%

Total Expenses	68,383	91,860	(23,477)	-26%	158,659	174,884	(16,225)	-9%

Economic Income	$11,302	$27,032	$(15,730)	-58%	$8,813	$17,188	$(8,375)	-49%

N/M  Not meaningful.

Revenues

Revenues were $79.7 million for the three months ended June 30, 2015, a decrease compared to the three months ended June 30, 2014. The decrease in revenues was primarily due to decreases in our fund placement and Blackstone Advisory Partners (“BAP”) businesses. Partially offsetting this was an increase in Restructuring and Reorganization revenues driven by a higher number of fee paying clients relative to the prior year period. Our capital markets business decreased due to a higher amount of transaction fees recorded in the prior year period. The decrease in fees earned by Blackstone’s fund placement business was due primarily to a decrease in the size of the transactions that closed in the secondary advisory business during the period. BAP, Restructuring and Reorganization and the fund placement businesses all have strong backlogs.

Revenues were $167.5 million for the six months ended June 30, 2015, a decrease of $24.6 million compared to $192.1 million for the six months ended June 30, 2014. Revenues were down in all four components of the segment. BAP’s revenues decreased as certain deals were delayed. Restructuring and Reorganization and the capital markets businesses decreased due to a lower amount of transaction fees relative to the prior year period. The decrease in fees earned by Blackstone’s fund placement business was due primarily to a decrease in the size of transactions that closed in the secondary advisory business while partially offset by an increase in the volume and size of transactions that closed in the Private Equity and Real Estate business during the period.

Expenses

Expenses were $68.4 million for the three months ended June 30, 2015, a decrease of $23.5 million compared to the three months ended June 30, 2014. Compensation decreased $19.9 million compared to $69.7 million for the three months ended June 30, 2014, primarily due to an overall decrease in Revenues across the segment.

Expenses were $158.7 million for the six months ended June 30, 2015, a decrease of $16.2 million compared to the six months ended June 30, 2014. Compensation decreased $12.7 million compared to $131.4 million for the six months ended June 30, 2014, primarily due to an overall decrease in Revenues across the segment.

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

Total assets were $24.7 billion as of June 30, 2015, a decrease of $6.8 billion from December 31, 2014. The decrease in total assets was primarily attributable to a decrease of $6.8 billion in Investments following the adoption of new consolidation accounting guidance which resulted in the deconsolidation of a number of Blackstone Funds.

Total liabilities were $10.8 billion as of June 30, 2015, a decrease of $3.4 billion from December 31, 2014. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $3.1 billion, which was attributable to the adoption of new consolidation accounting guidance which resulted in the deconsolidation of a number of Blackstone Funds.

For the three months ended June 30, 2015, we had Total Fee Related Revenues of $590.8 million and related expenses of $412.3 million, generating Fee Related Earnings of $178.4 million and Distributable Earnings of $1.0 billion. For the six months ended June 30, 2015, we had Total Fee Related Revenues of $1.2 billion and related expenses of $846.6 million, generating Fee Related Earnings of $359.1 million and Distributable Earnings of $2.3 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our issuances of senior notes. As of June 30, 2015, we had $2.2 billion in cash and cash equivalents, $2.0 billion invested in Blackstone’s Treasury Cash Management Strategies, $178.3 million invested in liquid Blackstone Funds, $2.0 billion invested in illiquid Blackstone Funds and $272.2 million invested in other investments, against $2.8 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

On May 19, 2015, Blackstone issued €300 million in aggregate principal amount of 2.000% senior notes which will mature on May 19, 2025.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Income Attributable to The Blackstone Group L.P.	**$ 134,168**	**$ 517,016**	**$ 763,616**	**$ 782,633**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	134,870	543,819	780,100	843,324
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	66,716	140,061	148,512	184,022
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,780	22,486	21,307	68,278
Net Income	**$ 349,534**	**$ 1,223,382**	**$ 1,713,535**	**$ 1,878,257**
Provision for Taxes	43,251	83,282	142,595	137,379
Income Before Provision for Taxes	**$ 392,785**	**$ 1,306,664**	**$ 1,856,130**	**$ 2,015,636**
IPO and Acquisition-Related Charges [a]	192,018	178,568	423,880	355,592
Amortization of Intangibles [b]	24,720	28,310	50,619	57,313
(Income) Associated with Non-Controlling Interests of Consolidated Entities [c]	(80,496)	(162,547)	(169,819)	(252,300)
Economic Income	**$ 529,027**	**$ 1,350,995**	**$ 2,160,810**	**$ 2,176,241**
Taxes [d]	(20,587)	(25,032)	(30,306)	(36,344)
Economic Net Income	**$ 508,440**	**$ 1,325,963**	**$ 2,130,504**	**$ 2,139,897**
Taxes [d]	20,587	25,032	30,306	36,344
Performance Fee Adjustment [e]	(569,664)	(1,398,438)	(2,243,400)	(2,177,452)
Investment (Income) Adjustment [f]	(10,774)	(175,971)	(200,415)	(292,438)
Net Interest Loss [g]	14,411	11,988	22,813	20,024
Performance Fee Compensation and Benefits Adjustment(h)	215,441	417,838	619,257	655,092
Fee Related Earnings	**$ 178,441**	**$ 206,412**	**$ 359,065**	**$ 381,467**
Net Realized Performance Fees [i]	725,433	402,140	1,658,222	616,567
Realized Investment Income [j]	136,497	202,199	244,289	314,116
Net Interest (Loss) [g]	(14,411)	(11,988)	(22,813)	(20,024)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement [k]	(20,587)	(44,841)	(37,581)	(75,895)
Equity-Based Compensation [l]	28,547	11,250	72,945	27,587
Distributable Earnings	**$ 1,033,920**	**$ 765,172**	**$ 2,274,127**	**$ 1,243,818**
Interest Expense	45,437	34,082	84,290	64,480
Taxes and Related Payables Including Payable Under Tax Receivable Agreement [k]	20,587	44,841	37,581	75,895
Depreciation and Amortization	6,715	7,170	13,642	17,543
Adjusted EBITDA	**$ 1,106,659**	**$ 851,265**	**$ 2,409,640**	**$ 1,401,736**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2015 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$500,000	$225,000	$225,000
BCP VI	719,718	290,646	250,000	100,958
BCP V	629,356	42,258	—	—
BEP	50,000	7,323	—	—
BEP II	80,000	80,000	26,667	26,667
Tactical Opportunities	189,582	103,391	39,920	21,771
Strategic Partners	150,592	110,044	20,294	8,474
Other (b)	208,310	13,041	—	—
Real Estate
BREP VIII	300,000	298,025	100,000	100,000
BREP VII	300,000	69,047	100,000	23,016
BREP VI	750,000	38,840	150,000	12,947
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	65,625	43,333	21,875
BREP Asia	50,392	26,534	16,797	8,845
BREDS II	50,000	30,532	16,667	10,177
CT Opportunity Partners I	25,000	23,410	—	—
Other (b)	155,503	35,714	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	2,862	—	—
Strategic Holdings LP	50,000	45,458	—	—
Other (b)	300	139	—	—
Credit
Capital Opportunities Fund II L.P.	120,000	71,324	110,340	65,582
GSO Capital Solutions II	125,000	103,967	120,156	99,939
Blackstone/GSO Capital Solutions	50,000	9,462	27,666	5,236
BMezz II	17,692	3,085	—	—
Other (b)	273,828	239,747	28,343	22,647
Other
Treasury	56,533	56,533	—	—

Total	$5,181,806	$2,282,271	$1,310,183	$757,544

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

On May 19, 2015, Blackstone Holdings Finance Co. L.L.C. issued €300 million in aggregate principal amount of 2.000% senior notes which will mature on May 19, 2025, unless earlier redeemed or repurchased.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2015, no units were repurchased. As of June 30, 2015, the amount remaining under this program available for repurchases was $335.8 million.

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

With respect to fiscal year 2015, we have paid to common unitholders a distribution of $0.74 in respect of the second quarter, aggregating $1.63 per common unit in respect of the six months ended June 30, 2015. With respect to fiscal year 2014, we paid common unitholders aggregate distributions of $2.12 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2015	$61.4	$41.7	$138.8
Balance, December 31, 2014	$—	$29.9	$85.9
Six Months Ended June 30, 2015
Average Daily Balance	$83.4	$75.1	$166.0
Maximum Daily Balance	$120.7	$147.2	$204.6

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2015 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	July 1, 2015 to December 31, 2015	2016–2017	2018–2019	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$39,800	$174,761	$168,023	$705,845	$1,088,429
Purchase Obligations	13,715	16,499	3,041	—	33,255
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	2,237,080	2,822,080
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	75,687	288,396	273,862	1,486,868	2,124,813
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	4,166	392,505	—	2,701,797	3,098,468
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	29,948	510,425	105,400	3,105,659	3,751,432
Blackstone Funds Capital Commitments to Investee Funds (f)	28,862	—	—	—	28,862
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	151,255	168,242	953,420	1,272,917
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,644	—	—	—	5,644
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,282,272	—	—	—	2,282,272

Consolidated Contractual Obligations	2,480,094	1,533,841	1,303,568	11,190,669	16,508,172
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(4,166)	(392,505)	—	(2,701,797)	(3,098,468)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(29,948)	(510,425)	(105,400)	(3,105,659)	(3,751,432)
Blackstone Funds Capital Commitments to Investee Funds (f)	(28,862)	—	—	—	(28,862)

Blackstone Operating Entities Contractual Obligations	$2,417,118	$630,911	$1,198,168	$5,383,213	$9,629,410

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2015, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of

June 30, 2015, at spreads to market rates pursuant to the financing agreements, and range from 0.27% to 7.12%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.2 million and interest and penalties of $2.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $16.6 million and interest of $5.8 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2015.

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

As of June 30, 2015, the total clawback obligations were $3.5 million, of which $1.1 million related to Blackstone Holdings and $2.4 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. The Partnership has a controlling interest in Blackstone Holdings because the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

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

The Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continually. In evaluating whether the Partnership is the primary beneficiary, Blackstone evaluates its economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

On private equity, real estate and certain credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.50% to 2.00% of net asset value.

On credit-focused separately managed accounts:

•	0.30% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital or net operating income.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 1.25% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.50% to 1.50% of fund assets or net asset value.

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

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including corporate bonds and loans held within CLO vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Upon adoption of the new CLO measurement guidance adopted as of January 1, 2015, senior and subordinate notes issued by CLO vehicles are classified within Level II of the fair value hierarchy.

•

Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. For periods prior to the adoption of new CLO measurement guidance, senior and subordinate notes issued by CLO vehicles are classified within Level III of the fair value hierarchy.

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

•

Upon adoption of the new CLO measurement guidance adopted as of January 1, 2015, senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

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

Credit-Focused Liabilities — Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities have historically been valued using a discounted cash flow method. On the adoption of new accounting guidance as of January 1, 2015 and the application of a permitted measurement alternative, such liabilities are valued based on the more observable fair value of related assets held by CLO vehicles less (a) the fair value of any beneficial interests held by Blackstone and (b) the carrying value of any beneficial interest that represent compensation for services.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. Historically, the adjustment resulting from the difference between the fair value of assets and liabilities for each of these events was presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Historically, amounts attributable to Non-Controlling Interests in Consolidated Entities had a corresponding adjustment to Appropriated Partners’ Capital. On the adoption of the new CLO measurement guidance, there is no attribution of amounts to Non-Controlling Interests and no corresponding adjustment to Appropriated Partners’ Capital.

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

The carrying value of goodwill was $1.8 billion as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, we determined that there was no evidence of Goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2015 and June 30, 2014, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2015	2014
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	36%	34%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2015 and June 30, 2014, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$86,220	$1,485,164	$248,615	$80,238	$1,219,254	$282,859

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2015
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$50,546,858	72%
Real Estate	$60,139,568	73%
Credit	$44,489,798	49%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2015 and June 30, 2014, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$14,078	$289,460	$42,725	$20,316	$246,445	$39,329

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2015 and June 30, 2014, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2015	2014
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$42	$65

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

	June 30,
	2015			2014
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$21,432	(a)	$17,162	$12,483	(a)	$10,581

(a)	As of June 30, 2015 and 2014, this represents 0.5% and 0.5% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2015	2014
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$50,308	$28,904

(a)	As of June 30, 2015 and 2014, this represents 1.2% and 1.2% of the Treasury Liquidity Portfolio, respectively.

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

The SEC has publicly indicated that it is specifically focused on private equity practices regarding fees and other conflicts of interest, including, among other things, the widespread industry practice of receiving fees from portfolio companies in connection with the termination of monitoring agreements upon the initial public offering or disposition of such companies. The SEC had reviewed our historical monitoring fee practices in 2011 — 2012 in their regular exam process. In June 2014, we voluntarily modified our monitoring fee practices in ways that are beneficial to our private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. This followed the expansion in 2012 of the disclosure that was already being made to private equity investors regarding such fees. Recently, the SEC has informally requested additional information about our historical monitoring fee termination practices. The SEC also has asked for additional information about certain pre-2011 practices relating to the application of disparate vendor discounts to Blackstone and to our funds that were changed in 2011 and had also been previously reviewed by the SEC in 2012. We are in discussions with the SEC regarding a potential resolution of these matters.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2015, no units were repurchased. As of June 30, 2015, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Special Equity Award — Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 6, 2015

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Laurence A. Tosi
Name:	Laurence A. Tosi
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)